Form 10-K
period 2013-12-31
NEWCASTLE INVESTMENT CORP
filed 2014-03-03
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________ to ________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2013 (computed based on the closing price on such date as reported on the NYSE) was: $1.5 billion.

The number of shares outstanding of the registrant’s common stock was 351,453,495 as of February 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference from the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in global, national and local economic conditions, including, but not limited to, a prolonged economic slowdown and a downturn in the real estate market;
•	reductions in cash flows received from our investments;
•	the availability and cost of capital for future investments, particularly in a rising interest rate environment, and our ability to deploy capital accretively;
•	our ability to profit from opportunistic investments, such as our investment in golf, and to mitigate the risks associated with managing operating businesses and asset classes with which we have limited experience;
•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
•	changes in our asset portfolio and investment strategy as a result of a spin-off of our senior housing business or other factors;
•	adverse changes in the financing markets we access affecting our ability to finance our investments;
•	changing risk assessments by lenders that potentially lead to increased margin calls, not extending our repurchase agreements or other financings in accordance with their current terms or entering into new financings with us;
•	changes in interest rates and/or credit spreads, as well as the success of any hedging strategy we may undertake in relation to such changes;
•	the risks that default and recovery rates on our real estate securities and loan portfolios deteriorate compared to our underwriting estimates;
•	impairments in the value of the collateral underlying our investments and the relation of any such impairments to our judgments as to whether changes in the market value of our securities, loans or real estate are temporary or not and whether circumstances bearing on the value of such assets warrant changes in carrying values;
•	our dependence on our property managers and tenants in our senior housing business;
•

the ability of our property managers and tenants to comply with laws, rules and regulations in the operation of our properties, to deliver high quality services, to attract and retain qualified personnel and to attract residents;

•	increases in costs at our senior housing properties (including, but not limited to, the costs of labor, supplies, insurance and property taxes);
•	geographical concentrations with respect to the mortgage loans underlying and collateral securing certain of our debt investments, our senior housing properties and our golf courses;
•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans or changes in the healthcare industry;
•	competition within the finance, real estate, senior housing industries, as well as other industries, such as the golf industry, in which we have and/or may pursue additional investments;
•	the impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our property managers and tenants;
•	our ability and willingness to maintain our qualification as a REIT; and
•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Newcastle Investment Corp. (“the Company”) or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

NEWCASTLE INVESTMENT CORP.
FORM 10-K
INDEX

PART I

Item 1. Business.

Overview

Newcastle Investment Corp. (“Newcastle”) is a real estate investment trust (“REIT”) that focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. Newcastle is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress (the “Manager”). Newcastle’s common stock is traded on the New York Stock Exchange under the symbol “NCT.”

We currently invest in (1) senior housing properties, (2) real estate debt and (3) other investments. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ conservative capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to enhance returns.

In our senior housing business, we acquire and own senior housing properties. We either have our properties operated pursuant to property management agreements with third parties (“managed properties”) or lease our properties to third-party tenants (“triple net lease properties”). Currently, our managed properties are managed by affiliates or subsidiaries of either Holiday Acquisition Holdings LLC (“Holiday”) or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”). Holiday is a portfolio company that is majority owned by private equity funds managed by an affiliate of our Manager, and Blue Harbor is an affiliate of our Manager. All of our triple net lease properties are currently leased to Holiday. As of December 31, 2013, we owned 33 managed properties and 51 triple net lease properties. For more information about our portfolio, see “—Developments in 2013—Senior Housing Acquisitions” and “—Investment Portfolio—Other Investments—Senior Housing Investments” below.

In the fourth quarter of 2013, we changed our financial reporting segments. In particular, we established media and golf segments in connection with the restructurings of certain debt investments, as further described below under “Developments in 2013—Restructuring and Spin-off of Media Investments” and “Developments in 2013—Restructuring of Golf Investment.”

The following table summarizes our segment results at December 31, 2013:

		Debt Investments (A)					Inter-segment
	Senior Housing (A)	CDOs	Other Debt (B)	Media (C)	Golf	Corporate	Elimination (D)	Total
GAAP
Investments	$1,463,758	$925,690	$1,279,549	$542,275	$358,439	$—	$(87,529)	$4,482,182
Cash and restricted cash	31,263	2,377	—	38,288	22,890	23,492	—	118,310
Other assets	55,430	47,285	3,442	110,183	34,898	987	(154)	252,071
Total assets	1,550,451	975,352	1,282,991	690,746	416,227	24,479	(87,683)	4,852,563

Debt	(1,076,828)	(645,938)	(1,149,547)	(182,016)	(181,910)	(51,237)	87,529	(3,199,947)
Other liabilities	(61,886)	(19,194)	(2,235)	(113,251)	(185,552)	(44,528)	154	(426,492)
Total liabilities	(1,138,714)	(665,132)	(1,151,782)	(295,267)	(367,462)	(95,765)	87,683	(3,626,439)
Preferred stock	—	—	—	—	—	(61,583)	—	(61,583)
Noncontrolling interests	—	—	—	(60,913)	(366)	—	—	(61,279)

GAAP book value	$411,737	$310,220	$131,209	$334,566	$48,399	$(132,869)	$—	$1,103,262
(A)	The collateralized debt obligations (“CDOs”) segment represents debt investments financed with CDOs. Assets held within non-recourse structures, including all of the assets in the senior housing and CDO segments, are not available to satisfy obligations outside of such financings, except to the extent net cash flow distributions are received from such structures. Creditors or beneficial interest holders of these structures generally have no recourse to the general credit of Newcastle. Therefore, our exposure to the economic losses from such structures generally is limited to our invested equity in them, and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of our investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	The Other Debt segment represents debt investments other than our CDO investments. The following table summarizes the investments in this segment:

	December 31, 2013
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*
Manufactured housing loan portfolio I	$102,681	$91,924	$74,248	$66,446
Manufactured housing loan portfolio II	128,975	128,117	93,863	93,536
Subprime mortgage loans subject to call options	406,217	406,217	406,217	406,217
Real estate securities	56,466	50,961	39,665	36,095
Operating real estate	N/A	6,597	6,000	6,000
Subtotal	$694,339	$683,816	$619,993	$608,294
Other
Unlevered real estate securities	129,563	4,296	—	—
Levered real estate securities	514,994	551,270	516,134	516,134
Other investments	N/A	6,160	—	—
Residential mortgage loans	45,323	34,007	25,119	25,119
	$1,384,219	$1,279,549	$1,161,246	$1,149,547

* An aggregate face amount of $133.9 million (carrying value of $87.5 million) of debt represents inter-segment financing, which is eliminated upon consolidation.

(C)	In February 2014, the media segment was spun off from Newcastle and will not be reported as a segment in future filings.
(D)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment, the other debt segment and the golf segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.

Further details regarding the revenues, net income (loss) and total assets of each of our segments for each of the last three fiscal years are presented in Note 5 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Developments in 2013

Spin-off of Residential Assets

On May 15, 2013, we spun off our wholly owned subsidiary New Residential Investment Corp. (“New Residential”). Prior to the spin-off, we contributed to New Residential all of our investments in excess mortgage servicing rights (“Excess MSRs”), the non-Agency residential mortgage backed securities (“RMBS”) we had acquired since the second quarter of 2012, certain Agency Adjustable Rate Mortgage (“ARM”) RMBS, the residential mortgage loans we had acquired since the beginning of 2013, our interest in a portfolio of consumer loans, and cash and cash equivalents of $181.6 million. The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock of New Residential to our common stockholders of record at the close of business on May 6, 2013. The distribution ratio was one share of New Residential common stock for each share of Newcastle common stock. For additional information about the New Residential spin-off, see Note 4 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Senior Housing Acquisitions

During 2013, we invested a total of $364.9 million of cash to acquire senior housing properties, including the Holiday Portfolio (defined below) and various other properties, as described below.

On December 23, 2013, we completed the acquisition of a 51-property portfolio of independent living senior housing properties (the “Holiday Portfolio”) from certain affiliates of Holiday for approximately $1.0 billion. We funded the purchase price with $719.4 million of non-recourse debt financing and $281.1 million of cash. The Holiday Portfolio includes properties located across 24 states with 5,842 units in aggregate. Concurrently with the closing of the Holiday acquisition, we leased these properties to certain affiliates of Holiday (collectively, the “Master Tenants”) pursuant to two triple net master leases on nearly identical terms. Each master lease has a 17-year term and first-year rent equal to 6.5% of the purchase price with annual increases during the following three years of 4.5% and up to 3.75% thereafter. Under each master lease, the respective Master Tenant is responsible for (i) operating its portion of the Holiday Portfolio and bearing the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property level employees, and (ii) complying with the terms of the mortgage financing documents. The Master Tenants’ obligations to us under the master leases are guaranteed by a subsidiary of Holiday (the “Guarantor”). The Guarantor is required to maintain a minimum net worth (book value plus accumulated depreciation and certain other adjustments as defined in the guaranty) of

$150 million, a minimum fixed charge coverage ratio (earnings before interest expense, taxes, depreciation, amortization and rent (“EBITDAR”) divided by rent and interest) of 1.10 and a maximum leverage ratio (debt plus 10 times cash rent divided by EBITDAR) of 10 to 1. While we believe that the financial covenants contained in the master leases and the guaranty of lease agreements enhance the security of payments that will be owed to us under the master leases, these security features may not ensure timely payment in full of all amounts due to us under the master leases or the guaranty of lease agreements. See “Risk Factors—Risks Related to Our Business—The Master Tenants may be unable to cover their lease obligations to us, and there can be no assurance that the Guarantor will be able to cover any shortfall.” For details about the financing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations.” Holiday is one of the largest private owners and operators of senior housing properties in North America.

During 2013, we also completed acquisitions of 21 other senior housing properties for an aggregate purchase price of approximately $302.8 million, financed with $219.0 million of mortgage loans and $83.8 million of cash. These properties are located across 5 states and have more than 3,000 beds in aggregate. These properties are managed by Holiday or Blue Harbor.

For additional information about these investments, see Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

As of February 23, 2014, we have signed either a purchase and sale agreement or a letter of intent (granting us exclusive right to negotiate a purchase and sale agreement) with respect to 11 properties with an aggregate estimated purchase price of $266.0 million (including assumed debt and other transaction costs). There can be no assurance that we will complete any particular investment, including those that are under contract, which are subject to material closing conditions, including, in certain transactions, financing conditions. Moreover, any senior housing property that we do acquire in the future may have different characteristics and expected returns than those in our existing portfolio and may expose us to additional regulatory and operational risks. See “—Government Regulation of Our Senior Housing Business.”

As part of our continuing efforts to provide value to our stockholders, we are currently considering a spin-off of our senior housing business from the remainder of our investment portfolio. If the transaction resulted in our senior housing business being held in a stand-alone entity, we expect that such entity would elect and qualify to be taxed as a REIT. Our board has not formally evaluated any such transaction, and there can be no assurance as to the timing, terms, structure or completion of any such transaction. Any such transaction would be subject to a number of risks and uncertainties, could have tax implications for the holders of shares of our common stock, and could adversely affect the price of shares of our common stock.

Restructuring and Spin-Off of Media Investments

During 2013, we completed a restructuring of our debt investment in GateHouse Media, Inc. (“GateHouse”), and we acquired Dow Jones Local Media Group (renamed Local Media Group Holdings LLC, or “Local Media”) from News Corp.

We completed the purchase of Local Media on September 3, 2013. The purchase price for Local Media was approximately $86.9 million, including capitalized transaction costs of approximately $4.3 million. We funded the purchase price with $53.9 million of cash and financed the remainder. As described in more detail below, as part of the restructuring of GateHouse, we contributed Local Media to GateHouse’s successor, New Media Investment Group Inc. (“New Media” or the “Media business”).

GateHouse’s restructuring was completed on November 26, 2013. We sponsored a prepackaged plan of reorganization (as amended or supplemented, the “Plan”) for GateHouse. On September 27, 2013, GateHouse commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the District of Delaware, and the court confirmed the Plan on November 6, 2013.

Pursuant to the Plan, (i) we formed New Media as a wholly owned subsidiary of Newcastle, (ii) GateHouse and Local Media became wholly owned subsidiaries of New Media, (iii) we offered to either purchase in cash the claims of other GateHouse debt holders at 40% of the face amount of their claims or issue to other debt holders a pro rata share of the common stock of New Media and the net cash proceeds, if any, from a new financing (the “GateHouse Credit Facilities”), and (iv) we exchanged our debt claims for equity of New Media and net cash proceeds from the GateHouse Credit Facilities and, in accordance with the elections made by other debt holders, purchased approximately $441.5 million of claims and issued approximately 15.4% of New Media’s common stock to certain third parties. As a result, and taking into account the value assigned to our contribution of Local Media to New Media, we became the owner of approximately 84.6% of New Media.

We spun off New Media on February 13, 2014. The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock we held of New Media to our common stockholders of record at the close of business on February 6, 2014. The distribution ratio was 0.0722 shares of New Media common stock for each share of Newcastle common stock. For more information about the acquisition and spin-off of the Media business, see Notes 3 and 20 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Restructuring of Golf Investment

In December 2013, we restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). National Golf owns 27 golf courses across 8 states, and leases these courses to American Golf Corporation (“American Golf”), an affiliated operating company. American Golf also leases an additional 54 golf courses and manages 11 courses, all owned by third parties. As part of the transaction, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore consolidated these entities as of December 31, 2013.

In the original investment in 2006, we invested approximately $110 million in mezzanine debt issued by NGP. At the time of the transaction, the mezzanine debt had an outstanding face amount of approximately $68 million, which we valued at approximately $29 million.

On December 30, 2013, pursuant to an agreement with the other senior creditors of National Golf, we and National Golf’s senior lender entered into a new senior debt facility with a principal amount of $109 million, of which we committed to fund $54.5 million (and have funded $47 million to date). We also acquired the equity of NGP and AGC for $2.0 million and acquired the ground lease for an 18-hole golf course, clubhouse and other related facilities and improvements (the “Vineyard Property”) for an additional $0.5 million (collectively, the “Golf business”). As a result of our consolidation of these entities, our debt investments in these entities are eliminated in consolidation.

We believe that the financial results of the Golf business can be improved significantly utilizing the operational expertise of our Manager. For more information about this investment, see Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Investment Portfolio
The following summarizes our consolidated investment portfolio at December 31, 2013 (dollars in millions):

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Debt Investments
Commercial Assets
CMBS	$333	$228	5.7%	$284	50	BB-	2.6
Mezzanine Loans	172	140	3.5%	140	9	85%	1.3
B-Notes	109	101	2.6%	101	4	75%	1.5
Whole Loans	30	30	0.7%	30	2	49%	0.0
CDO Securities (4)	74	57	1.4%	60	2	BB+	3.1
Other Investments (5)	69	69	1.7%	69	2	—	—
Total Commercial Assets	787	625	15.5%	684			2.1
Residential Assets
MH and Residential Loans	281	253	6.3%	253	7,756	706	5.5
Non-Agency RMBS	97	41	1.0%	58	34	CCC+	4.4
Real Estate ABS	8	—	0.0%	—	1	C	—
	386	294	7.3%	311			5.1
FNMA/FHLMC securities	515	543	13.5%	546	64	AAA	3.6
Total Residential Assets	901	837	20.8%	857			4.2
Corporate Assets
REIT Debt	29	29	0.7%	31	5	BB+	1.8
Corporate Bank Loans	257	167	4.2%	167	5	C	0.9
Total Corporate Assets	286	196	4.9%	198			1.0
Total Debt Investments	1,974	1,658	41.2%	1,739			3.0
Other Investments
Senior Housing Investments(6)	1,496	1,464	36.4%	1,464
Media Investments (6)	546	542	13.5%	542
Golf Investment (6)	358	358	8.9%	358
Total Portfolio / WA	$4,374	$4,022	100.0%	$4,103
Reconciliation to GAAP total assets:
Subprime mortgage loans subject to call option (7)				406
Other commercial real estate				7
Cash and restricted cash				118
Other				219
GAAP total assets				$4,853

WA – Weighted average, in all tables.

(1)	Net of impairment.
(2)	Credit represents the weighted average of minimum ratings for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets and an implied AAA rating for FNMA/FHLMC securities. Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.
(3)	Weighted average life is based on the timing of expected principal reduction on the asset.
(4)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $114.5 million.
(5)	Represents $25.0 million of equity investment in a real estate owned property and $44.0 million in a linked transaction.
(6)	Face amount of senior housing, media and golf investments represents the gross carrying amount, including intangibles and, for media, goodwill, and excludes accumulated depreciation and amortization.

(7)	Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of debt investments at December 31, 2013:

Weighted average asset yield	8.13%
Weighted average funding cost	1.71%
Net interest spread	6.42%

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC	6	$12,442	$10,673	4.7%	$11,652	27.3%	44.0%	1.6
2004	BB+	9	33,435	26,285	11.5%	31,809	3.0%	7.8%	1.4
2005	B+	9	80,133	33,672	14.8%	60,814	4.0%	6.8%	1.7
2006	BB-	15	108,544	74,451	32.7%	87,805	2.7%	12.0%	1.8
2007	CCC+	3	13,237	2,599	1.1%	3,274	5.5%	7.2%	0.8
2010	BB	3	35,000	33,184	14.6%	36,608	0.0%	2.0%	6.7
2011	BB+	5	50,330	47,014	20.6%	52,507	0.0%	4.2%	4.4
Total / WA	BB-	50	$333,121	$227,878	100.0%	$284,469	3.4%	9.1%	2.6

(A)	The year in which the securities were issued.
(B)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2013.
(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (“REO”).
(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	9	$172,197	$139,720	51.6%	$139,720	70.9%	85.0%	7.0%
B-Notes	4	109,323	101,383	37.4%	101,383	63.8%	75.1%	0.0%
Whole Loans	2	29,715	29,715	11.0%	29,715	0.0%	48.6%	0.0%
Total/WA	15	$311,235	$270,818	100.0%	$270,818	61.7%	78.0%	3.9%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.
(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	1	CCC	$9,898	$—	$—	$2,002	11.4%
Sorin	CMBS	1	BBB	63,995	56,996	100.0%	57,755	55.2%
TOTAL/WA		2	BB+	$73,893	$56,996	100.0%	$59,757	49.3%

(A)	Represents non-consolidated CDO securities, excluding nine securities with a zero carrying value, which had an aggregate face amount of $114.5 million.
(B)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2013.
(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.
6

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing
Loans Portfolio I	703	$103,182	$90,378	35.7%	$90,378	12.1	$327,855	0.9%	9.5%
Manufactured Housing
Loans Portfolio II	706	131,603	127,569	50.4%	127,569	14.5	434,739	1.4%	7.8%
Residential Loans Portfolio I	710	42,194	31,726	12.5%	31,726	10.7	646,357	11.4%	0.5%
Residential Loans Portfolio II	737	3,774	3,582	1.4%	3,582	9.1	83,950	0.0%	0.0%
Total / WA	706	$280,753	$253,255	100.0%	$253,255	13.0	$1,492,901	2.7%	7.2%

(A)	Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.
(B)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered real estate owned REO.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	D	3	$1,247	$252	0.6%	$687	4.5%	3.9%
2004	CCC	5	5,940	1,179	2.9%	2,726	4.4%	2.4%
2005	CCC-	17	44,172	7,991	19.6%	15,758	17.7%	4.2%
2006	B+	5	33,953	23,208	57.1%	28,739	41.8%	4.0%
2007	CCC+	4	11,450	8,045	19.8%	9,671	24.3%	4.1%
Total / WA	CCC+	34	$96,762	$40,675	100.0%	$57,581	25.9%	4.0%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	10.7	0.06	9.0%	18.6%	2.6%
2004	9.5	0.13	13.1%	12.4%	3.2%
2005	8.8	0.17	9.1%	25.0%	12.0%
2006	7.8	0.24	9.1%	23.2%	23.1%
2007	7.0	0.36	9.0%	26.8%	28.3%
Total / WA	8.3	0.21	9.3%	23.7%	17.1%

(A)	This includes subprime retained securities in the securitizations of Subprime Portfolios I. For further information on this securitization, see Note 7 to our consolidated financial statements included in this report.
(B)	The year in which the securities were issued.
(C)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2013.
(D)	The percentage of the outstanding face amount of securities and residual interests that is subordinate to our investments.
(E)	The annualized amount of interest received on the underlying loans in excess of the interest paid on the securities, as a percentage of the outstanding collateral balance.
(F)	The ratio of original unpaid principal balance of loans still outstanding.
(G)	Three month average constant prepayment rate.
(H)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.
7

Agency ARM RMBS (FNMA/FHLMC Securities)

						Weighted Average
								Periodic Cap
Months to Reset (A)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis (G)	Percentage of Total Amortized Cost Basis	Carrying Value (G)	Coupon	Margin	1st Coupon Adj (B)	Subsequent Coupon Adj (C)	Lifetime Cap (D)	Months to Reset (F)
1-12	44	$294,291	$310,086	57.1%	$312,855	2.56%	1.87%	N/A (E )	1.95%	9.84%	7
13-24	12	114,552	121,333	22.4%	121,744	3.54%	1.79%	4.71%	2.00%	8.54%	17
25-36	8	106,151	111,381	20.5%	111,832	3.13%	1.86%	5.00%	2.00%	8.13%	30

Total	64	$514,994	$542,800	100.0%	$546,431	2.90%	1.85%	4.85%	1.97%	9.20%	14

(A)	Of these investments, 84.3% reset based on 12-month LIBOR index, 14.3% reset based on the 1-year Treasury Constant Maturity Rate and 1.4% reset based on the 12 month Treasury Average. After the initial fixed rate period, 98.6% of these securities reset annually and 1.4% reset monthly.
(B)	Represents the maximum change in the coupon at the end of the fixed rate period.
(C)	Represents the maximum change in the coupon at each reset date subsequent to the first coupon adjustment.
(D)	Represents the maximum coupon on the underlying security over its life.
(E)	Not applicable as 41 of the securities (91% of the current face of this category) are past the first coupon adjustment period. The remaining three securities (9% of the current face of this category) have a maximum change in the coupon of 5.0% at the end of the fixed rate period.
(F)	Represents the current weighted average months to the next interest rate reset.
(G)	Amortized cost basis and carrying value excludes $4.8 million of principal receivables as of December 31, 2013.

In January 2014, we sold all of the remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of repurchase agreements associated with these securities, and we recognized a gain of approximately of $1.9 million.

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value

Retail	A-	1	$4,500	$4,141	14.4%	$4,874
Diversified	B-	1	12,000	11,994	41.8%	12,615
Multifamily	BBB	1	5,000	4,980	17.5%	5,208
Healthcare	BBB+	2	7,700	7,552	26.3%	8,489
Total / WA	BB+	5	$29,200	$28,667	100.0%	$31,186

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Resorts	NR	3	$231,265	$155,579	93.3%	$155,579
Restaurant	B	2	25,329	11,131	6.7%	11,131
Total / WA	C	5	$256,594	$166,710	100.0%	$166,710

(A)	Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2013.

Credit Risk Management – Debt Investments

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

Further, while the expected yield on our real estate securities, which comprise a meaningful portion of our assets, is sensitive to the performance of the underlying loans, the first risk of default and loss - referred to as a “first loss” position-is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities.

We also invest in loans and securities which represent “first loss” positions; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts.

Other Investments

Senior Housing Investments

We currently own 51 dedicated independent living (“IL-only”) properties that are triple net leased to Holiday. We have 33 managed properties, including 2 IL-only properties and 31 properties with some combination of independent living, assisted living or memory care (“AL/MC”) properties. Our properties are located across 25 states. IL-only properties are age-restricted, multifamily rental properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. A typical resident is 80 to 85 years old and is relatively healthy. Residents are typically charged all-inclusive monthly rates. AL/MC properties are state-regulated rental properties that provide the same services as IL-only properties and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, toileting, ambulating and eating. AL/MC properties may include memory care facilities that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. The average age of an AL/MC resident is similar to that of an IL-only resident, but AL/MC residents typically have greater healthcare needs. Residents are typically charged all-inclusive monthly rates for IL-only services and additional “care charges” for AL/MC services, which vary depending on the types of services required. AL/MC properties are generally private pay, though many states will allow residents to cover a portion of the cost with Medicaid. The table below sets forth key characteristics of our portfolio.

			Real Estate Property Investments as of December 31, 2013			Revenues for the Year Ended December 31, 2013
Asset Type	Number of Communities	Number of Beds	Real Estate Property Investment at Original Cost	Percent of Total Real Estate Property Investment	Real Estate Property Investment per Bed	Total Revenues (1)	Percent of Total Revenues	Number of States

Managed Properties	33	4,453	$432,077	31.5%	$97.0	$83,349	97.8%	11
Triple Net Lease Properties	51	5,842	937,548	68.5%	160.5	1,918	2.2%	24

Total	84	10,295	$1,369,625	100.0%		$85,267	100.0%

(1)	Revenues relate to the period the properties were owned by us in 2013 and, therefore, are not indicative of full-year results for all properties. For example, the triple net lease properties were acquired on December 23, 2013.

As of December 31, 2013, the average occupancy rate of our senior housing properties was 90% for acquisitions completed in 2012 and 82% for acquisitions completed in 2013 (excluding managed properties that we had owned for less than one full quarter as of December 31, 2013).

Our portfolio of senior housing properties is broadly diversified by geographic location throughout the United States. The following table shows the geographic location of our senior housing properties, and the percentage of total revenues by geographic location for the year ended December 31, 2013

Managed Properties:

Location	Number of Communities	Number of Beds	Percent of Revenue (1)
Arizona	1	108	5.45%
California	3	328	18.96%
Florida	16	2,330	25.47%
Idaho	1	121	6.98%
New York	1	109	1.85%
North Carolina	1	176	2.21%
Oregon	2	164	10.44%
Pennsylvania	2	291	5.22%
Texas	1	230	7.10%
Utah	4	475	15.92%
Virginia	1	121	0.40%
	33	4,453	100.00%

(1)	Various properties were acquired in 2013. Percent of revenue is based on revenues related to the period the properties were owned by us in 2013 and, therefore, are not indicative of full-year results.

Triple Net Lease Properties:

Location	Number of Communities	Number of Beds	Percent of Revenue (1)
Arizona	1	115	1.39%
California	2	235	5.00%
Colorado	4	439	6.63%
Connecticut	2	276	5.66%
Florida	3	370	6.46%
Illinois	1	111	1.62%
Iowa	2	215	2.74%
Kansas	2	238	3.66%
Kentucky	1	117	2.61%
Louisiana	1	103	0.66%
Michigan	1	121	1.68%
Mississippi	1	93	0.91%
Missouri	3	320	6.68%
Montana	1	115	1.88%
Nevada	1	121	2.32%
New York	2	234	5.15%
North Carolina	2	240	5.05%
Oregon	6	601	9.81%
Pennsylvania	2	228	4.59%
Tennessee	1	109	1.17%
Texas	9	1,088	17.74%
Utah	1	117	2.09%
Virginia	1	120	2.45%
Wisconsin	1	116	2.08%
	51	5,842	100.00%

(1)	All of the triple net lease properties were acquired on December 23, 2013. Percent of revenue is based on revenues related to the period the properties were owned by us in 2013 and, therefore, are not indicative of full-year results.
10

Managed Properties

As of December 31, 2013, either Blue Harbor or Holiday managed all of our managed properties. We pay annual property management fees pursuant to long-term property management agreements. Currently, all of our property management agreements have initial 10-year terms, with successive automatic 1-year renewal periods. For AL/MC properties, we pay base management fees equal to 6% of revenue for the first two years and 7% thereafter. For IL-only properties, we pay base management fees of 5% of revenues. As managers, Blue Harbor and Holiday do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, Blue Harbor’s or Holiday’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on us.

Triple Net Lease Properties

The Holiday Portfolio is leased to Holiday pursuant to two triple net master leases on nearly identical terms. Each master lease has a 17-year term and first-year rent equal to 6.5% of the purchase price with annual increases during the following three years of 4.5% and up to 3.75% thereafter. Under each master lease, the respective Master Tenant is responsible for (i) operating its portion of the Holiday Portfolio and bearing the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance, and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents.

Media Investments

As part of the acquisition of the Media investments, we obtained an 84.6% ownership in New Media. New Media is one of the largest publishers of locally based print and online media in the United States as measured by the number of daily publications. New Media operates in 338 markets across 24 states. New Media’s portfolio of products includes 435 community publications, 353 related websites, and 6 yellow page directories, serves more than 128,000 business advertising accounts and reaches approximately 12 million people on a weekly basis. We spun-off New Media in February 2014 as described above.

Golf Investment

As noted above, we restructured a debt investment that resulted in our acquisition of National Golf and American Golf. National Golf owns 27 golf courses and leases them to American Golf. American Golf also leases 54 golf courses owned by third parties and manages 11 golf courses owned by third parties. We categorize our owned and leased golf courses as public or private. Set forth below is additional information about our golf courses.

Public Courses.    Public courses generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these courses generally include practice facilities, and pro shops with food and beverage facilities.  In some cases, our public courses have small clubhouses with banquet facilities.

Private Courses.    Private courses are open to members only and generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. Amenities at these courses typically include practice facilities, full service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.

Managed Courses. Our 11 managed courses are properties that American Golf manages pursuant to a management agreement with the owner.  We will recognize revenue from these courses in an amount equal to the respective management fee.

The following table summarizes certain information about our golf courses as of December 31, 2013.

Course Type	Number of Courses	Number of Golf Holes

Leased:
Public	47	864
Private	7	189
Total Leased	54	1,053
Owned:
Public	12	234
Private	15	306
Total Owned	27	540
Managed:	11	198
Total	92	1,791

Location by State
California	54	1,026
Florida	2	81
Georgia	10	171
Hawaii	1	18
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	6	126
Oklahoma	3	54
Oregon	4	90
Tennessee	2	36
Texas	3	54
Virginia	1	18
Washington	1	18
Total	92	1,791

Our Financing and Hedging Activities

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2013 and as of the date of this Annual Report, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing, including common and preferred stock offerings, collateralized debt obligations (“CDOs”), other securitizations, term loans, and trust preferred securities, as well as short term financing in the form of loans and repurchase agreements. Additionally, the Manager may elect for us to bear a level of refinancing risk on a short term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, the Manager determines that bearing such risk is advisable or unavoidable. Further details regarding the forms of financing that are currently utilized are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “– Liquidity and Capital Resources.”

We attempt to reduce refinancing and interest rate risks through the use of match funded financing structures, when appropriate and available, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with like-kind debt financing (i.e., floating rate assets are financed with floating rate debt and fixed rate assets are financed with fixed rate debt), directly or through the use of interest rate swaps, interest rate caps or other financial instruments, or through a combination of these strategies. We believe this allows us to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

We enter into hedging transactions to manage our exposure to fluctuations in interest rates and other changes in market conditions, and we may continue to do so, when feasible and appropriate. These transactions predominantly include interest rate swaps, interest rate caps and may include the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments, and may be subject to margin calls. These instruments may be used to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our Manager elects to have us bear a level of interest rate risk that could otherwise be hedged when our Manager believes, based on its analysis, that bearing such risks is advisable or unavoidable. We engage in hedging for the purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates. We note that new hedging transactions with respect to many types of hedging instruments may impose liquidity constraints on us or may be uneconomical for us to obtain. As a result, we currently face meaningful challenges in entering into hedging transactions to protect new investments from interest rate fluctuations and other changes in market conditions.

Further details regarding our hedging activities are presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate and Credit Spread Sensitive Instruments and Fair Value.”

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2013 (dollars in thousands):

						Collateral
	Outstanding Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Maturity (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (2)	Amortized Cost Basis (2)	Carrying Value (2)	Weighted Average Maturity (Years)	Floating Rate Face Amount (2)	Aggregate Notional Amount of Current Hedges (3)
Debt Obligation
CDO Bonds Payable	$543,516	$544,525	2.3%	1.9	$532,625	$1,020,951	$763,391	$836,160	1.9	$387,182	$193,758
Other Bonds and Notes Payable	243,745	230,279	3.5%	3.1	96,129	231,656	220,041	220,041	5.4	21,933	—
Repurchase Agreements	556,347	556,347	0.5%	0.1	556,347	551,023	574,812	578,443	3.7	551,023	—
Mortgage Notes Payable	1,077,163	1,076,828	4.7%	6.8	198,584	N/A	1,463,758	1,463,758	N/A	N/A	—
Media Credit Facilities(4)	183,000	182,016	7.9%	4.7	183,000	N/A	—	—	N/A	N/A	—
Golf Credit Facilities(4)	152,498	152,498	5.2%	4.0	46,922	N/A	—	—	N/A	N/A	—
Junior Subordinated Notes Payable	51,004	51,237	7.4%	21.3	—	—	—	—	—	—	—
Subtotal debt obligations	2,807,273	2,793,730	3.6%	4.2	$1,613,607	$1,803,630	$3,022,002	$3,098,402	2.9	$960,138	$193,758
Financing on Subprime Mortgage Loans Subject to Call Option	406,217	406,217
Total debt obligations	$3,213,490	$3,199,947

(1)	Including the effect of applicable hedges.
(2)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash related to the senior housing business
(3)	These facilities are collateralized by all of the assets of the respective businesses.
(4)	Including a $88.7 million notional amount of interest rate swap agreements in CDO VI which were economic hedges not designated as hedges for accounting purposes.

Further details regarding our debt obligations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” as well as Note 14 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Formation

We were formed in June 2002 and completed our initial public offering in October 2002.

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)(2)	Net Proceeds (millions)
Formation - 2010	62,027,184
2011	43,153,825	$4.55 - $6.00	$210.9
2012	67,344,636	$6.22 - $6.71	$434.9
2013	178,927,850	$4.97 - $10.48	$1,262.6
December 31, 2013	351,453,495

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)	On May 15, 2013, we completed the spin-off of New Residential. The May 15, 2013 closing price of our common stock on the NYSE was $12.33. On May 16, 2013, the opening price of our common stock was $5.79.

Our Investment Guidelines

Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, including, but not limited to, any assets that can be held by REITs. Our investment guidelines state:

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

The Management Agreement

We are party to an amended and restated management agreement with FIG LLC, our Manager and an affiliate of Fortress Investment Group LLC, dated April 25, 2013 (the “management agreement”), pursuant to which FIG LLC provides for the day-to-day management of our operations and performs (or causes to be performed) such services and activities relating to our investments and operations as may be appropriate.

The management agreement requires our Manager to manage our business affairs, under the direction of our board of directors, in conformity with the policies and the investment guidelines that are approved and monitored by our board of directors. The Manager is responsible for, among other things, (i) the purchase and sale of our investments, (ii) the financing of our investments, (iii) management of our investments, including arranging for leases, maintenance, insurance, and servicing, as applicable, and (iv) investment advisory services.

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

To provide an incentive for our Manager to enhance the value of our common stock, our Manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations (defined as the net income available for common stockholders before the Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate, and after adjusting for unconsolidated subsidiaries, if any) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. Our Manager earned no incentive compensation during 2013, 2012, or 2011.

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

Competition

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors including funds and companies affiliated with our Manager. Some of our competitors have greater resources than we possess, or have greater access to capital or various types of financing than are available to us, and we may not be able to compete successfully for investments or provide attractive investments returns relative to our competitors.

For more information about the competition we face generally and in our senior housing and golf businesses specifically, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—Competition may affect our senior housing property managers’ and tenant operators’ ability to meet their obligations to us or make it difficult for us to identify and purchase, or develop, suitable senior housing properties to grow our investment portfolio” and “Risk Factors—Risks Related to Our Business—We are subject to significant competition, and we may not compete successfully.”

Government Regulation of Our Senior Housing Business.

AL/MC properties and operations are subject to extensive and complex federal, state and local healthcare laws and regulations relating to fraud and abuse practices, government reimbursement, licensure and certificate of need and similar laws governing the operation of healthcare facilities. While the AL/MC properties within our portfolio are subject to many varying types of regulatory and licensing requirements, we expect that the healthcare industry, in general, will continue to face increased regulation, enforcement and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. In fact, some states have revised and strengthened their regulation of senior housing properties and that trend may continue. In addition, efforts by third-party payors, such as Governmental Programs (defined below) and private insurance payor organizations (which include insurance companies, health maintenance organizations and other types of health plans/managed care organizations) to impose more stringent controls upon operators are expected to intensify and continue. Changes in applicable federal, state or local laws and regulations and new interpretations of existing laws and regulations could have a material adverse effect on our business.

As used in this section, “Governmental Program” means individually and collectively, any federal, state or local governmental reimbursement programs administered through a governmental body, agency thereof, or contractor thereof (including a Governmental Program Payor), including without limitation the Medicare and Medicaid programs or successor programs to any of them. “Governmental Program Payor” means a private insurance payor organization which has a contract with a Governmental Program to arrange for the provision of assisted living facility or skilled nursing facility (“SNF”) services to Governmental Program beneficiaries, and which receives reimbursement from the Governmental Program to do so.

Our AL/MC senior housing properties are regulated by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. The laws that govern our facilities vary greatly from one jurisdiction to another. Owners and/or operators of certain senior housing properties, including, but not limited to, AL/MC facilities, are required to be licensed or certified by the state in which they operate. In granting and renewing such licenses, the state regulatory agencies consider numerous factors relating to a facility’s physical plant and operations, including, but not limited to, admission and discharge standards, staffing and training. A decision to grant or renew a license may also be affected by a facility’s record with respect to licensure compliance, patient and consumer rights, medication guidelines and other regulations. Certain states require additional licensure and impose additional staffing and other operational standards in order for a facility to provide higher levels of assisted living services. Senior housing properties may also be subject to state and/or local building, zoning, fire and food service laws before licensing or certification may be granted. Our facilities may also be affected by changes in accreditation standards or procedures of accreditation bodies that are recognized by states or a Governmental Program in the licensure or certification process.

In the future, we may also acquire senior housing properties that include skilled nursing facilities (“SNF”). SNFs are licensed by the state in which the facility is located, and if an owner chooses to participate in Medicaid or Medicare, or certain other Governmental Programs, the facility must also be certified to participate in such programs. In that regard, SNFs are particularly subject to myriad, comprehensive federal Medicare and Medicaid certification requirements that not only require state licensure, but which also separately (apart from state licensure) regulate the type and quality of the medical and/or nursing care provided, ancillary services (e.g., respiratory, occupational, physical and infusion therapies), qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment, reimbursement and rate setting, and other operational issues and policies.

In the future, we may also acquire certain health care facilities (including assisted living facilities in some states, and SNFs in most states) that are subject to a variety of certificate of need (“CON”) or similar laws. None of our portfolio is currently subject to such laws. Where applicable, such laws generally require, among other requirements, as a predicate to licensure that a facility demonstrate the need for (i) constructing a new facility, (ii) adding beds or expanding an existing facility, (iii) investing in major capital equipment or adding new services, (iv) changing the ownership or control of an existing licensed facility, or (v) terminating services that have been previously approved through the CON process. These laws could affect, and even restrict, our ability to expand into new markets and to expand our facilities and services in existing markets. In addition, CON laws may constrain the ability of an operator to transfer responsibility for operating a particular facility to a new operator. If we have to replace a facility operator who is excluded from participating in a federal or state health care program (as discussed below), our ability to replace the operator may be affected by a particular state’s CON laws, regulations, and applicable guidance governing changes in provider control.

Aside from CON considerations, transfers of ownership, provider control and/or operations of assisted living facilities and SNFs are subject to licensure and other regulatory approvals not required for transfers of other types of commercial operations and real estate. These regulations may also constrain or even impede our ability to replace tenant operators or managers of our facilities, and they may also impact our acquisition or sale of senior housing properties. In addition, if any of our licensed facilities are operated outside of its licensed authority, doing so could subject the facility to penalties, including closure of the facility. Failure to obtain licensure or loss or suspension of licensure or certification may prevent an assisted living facility or SNF from operating, or result in a suspension of Governmental Program reimbursement payment, until all licensure or certification issues have been resolved.

The significant portion of the revenues received by our facilities are from self-pay residents. The remaining revenue source is primarily Medicaid under certain federal waiver programs. As a part of the Omnibus Budget Reconciliation Act (“OBRA”) of 1981, Congress established a waiver program enabling some states to offer Medicaid reimbursement to assisted living providers as an alternative to institutional long-term care services. The provisions of OBRA and subsequent federal enactments permit states to seek a waiver from typical Medicaid requirements to develop cost-effective alternatives to long-term care, including Medicaid payments for assisted living, and in some instances including payment for such services through Governmental Program Payors. In 2013, approximately 4.2% of the revenues at our senior housing properties were from Medicaid reimbursement. There can be no guarantee that a state Medicaid program operating pursuant to a waiver will be able to maintain its waiver status, that funding levels will not decrease, or that eligibility requirements will not change.

Rates paid by self-pay residents are set by our senior housing properties and are determined by local market conditions and operating costs.

The level of assisted living Medicaid reimbursement varies from state to state. Thus, the revenues generated by our assisted living facilities may be adversely affected by payor mix, acuity level, changes in Medicaid eligibility and reimbursement levels. In addition, a state could lose its Medicaid waiver and no longer be permitted to utilize Medicaid dollars to reimburse for assisted living services. Such changes in revenues could in turn have a material adverse effect on our business.

Unlike assisted living operators, SNF operators typically receive most of their revenues from the Medicare and Medicaid programs, with the balance representing reimbursement payments from private insurance payor organizations (and perhaps minimal self-pay). Consequently, changes in federal or state reimbursement policies may also adversely affect our business if we acquire facilities with an SNF component.

The percentage of federal Medicaid revenue support used for long-term care varies from state to state, due in part to different ratios of elderly population and eligibility requirements. Within certain federal guidelines, states have a fairly wide range of discretion to determine eligibility and to establish a reimbursement methodology for SNF Medicaid patients. Many states reimburse SNFs pursuant to fixed daily Medicaid rates, which are applied prospectively based on patient acuity and the historical costs incurred in providing patient care. Reasonable costs typically include allowances for staffing, administrative and general expenses, property, and equipment (e.g., real estate taxes, depreciation and fair rental).

The Medicare SNF benefit covers skilled nursing care, rehabilitation services and other goods and services and the facility receives a pre-determined daily rate for each day of care, up to 100 days. These prospective payment system (“PPS”) rates are expected to cover all operating and capital costs that efficient facilities would be expected to incur in furnishing most SNF services, with certain high-cost, low-probability ancillary services paid separately.

There is a risk that some skilled nursing facilities’ costs could exceed the fixed payments under the SNF PPS, and there is also a risk that payments under the SNF PPS may be set below the costs to provide certain items and services, which could have a material adverse effect on a SNF. Further, SNFs are subject to periodic pre- and post-payment reviews, and other audits by federal and state authorities. Such a review or audit could result in recoupments, denials, or delay of payments in the future, which could have a material adverse effect on the business of a SNF.

In the ordinary course of business, our AL/MC facilities have been and are subject regularly to inspections, inquiries, investigations and audits by state agencies that oversee applicable laws and regulations. State licensure laws, and where applicable, Governmental Program certification, require license renewals and compliance surveys on an annual or bi-annual basis. The failure of our AL/MC facility managers or operators to maintain or renew any required license or regulatory approval, as well as the failure of our managers or operators to correct serious deficiencies identified in a compliance survey, could result in the suspension of operations at a facility. In addition, if an AL/MC or SNF facility, where applicable, is found to be out of compliance with Governmental Program conditions of participation, the facility’s manager or operator may be excluded from participating in those Governmental Programs. Any such occurrence may impair the ability of a manager or operator to meet its obligations. If we have to replace a manager or operator, our ability to do so may be affected by the federal and state regulations governing such changes. This may result in payment delays, an inability to find a replacement manager or operator or other difficulties. Unannounced surveys or inspections of a facility may occur annually or bi-annually, or following a regulator’s receipt of a complaint regarding the facility. From time-to-time, our facilities receive deficiency reports from state regulatory bodies resulting from such inspections or surveys. Most deficiencies are resolved through a plan of corrective action relating to the facility’s operations, but whether the deficiencies are cured or not, the applicable governmental authority typically has the authority to take further action against a licensee. Such an action could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license or Governmental Program participation, suspension or denial of admissions, or imposition of other sanctions, including criminal penalties. The imposition of such sanctions may adversely affect our business.

Assisted living facilities and SNFs that participate in Governmental Programs are subject to numerous federal, state, and local laws, including their implementing regulations and applicable governmental guidance, that govern the operational, financial and other arrangements that may be entered into by health care facilities and other providers. Certain of these laws prohibit direct or indirect payments of any kind for the purpose of inducing or encouraging the referral of patients for medical products or services reimbursable by Governmental Programs. Other laws require providers to furnish only medically necessary services and submit to the Governmental Program and Governmental Program Payors valid and accurate statements for each service, and other laws require providers to comply with a variety of safety, health and other requirements relating to the condition of the licensed property and the quality of care provided. Sanctions for violations of these laws may include, but are not limited to, criminal and/or civil penalties and fines, loss of licensure, immediate termination of government payments, and exclusion from any Governmental Program participation. In certain circumstances, violation of these laws (such as those prohibiting abusive and fraudulent behavior and in the case of Governmental Program Payors, also prohibiting insurance fraud) with respect to one facility may subject other facilities under common control or ownership to sanctions, including exclusion from participation in Governmental Programs. In the ordinary course of business, our facilities are regularly subjected to inquiries, investigations, and audits by the federal and state agencies that oversee these laws.

All health care providers, including but not limited to assisted living facilities and SNFs that participate in Governmental Programs, are also subject to the Federal Anti-Kickback Statute, a criminal statute which generally prohibits persons from offering, providing, soliciting, or receiving remuneration to induce either the referral of an individual or the furnishing of a good or service for which payment may be made under a federal Governmental Program. SNFs and certain other types of health care facilities and providers are also subject to the Federal Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law.” The Stark Law generally prohibits the submission of claims to Medicare for payment if the claim results from a physician referral for certain designated services and the physician has a financial relationship with the health service provider that does not qualify under one of the exceptions for a financial relationship under the Stark Law. Many states have similar prohibitions on physician self-referrals and submission of claims which are applicable to all payor sources, including state Medicaid programs.

Further, health care facilities and other providers, including, but not limited to, assisted living facilities and SNFs, that receive Governmental Program payments, are subject to substantial financial and other (in some cases, criminal) penalties under the Civil Monetary Penalties Act, the Federal False Claims Act and, in particular, actions under the Federal False Claims Act’s “whistleblower” provisions. Violations of these laws can also subject persons and entities to termination from participation in Governmental Programs or result in the imposition of substantial damages, fines or other penalties. Private enforcement of health care fraud has increased due in large part to amendments to the Federal False Claims Act that encourage private individuals to sue on behalf of Governmental. These whistleblower suits brought by private individuals, known as qui tam actions, may be filed by almost anyone, including present and former patients, nurses and other employees. Significantly, if a claim is successfully adjudicated, the Federal False Claims Act provides for treble damages, in addition to penalties up to $11,000 per claim. Various state false claim act and anti-kickback laws may also apply to each facility operator, regardless of payor source (i.e. such as a private insurance payor organization or a Governmental Program), and violations of those state laws can also result in substantial fines and/or adverse licensure actions to our material detriment.

Government investigations and enforcement actions brought against the health care industry have increased dramatically over the past several years and are expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of the Federal False Claims Act. Governmental agencies, both state and federal, are also devoting increasing attention and resources to anti-fraud initiatives against healthcare facilities and other providers. Legislative developments, including changes to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), have greatly expanded the definition of health care fraud and related offenses and broadened its scope to include certain private insurance payor organizations in addition to Governmental Programs. Congress also has greatly increased funding for the Department of Justice, Federal Bureau of Investigation and the Office of the Inspector General of the Department of Health and Human Services to audit, investigate and prosecute suspected health care fraud. Moreover, a significant portion of the billions in health care fraud recoveries over the past several years has also been returned to government agencies to further fund their fraud investigation and prosecution efforts.

HIPAA regulations provide for communication of health information through standard electronic transaction formats and for the privacy and security of health information. In order to comply with the regulations, health care providers often must undertake significant operational and technical implementation efforts. Operators also may face significant financial exposure if they fail to maintain the privacy and security of medical records and other personal health information about individuals. The Health Information Technology for Economic and Clinical Health (“HITECH”) Act, passed in February 2009, strengthened the HHS Secretary’s authority to impose civil money penalties for HIPAA violations occurring after February 18, 2009. HITECH directs the HHS Secretary to provide for periodic audits to ensure covered entities and their business associates (as that term is defined under HIPAA) comply with the applicable HITECH requirements, increasing the likelihood that a HIPAA violation will result in an enforcement action. CMS issued an interim Final Rule which conformed HIPAA enforcement regulations to the HITECH Act, increasing the maximum penalty for multiple violations of a single requirement or prohibition to $1.5 million. Higher penalties may accrue for violations of multiple requirements or prohibitions. Additionally, on January 17, 2013, CMS released a final rule, which expands the applicability of HIPAA and HITECH and strengthens the government’s ability to enforce these laws. The final rule broadens the definition of “business associate” and provides for civil money penalty liability against covered entities and business associates for the acts of their agents regardless of whether a business associate agreement is in place. Additionally, the final rule adopts certain changes to the HIPAA enforcement regulations to incorporate the increased and tiered civil monetary penalty structure provided by HITECH, and makes business associates of covered entities directly liable under HIPAA for compliance with certain of the HIPAA privacy standards and HIPAA security standards. HIPAA violations are also potentially subject to criminal penalties.

The Patient Protection and Affordable Care Act (the “Affordable Care Act”) and the Health Care and Education Reconciliation Act of 2010, which amends the Affordable Care Act (collectively, the “Health Reform Laws”) and the June 28,2012 United States Supreme Court ruling upholding the individual mandate of the Health Reform Laws and partially invalidating the expansion of Medicaid (further discussed below), may have a significant impact on Medicare, Medicaid, other Governmental Programs, and as well on private insurance payor organizations, which in turn may impact the reimbursement amounts received by our facilities which participate in Governmental Programs. In fact, the Health Reform Laws could have a substantial and material adverse effect on all parties directly or indirectly involved in the healthcare system. Together, the Health Reform Laws make the most sweeping and fundamental changes to the U.S. healthcare system undertaken since the creation of Medicare and Medicaid and contain various provisions that may directly impact our business.

These new Health Reform laws include without limitation the expansion of Medicaid eligibility, requiring most individuals to have health insurance, establishing new regulations on certain private insurance payor organizations (including Governmental Program Payors), establishing health insurance exchanges and modifying certain payment systems to encourage more cost-effective care and a reduction of inefficiencies and waste, including through new tools to address fraud and abuse. Because many of our facilities deliver healthcare services, we will be impacted by the risks associated with the healthcare industry, including the Health Reform Laws. While the expansion of health care coverage may result in some additional demand for services provided by our facilities, reimbursement levels may be lower than the costs required to provide such services, which could materially adversely affect our business. The Health Reform Laws also enhance certain fraud and abuse penalty provisions in the event of one or more violations of the federal health care regulatory laws. In addition, the Health Reform Laws have provisions that impact the health coverage that our managers or future operators provide to their respective employees. We cannot predict whether the existing Health Reform Laws, or future healthcare reform legislation or regulatory changes, will have a material impact on our business.

Additionally, certain provisions Health Care Reform Laws are designed to increase transparency and program integrity of SNFs. Specifically, SNFs will be required to institute compliance and ethics programs. Additionally, the Health Reform Laws make it easier for consumers to file complaints against nursing homes by mandating that states establish complaint websites. The provisions calling for enhanced transparency will increase the administrative burden and costs on SNF providers.

Government Regulation of Our Golf Business

Our golf facilities and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities.

Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. We may use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing for our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

In addition, in order to improve, upgrade or expand some of our facilities, we may be subject to environmental review under the National Environmental Policy Act and, for projects in California, the California Environmental Quality Act. Both acts require that a specified government agency study any proposal for potential environmental impacts and include in its analysis various alternatives. Any improvement proposal may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions. These regulations impact a number of aspects of operations, including golf course maintenance and food handling and preparation.

The ownership and operation of our facilities subjects us to federal, state and local laws regulating zoning, land development, land use, building design and construction, and other real estate-related laws and regulations.

Our facilities and operations are subject to the Americans with Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008 (the "ADA"). The rules implementing the ADA have been further revised by the ADA Amendments Act of 2008, which included additional compliance requirements for golf facilities and recreational areas. The ADA generally requires that we remove architectural barriers when readily achievable so that our facilities are made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Federal legislation or regulations may further amend the ADA to impose more stringent requirements with which we would have to comply.

We are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. For instance, we must comply with provisions regulating equal employment, minimum wages, and licensing requirements and regulations for the sale of food and alcoholic beverages.

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

As a REIT, we will generally not be subject to U.S. federal corporate income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements. We may, however, nevertheless be subject to certain state, local and foreign income and other taxes, and to U.S. federal income and excise taxes and penalties in certain situations, including taxes on our undistributed income. In addition, our stockholders may be subject to state, local or foreign taxation in various jurisdictions, including those in which they transact business or reside. The state, local and foreign tax treatment of us and our stockholders may not conform to the U.S. federal income tax treatment. Taxable income generated by our taxable REIT subsidiaries (“TRS”) is subject to regular corporate income tax.

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

Employees

As described above under “– The Management Agreement,” we are managed by FIG LLC, an affiliate of Fortress Investment Group LLC. As a result, except in our media and golf operations which are discussed below, we have no employees. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of FIG LLC are not a party to any collective bargaining agreements.

Media

As of December 31, 2013, our media segment had approximately 4,992 employees, consisting of hourly and salaried employees. We employed union personnel at a number of our core publications representing approximately 717 full-time equivalent employees. As of December 31, 2013, there were 27 collective bargaining agreements covering union personnel. Most of our unionized employees work under collective bargaining agreements that expire in 2014. As described above, in February 2014, we spun-off our media segment. As a result, we no longer employ these employees.

Golf

As of December 31, 2013, there were approximately 4,450 employees at our golf facilities, consisting primarily of hourly employees. Other than a small group of golf course maintenance staff at one of our clubs, our employees are not unionized. We believe we have a good working relationship with our employees, and the golf business has not experienced interruptions as a result of labor disputes.

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

Newcastle files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the SEC. Readers may read and copy any document that Newcastle files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

Performance Graph

The following graph compares the cumulative total return for Newcastle’s common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in the Newcastle’s common stock and in each of the indices on December 31, 2008, and that all dividends were reinvested. The past performance of Newcastle’s common stock is not an indication of future performance. Newcastle’s historical stock price has been adjusted to take into consideration the impact of the spin-off of New Residential in May 2013.

Item 1A. Risk Factors

Before you invest in our common stock, you should carefully consider the risks involved, including the risks set forth below.

Risks Related to the Financial Markets

Market conditions could negatively impact our business, results of operations and financial condition.

The markets in which we operate are affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008 as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, market conditions have generally improved, but they could deteriorate in the future for a variety of reasons.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our operations.

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio, as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. For more information on the impact of market conditions on our business and results of operations see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Considerations” in this report.

Furthermore, in our golf business, a substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests, and such spending can be particularly sensitive to changes in general economic conditions. An economic downturn, whether local, regional, national or global, may lead to increases in unemployment, loss of consumer confidence and a reduction in discretionary spending, which would likely result in increased attrition (i.e., resignations of members of our private courses), a decrease in the rate of new memberships, a decrease in rounds played at our daily fee courses and reduced spending by our members and guests. As a result, our golf business, financial condition and results of operations may be materially adversely affected by an economic downturn.

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flow (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities. As a result, such loan modifications could negatively affect our business, results of operations and financial condition. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

Risks Related to Our Manager

We are dependent on our manager and may not find a suitable replacement if our manager terminates the management agreement.

None of our officers or other senior employees who perform services for us is an employee of Newcastle. Instead, these individuals are employees of our manager. In addition, in our senior housing business, we rely on services provided by individuals who are employees of affiliates of our manager or companies owned by private equity funds managed by affiliates of our manager. Accordingly, we are completely reliant on our manager, which has significant discretion as to the implementation of our operating policies and strategies, to conduct our business. Furthermore, we are dependent on the services of certain key employees of our manager whose compensation is partially dependent upon the amount of incentive or management compensation earned by our manager and whose continued service is not guaranteed, and the loss of such services could adversely affect our operations. We are subject to the risk that our manager will terminate the management agreement and that we will not be able to find a suitable replacement for our manager in a timely manner, at a reasonable cost or at all. We may also be adversely affected by operational risks, including cyber security attacks, that could disrupt our manager’s financial, accounting and other data processing systems.

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

Our management agreement, as amended, does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. Entities managed by our manager or its affiliates— including investment funds, private investment funds, or businesses managed by our manager—have investment objectives that overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. These entities may invest in assets that meet our investment objectives, including real estate securities, real estate related and other loans, senior housing properties and other operating real estate, and other assets. Our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through an investment vehicle other than us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity.

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

In addition, we have engaged or may engage (subject to our investment guidelines) in material transactions with our manager or an entity managed by our manager or one of its affiliates, including, but not limited to, certain financing arrangements, purchases of debt, co-investments, acquisitions of senior housing properties and other assets, that present an actual, potential or perceived conflict of interest. We may invest in portfolio companies of private equity funds managed by our manager (or an affiliate thereof). We currently have debt investments in a portfolio company.

The management compensation structure that we have agreed to with our manager, as well as compensation arrangements that we may enter into with our manager in the future (in connection with new lines of business or other activities), may incentivize our manager to invest in high risk investments or to pursue separation transactions, such as the spin-off of New Residential and the spin-off of New Media. In addition to its management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation since 2008. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments. Our manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan (the “Option Plan”), our board of directors may also determine to grant options to our manager that are not issued pursuant to the Option Plan, provided that the number of shares underlying any options granted to our manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. See also “—Risks Related to Our Business—Our agreements with New Residential may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential for certain liabilities.”

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

Our investment strategy and asset portfolio have undergone meaningful changes in recent years and will continue to evolve in light of existing market conditions and investment opportunities. As part of our continuing efforts to provide value to our stockholders, we are currently considering a transaction to spin-off our senior housing business from the remainder of our investment portfolio. If the transaction resulted in our senior housing business being held in a stand-alone entity, we expect that such entity would elect and qualify to be taxed as a REIT. Our board has not formally evaluated any such transaction, and there can be no assurance as to the timing, terms, structure or completion of any such transaction. Any such transaction would be subject to a number of risks and uncertainties, could have tax implications for the holders of shares of our common stock, and could adversely affect the price of shares of our common stock. See “—Risks Related to Our Business—We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity.”

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

Risks Related to Our Business

We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity.

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as senior housing properties, a golf business, Excess MSRs (which we spun-off in May 2013) and media assets (which we spun-off in February 2014). Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), and federal tax law.

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries (such as the golf industry), may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial resources. A change in our investment strategy may also increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular asset class or other reasons. The risks related to new asset categories or the financing risks associated with such assets could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to pay dividends on both our common stock and preferred stock. See “—Risks Related to Our Manager—Our directors have approved very broad investment guidelines for our manager, and we are not required to obtain stockholder consent to change our investment strategy or asset portfolio.”

We recently acquired a golf business, which is subject to various risks that could have a negative impact on our financial results.

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP, the indirect parent of National Golf. National Golf owns 27 golf courses across 9 states, and leases these courses to American Golf, an affiliated operating company. American Golf also leases an additional 54 golf courses and manages 11 courses owned by third parties, respectively. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC, and therefore consolidated these entities as of December 31, 2013.

We have never owned or operated a golf business, and there can be no assurance that we will be able to successfully manage this business. Our ability to attract and retain members and increase usage at our golf facilities is critical to the success of our golf business, and there can be no assurance that we will be able to do so. See “—We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity.” Moreover, the golf companies we have acquired, and the golf industry generally, have experienced a period of declining revenue and profitability. See “—We have invested in operating businesses in distressed industries such as golf, and such investments are subject to operational and other business risks.”

Our golf business is subject to various risks that may not apply to our other operations. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect our facilities. The maintenance of satisfactory turf grass conditions on our golf courses, which requires significant amounts of water. Our ability to irrigate a golf course could be adversely impacted by a drought or other cause of water shortage and government imposing water restrictions. We have a concentration of golf facilities in states (such as California, Georgia, and New York) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our golf business.

Seasonality will affect our golf business’s results of operations. Usage of golf facilities tends to decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. As a result, we expect the golf business to generate a disproportionate share of its annual revenue in the second and third quarters of each year. Accordingly, our golf business is especially vulnerable to events that may negatively impact its operations during the second and third quarters, when guest and member usage is highest.

In addition, we may be required to make significant cash outlays in connection with “initiation deposits.” Members of our private courses are generally required to pay an initiation deposit upon their acceptance as a member and, in most cases, such deposits are fully refundable after a fixed number of years (typically, 30 years) and upon the occurrence of other contract-specific conditions. While we will make a refund to any member whose initiation deposit is eligible to be refunded, we may be subject to various states' escheatment laws with respect to initiation deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. Moreover, most of the states in which we conduct business hire independent agents to conduct unclaimed and abandoned property audits. We currently do not remit to states any amounts relating to initiation deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation deposits. The analysis of the potential application of escheatment laws to our initiation deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

If one or more of the foregoing risks were to materialize, our golf business could be adversely affected, which could have a material adverse effect on our financial condition, results of operations and liquidity.

The geographic distribution of the mortgage loans underlying, and collateral securing, certain of our investments subjects us to geographic real estate market risks, which could adversely affect the performance of our investments, our results of operations and our financial condition.

The geographic distribution of the commercial and residential mortgage loans underlying, and collateral securing, certain of our investments, including our mortgage-backed securities, exposes us to risks associated with the real estate industry in general within the states and regions in which we hold significant investments. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; uninsured damages from floods, earthquakes or other natural disasters; and changes in interest rates. To the extent any of the foregoing risks arise in states and regions where we hold significant investments, the performance of our investments, our results of operations and our financial condition could suffer a material adverse effect.

The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.

We have retained, and may in the future retain or repurchase, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would generally result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by us) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing thereby reducing our future returns from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO.

We had no assets in our consolidated CDOs as of December 31, 2013 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect—and possibly materially affect—our future cash flows. As of the February 2014 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this report.

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

In addition, we can be removed as manager of a CDO if certain events occur, including, among other things, the failure to satisfy specific over collateralization tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on certain senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from—and no longer be able to manage the assets of—the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed certain over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of the date of this report, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default constituting manager termination events, or other manager termination events, may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if such events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if such events of default occur.

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

As has been widely publicized, the recent market conditions have resulted in a number of financial institutions recording an unprecedented amount of impairment charges, and we were also affected by these conditions. These challenging conditions have reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record impairment charges. In addition, the amount we ultimately realize from certain of our debt investments may be dependent on our ability to execute long-term strategies involving corporate reorganizations of the applicable issuer.

The lenders under our repurchase agreements may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We have historically financed a meaningful portion of our investments not held in CDOs with repurchase agreements, which are short-term financing arrangements, and we may enter into additional repurchase agreements in the future. Under the terms of these agreements, we sell a security to a counterparty for a specified price and concurrently agree to repurchase the same security from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—generally 30 days—the counterparty makes funds available to us and holds the security as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we are required to repurchase the security for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security with a repurchase agreement, we ask the counterparty to extend—or “roll”—the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or simply may not be available. If we were unable to pay the repurchase price for any security financed with a repurchase agreement, the counterparty has the right to sell the underlying security being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of December 31, 2013, we had $617.0 million outstanding under repurchase agreement financings, including linked transactions. These repurchase agreement obligations are with six counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty in a timely manner.

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

In the ordinary course of our business, we enter into various types of financing arrangements with counterparties. Currently, the majority of our financing arrangements take the form of repurchase agreements, securitization vehicles, loans, hedge contracts and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight.

We are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such counterparty default may occur rapidly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack the contractual ability or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which are precisely the times when defaults may be most likely to occur.

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

The consolidation and elimination of counterparties has increased our counterparty concentration risk. We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a few counterparties. As of the date of this report, we had obligations to repurchase assets pursuant to repurchase agreements with six different counterparties. If any of our counterparties elected not to roll these repurchase agreements, we may not be able to find a replacement counterparty. In addition, counterparties have generally tightened their underwriting standards and increased their margin requirements for financing, which has negatively impacted us in several ways, including, decreasing the number of counterparties willing to provide financing to us, decreasing the overall amount of leverage available to us, and increasing the costs of borrowing.

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

We may not be able to finance our securities and loan investments on attractive terms or at all.

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

As non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks that could result in losses to us.

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

Our investments in loans, and the loans underlying our investments in securities, are subject to delinquency, foreclosure and loss, and we may convert a debt position into an equity position in order to preserve the value of our investment, which could result in losses to us and expose us to additional risks.

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

In the event of a default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our financial condition, earnings and cash flow from operations. Foreclosure of a loan, particularly a commercial loan, or any other restructuring activities related to an investment, can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan or such other investment. In addition, as part of any foreclosure or other restructuring, we may acquire control of a property securing a defaulted loan, which would expose us to additional risks specific to the property, including, but not limited to, the risks related to any business conducted on such property. As part of a restructuring, we may also exchange our debt for, or otherwise acquire, equity of an entity, which may involve contested negotiations and expose us to risks associated with owning the entity.

Mortgage and asset-backed securities are bonds or notes backed by loans and/or other financial assets and include commercial mortgage-backed securities, FNMA/FHLMC securities, and real estate related asset-backed securities. The ability of a borrower to repay these loans or other financial assets is dependent upon the income or assets of these borrowers. If a borrower has insufficient income or assets to repay these loans, it will default on its loan. While we intend to focus on real estate related asset-backed securities, there can be no assurance that we will not invest in other types of asset-backed securities.

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our manager. Our management agreement, as amended, does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. See “—Risks Related to Our Manager—There are conflicts of interest in our relationship with our manager.”

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

Our golf facilities compete on a local and regional level with other golf facilities. Competition tends to be based on market penetration, demographic and quality factors, as opposed to price factors. The level of competition and primary competitors vary by region and are subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar facilities in a particular region could significantly increase competition, which could have a negative impact on the results of operations for our golf segment.

For competition risk related to our senior housing business, see “—Competition may affect our senior housing property managers’ and tenant operators’ ability to meet their obligations to us or make it difficult for us to identify and purchase, or develop, suitable senior housing properties to grow our investment portfolio.”

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

Our investments in real estate related and other loans and other direct and indirect interests in pools of real estate properties or other loans may be subject to additional risks relating to the structure and terms of these transactions, which may result in losses to us.

We have investments in real estate related and other loans and other direct and indirect interests in pools of real estate properties or loans, such as mezzanine loans and “B Note” mortgage loans. We have invested in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or other business assets or revenue streams or loans secured by a pledge of the ownership interests of the entity owning real property or other business assets or revenue streams (or the ownership interest of the parent of such entity). These types of investments involve a higher degree of risk than long-term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to repay our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is repaid in full. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

We also have investments in B Notes—mortgage loans that while secured by a first mortgage on a single large commercial property or group of related properties are subordinated to an “A Note” secured by the same first mortgage on the same collateral. As a result, if an issuer defaults, there may not be sufficient funds remaining for B Note holders. B Notes reflect similar credit risks to comparably rated commercial mortgage-backed securities. In addition, we invest, directly or indirectly, in pools of real estate properties or loans. Since each transaction is privately negotiated, these investments can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction, while investments in pools of real estate properties or loans may be subject to varying contractual arrangements with third party co-investors in such pools. Further, B Notes typically are secured by a single property, and so reflect the risks associated with significant concentration. These investments also are less liquid than commercial mortgage-backed securities.

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

Our securities have historically been valued based primarily on third party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. In the past, dislocation in the trading markets has reduced the trading for many real estate securities, resulting in less transparent prices for those securities. During such times, it is more difficult for us to sell many of our assets because, if we were to sell such assets, we would likely not have access to readily ascertainable market prices when establishing valuations of them. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

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

We have invested in RMBS backed by collateral pools of subprime residential mortgage loans. “Subprime” mortgage loans refer to mortgage loans that have been originated using underwriting standards that are less restrictive than the underwriting requirements used as standards for other first and junior lien mortgage loan purchase programs, such as the programs of FNMA and FHLMC. These lower standards include mortgage loans made to borrowers having imperfect or impaired credit histories (including outstanding judgments or prior bankruptcies), mortgage loans where the amount of the loan at origination is 80% or more of the value of the mortgage property, mortgage loans made to borrowers with low credit scores, mortgage loans made to borrowers who have other debt that represents a large portion of their income and mortgage loans made to borrowers whose income is not required to be disclosed or verified. Due to economic conditions, including increased interest rates and lower home prices, as well as aggressive lending practices, subprime mortgage loans have in recent periods experienced increased rates of delinquency, foreclosure, bankruptcy and loss, and they are likely to continue to experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner. Thus, because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of RMBS backed by subprime mortgage loans in which we have invested could be correspondingly adversely affected, which could adversely impact our results of operations, financial condition and business.

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

We invest in senior housing properties, which are subject to various risks that could have a negative impact on our financial results.

Subject to maintaining our qualification as a REIT, we intend to continue to purchase senior housing properties and engage third parties (including affiliates of our Manager) to manage the operations or lease the properties. The income we recognize from any senior housing properties that we engage third parties to manage would be dependent on the ability of the property manager(s) of such facilities to successfully manage these properties. The property manager(s) would compete with other companies on a number of different levels, including: the quality of care provided, reputation, the physical appearance of a facility, price and range of services offered, alternatives for healthcare delivery, the supply of competing properties, physicians, staff, referral sources, location, the size and demographics of the population in surrounding areas, and the financial condition of tenants and managers. A property manager’s inability to successfully compete with other companies on one or more of the foregoing levels could adversely affect the senior housing property and materially reduce the income we would receive from an investment in such facility.

We may continue to purchase senior housing properties and engage the sellers of such facilities or other third parties under a triple net lease in which the rental payments are fixed with scheduled periodic increases that are either fixed or based on the Consumer Price Index with caps. The properties we currently lease to Holiday account for a meaningful portion of our total revenues and net operating income from our senior housing properties, and because our leases with Holiday are triple net leases, we depend on Holiday to pay all operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance, and payroll expense of property-level employees in connection with the leased properties. We cannot assure you that Holiday will have sufficient assets, income and access to financing to enable them to satisfy its obligations to us, and any failure, inability or unwillingness by Holiday to do so could have a material adverse effect on us. In addition, although a subsidiary of Holiday provided a lease guaranty in connection with the leases, and a subsidiary of Holiday agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their business, we cannot assure you that the guaranty will be sufficient to satisfy Holiday’s obligations to us, and we cannot assure you that Holiday will have sufficient assets, income and access to financing to enable it to satisfy its obligations to us. Our reliance on Holiday for a meaningful portion of our total revenues and net operating income from our senior housing investments creates credit risk. If Holiday becomes unable or unwilling to satisfy its obligations to us, our financial condition and results of operations could be weakened.

As a result of any new investment in senior housing properties, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do. Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. Under certain circumstances, the SEC permits newly acquired businesses to be excluded for a limited period of time from management’s annual assessment of the effectiveness of internal controls. We temporarily excluded the senior housing properties acquired in 2013 from management’s annual assessment of the effectiveness of internal control in 2013 pursuant to a one-year deferral permissible under PCAOB and SEC guidelines and may avail ourselves of this flexibility with respect to any newly acquired business. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm would not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates, which could subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements, which could lead to a decline in our share price, impair our ability to raise capital and other adverse consequences.

In addition, private, federal and state payment programs as well as the effect of laws and regulations may also have a significant impact on the profitability of such facilities. The failure of a manager to comply with any of these laws could result in the loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the facility. These events, among others, could result in the loss of part or all of any investment we make in a senior housing property.

Furthermore, the ability to successfully manage a senior housing property depends on occupancy levels. A material decline in occupancy levels and revenues may make it more difficult for the manager of any senior housing property in which we invest to successfully generate income for us. Alternatively, to avoid a decline in occupancy, a manager may reduce the rates charged, which would also reduce our revenues and therefore negatively impact the ability to generate income.

Our ability to acquire senior housing properties will be subject to the applicable REIT qualification tests, and we may have to hold certain interests through taxable REIT subsidiaries (“TRS”), which may negatively impact our returns from these assets.

We are not permitted to operate our AL/MC properties, and we are dependent on the property managers of our AL/MC properties and on tenants for our triple net lease properties.

Because federal income tax laws generally restrict REITs and their pass-through subsidiaries from operating healthcare properties, we do not manage our AL/MC senior housing properties. Instead, AL/MC investments are structured to be compliant with the REIT Investment Diversification Empowerment Act of 2007 (“RIDEA”).

The RIDEA structure permits a REIT to lease facilities to a subsidiary that qualifies as a taxable REIT subsidiary (“TRS”) if the TRS hires an eligible independent contractor (“EIK”) to manage the property. Under this structure, the REIT leases health care properties to the TRS and receives rent while the TRS earns income from the properties’ operations, and pays a management fee to the EIK and rent to the REIT property owner.

Accordingly, our TRS has retained Blue Harbor and Holiday to manage facilities that are leased to it by us. Although we have various rights as the tenant under our management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our facilities in compliance with the terms of our management agreements and all applicable laws and regulations. We rely on Holiday and Blue Harbor to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our facilities. Increases in labor costs and other property operating expenses, or significant changes in Holiday’s or Blue Harbor’s ability to manage our facilities efficiently and effectively could adversely affect the income we receive from our facilities and have a material adverse effect on us. As managers, our property managers do not lease our facilities, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple net tenants. However, any adverse developments in Holiday’s or Blue Harbor’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a material adverse effect on us.

While we monitor our property managers’ and tenants’ performance, we have limited recourse under our management agreements if we believe that the property managers are not performing adequately. In addition, our property managers may manage, own or invest in, properties that compete with our properties, which may result in conflicts of interest. As a result, our property managers may make decisions regarding competing properties that are not in our best interests.

The triple net lease structure also provides us with a REIT-eligible structure for owning health care facilities. The triple net lease structure permits a REIT to lease facilities to a third-party operator and collect rent from the operator. Unlike the RIDEA structure, the triple net lease structure creates credit risk from the tenant.

Due to the dependency of our revenues on private pay sources, events which adversely affect the ability of seniors to afford the monthly resident fees (including downturns in the economy, housing market, consumer confidence or the equity markets and unemployment among resident family members) could cause our occupancy rates, revenues and results of operations to decline.

Costs to seniors associated with independent and certain assisted living services are not generally reimbursable under government reimbursement programs such as Medicaid. Economic downturns, softness in the housing market, higher levels of unemployment among resident family members, lower levels of consumer confidence, changes to social security benefits, stock market volatility, interest rate volatility, adverse changes to fixed income arrangements and/or changes in demographics could adversely affect the ability of seniors to afford our resident fees. If we are unable to retain and/or attract seniors with sufficient income, assets or other resources required to pay the fees associated with independent and assisted living services and other service offerings, our occupancy rates, revenues and results of operations could decline.

Increases in labor costs at our senior housing properties may have a material adverse effect on us.

Wages and employee benefits represent a significant part of the expenses of any senior housing property. In connection with our RIDEA, AL/MC properties and in connection with our IL-only properties that are managed by our property managers, we rely on our property managers to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our facilities.

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

As we acquire additional facilities, we may be required to pay increased compensation or offer other incentives to retain key personnel and other employees. Employee benefits costs, including employee health insurance and workers’ compensation insurance costs, have materially increased in recent years. Increasing employee health and workers’ compensation insurance costs may materially and negatively affect our earnings at our senior housing properties. We cannot assure you that labor costs at our senior housing properties will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by our property managers to control labor costs or to pass on any such increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations. In addition, if the Master Tenants of the Holiday Portfolio fail to attract and retain qualified personnel, their ability to satisfy their obligations to us could be impaired.

Termination of assisted living resident agreements and resident attrition could adversely affect our revenues and earnings at our senior housing properties.

State regulations governing assisted living facilities typically require a written resident agreement with each resident. Most of these regulations also require that each resident have the right to terminate these assisted living resident agreements for any reason on reasonable notice. Consistent with these regulations, most resident agreements at our senior housing properties allow residents to terminate their agreements on 30 days’ notice. Thus, our property managers may be unable to contract with assisted living residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with terms of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, our revenues and earnings from our assisted living facilities could be materially and adversely affected. In addition, the advanced ages of the residents at our senior housing properties makes the resident turnover rate in these facilities difficult to predict.

Our property managers and tenants (including the Master Tenants) may be faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease payments and fulfill their insurance and indemnification obligations to us.

In some states, advocacy groups monitor the quality of care at assisted and independent living communities, and these groups have brought litigation against operators. Also, in several instances, private litigation by assisted and independent living community residents or their families have succeeded in winning very large damage awards for alleged neglect. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance. The cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment in many parts of the United States continues. This may affect the ability of some of our property managers and tenants (including the Master Tenants) to obtain and maintain adequate liability and other insurance and manage their related risk exposures. In addition to causing some of our property managers and tenants (including the Master Tenants) to be unable to fulfill their insurance, indemnification and other obligations to us under their property management agreements or leases and thereby potentially exposing us to those risks, these litigation risks and costs could cause some of our property managers and future tenants to become unable to pay rents due to us. Such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements.

The failure of our property managers and tenants (including the Master Tenants) to comply with laws relating to the operation of our property managers’ and tenants’ (including the Master Tenants’) facilities may have a material adverse effect on the ability of our tenants (including the Master Tenants) to pay us rent, the profitability of our managed facilities and the values of our properties.

We and our property managers and tenants (including the Master Tenants) are subject to or impacted by extensive, frequently changing federal, state and local laws and regulations. Some of these laws and regulations include: state and local licensure laws; laws protecting consumers against deceptive practices; laws relating to the operation of our properties and how our property managers and tenants (including the Master Tenants) conduct their operations, such as fire, health and safety laws and privacy laws; federal and state laws affecting communities that participate in Medicaid; the Americans with Disabilities Act and similar state and local laws; and safety and health standards set by the Occupational Safety and Health Administration. We and our property managers and tenants (including the Master Tenants) expend significant resources to maintain compliance with these laws and regulations, and responding to any allegations of noncompliance also results in the expenditure of significant resources. If we or our property managers or tenants (including the Master Tenants) fail to comply with any applicable legal requirements, or are unable to cure deficiencies, certain sanctions may be imposed and, if imposed, may adversely affect our tenants’ (including the Master Tenants’) ability to pay their rent, the profitability of affected facilities managed by our property managers and the values of our properties. Further, changes in the regulatory framework could have a material adverse effect on the ability of our tenants (including the Master Tenants) to pay us rent (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), the profitability of our facilities managed by our property managers and the values of our properties.

We and our property managers and our tenants (including the Master Tenants) are required to comply with federal and state laws governing the privacy, security, use and disclosure of individually identifiable information, including financial information and protected health information. Under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we and our property managers and tenants (including the Master Tenants) are required to comply with the HIPAA privacy rule, security standards, and standards for electronic healthcare transactions. State laws also govern the privacy of individual health information, and these laws are, in some jurisdictions, more stringent than HIPAA. Other federal and state laws govern the privacy of individually identifiable information. If we or our property managers or tenants (including the Master Tenants) fail to comply with applicable federal or state standards, we or they could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

Our properties and their operations are subject to extensive regulations.

Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements generally require our managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. We anticipate that any leases we sign in the future will also require our future tenants to maintain our properties in compliance with applicable laws and regulations. The the Master Tenants master leases include such requirements. However, our property managers and tenants (including the Master Tenants) may neglect maintenance of our properties if they suffer financial distress. We may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our property managers and tenants (including the Master Tenants) may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ (including the Master Tenants’) financial resources may be insufficient to satisfy their increased rental payments to us or other incremental obligations.

Licensing and Medicaid laws may also require some or all of our senior housing property managers and tenants to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in, Medicaid and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicaid participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicaid participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our future tenants (including the Master Tenants) may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on our facilities. If our property managers and future tenants (including the Master Tenants) are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our future tenants’ (including the Master Tenants’) ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), and our ability to identify substitute property managers or tenants. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need and Medicaid participation, may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or future tenants (including the Master Tenants) becomes unable to operate our properties, or if any of our future tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Our golf business is also subject to extensive regulations, including, without limitation, labor, health and safety, environmental, zoning and land-use laws. For more information, see “Business—Government Regulation of Our Golf Business.”

The Master Tenants may be unable to cover their lease obligations to us, and there can be no assurance that the Guarantor will be able to cover any shortfall.

Prior to our acquisition of the Holiday Portfolio, Holiday did not have a lease expense to cover like the lease expense that is payable to us under the master leases. If our master leases had been in effect for the year ended December 31, 2013, EBITDAR less capital expenditures from the Holiday Portfolio, excluding any contribution from the Guarantor, would have resulted in a lease coverage ratio (i.e., the ratio of (i) EBITDAR less capital expenditures to (ii) lease expense) of 1.1x.

If either of the Master Tenants is not able to satisfy its obligations to us, we would be entitled, among other remedies, to use any funds of Holiday then held by us and to seek recourse against the Guarantor under its guaranty of the applicable master lease. Such guaranty includes certain financial covenants of the Guarantor, including maintaining a minimum net worth of $150 million (book value plus accumulated depreciation, and certain other adjustments as defined in the guaranty), a minimum fixed charge coverage ratio of 1.10 and a maximum leverage ratio of 10 to 1. The Guarantor has guaranteed significant lease obligations of various other subsidiaries in addition to its guaranty of the Master Tenants’ obligations. In the future, the Guarantor may execute additional guaranties of the lease obligations of its subsidiaries without limitation, though subject to covenants. As of the closing of the Holiday Acquisition, the Guarantor had a net worth (book value plus accumulated depreciation and certain other adjustments) of approximately $420 million (which amount includes a $43.5 million security deposit posted by the Master Tenants). There can be no assurance that the Guarantor will have the resources necessary to satisfy its obligations to us under its guaranty of the master leases in the event that either of the Master Tenants fails to satisfy its lease obligations to us in full, which could have a material adverse effect on us.

Our acquisitions of senior housing properties may not be successful.

We intend to acquire additional senior housing properties. We cannot assure that we will be able to consummate attractive acquisition opportunities or that acquisitions we make will be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value. The occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in stockholder dilution. For these reasons, among others, any acquisitions of additional properties may not succeed or may cause us to experience losses.

Competition may affect our senior housing property managers’ and tenant operators’ ability to meet their obligations to us or make it difficult for us to identify and purchase, or develop, suitable senior housing properties to grow our investment portfolio.

We face significant competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, healthcare operators, lenders, developers and other institutional investors, some of whom may have greater resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business goals and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. If we cannot identify and purchase a sufficient quantity of senior housing properties at favorable prices or if we are unable to finance acquisitions on commercially favorable terms, it could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry is also highly competitive, and our operators, tenants and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our AL/MC, RIDEA properties and our IL-only owned and managed properties depend on the competiveness and financial viability of the facilities. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenants also depend upon their ability to successfully compete with other operators and managers. If our tenants are unable to successfully compete, their ability to fulfill their obligations to us, including the ability to make rent payments to us, may be materially adversely affected. We cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, including our seniors housing and healthcare operations, tenants and operators, nor can we be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if we had investments outside the seniors housing and healthcare industries.

Our tenant operators (including the Master Tenants) may become subject to bankruptcy or insolvency proceedings.

Our tenant operators (including the Master Tenants) may not be able to meet the rent or other payments due us, which may result in a tenant bankruptcy or insolvency, or that a tenant might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us with the right to evict tenant operators, demand immediate payment of rent and exercise other remedies, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy or subject to insolvency proceedings may be able to limit or delay our ability to collect unpaid rent and to exercise other rights and remedies.

We may be required to fund certain expenses (e.g., real estate taxes and maintenance) to preserve the value of an investment property, avoid the imposition of liens on a property and/or transition a property to a new tenant. If we cannot transition a leased property to a new tenant, we may take possession of that property, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.

Transfers of health care facilities may require regulatory approvals and these facilities may not have efficient alternative uses.

Transfers of health care facilities to successor operators frequently are subject to regulatory approvals or notifications, including, but not limited to, change of ownership approvals under certificate of need (“CON”) or determination of need laws, state licensure laws and Medicaid provider arrangements, that are not required for transfers of other types of real estate. The replacement of a health care facility operator could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility. Alternatively, given the specialized nature of our facilities, we may be required to spend substantial time and funds to adapt these properties to other uses. If we are unable to timely transfer properties to successor operators or find efficient alternative uses, our revenue and operations may be adversely affected.

Certain of our properties may require a license or registration to operate.

Failure to obtain a license or registration or loss of a required license or registration would prevent a facility from operating in the manner intended by the property managers or tenant operators. These events could materially adversely affect our property managers’ ability to generate income for us or our tenant operators’ ability to make rent payments to us. State and local laws also may regulate the expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction or renovation of health care facilities, by requiring a CON or other similar approval from a state agency.

The impact of the comprehensive healthcare regulation enacted in 2010 on us and our property managers and tenant operators cannot accurately be predicted.

The Health Reform Laws provide states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion—and to forego funding for the Medicaid expansion—without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our property managers’ and tenant operators’ revenues, through new patients, but further straining state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our property managers’ and tenant operators’ revenue streams, which could materially and adversely affect our business, financial condition and results of operations.

Overbuilding in markets in which our senior housing properties are located could adversely affect our future occupancy rates, operating margins and profitability.

The senior housing industry generally has limited barriers to entry, and, as a consequence, the development of new senior housing properties could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which in the case of our senior housing and golf businesses, may include personal identifying information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations.

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

The REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. In addition, our ability to hedge is limited by certain undertakings that we made to the U.S. Commodity Futures Trading Commission in order to avail ourselves of no-action relief from the requirement to register as a commodity pool operator.

Accounting for derivatives under U.S. generally accepted accounting principles (“GAAP”), is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

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

As a public company, we are required to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. In connection with new investments, we may be required to consolidate additional entities, and, therefore, to document and test effective internal controls over the financial reporting of these entities in accordance with Section 404, which we may not be able to do. Even if we are able to do so, there could be significant costs and delays, particularly if these entities were not subject to Section 404 prior to being acquired by us. Under certain circumstances, the SEC permits newly acquired businesses to be excluded for a limited period of time from management's annual assessment of the effectiveness of internal control. We have excluded certain assets from management's annual assessment of the effectiveness of internal control in 2013 pursuant to a one-year deferral permissible under PCAOB and SEC guidelines, and we may avail ourselves of this flexibility in the future with respect to other newly acquired businesses. Our management identified a material weakness in our internal controls with respect to our financial statements for the year ended December 31, 2011. Although this was remediated, we cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we believe that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal control over financial reporting as of the required dates. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in our share price and impairing our ability to raise capital.

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

Our risk of litigation includes lawsuits that could be brought by residents of our senior housing properties, users of our golf courses or property-level employees in our senior housing and golf businesses. For instance, we are subject to federal and state laws governing minimum wage requirements, overtime compensation, discrimination and family and medical leave. Any lawsuit alleging a violation of any such laws could result in a settlement or other resolution that requires us to make a substantial payment, which could have a material adverse effect on our financial condition and results of operations. In addition, accidents or injuries in connection with our senior housing or golf properties could subject us to liability and reputational harm.

We have invested in operating businesses in distressed industries, such as golf, and such investments are subject to operational and other business risks.

We opportunistically pursue a variety of investments, such as our recent restructuring of a debt investment in National Golf and, as a consequence, we are subject to risks of the industries in which we may invest, which may include non-real estate related operating businesses in deeply distressed industries. These investments are subject to the risks of the industry in which such business(es) operate, and we expect any businesses we acquire to be subject to similar issues and risks. Businesses operating in distressed industries can face declining revenues, profitability, margins, customer base, product acceptance and growth prospects as well as concerns regarding increased fixed costs, lack of available financing or lack of a viable long-term strategy. Some or all of these risks may exist in any investment we make in a distressed business or industry. As a result, investments in distressed operating businesses involve heightened risks, and we cannot assure you that any such investments will be profitable. We may acquire significant positions in distressed businesses for strategic reasons, which may require us to expend significant capital on investments that differ from, and involve a higher degree of risk than, other assets currently in our portfolio. In addition, acquiring an operating business exposes us to some or all of the meaningful risks associated with owning an operating business. Any loss of invested capital in such businesses would adversely affect our results of operation, profitability and the amount of funds available for distribution as a dividend to our stockholders. See “—We recently acquired a golf business, which is subject to various risks that could have a negative impact on our financial results.”

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

Risks Related to Our REIT Status and Other Matters

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

If New Residential fails to qualify as a REIT for 2013, it would significantly affect our ability to maintain our REIT status.

For federal income tax purposes we recorded approximately $600 million of gain as a result of the spin-off of New Residential in May 2013. If New Residential qualified for taxation as a REIT for 2013, that gain is qualifying income for purposes of our 2013 REIT income tests. If, however, New Residential failed to qualify as a REIT for 2013, that gain is non-qualifying income for purposes of the 75% gross income test. Although New Residential covenanted in the Separation and Distribution Agreement to use reasonable best efforts to qualify as a REIT in 2013, no assurance can be given that it so qualified. If New Residential failed to qualify, it could cause us to fail our 2013 REIT income tests, which could cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.

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

In order to maintain our tax status as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and not including net capital gains) each year to our stockholders. To qualify for the tax benefits accorded to REITs, we intend to make distributions to our stockholders such that we distribute all or substantially all our net taxable income (if any) each year, subject to certain adjustments. In the past, we have used net operating loss and net capital loss carryforwards to facilitate the satisfaction of our distribution requirements. As a result of our January 2013 “ownership change,” our future ability to utilize our net operating loss and net capital loss carryforwards to reduce our taxable income may be limited by certain provisions of the Code.

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

Certain properties are leased to our TRSs pursuant to special provisions of the Code.

We currently lease certain “qualified healthcare properties” to our TRSs (or a limited liability company of which a TRS is a member). These TRSs in turn contract with an affiliate of our manager to manage the healthcare operations at these properties. The rents paid by the TRSs in this structure will be treated as qualifying rents from real property for purposes of the REIT requirements if (i) they are paid pursuant to an arm’s-length lease of a qualified healthcare property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the management agreement, the operator is actively engaged in the trade or business of operating qualified healthcare properties for any person who is not a related person to us or the lessee. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through December 31, 2013, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $101.9 million of such cancellations had been effected through December 31, 2013, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended December 31, 2013, 2012 and 2011, we repurchased $35.9 million, $34.1 million and $188.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $4.6 million, $23.2 million and $81.1 million of gain for tax purposes, respectively (of which only $4.6 million, $24.1 million and $66.1 million of gain relating to $35.9 million, $39.3 million and $171.8 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax of 4% on any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries will be subject to corporate level income tax at regular rates.

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

We conduct our operations in reliance on an exemption from the 1940 Act, which we refer to as Section 3(c)(5)(C), which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”

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

The trading price of our common stock has fluctuated significantly in the past. The trading price of our common stock could fluctuate significantly in the future and could be negatively affected in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

•	our ability to make investments with attractive risk-adjusted returns;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our manager or its affiliates;

•	additional offerings of our common stock;

•	actions by rating agencies;

•	short sales of our common stock;

•	any decision to pursue a distribution or disposition of a meaningful portion of our assets;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITs or the outlook of the real estate industry;

•	major reductions in trading volumes on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses;

•	litigation and governmental investigations.; and

•	any decision to pursue a spin-off of a portion of our assets.

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

While we are required to make distributions in order to maintain our REIT status (as described above under “—Risks Related to Our REIT Status and Other Matters—We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred stock. No assurance can be given that we will pay any dividends on our common stock in the future.

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

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-off or other transaction, as in the case of our spin-off of New Residential in May 2013 and our spin-off of New Media in February 2014. We are currently considering a spin-off of our senior housing business, which could result in the distribution of a taxable dividend, although there can be no assurance as to the timing, terms, structure or completion of any such transaction. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 351,453,495 shares or our common stock outstanding as of February 21, 2014. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

A plan fiduciary considering an investment in our common stock should consider, among other things, whether such an investment is consistent with the fiduciary obligations under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including whether such investment might constitute or give rise to a prohibited transaction under ERISA, the Code or any substantially similar federal, state or local law and, if so, whether an exemption from such prohibited transaction rules is available.

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

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments received more than 180 days prior to December 31, 2013.

Item 2. Properties.

Our direct investments in senior housing and golf properties are described under “Business – Investment Portfolio.”

Our Manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105. Its telephone number is (212) 798-6100.

Our golf business’s executive office is located at 6080 Center Drive, Suite 500, Los Angeles, California, 90045. Its telephone number is (310) 664-4210.

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our business. We do not believe any individual property is material to our financial condition or results of operations.

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

2013	High	Low	Last Sale	Distributions Declared
First Quarter	$11.65	$8.80	$11.17	$0.22
Second Quarter (1)	$12.49	$4.70	$5.23	$0.17
Third Quarter	$5.97	$5.00	$5.62	$0.10
Fourth Quarter	$5.94	$5.18	$5.74	$0.10

2012	High	Low	Last Sale	Distributions Declared
First Quarter	$6.75	$4.65	$6.28	$0.20
Second Quarter	$7.31	$5.96	$6.70	$0.20
Third Quarter	$8.13	$6.67	$7.53	$0.22
Fourth Quarter	$8.91	$6.95	$8.68	$0.22

(1)	On May 15, 2013, we completed the spin-off of New Residential. The May 15, 2013 closing price of our Common Stock on the NYSE was $12.33. On May 16, 2013, the opening price of our Common Stock was $5.79.

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant.

On February 21, 2014, the closing sale price for our common stock, as reported on the NYSE, was $4.80. As of February 21, 2014, there were approximately 62 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Equity Compensation Plan Information

In June 2002, Newcastle (with the approval of Newcastle’s board of directors) adopted the Newcastle Nonqualified Stock Option and Incentive Award Plan, or the Newcastle Option Plan, for officers, directors, consultants and advisors, including the Manager and its employees.

In May 2012, with the approval of the shareholders, Newcastle’s board of directors adopted the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, or the 2012 Plan. The 2012 Plan is the successor to the Newcastle Option Plan for officers, directors, consultants and advisors, including the Manager and its employees, and is intended to facilitate the continued use of long-term equity-based awards and incentives for the benefit of the service providers to Newcastle and its Manager. All outstanding options granted under the Newcastle Option Plan will continue to be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the Newcastle Option Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the 2012 Plan is 20,000,000 shares. Newcastle’s board of directors may also determine to issue options to the Manager that are not subject to the 2012 Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to New York Stock Exchange rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.

The following table summarizes the total number of outstanding securities in the incentive plans and the number of securities remaining for future issuance, as well as the weighted average strike price of all outstanding securities as of December 31, 2013 (adjusted for options which expired unexercised on January 9, 2014).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under the 2012 Equity Compensation Plan
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	7,579,941		$4.81	—
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	19,699,372		4.31	154,925
Total Approved	27,279,313	(1)	$4.45	154,925	(2)

Equity Compensation Plans Not approved by Security Holders:

None

(1)	Includes options relating to (i) 24,318,843 shares held by an affiliate of our Manager; (ii) 2,956,470 shares granted to our Manager and assigned to certain of Fortress’s employees; and (iii) an aggregate of 4,000 shares granted to our directors, other than Mr. Edens, but does not include options relating to 2,934,890 shares granted to an affiliate of our Manager with a strike price of $5.25 per share that were not issued pursuant to an equity compensation plan.

(2)	The maximum available for issuance is 20,000,000 shares in the aggregate over the term of the 2012 Plan and no award shall be granted on or after May 7, 2022 (but awards granted may extend beyond this date). The number of securities remaining available for future issuance is net of (i) an aggregate of 79,870 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2012 Plan and (ii) an aggregate of 65,833 options which have been previously exercised.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of and for each of the five years ended December 31, 2013 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data)

	Year Ended December 31,
	2013 (1)	2012	2011	2010	2009
Operating Data
Interest income	$213,715	$282,951	$291,036	$300,272	$361,866
Interest expense	90,973	109,924	138,035	172,219	218,410
Net interest income	122,742	173,027	153,001	128,053	143,456

Impairment (reversal)	(19,769)	(5,664)	1,110	(240,858)	548,540
Net interest income (loss) after impairment/reversal	142,511	178,691	151,891	368,911	(405,084)

Other revenues	148,960	20,075	1,899	1,708	1,547
Other income	37,144	262,294	180,495	282,287	227,399
Expenses	207,506	66,118	30,327	30,901	33,099
Income (loss) from continuing operations before income tax	121,109	394,942	303,958	622,005	(209,237)
Income tax expense	2,100	—	—	—	—
Income (loss) from continuing operations	119,009	394,942	303,958	622,005	(209,237)
Income (loss) from discontinued operations	33,332	39,168	561	(343)	(667)
Net income (loss)	152,341	434,110	304,519	621,662	(209,904)
Preferred dividends	(5,580)	(5,580)	(5,580)	(7,453)	(13,501)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	43,043	—
Net income attributable to noncontrolling interests	(928)	—	—	—	—
Income (loss) applicable to common stockholders	$145,833	$428,530	$298,939	$657,252	$(223,405)
Income (loss) per share of common stock, diluted	$0.51	$2.94	$3.65	$10.96	$(4.23)

Income (loss) from continuing operations per share of common stock, after preferred dividends, excess of carrying amount of exchanged preferred stock over fair value of consideration paid and net income attributable to noncontrolling interest diluted	$0.40	$2.67	$3.64	$10.97	$(4.21)
Income (loss) from discontinued operations per share of common stock diluted	$0.11	$0.27	$0.01	$(0.01)	$(0.02)
Weighted average number of shares of common stock outstanding, diluted	283,310	145,766	81,990	59,949	52,864
Dividends declared per share of common stock	$0.59	$0.84	$0.40	$—	$—

(1)	The 2013 operating data includes the impact of the acquisitions of the Holiday Portfolio, other senior housing properties and the Media investments. See additional information in Note 3 to our consolidated financial statements which appear in Part II, Item 8, “Financial Statements and Supplementary Data.”

	As Of December 31,
	2013 (1)	2012	2011	2010	2009
Balance Sheet Data
Real estate securities, available-for-sale	$984,263	$1,691,575	$1,731,744	$1,860,584	$1,830,795
Real estate related loans, held-for-sale, net	437,530	843,132	813,580	782,605	573,862
Residential mortgage loans, held-for-investment, net	255,450	292,461	331,236	124,974	—
Residential mortgage loans, held-for-sale, net	2,185	2,471	2,687	253,213	383,647
Investments in senior housing real estate, net	1,362,900	162,801	—	—	—
Investments in other real estate, net	266,170	6,672	—	—	—
Property, plant and equipment, net	270,188	—	—	—	—
Intangibles, net	345,125	19,086	—	—	—
Goodwill	126,686	—	—	—	—
Other investments	25,468	24,907	24,907	24,907	—
Cash and cash equivalents	105,944	231,898	157,356	33,524	68,300
Restricted cash	12,366	2,064	105,040	157,005	200,251
Assets of discontinued operations	—	245,069	43,971	—	—
Total assets	4,852,563	3,945,312	3,651,799	3,687,111	3,514,628
Total debt	3,199,947	2,781,761	3,299,693	3,745,811	4,940,204
Total liabilities	3,626,439	2,872,252	3,459,710	3,934,696	5,155,280
Common stockholders’ equity (deficit)	1,103,262	1,011,477	130,506	(309,168)	(1,793,152)
Preferred stock	61,583	61,583	61,583	61,583	152,500
Noncontrolling interests	61,279	—	—	—	—

Supplemental Balance Sheet Data
Common shares outstanding	351,453	172,526	105,181	62,027	52,913
Book value (deficit) per share of common stock	$3.14	$5.86	$1.24	$(4.98)	$(33.89)

Other Data
Core Earnings (2)	$140,903	$163,217	$120,169	$91,376	$98,331

(1)	The 2013 balance sheet data includes the impact of the acquisitions of the Holiday Portfolio, other senior housing properties and the Media and Golf businesses. See additional information in Note 3 to our consolidated financial statements, which appear in Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)	Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its real estate, media and golf investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. “Core earnings” is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above and adjusting the consumer loans portfolio accounting to a level yield methodology. It also excludes depreciation and amortization charges and acquisition and spin-off related expenses. “Core earnings” is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from “Core earnings” of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders. Newcastle changed its definition of “Core Earnings” to exclude acquisition and spin-off related expenses in the third quarter of 2013. The calculation of “Core Earnings” has been retroactively adjusted for all periods presented.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operations and net income, see “– Liquidity and Capital Resource” below. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited.

Calculation of Core Earnings:

	Year Ended December 31,
	2013	2012	2011
Income applicable to common stockholders	$145,833	$428,530	$298,939
Add (deduct):
Impairment (reversal)	(19,769)	(5,664)	1,110
Other income	(35,401)	(262,294)	(180,495)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations	(6,429)	(17,421)	(428)
Depreciation and amortization (A)	33,093	6,975	12
Acquisition and spin-off related expenses	23,576	13,091	1,031
Core earnings	$140,903	$163,217	$120,169

(A)	Includes $2.7 million of depreciation and amortization expense in equity method investments for the year ended December 31, 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” and Part I, Item 1A, “Risk Factors.”

General

Newcastle is a real estate investment trust that focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. Newcastle is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. Newcastle’s common stock is traded on the New York Stock Exchange under the symbol “NCT.”

We currently invest in (1) senior housing properties, (2) real estate debt and (3) other investments. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ conservative capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to enhance returns.

For further information relating to Newcastle’s business, see “Item 1.–Business”.

During the fourth quarter of 2013, we changed our financial reporting segments. In particular, we established media and golf segments in connection with the restructurings of certain debt investments, as further described in Item 1, “Business - Developments in 2013 - Restructuring and Spin-off of Media Investments” and Item 1, “Business - Developments in 2013 - Restructuring of Golf Investment.”

We conduct our business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“Other Debt”), (iv) investments in media (“Media”), (v) investment in golf courses and facilities (“Golf”) and (vi) corporate. Revenues attributable to each segment, as restated for previously reported periods, are disclosed below (in thousands).

		Debt Investments					Inter-segment Elimination
For the Year Ended	Senior Housing (1)	CDOs	Other Debt	Media (2)	Golf (3)	Corporate		Total
December 31, 2013	$85,270	$119,292	$101,024	$61,637	$—	$198	$(4,746)	$362,675
December 31, 2012	$18,026	$197,007	$93,867	$—	$—	$170	$(6,044)	$303,026
December 31, 2011	$—	$218,475	$80,133	$—	$—	$167	$(5,840)	$292,935

(1)	We completed the acquisition of a portfolio of 51 IL-only properties on December 23, 2013 which are included in this segment.
(2)	We spun-off our Media business in February 2014.
(3)	The Golf business was acquired on December 30, 2013.

Market Considerations

Our ability to generate income is dependent on, among other factors, our ability to raise capital and finance investments on favorable terms, deploy capital on a timely basis at attractive returns, and exit investments at favorable yields.  Market conditions outside of our control, such as interest rates, credit spreads and stock market volatility affect these objectives in a variety of ways.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. During 2013, we successfully accessed the capital markets, issuing 178,700,952 shares for total net proceeds of $1.3 billion.  However, rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

Debt Investments

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

Credit spreads also affect the value of our investments in debt securities and loans.  Credit spreads decreased, or “tightened,” during 2013 relative to 2012, which has had a favorable impact on the value of our portfolio.  Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten, because under these circumstances the yield on our investments will generally be higher than the yield available on comparable new investments.  However, tightening spreads tend to reduce the yields available on potential new investments.  Conversely, when spreads increase or “widen,” the potential yields on new investments increase, but the value of our existing investments in debt securities and loans tends to decline.  As a result, widening spreads negatively affect our ability to exit investments at attractive returns.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

Senior Housing

We believe that the senior housing sector currently presents an attractive investment opportunity. Specifically:

•	we expect projected changes in demographics will drive increased demand for senior housing, creating favorable supply-demand fundamentals;
•	targeting smaller portfolios enables us to reduce competition with other active REIT buyers of large portfolios; and
•	capitalizing on the experience of our Manager in the senior housing industry, we expect to generate growth in property-level net operating income when operational and structural efficiencies are achieved.

We made eight acquisitions of senior housing properties comprised of 72 properties in 2013. We continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target small portfolios, we have invested in large portfolios that we believe offer attractive risk-adjusted returns.

Our senior housing acquisitions have been financed with a combination of fixed and floating rate debt. Rising interest rates would increase the cost of our floating rate financing and negatively impact the returns on our senior housing investments.

Media Business

We spun off New Media on February 13, 2014. The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock we held of New Media to our common stockholders of record at the close of business on February 6, 2014. The distribution ratio was 0.0722 shares of New Media common stock for each share of Newcastle common stock. For more information about the acquisition and spin off of the media business, see Notes 3 and 20 to our consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

Golf Business

With respect to our Golf business, trends in consumer discretionary spending as well as climate and weather patterns have a significant impact on the markets in which we operate. We believe improving economic conditions and improvements in local housing markets will help drive membership growth and golf rounds played.

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

General

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

Our subprime securitizations and the CDO VIII Repack are also considered VIEs, but we do not control the decisions that most significantly impact their economic performance and, for the subprime securitizations, no longer receive a significant portion of their returns, and therefore do not consolidate them.

In addition, our investments in RMBS, CMBS, CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. We monitor these investments and analyze the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

Debt Investments

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

See Note 13 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of December 31, 2013.

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

We generally classify the broker and pricing service quotations we receive as level 3 inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $1.0 billion carrying value of securities valued using quotations as of December 31, 2013, a 100 basis point change in credit spreads would impact estimated fair value by approximately $16.7 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In 2013, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally improved compared to assumptions used at December 31, 2012 and 2011.  In 2013, Newcastle increased the prepayment assumptions based on actual prepayment speeds rising throughout the year as rates remained historically low and lenders were able to lend to a broader lender base due to less strict credit standards.  Default assumptions decreased due to lower levels of delinquent underlying loans. Loss severity assumptions were decreased based on observed decreases in recent loss severities.  Decreasing the projected delinquency, default, and severity rates were a result of rising property values throughout the year and an increased incentive for borrowers to remain current as they gained more equity in their investments. In 2012, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2011, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets. In 2011, in comparison to the prior year end, we generally used lower discount rates as inputs to our models for ABS and CMBS-large loan/single borrower securities in order to reflect current market conditions.

For CMBS valued with internal models, which have an aggregate fair value of $1.8 million as of December 31, 2013, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CMBS
Outstanding face amount	$2,482
Fair value	$1,770
Effect on fair value with 10% unfavorable change in:
Discount rate	$(23)
Prepayment rate	N/A
Default rate	$—
Loss severity	$61

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

Impairment of Securities

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings.  A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. Also, for certain securities which represent beneficial interests in securitized financial assets, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment will be deemed to have occurred. Our non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was deemed probable, at acquisition, that we would be unable to collect all contractually required payments as they come due, fall within the scope of loans and debt securities acquired with deteriorated credit quality, as opposed to beneficial interests in securitized financial assets. We note that primarily all of our securities, except our FNMA/FHLMC securities and our non-Agency RMBS acquired with evidence of deteriorated credit quality, fall within the definition of beneficial interests in securitized financial assets.

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

As of December 31, 2013, we had 13 securities with a carrying amount of $24.7 million that had been downgraded during 2013. We did not record a net other-than-temporary impairment charge on these securities for the year ended December 31, 2013. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Loans Held for Investment

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “– Impairment of Loans” above. A rollforward of the allowance is included in Note 7 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans.  Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectable. Purchase discounts are not amortized as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 7 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Investments in Equity Method Investees

We account for our interests in entities over which we exercise significant influence, but with respect to which the requirements for consolidation are not met, as investments in equity method investees. We record equity method investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. Our equity method investments are primarily comprised of Xanadu and, for the period from September 3, 2013 until November 26, 2013, Local Media Group. Other equity method investments are included within other investments on our balance sheet.

Senior Housing

Purchase Accounting

The senior housing properties acquired and the liabilities assumed were recorded at fair value. In determining the allocation of the purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of preacquisition due diligence, marketing, leasing activities, and independent appraisals. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The determination of fair value involved the use of significant judgment and estimation.

Impairment of Investments in Real Estate and Residential Lease Intangibles

We own senior housing properties held for investment. Intangibles and long-lived assets are tested for potential impairment annually or when changes in circumstances indicate the carrying value may not be recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated is less than the carrying value of an asset. The impairment is measured as the difference between the carrying value and the fair value. Significant judgment is required both in determining impairment and in estimating the fair value. We may use assumptions and estimates derived from a review of our operating results, business projections, expected growth rates, discount rates, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in these assumptions and estimates are outside the control of management, and can change in future periods.

Senior Housing Revenue Recognition

Our triple net leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in Receivables and Other Assets on our Consolidated Balance Sheets.

We recognize rental, care, and ancillary income, other than nonrefundable community fee income, monthly as services are provided. We recognize nonrefundable community fee income on a straight-line basis over the average resident length of stay. Our lease agreements with residents generally have a term of 24 to 33 months and are cancelable by the resident upon 30 days’ notice.

Other Businesses

Purchase Accounting

The media and golf assets acquired and the liabilities assumed were recorded at fair value. In determining the allocation of the purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of preacquisition due diligence, marketing, leasing activities, and independent appraisals. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The determination of fair value involved the use of significant judgment and estimation.

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

Goodwill and Intangible Assets

We assess the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis. We perform our impairment at the reporting unit level. The fair value of the applicable reporting unit is compared to its carrying value. Estimating the fair value of a reporting unit requires us to make significant judgments, estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value. The sum of the fair values of the reporting units are reconciled to our current market capitalization (based upon the stock market price) plus an estimated control premium.

We assess the recoverability of our definite lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. The assessment of recoverability is based on comparing management’s estimates of the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows.  Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends.

Pension and Postretirement Liabilities

An asset or liability is recognized in the consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life insurance, with current-year changes in the funded status recognized in the statement of equity.

The determination of pension plan obligations and expense is based on a number of actuarial assumptions. Two critical assumptions are the expected long-term rate of return on plan assets and the discount rate applied to pension plan obligations. For other postretirement benefit plans, which provide for certain health care and life insurance benefits for qualifying retired employees and which are not funded, critical assumptions in determining related obligations and expense are the discount rate and the assumed health care cost-trend rates.

Our only pension plan has assets valued at $20.3 million and the plan’s benefit obligation is $24.3 million resulting in the plan being 83% funded as of December 31, 2013.

To determine the expected long-term rate of return on the pension plan’s assets, we considered the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from actuaries and investment consultants, and long-term inflation assumptions. We used an assumption of 8.0% for the expected return on pension plan assets for 2013. If we were to reduce the rate of return by 50 basis points, then the expense for 2013 would have increased approximately $0.1 million.

We developed our discount rate for our other postretirement benefit plans using the same methodology as that described for the pension. The assumed health care cost-trend rate also affects other postretirement benefit liabilities and expense. A 100 basis point increase in the health care cost trend rate would result in an increase of approximately $0.4 million in the December 31, 2013 postretirement benefit obligation and a 100 basis point decrease in the health care cost trend rate would result in a decrease of approximately $0.3 million in the December 31, 2013 postretirement benefit obligation.

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

Results of Operations

Consolidated Results

The following tables summarize the changes in our consolidated results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2013 and 2012

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Interest income	$213,715	$282,951	$(69,236)	(24.5%)
Interest expense	90,973	109,924	(18,951)	(17.2%)
Net interest income	122,742	173,027	(50,285)	(29.1%)

Impairment (Reversal)
Valuation allowance (reversal) on loans	(25,035)	(24,587)	(448)	(1.8%)
Other-than-temporary impairment on securities, net	5,266	18,923	(13,657)	(72.2%)
	(19,769)	(5,664)	(14,105)	(249.0%)
Net interest income after impairment/reversal	142,511	178,691	(36,180)	(20.2%)

Other Revenues
Rental income	74,936	17,081	57,855	338.7%
Care and ancillary income - senior housing	12,387	2,994	9,393	313.7%
Media income - total	61,637	—	61,637	N.M.
	148,960	20,075	128,885	N.M.
Other Income
Gain on settlement of investments, net	17,369	232,897	(215,528)	(92.5%)
Gain on extinguishment of debt	4,565	24,085	(19,520)	(81.0%)
Equity in earnings of Local Media Group	1,870	—	1,870	N.M.
Other income, net	13,340	5,312	8,028	151.1%
	37,144	262,294	(225,150)	(85.8%)
Expenses
Loan and security servicing expense	3,857	4,260	(403)	(9.5%)
Property operating expenses	53,718	12,943	40,775	315.0%
Media operating expenses	49,092	—	49,092	N.M.
General and administrative expense	36,775	17,247	19,528	113.2%
Management fee to affiliate	33,091	24,693	8,398	34.0%
Depreciation and amortization	30,973	6,975	23,998	344.1%
	207,506	66,118	141,388	213.8%

Income from continuing operations before income tax	$121,109	$394,942	$(273,833)	(69.3%)

N.M. – Not meaningful

Interest Income

Interest income decreased by $69.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to a (i) a $64.4 million net decrease in interest income as a result of the deconsolidation of CDO X in September 2012 and (ii) a $6.4 million decrease in interest income as a result of the sale of the assets in CDO IV in May 2013, partially offset by a $1.6 million net increase in interest income as a result of new investments made including investments that were spun-off on May 15, 2013 and the investment in outstanding debt of GateHouse through November 25, 2013.

Interest Expense

Interest expense decreased by $19.0 million primarily due to (i) a $27.1 million decrease in interest expense as a result of the deconsolidation of CDO X in September 2012 and (ii) a $3.5 million decrease in interest expense as a result of the sale of the assets in CDO IV in May 2013. The decreases described above were partially offset by (i) a $9.1 million increase in mortgage interest expense as a result of the incurrence of mortgage notes used to fund the acquisition of senior housing properties since 2012 and (ii) a $2.5 million net increase in interest expense primarily due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities, non-agency RMBS and other investments.

Valuation (Reversal) Allowance on Loans

The valuation allowance (reversal) on loans changed by $0.4 million primarily due to a $9.1 million increase in the reversal of the valuation allowance on our manufactured housing loans and residential mortgage loans in the 2013 period compared to the 2012 period as a result of market conditions for these assets improving more in the 2013 period than in the 2012 period. This change was partially offset by an $8.7 million decrease in valuation allowance (reversal) related to our real estate and other loans during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

Other-than-temporary Impairment on Securities, Net

The other-than-temporary impairment on securities decreased by $13.7 million primarily due to market conditions improving in 2013. We recorded an impairment charge of $1.5 million on 22 securities which were not part of the spin-off during the year ended December 31, 2013, compared to an impairment charge of $18.9 million on 13 securities during the year ended December 31, 2012. In addition, we recorded $3.8 million of impairment charges during the year ended December 31, 2013 on FNMA/FHLMC securities and non-Agency RMBS in connection with the spin-off of New Residential.

Other Revenues

The other revenues increased by $128.9 million primarily due to (i) a $61.6 million increase in revenue from our Media business which was acquired during the fourth quarter of 2013, and (ii) a $67.2 million increase in rental and care and ancillary income during 2013 from our senior housing business due to the acquisitions of the senior housing properties since July 2012.

Gain on Settlement of Investments, Net

The net gain on settlement of investments decreased by $215.5 million. During the year ended December 31, 2013, as part of the sale of the assets in CDO IV in May 2013, Newcastle recorded a gain of $4.2 million on the sale of the assets and a $0.9 million gain on the CDO IV hedge termination. In addition, Newcastle recorded a gain of $12.3 million as part of the sale or restructuring of 10 securities and loans during 2013. During the year ended December 31, 2012, we recorded a net gain of $224.3 million on the sale of CDO X and a gain of $8.6 million on 27 securities and loans that were sold.

Gain on Extinguishment of Debt

The gain on extinguishment of debt decreased by $19.5 million primarily due to a higher average price of debt repurchased in the year ended December 31, 2013 compared to the year ended December 31, 2012. We repurchased $35.9 million face amount of our own CDO debt and other bonds payable at an average price of 87.1% of par during the year ended December 31, 2013 compared to $39.3 million face amount of CDO debt and other bonds payable at an average price of 38.4% of par during the year ended December 31, 2012.

Other Income, Net

Other income increased by $8.0 million primarily due to (i) $7.0 million of unrealized losses recognized on certain interest rate swap agreements that were de-designated as accounting hedges during the year ended December 31, 2012, and (ii) a $1.5 million increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was partially offset by a $0.5 million decrease related to collateral management fee income.

Loan and Security Servicing Expense

Loan and security servicing expense remained relatively stable during the year ended December 31, 2013 compared to the year ended December 31, 2012.

Property Operating Expense

The property operating expenses increased by $40.8 million due to the acquisitions of the senior housing properties since July 2012.

Media Operating Expenses

Media operating expenses increased by $49.1 million due to the restructuring of the Media business on November 26, 2013.

General and Administrative Expense

General and administrative expense increased by $19.5 million primarily due to an increase in professional fees related to the acquisition costs for investments in senior housing properties, the restructuring and spin-off of the Media investments, the restructuring of the Golf investment and the New Residential spin-off.

Management Fee to Affiliate

Management fees increased by $8.4 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior housing properties since July 2012, partially offset by the decrease in gross equity of $1.2 billion due to the New Residential spin-off.

Depreciation and Amortization

The depreciation and amortization expense increased by $24.0 million due to the acquisitions of the senior housing properties since July 2012, and the additional depreciation expense recorded as a result of the Media restructuring during the fourth quarter of 2013.

Comparison of Results of Operations for the years ended December 31, 2012 and 2011

	Year Ended December 31,		Increase (Decrease)
	2012	2011	Amount	%
Interest income	$282,951	$291,036	$(8,085)	(2.8%)
Interest expense	109,924	138,035	(28,111)	(20.4%)
Net interest income	173,027	153,001	20,026	13.1%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(24,587)	(15,163)	(9,424)	(62.2%)
Impairment of long-lived assets	—	433	(433)	(100.0%)
Other-than-temporary impairment on securities, net	18,923	15,840	3,083	19.5%
	(5,664)	1,110	(6,774)	(610.3%)
Net interest income after impairment (reversal)	178,691	151,891	26,800	17.6%

Other Revenues	20,075	1,899	18,176	N.M.

Other Income
Gain on settlement of investments, net	232,897	78,181	154,716	197.9%
Gain on extinguishment of debt	24,085	66,110	(42,025)	(63.6%)
Other income, net	5,312	36,204	(30,892)	(85.3%)
	262,294	180,495	81,799	45.3%
Expenses
Loan and security servicing expense	4,260	4,649	(389)	(8.4%)
Property operating expenses	12,943	1,110	11,833	N.M.
General and administrative expense	17,247	6,267	10,980	175.2%
Management fee to affiliate	24,693	18,289	6,404	35.0%
Depreciation and amortization	6,975	12	6,963	N.M.
	66,118	30,327	35,791	118.0%

Income from continuing operations before income tax	$394,942	$303,958	$90,984	29.9%

N.M. – Not meaningful

Interest Income

Interest income decreased by $8.1 million during the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to a $31.3 million decrease in interest income as a result of the deconsolidation of CDO V in June 2011 and CDO X in September 2012 partially offset by a $23.3 million net increase in interest income as a result of new investments in securities and loans, offset by paydowns and changes in interest rates.

Interest Expense

Interest expense decreased by $28.1 million primarily due to (i) a $5.2 million decrease in interest expense on debt as a result of the paydowns and repurchases of our CDO debt obligations and the deconsolidation of CDO V and CDO X and (ii) a $26.8 million decrease in interest expense on derivatives as a result of the termination of interest rate swaps, decreases in swap notional amounts, changes in interest rates and the deconsolidation of CDO V and CDO X. The decreases described in (i) to (ii) above were partially offset by a $1.7 million increase in mortgage interest expense as a result of the acquisitions of senior housing properties in July and November of 2012 and a $2.2 million increase in interest expense on other bonds payable and repurchase agreements primarily due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities and non-agency RMBS.

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

Other Revenues

The other revenues increased $18.2 million due to rental revenues resulting from the acquisitions of the senior housing properties in July and November of 2012.

Gain (Loss) on Settlement of Investments, Net

The net gain on settlement of investments increased by $154.7 million primarily due to a $224.3 million gain on the sale of CDO X interests recorded in September 2012, partially offset by a $69.6 million decrease in the net gain on sales and repayments of investments in the 2012 period compared to the 2011 period. We recorded a net gain of $8.6 million on 27 securities and loans that were sold or paid off during the year ended December 31, 2012, compared to a net gain of $78.2 million on 95 securities and loans that were sold or paid off during the year ended December 31, 2011.

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

Other Income (Loss), Net

Other income decreased by $30.9 million primarily due to (i) a $5.8 million greater increase in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates in the year ended December 31, 2012 compared to the year ended December 31, 2011, (ii) a $6.9 million decrease in unrealized losses recognized on certain interest rate swap agreements in the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily caused by the fact that the interest rate swap agreements that were de-designated as accounting hedges (since the hedged items were considered not probable of occurring) had higher notional amounts during the year ended December 31, 2011 and (iii) a $1.5 million increase in other income related to hedge ineffectiveness and collateral management fee income. The increases in (i) to (iii) above were offset by a $45.1 million decrease in gain on deconsolidation of CDO V recorded in the year ended December 31, 2011.

Loan and Security Servicing Expense

Loan and security servicing expense remained relatively stable during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Property Operating Expense

The property operating expenses increased $11.8 million due to the acquisitions of the senior housing properties since July 2012.

General and Administrative Expense

General and administrative expense increased by $11.0 million primarily due to an increase in professional fees related to the acquisitions of senior housing properties and other investments.

Management Fee to Affiliate

Management fees increased by $6.4 million primarily due to (i) an increase in gross equity as a result of our public offerings of common stock in March 2011, September 2011, April 2012, May 2012 and July 2012, and (ii) an increase in property management fees in connection with the acquisitions of senior housing properties in July and November of 2012.

Depreciation and Amortization

The depreciation and amortization expense increased $7.0 million due to the acquisitions of the senior housing properties in July and November 2012, and the additional depreciation expense recorded as a result of the classification of the Ohio portfolio as held for use in December 2012.

Segment Results

Comparison of Senior Housing Results of Operations for the years ended December 31, 2013 and 2012

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Revenues
Rental income	$72,880	$15,032	$57,848	384.8%
Care and ancillary income	12,387	2,994	9,393	313.7%
Total Revenues	85,267	18,026	67,241	373.0%

Expenses
Property operating expenses	$52,713	$11,539	$41,174	356.8%
General and administrative expense	15,948	5,764	10,184	176.7%
Depreciation and amortization	26,905	5,784	21,121	365.2%
Interest expense, net	10,778	1,688	9,090	538.5%
Management fee to affiliate	5,034	1,082	3,952	365.2%
Total Expenses	111,378	25,857	85,521	330.7%

Other gain (loss), net	$11	$(82)	$93	113.4%

Loss from continuing operations before income tax	$(26,100)	$(7,913)	$(18,187)	(229.8%)

N.M. - Not meaningful

Rental Income

Rental income increased by $57.8 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the acquisitions of senior housing properties since July 2012.

Care and ancillary income

Care and ancillary income increased by $9.4 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the acquisitions of senior housing properties since July 2012.

Property operating expenses

Property and operating expenses increased by $41.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the acquisitions of senior housing properties since July 2012.

General and administrative expense

General and administrative expense increased by $10.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the acquisitions of senior housing properties since July 2012.

Depreciation and amortization

Depreciation and amortization increased by $21.1 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the acquisitions of senior housing properties since July 2012.

Interest expense, net

Interest expense, net increased by $9.1 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the acquisitions of senior housing properties since July 2012.

Management fee to affiliate

Management fee to affiliate increased by $4.0 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the acquisitions of senior housing properties since July 2012.

Golf Segment

We completed the acquisition of our golf investment on December 30, 2013 and therefore our golf segment had no impact on our results of operations for the year ended December 30, 2013. In subsequent periods, revenues from our golf segment will be composed mainly of revenues from daily green fees, golf cart rentals and food, beverage and merchandise sales for our public courses, and initiation fees, membership dues, guest fees, and food, beverage and merchandise sales for our private courses. We expect operating expenses to primarily consist of labor expenses, food and beverage costs, golf course maintenance costs and general and administrative costs.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, capital expenditures, hedging activity, potential margin calls and operating expenses. In addition, we anticipate cash requirements with respect to incremental investments, including (but not limited to) senior housing properties. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior housing properties, Media business (which we spun-off in February 2014) and Golf business debt, (ii) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (iii) the net cash flow from our non-CDO debt investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iv) operating expenses (primarily management fees, operating expenses, professional fees, insurance and taxes), less (v) interest on the junior subordinated notes payable and debt related to our senior housing, Media and Golf Segments, and less (vi) preferred dividends.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of February 21, 2014 are set forth below:

•	Unrestricted Cash Available to Invest After Commitments – We are currently fully invested after commitments;
•	Margin Exposure and Recourse Financings – We have margin exposure on a $60.6 million repurchase agreement related to the financing of our purchase from a third party financial institution of certain repackaged Newcastle CDO VIII debt (treated as linked transactions), a $25.1 million repurchase agreement related to the financing of residential mortgage loans, and a $46.2 million repurchase agreement related to the financing of Newcastle CDO IX Class A-2 notes.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	February 21, 2014	December 31, 2013	December 31, 2012
CDO Securities	$46,200	$15,094	$1,415
Non-Agency RMBS	—	—	150,922
Residential Mortgage Loans	25,056	25,119	—
Linked transactions	60,561	60,646	—
Non-FNMA/FHLMC recourse financings	131,817	100,859	152,337
FNMA/FHLMC securities(1)	—	516,134	772,855
Total recourse financings	$131,817	$616,993	$925,192
(1)	In January 2014, we sold $503.0 million face of remaining FNMA/FHLMC securities and repaid $516.1 million of associated repurchase agreements.

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

•	Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial

•	performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Our business strategy is dependent upon our ability to finance our investments at rates that provide a positive net spread.
•	Impact of Rating Downgrades on CDO Cash Flows – Ratings downgrades of assets in our CDOs can negatively impact compliance with the CDOs’ over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed to be reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the assumed principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of assets would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows, or, in certain cases, in the potential removal of Newcastle as collateral manager of the affected CDO. See “– Debt Obligations” below for a summary of assets on negative watch for possible downgrade in our CDOs.
•	Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Investment Portfolio

Our investment portfolio as of December 31, 2013 is described in Part I, Item 1, “Business – Investment Portfolio.”

Debt Obligations

Our debt obligations, as summarized in Note 14 to Part II, Item 8, “Financial Statements and Supplementary Data,” existing at December 31, 2013 (gross of $13.5 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
2014	$13,593	$560,659	$574,252
2015	16,537	5,813	22,350
2016	41,083	9,625	50,708
2017	73,297	162,529	235,826
2018	142,789	103,219	246,008
Thereafter	2,034,346	50,000	2,084,346
Total	$2,321,645	$891,845	$3,213,490

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

The financing of certain of our senior housing properties, our Media business (which we spun-off in February 2014), and our Golf business as well as our other non-CDO debt obligations, contain various customary loan covenants, in some cases including a minimum fixed charge coverage ratio, maximum leverage ratio, minimum EBITDA amount, debt service coverage ratio, debt yield and/or minimum net worth requirement. We were in compliance with all of the covenants in these financings as of December 31, 2013. In addition, as of December 31, 2013, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and our investments in certain senior notes issued by Newcastle CDO VIII, CDO IX and Residential Mortgage Loans. All of the repurchase agreements have full recourse to Newcastle.

		Three Months Ended December 31, 2013			Year Ended December 31, 2013
	Outstanding Balance at December 31, 2013	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$516,134	$489,862	$547,366	0.37%	$632,669	$1,351,728	0.41%
CDO Securities	15,094	15,054	15,094	1.82%	4,619	15,094	1.82%
Non-Agency RMBS	—	—	—	N/A	71,311	302,033	2.18%
Linked Transactions	60,646	60,064	60,646	1.67%	31,240	60,646	1.68%
Residential Mortgage Loans	25,119	13,359	25,119	2.17%	3,367	25,119	2.17%

The non-Agency RMBS repurchase agreements were transferred to New Residential as part of the distribution on May 15, 2013. The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC securities, CDO IX Class A-2, linked transactions, and Residential Mortgage Loans repurchase agreements were 5%, 30%, 42% and 20%, respectively, during the year ended December 31, 2013. In January 2014, we sold $503.0 million face amount of the remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid all $516.1 million of repurchase agreements.

Subprime Securitization

In March 2006, we acquired a portfolio of subprime mortgage loans (“Subprime Portfolio I”) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (“Securitization Trust 2006”) closed on a securitization of Subprime Portfolio I. We do not consolidate Securitization Trust 2006. We sold Subprime Portfolio I to Securitization Trust 2006, which issued $1.45 billion of notes with a stated maturity of March 2036. We, as holder of the equity of Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by us, were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio I: (i) the equity of Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic if we do not exercise the option, meaning that it has no impact on us). As of December 31, 2013, the equity was valued at zero and the retained notes had a carrying value of $2.5 million.

In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans (“Subprime Portfolio II”) with up to $1.7 billion of unpaid principal balance. In July 2007, Newcastle Mortgage Securities Trust 2007-1 (“Securitization Trust 2007”) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007, which issued $1.0 billion of notes with a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic, meaning that if we do not exercise the option it has no impact on us). As of December 31, 2013, the equity and retained notes had a zero carrying value.

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

Subordinated Notes Payable

The following table presents certain information regarding the junior subordinated notes (dollars in thousands).

Outstanding face amount	$51,004
Weighted average coupon	7.57%	(A)
Maturity	April 2035

Collateral	General credit of Newcastle

(A)       LIBOR + 2.25% after April 2016

Non-recourse Manufactured Housing Loan Financing

On April 15, 2010, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio I. The securitization transaction is accounted for as a secured borrowing. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as loans held for investment at securitization, and records the notes issued to third parties as a secured borrowing.

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

Non-Recourse Senior Housing Financing

The following table summarizes our senior housing financing as of December 31, 2013 (dollars in thousands):

	Non-recourse Financing	Weighted Average Coupon	Maturity Date
Managed Properties
Fixed Rate	$158,894	3.93%	August 2018 - March 2020
Floating Rate	198,584	4.60%	August 2016 - December 2018
Triple Net Lease Properties
Fixed Rate	719,350	4.15%	January 2021 - January 2024

Media Business Credit Facilities

Prior to the February 13, 2014 spin-off, we had an aggregate amount of $208.0 million in secured term and revolving loans related to the financing of the Media business, of which $25.0 million in revolving loans were undrawn. We had a $33.0 million secured term loan secured by all of the assets of Local Media Group. At Local Media Group, we also had a revolving credit facility with $10.0 million of additional available funding which was undrawn. This facility matures in September 2018 and has a weighted average interest rate of 7.50%. We also had $125.0 million of secured term loans secured by all of the assets of GateHouse and a revolving credit facility with $40.0 million of additional available funding of which $15.0 million was undrawn. The GateHouse facilities mature from November 2018 through November 2019 and have a weighted average interest rate of 8.02%.

Golf Credit Facilities

As of result of the restructuring of our Golf investment, we have approximately $152.5 million in loans that mature in December 2017 (excluding a 12-month extension) related to our Golf business, that have a weighted average interest rate of 5.19%.

Non-recourse CDO Financing

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts are as of December 31, 2013 unless otherwise noted. For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet (in thousands).

	CDO VI			CDO VIII			CDO IX
Balance Sheet:
Assets Face Amount		$166,452			$569,064			$540,819
Assets Fair Value		123,478			444,823			430,375

Issued Debt Face Amount (1)		188,147			336,233			236,735
Derivative Net Liabilities Fair Value		7,423			6,117			—

Cash Receipts:
Quarterly net cash receipts (2)		$78			$3,647			$6,493

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$100,498	$80,089	BB-	$127,751	$120,542	BB	$80,701	$82,857	BB
REIT Debt	29,200	31,186	BB+	—	—	—	—	—	—
ABS	36,754	12,203	CC	65,452	58,503	B+	2,650	2,718	A
Bank Loans	—	—		160,860	117,349	C	141,400	107,609	D
Mezzanine Loans / B-Notes / Whole Loans	—	—	—	153,501	125,112	CCC	225,457	179,890	CC
CDO	—	—	—	61,500	23,317	D	67,529	43,797	CCC+
Residential Loans	—	—	—	—	—		3,774	3,524	NR
Other Investments	—	—	—	—	—		19,308	9,980	—
Cash for Reinvestment	—	—	—	—	—		—	—	—
Total	$166,452	$123,478	B+	$569,064	$444,823	CCC	$540,819	$430,375	CCC-
Collateral on Negative Watch (4)	$—			$—			$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Dec-2013 remittance Cushion (Deficit) ($)		$(175,312)			$78,385			$148,426
As of Feb-2014 remittance Cushion (Deficit) ($)		(174,256)			82,613			154,672
Interest Coverage (6):
As of Dec-2013 remittance Cushion (Deficit) (%)		(189.2%)			112.5%			301.5%
As of Feb-2014 remittance Cushion (Deficit) (%)		(287.0%)			141.9%			350.3%
CDO Overview:
Effective		Aug-05			Mar-07			Jul-07
Reinvestment Period End (7)		Passed			Passed			Passed
Optional Call (8)		Passed			Passed			Passed
Auction Call (9)		Apr-15			Nov-16			May-17
WA Debt Spread (bps) (10)		50			66			96

See footnotes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.
(2)	Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended December 31, 2013. Cash receipts for this period included $0.7 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $4.9 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.
(3)	Collateral composition includes CDO bonds of $ 121.5 million and other bonds and notes payable of $20.5 million issued by Newcastle, bank loans of $45.7 million, collateralized by Newcastle real estate properties and a third party CDO security, and $67.7 million of mezzanine loans, which are eliminated in consolidation. The fair value of these CDO bonds, other bonds and notes payable, bank loans and mezzanine loans was $60.3 million, $19.2 million, $44.0 million and $29.4 million at December 31, 2013, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.
(4)	Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P, or Fitch) as of the determination date in December 2013 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio disclosure.
(5)	Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before December 31, 2013 or February 25, 2014, as applicable, and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the December 2013 remittance date we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part I, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows”.
(6)	Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flow would be redirected. We generally do not receive material cash flow from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.
(7)	Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.
(8)	At the option call date, Newcastle, as the equity holder, has the right to payoff the CDO bonds at their related redemption price.
(9)	At the auction call date, there is a mandatory auction of the assets pursuant to which the collateral manager will solicit bids for the CDO assets. If the aggregate amounts of the bids are sufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will be sold and the CDO bonds will be redeemed. However, if the aggregate amount of the bids is insufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will not be sold and the redemption of CDO bonds will not occur.
(10)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that Newcastle pays on its debt.
84

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of December 31, 2013 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO VI
Class I-MM	$323,000	$96,129	$—	$10,974	$107,103	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR +	0.40%
Class II	33,000	23,803	—	10,349	34,152	LIBOR +	0.50%
Class III-FL	15,000	5,264	—	10,528	15,792	LIBOR +	0.80%
Class III-FX	5,000	—	—	6,573	6,573		5.67%
Class IV-FL	9,600	660	—	9,902	10,562	LIBOR +	1.70%
Class IV-FX	2,400	3,291	—	—	3,291		6.55%
Class V	21,000	—	—	30,595	30,595		7.81%
Preferred	32,000	—	—	32,000	32,000		N/A
	$500,000	$188,147	$—	$110,921	$299,068

CDO VIII
Class I-A	$462,500	$169,457	$—	$11,406	$180,863	LIBOR +	0.28%
Class I-AR	60,000	23,463	—	—	23,463	LIBOR +	0.34%
Class I-B	38,000	—	—	38,000	38,000	LIBOR +	0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR +	0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	11,500	17,000	28,500		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A
	$950,000	$264,733	$71,500	$215,406	$551,639

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX
Class A-1	$379,500	$111,140	$—	$—	$111,140	LIBOR +	0.26%
Class A-2	115,500	40,500	—	75,000	115,500	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A
	$825,000	$186,765	$50,000	$255,350	$492,115

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.
(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.
(3)	Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

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

During 2013, we repurchased $35.9 million face amount of CDO bonds and notes payable for $31.3 million and recorded a gain of $4.6 million. During 2012, we repurchased $39.3 million face amount of CDO bonds and notes payable for $15.1 million and recorded a gain of $24.1 million. During 2011, we repurchased $171.8 million face amount of CDO bonds and notes payable for $105.2 million and recorded a gain of $66.1 million.

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

The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices (1)(2)	Net Proceeds (millions)
Formation - 2010	62,027,184
2011	43,153,825	$4.55 - $6.00	$210.9
2012	67,344,636	$6.22 - $6.71	$434.9
2013	178,927,850	$4.97 - $10.48	$1,262.6
December 31, 2013	351,453,495

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.
(2)	On May 15, 2013, we completed the spin-off of New Residential. The May 15, 2013 closing price of our common stock on the NYSE was $12.33. On May 16, 2013, the opening price of our common stock was $5.79.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share (1)
June 30, 2011	July 2011	$0.10
September 30, 2011	October 2011	$0.15
December 31, 2011	January 2012	$0.15
March 31, 2012	April 2012	$0.20
June 30, 2012	July 2012	$0.20
September 30, 2012	October 2012	$0.22
December 31, 2012	January 2013	$0.22
March 31, 2013	April 2013	$0.22
June 30, 2013	July 2013	$0.17
September 30, 2013	October 2013	$0.10
December 31, 2013	January 2014	$0.10

(1)	On May 15, 2013, we completed the spin-off of New Residential through a distribution of shares valued at $6.89 per share.

Prior to the spin-off, Newcastle had issued options to the Manager in connection with capital raising activities. In connection with the spin-off, 21.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The strike price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the strike price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

Newcastle’s outstanding options at December 31, 2013 consisted of the following:

	Number of Options	Strike Price	Expiration Date
	328,350	$11.74	1/9/2014
	343,275	11.49	5/25/2014
	162,500	14.05	11/22/2014
	330,000	13.24	1/12/2015
	2,000	13.83	8/1/2015
	170,000	13.16	11/1/2016
	242,000	14.01	1/23/2017
	456,000	12.40	4/11/2017
	1,580,166	2.72	3/29/2021
	2,424,833	2.07	9/27/2021
	2,000	2.28	12/20/2021
	1,867,167	2.82	4/3/2022
	2,265,000	3.05	5/21/2022
	2,499,167	3.04	7/31/2022
	5,750,000	4.24	1/11/2023
	2,300,000	4.75	2/15/2023
	4,025,000	4.97	6/17/2023
	5,795,095	5.25	11/22/2023
Total W/A	30,542,553	$4.60

Upon exercise, these options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.

Through December 31, 2013, Fortress had assigned, for no value, outstanding options relating to approximately 3.0 million shares of our common stock to certain of Fortress’s employees.

As of December 31, 2013, our outstanding options issued prior to 2011 had a weighted average strike price of $12.66 and our outstanding options issued in 2011 and thereafter had a weighted average strike price of $4.03. Our options outstanding were summarized as follows:

	December 31, 2013			December 31, 2012
	Issue Prior to 2011	Issued in 2011 and thereafter	Total	Issue Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	1,496,555	25,996,428	27,492,983	1,751,172	7,934,166	9,685,338
Issued to the Manager and subsequently transferred to certain Manager’s employees	535,570	2,510,000	3,045,570	701,937	3,010,000	3,711,937
Issued to the independent directors	2,000	2,000	4,000	10,000	2,000	12,000
Total	2,034,125	28,508,428	30,542,553	2,463,109	10,946,166	13,409,275

In April 2012, we issued 18,975,000 shares of our common stock in a public offering at a price to the public of $6.22 per share for net proceeds of approximately $115.2 million. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 1,897,500 shares of our common stock at the public offering price, which were valued at approximately $5.6 million as of the grant date.

In May 2012, we issued 23,000,000 shares of our common stock in a public offering at a price to the public of $6.71 per share for net proceeds of approximately $152.0 million. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2,300,000 shares of our common stock at the public offering price, which had a fair value of approximately $7.6 million as of the grant date.

In July 2012, we issued 25,300,000 shares of our common stock in a public offering at a price to the underwriters of $6.63 per share for net proceeds of approximately $167.4 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 450,000 shares at a price of $6.70 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2,530,000 shares of our common stock at a price of $6.70, which were valued at approximately $8.3 million.

In January 2013, we issued 57,500,000 shares of our common stock in a public offering at a price to the public of $9.35 per share for net proceeds of approximately $526.2 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 213,900 shares at a price of $9.35 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 5,750,000 shares of our common stock at a price of $9.35, which had a fair value of approximately $18.0 million as of the grant date.

In February 2013, we issued 23,000,000 shares of our common stock in a public offering at a price to the underwriters of $10.34 per share for net proceeds of approximately $237.4 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 191,000 shares at a price of $10.48 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 2,300,000 shares of our common stock at a price of $10.48, which had a fair value of approximately $8.4 million as of the grant date.

In June 2013, we issued 40,250,000 shares of our common stock in a public offering at a price to the underwriters of $4.92 per share for net proceeds of approximately $197.6 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 750,000 shares at a price of $4.97 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 4,025,000 shares of our common stock at a price of $4.97, which had a fair value of approximately $3.8 million as of the grant date.

In November 2013, we issued 57,950,952 shares of our common stock in a public offering at a price to the underwriters of $5.21 per share for net proceeds of approximately $301.4 million. Certain principals of Fortress participated in this offering and purchased an aggregate of 450,952 shares at a price of $5.25 per share. For the purpose of compensating the Manager for its successful efforts in raising capital for us, in connection with this offering, we granted options to the Manager relating to 5,795,095 shares of our common stock at a price of $5.25, which had a fair value of approximately $6.0 million as of the grant date.

As of December 31, 2013, approximately 6.4 million shares of our common stock were held by Fortress, through its affiliates, and its principals.

Preferred Stock

In 2003, we issued 2.5 million shares ($62.5 million face amount), of 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In 2005, we issued 1.6 million shares ($40.0 million face amount) of 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In 2007, we issued 2.0 million shares ($50.0 million face amount) of 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred”). The Series B Preferred, Series C Preferred and Series D Preferred have a $25 liquidation preference, no maturity date and no mandatory redemption. We have the option to redeem the Series B Preferred, the Series C Preferred and the Series D Preferred, at their liquidation preference. If the Series C Preferred and Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and we are not subject to the reporting requirements of the Exchange Act, we have the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their liquidation preference and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

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

All accrued dividends on our preferred stock have been paid through January 31, 2014.

Noncontrolling Interest

Noncontrolling interest represents the equity interest in consolidated subsidiaries not owned by Newcastle. Noncontrolling interest is reported as a component of equity. In addition, changes in Newcastle’s ownership interest while Newcastle retains its controlling interest are accounted for as equity transactions, and, upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings.

Newcastle’s noncontrolling interest is primarily comprised of the 15.4% of New Media and its subsidiaries, Local Media Group and GateHouse, that Newcastle does not own.

Accumulated Other Comprehensive Income (Loss)

During the year ended December 31, 2013, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains/ Losses on Cash Flow Hedges	Gains / Losses on Securities	Other	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2012	$(12,024)	$82,788	$—	$70,764
Net unrealized gain on securities	—	45,128	—	45,128
Reclassification of net realized (gain) loss on securities into earnings	—	(995)	—	(995)
Spin-off of New Residential	—	(44,513)	—	(44,513)
Net unrecognized gain and prior service cost	—	—	458	458
Net unrealized gain on derivatives designated as cash flow hedges	5,933	—	—	5,933
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	99	—	—	99
Accumulated other comprehensive income (loss), December 31, 2013	$(5,992)	$82,408	$458	$76,874

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the year ended December 31, 2013 in accumulative other comprehensive income primarily as a result of the spin-off of New Residential, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges decreased for the year ended December 31, 2013, primarily as a result of swap interest payments.

See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities increased from $97.3 million for the year ended December 31, 2012 to $106.2 million for the year ended December 31, 2013. It increased from $57.0 million for the year ended December 31, 2011 to $97.3 million for the year ended December 31, 2012. These changes resulted primarily from the factors described below:

2013 compared to 2012

•	Net operating cash generated from the senior housing properties including triple net lease properties increased approximately $52.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the increase in the number of senior housing properties in 2013. This includes the receipt of tenant security deposits, of $43.3 million.

•	Net operating cash of approximately $10.5 million in the Media business following the restructuring of the Media investments.

•	Net cash receipts from our investments in other real estate securities and loans increased approximately $10.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to higher investments in FNMA/FHLMC securities and higher investments in real estate related loans.

•	Net cash receipts from our CDOs decreased approximately $24.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the deconsolidation of CDO X in September 2012, and lower receipts from CDO VIII and IX as a result of paydowns in 2013. This was offset by increased interest receipts in our retained CDO IV bonds.

•	Net cash receipts from our manufactured housing loan portfolios decreased approximately $2.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to paydowns.

•	Cash receipts from excess mortgage servicing income decreased approximately $16.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the spin-off of New Residential on May 15, 2013.

•	Management fees paid increased approximately $6.8 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013.

•	General and administrative expenses paid increased approximately $14.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to higher fees paid in connection with the acquisitions of Excess MSRs, senior housing properties and other corporate activities.

2012 compared to 2011

•	Net cash receipts from our CDOs increased approximately $18.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to (i) increased interest receipts as a result of increased reinvestments in securities and loans using restricted cash held in CDOs VIII, IX and X, (ii) decreased interest payments on our CDO debt as a result of repurchases of CDO debt, (iii) decreased interest payments on our interest rate swap agreements which had declining notional balances and (iv) decreased redirection of interest receipts for reinvestment or CDO paydown (which in turn increased our net cash receipts from our CDOs) due to the reduction of defaulted assets

•	through sales. The net increases in (i) to (iv) above were partially offset by decreases in interest receipts in CDOs IV and VI as a result of the deleveraging of these CDOs.

•	Net cash receipts from our manufactured housing loan portfolios decreased approximately $1.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to paydowns.

•	Receipts of excess mortgage servicing income increased approximately $32.7 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to the acquisition of Excess MSR investments since December 2011.

•	Received net operating cash from our senior housing portfolio of approximately $3.7 million for the year ended December 31, 2012 since we began investing in senior housing properties as of July 2012.

•	Net cash receipts from our investments in real estate securities increased approximately $5.5 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to (i) higher investments in FNMA/FHLMC securities and non-Agency RMBS and (ii) delinquent interest received on certain securities.

•	Management fees paid increased approximately $5.3 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to (i) an increase in gross equity as a result of our public offerings of common stock in April 2012, May 2012 and July 2012 and (ii) the payment of property management fees for the senior housing portfolios acquired since July 2012.

•	General and administrative expenses paid increased approximately $12.9 million for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to higher professional fees paid in connection with the potential separation transaction, the acquisitions of Excess MSRs and senior housing properties, and other corporate activities.

Investing Activities

Investing activities used $2.9 billion, $1.1 billion and $0.2 billion during the years ended December 31, 2013, 2012 and 2011, respectively. Uses of cash flows from investing activities consisted primarily of the investments made in senior housing properties, real estate securities, loans, Excess MSRs, the restructuring of the Media business and the Golf business, and the contributions made to equity method investees. Proceeds from cash flows from investing activities consisted primarily of proceeds from the sale, repayment, and settlement of investments along with distributions from equity method investees.

Financing Activities

Financing activities provided $2.7 billion, $1.1 billion and $0.3 billion during the years December 31, 2013, 2012 and 2011, respectively. The public offerings of common stock, borrowings under repurchase agreements and under mortgage notes payable and return of margin deposits under repurchase agreements served as the primary sources of cash flow from financing activities. Uses of cash flow from financing activities included the repayment of repurchase agreements, the contribution of cash to New Residential upon the spin-off, the payment of deferred financing costs, the payment of common and preferred dividends, and the payment of costs related to the common stock offerings.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

In each case, our exposure to loss is limited to the carrying value of our investment.

Contractual Obligations

As of December 31, 2013, we had the following material contractual obligations (payments in thousands):

Contract	Terms
CDO Bonds Payable	Described under Note 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Other Bonds and Notes Payable	Described under Note 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Repurchase Agreements	Described under Note 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Mortgage Notes Payable	Described under Note 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Credit Facilities, Media and Golf	Described under Note 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Junior Subordinated Notes Payable	Described under Note 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Derivative Liabilities	Described under Note 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Management Agreement	Our Manager is paid an annual management fee of 1.5% of our gross equity, as defined, an expense reimbursement, and incentive compensation equal to 25% of our adjusted net income available for common stockholders above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 17 to Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of not meeting the incentive compensation threshold, the incentive compensation to the Manager has been discontinued for an indeterminate period of time.

Property Management Agreements	We entered into property management agreements with Holiday and with Blue Harbor to manage newly acquired senior housing properties. For more information on these management agreements see Note 17 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Loan Servicing Agreements	We are a party to servicing agreements with respect to our residential mortgage loans, including manufactured housing loans and subprime mortgage loans. We pay annual servicing fees generally equal to 0.375% of the outstanding face amount of the residential mortgage loans, and 1.00% of the outstanding face amount of each of the two portfolios of manufactured housing loans. We also pay an incentive fee for one of the portfolios of manufactured housing loans if the performance of the loans meets certain thresholds.

Trustee Agreements	We have entered into trustee agreements in connection with our securitized investments, primarily our CDOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CDO bonds under these agreements.
92

	Fixed and Determinable Payments Due by Period
Contract	2014		2015-2016		2017-2018		Thereafter		Total

CDO bonds payable (1)	$4,198		$8,395		$8,395		$675,650		$696,638
Other bonds and notes payable (1)	7,891		15,782		15,782		373,594		413,049
Repurchase agreements (2)	556,347		—		—		—		556,347
Mortgage notes payable (1)	57,537		147,945		297,229		904,145		1,406,856
Credit facilities, media and golf (1)	26,464		58,619		298,284		53,890		437,257
Financing of subprime mortgage loans subject to future repurchase (3)	N/A		N/A		N/A		N/A		N/A
Junior subordinated notes payable (1)	3,863		6,304		3,460		80,991		94,618
Interest rate swaps, treated as hedges (4)	—		6,203		—		—		6,203
Non-hedge derivative obligations (5)	7,592		—		—		—		7,592
Management agreement (6)	33,673		67,346		67,346		841,824		1,010,189
Operating lease obligations (7)	46,288		82,152		63,595		244,628		436,663
Membership deposit liability (8)	7,314		177		1,673		225,839		235,003
Pension benefit payments (9)		*		*		*		*		*
Property management agreements		*		*		*		*		*
Loan servicing agreements		*		*		*		*		*
Trustee agreements		*		*		*		*		*
Total	$751,167		$392,923		$755,764		$3,400,561		$5,300,415

* These contracts do not have fixed and determinable payments.
(1)	Includes interest based on rates existing at December 31, 2013 and assuming no prepayments. Obligations that are repayable prior to maturity at the option of Newcastle are reflected at their contractual maturity dates.
(2)	Repurchase agreements, which have not been term financed, and mature within one year of our financial statement date, are included in this table assuming no interest.
(3)	These obligations represent the related financing on the loans which are subject to future repurchase by Newcastle and are offset by the amount of such loans. See Note 7 to Part II, Item 8, “Financial Statements and Supplementary Data”.
(4)	These agreements are held within our non-recourse financing structures. The amounts reflected assume that these agreements are terminated at their December 31, 2013 fair value and paid at the contractual maturity of the related interest rate swap agreements.
(5)	The amounts reflected assume that these agreements are terminated at their December 31, 2013 fair value on January 1, 2014.
(6)	Amounts reflect base management fees for the next 30 years assuming no change in gross equity, as defined, from December 31, 2013.
(7)	Includes office space and equipment leases for our media business and leases of golf courses and related facilities. Excludes escalation charges which per our lease agreements are not fixed and determinable payments.
(8)	This obligation represents refundable membership initiation deposits due generally 30 years after the date of acceptance of a member.
(9)	The periods in which these obligations will be settled in cash are not readily determinable and are subject to numerous future events or assumptions. We estimate cash requirements for these obligations in 2014 totaling approximately $1.9 million.

Inflation

For our assets and liabilities that are financial in nature, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure” below.

Core Earnings

Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its real estate, media and golf investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above and adjusting the consumer loans portfolio accounting to a level yield methodology. It also excludes depreciation and amortization charges and acquisition and spin-off related expenses. Core earnings is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from Core earnings of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders. Newcastle changed its definition of Core earnings to exclude acquisition and spin-off related expenses in the third quarter of 2013. The calculation of Core earnings has been retroactively adjusted for all periods presented.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flow provided by operations and net income, see “ – Liquidity and Capital Resources” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited.

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Year Ended December 31,

	2013	2012	2011
Income applicable to common stockholders	$145,833	$428,530	$298,939
Add (deduct):
Impairment (reversal)	(19,769)	(5,664)	1,110
Other income	(35,401)	(262,294)	(180,495)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations	(6,429)	(17,421)	(428)
Depreciation and amortization (A)	33,093	6,975	12
Acquisition and spin-off related expenses	23,576	13,091	1,031
Core earnings	$140,903	$163,217	$120,169

(A)	Includes $2.7 million of depreciation and amortization expense in equity method investments for the year ended December 31, 2013.

Pro forma core earnings reflect our core earnings as adjusted to give effect to the New Residential spin-off transaction (see Note 4) as if it had taken place on January 1, 2013.

Year Ended December 31, 2013
Pro forma income (loss) from continuing operations after preferred dividends and controlling interest (Note 22)	$110,612
Add (Deduct):
Impairment (reversal)	(23,525)
Other (income) loss	(35,343)
Depreciation and amortization (A)	33,093
Acquisition and spin-off related expenses	23,576
Pro forma core earnings	$108,413

(A)	Includes $2.7 million of depreciation and amortization expenses in equity method investments for the year ended December 31, 2013.
94

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

Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. See further disclosure regarding Agency ARM RMBS under Part I, Item 1, “Business - Investment Portfolio – Debt Investments Agency ARM RMBS (FNMA/FHLMC Securities)” for information about the reset terms and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Update on Liquidity, Capital Resources and Capital Obligations” for information on related debt.

As of December 31, 2013, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $1.7 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

Second, changes in the level of interest rates also affect the yields required by the marketplace on debt. Increasing interest rates would decrease the value of the fixed rate assets we hold at the time because higher required yields result in lower prices on existing fixed rate assets in order to adjust their yield upward to meet the market.

Changes in unrealized gains or losses resulting from changes in market interest rates do not directly affect our cash flows, or our ability to pay a dividend, as the related assets are expected to be held, as their fair value is not relevant to their underlying cash flows. Our assets are largely financed to maturity through long term CDO financings that are not redeemable as a result of book value changes. As long as these fixed rate assets continue to perform as expected, our cash flows from these assets would not be affected by increasing interest rates. Changes in unrealized gains or losses would impact our ability to realize gains on existing investments if they were sold. Furthermore, with respect to changes in unrealized gains or losses on investments which are carried at fair value, changes in unrealized gains or losses would impact our net book value and, in the cases of impaired assets and non-hedge derivatives, our net income.

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short term financing were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such securities.

As of December 31, 2013, a 100 basis point change in short term interest rates would impact our net book value by approximately $10.6 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of December 31, 2013, a 25 basis point movement in credit spreads would impact our net book value by approximately $6.0 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

In addition, we may derive a significant portion of our revenues by leasing senior housing properties under triple net leases in which the rental payments are fixed with scheduled periodic increases that are either fixed or based on the Consumer Price Index with caps and floors. We also earn revenue from senior housing properties managed by third parties. For these properties, rental rates may fluctuate due to lease rollovers and renewals and economic or market conditions.

To the extent that the Holiday Portfolio accounts for a significant portion of our total senior housing revenues and net operating income, such concentration would create credit risk. We could be adversely affected if the Master Tenants become unable or unwilling to satisfy their obligations to us. There is no assurance that the Master Tenants or the related guarantor will have sufficient assets, income and access to financing to enable them to satisfy their obligations to us.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 13 to Part II, Item 8, “Financial Statements and Supplementary Data.” For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included therein. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newcastle Investment Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 3, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp. and Subsidiaries

We have audited Newcastle Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Newcastle Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of (1) the consolidated results of the twenty-one senior housing properties acquired during 2013, (2) the consolidated results of New Media Investment Group, Inc. from November 26, 2013 through December 31, 2013, and (3) the consolidated results of the golf business acquired on December 30, 2013 through December 31, 2013, which are included in the 2013 consolidated financial statements of Newcastle Investment Corp. and Subsidiaries and constituted approximately $1,434,427,000 and $542,217,000 of total and net assets, respectively, as of December 31, 2013 and approximately $90,853,000 and $7,000 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Newcastle Investment Corp. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of (1) the consolidated results of the twenty-one senior housing properties acquired during 2013, (2) the consolidated results of New Media Investment Group, Inc. from November 26, 2013 through December 31, 2013, and (3) the consolidated results of the golf business acquired on December 30, 2013 through December 31, 2013.

In our opinion, Newcastle Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013 of Newcastle Investment Corp. and Subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 3, 2014

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2013	2012
Assets
Real estate securities, available-for-sale - Note 6	$984,263	$1,691,575
Real estate related and other loans, held-for-sale, net - Note 7	437,530	843,132
Residential mortgage loans, held-for-investment, net - Note 7	255,450	292,461
Residential mortgage loans, held-for-sale, net - Note 7	2,185	2,471
Subprime mortgage loans subject to call option - Note 7	406,217	405,814
Investments in senior housing real estate, net of accumulated depreciation - Note 9	1,362,900	162,801
Investments in other real estate, net of accumulated depreciation - Note 10	266,170	6,672
Property, plant and equipment, net of accumulated depreciation - Note 11	270,188	—
Intangibles, net of accumulated amortization - Note 12	345,125	19,086
Goodwill - Note 12	126,686	—
Other investments	25,468	24,907
Cash and cash equivalents	105,944	231,898
Restricted cash	12,366	2,064
Receivables and other assets	252,071	17,362
Assets of discontinued operations	—	245,069
Total Assets	$4,852,563	$3,945,312

Liabilities and Equity
Liabilities
CDO bonds payable - Note 14	$544,525	$1,091,354
Other bonds and notes payable - Note 14	230,279	183,390
Repurchase agreements - Note 14	556,347	929,435
Mortgage notes payable - Note 14	1,076,828	120,525
Credit facilities, media and golf - Note 14	334,514	—
Financing of subprime mortgage loans subject to call option - Note 7	406,217	405,814
Junior subordinated notes payable - Note 14	51,237	51,243
Dividends payable	36,075	38,884
Accounts payable, accrued expenses and other liabilities	390,417	51,127
Liabilities of discontinued operations	—	480
Total Liabilities	$3,626,439	$2,872,252

Commitments and contingencies - Notes 16, 17 and 18

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2013 and 2012	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 and 500,000,000 shares authorized, 351,453,495 and 172,525,645 shares issued and outstanding at December 31, 2013 and 2012, respectively	3,515	1,725
Additional paid-in capital	2,970,786	1,710,083
Accumulated deficit	(1,947,913)	(771,095)
Accumulated other comprehensive income - Note 2	76,874	70,764
Total Newcastle Stockholders’ Equity	1,164,845	1,073,060
Noncontrolling interests	61,279	—
Total Equity	$1,226,124	$1,073,060

Total Liabilities and Equity	$4,852,563	$3,945,312

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

	December 31,
	2013	2012

Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$426,695	$567,685
Real estate related and other loans, held-for-sale, net	437,530	813,301
Residential mortgage loans, held-for-investment, net	223,628	292,461
Subprime mortgage loans subject to call option	406,217	405,814
Investments in other real estate, net of accumulated depreciation	6,597	6,672
Other investments	19,308	18,883
Restricted cash	2,377	2,064
Receivables and other assets	3,727	7,535
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$1,526,079	$2,114,415

The following table presents certain liabilities of consolidated VIEs, which are included in the consolidated balance sheets above. The liabilities in the table below include third-party liabilities of consolidated VIEs due to third parties only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Newcastle.

	December 31,
	2013	2012
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$544,525	$1,091,354
Other bonds and notes payable	230,279	183,390
Repurchase agreements	—	4,244
Financing of subprime mortgage loans subject to call option	406,217	405,814
Derivative liabilities	13,795	31,576
Accounts payable, accrued expenses and other liabilities	6,766	8,365
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$1,201,582	$1,724,743

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(dollars in thousands, except share data)

	Year Ended December 31,

	2013	2012	2011
Interest income	$213,715	$282,951	$291,036
Interest expense	90,973	109,924	138,035
Net interest income	122,742	173,027	153,001

Impairment (Reversal)
Valuation allowance (reversal) on loans - Note 7	(25,035)	(24,587)	(15,163)
Other-than-temporary impairment on securities- Note 6	5,222	19,359	12,955
Impairment of long-lived assets	—	—	433
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive (income) loss into net income	44	(436)	2,885
Total impairment (reversal)	(19,769)	(5,664)	1,110
Net interest income (loss) after impairment/reversal	142,511	178,691	151,891

Other Revenues
Rental income	74,936	17,081	1,899
Care and ancillary income - senior housing	12,387	2,994	—
Advertising income - media	38,757	—	—
Circulation income - media	16,649	—	—
Commercial printing and other income - media	6,231	—	—
Total other revenues	148,960	20,075	1,899

Other Income
Gain on settlement of investments, net - Note 2	17,369	232,897	78,181
Gain on extinguishment of debt - Note 14	4,565	24,085	66,110
Equity in earnings of Local Media Group	1,870	—	—
Other income, net - Note 2	13,340	5,312	36,204
Total other income	37,144	262,294	180,495

Expenses
Loan and security servicing expense	3,857	4,260	4,649
Property operating expenses	53,718	12,943	1,110
Media operating expenses	49,092	—	—
General and administrative expense	36,775	17,247	6,267
Management fee to affiliate - Note 17	33,091	24,693	18,289
Depreciation and amortization	30,973	6,975	12
Total expenses	207,506	66,118	30,327
Income from continuing operations before income tax	121,109	394,942	303,958
Income tax expense - Note 19	2,100	—	—
Income from continuing operations	119,009	394,942	303,958
Income from discontinued operations - Note 4	33,332	39,168	561
Net Income	152,341	434,110	304,519
Preferred dividends	(5,580)	(5,580)	(5,580)
Net income attributable to noncontrolling interest	(928)	—	—
Income Applicable To Common Stockholders	$145,833	$428,530	$298,939

Income Per Share of Common Stock
Basic	$0.53	$2.97	$3.65
Diluted	$0.51	$2.94	$3.65

Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest
Basic	0.41	2.70	3.64
Diluted	0.40	2.67	3.64

Income from discontinued operations per share of common stock
Basic	$0.12	$0.27	$0.01
Diluted	$0.11	$0.27	$0.01

Weighted Average Number of Shares of Common Stock Outstanding
Basic	276,881,294	144,146,370	81,983,973
Diluted	283,309,645	145,766,413	81,990,297

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011 (dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$152,341	$434,110	$304,519
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	45,128	136,527	(4,786)
Reclassification of net realized (gain) loss on securities into earnings	(995)	8,727	(60,503)
Net unrealized gain (loss) on derivatives designated as cash flow hedges	5,933	18,807	15,514
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	99	5,303	12,540
Net unrecognized gain and prior service cost	458	—	—
Other comprehensive income (loss)	50,623	169,364	(37,235)
Other comprehensive income attributable to noncontrolling interest	(928)	—	—

Total comprehensive income	$202,036	$603,474	$267,284

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011 (dollars in thousands, except share data)

	Newcastle Stockholders
							Accumulated Other Comp. Income (Loss)		Total Equity (Deficit)
					Additional Paid in Capital
	Preferred Stock		Common Stock			Accumulated Deficit		Noncontrolling Interests
	Shares	Amount	Shares	Amount
Equity (deficit) - December 31, 2010	2,463,321	$61,583	62,027,184	$620	$1,065,377	$(1,328,987)	$(46,178)	$—	(247,585)
Dividends declared	—	—	—	—	—	(48,784)	—	—	(48,784)
Issuance of common stock	—	—	43,153,825	432	210,415	—	—	—	210,847
Deconsolidation of CDO V
Unrealized gain on securities	—	—	—	—	—	—	(8,026)	—	(8,026)
Unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	18,353	—	18,353
Net income	—	—	—	—	—	304,519	—	—	304,519
Other comprehensive income (loss)	—	—	—	—	—	—	(37,235)	—	(37,235)
Equity (deficit) - December 31, 2011	2,463,321	$61,583	105,181,009	$1,052	$1,275,792	$(1,073,252)	$(73,086)	$—	$192,089
Dividends declared	—	—	—	—	—	(131,953)	—	—	(131,953)
Issuance of common stock	—	—	67,344,636	673	434,291	—	—	—	434,964
Deconsolidation of CDO X
Unrealized gain on securities	—	—	—	—	—	—	(59,881)	—	(59,881)
Unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	34,367	—	34,367
Net income	—	—	—	—	—	434,110	—	—	434,110
Other comprehensive income	—	—	—	—	—	—	169,364	—	169,364
Equity (deficit) - December 31, 2012	2,463,321	$61,583	172,525,645	$1,725	$1,710,083	$(771,095)	$70,764	$—	$1,073,060
Dividends declared	—	—	—	—	—	(168,761)	—	—	(168,761)
Issuance of common stock	—	—	178,927,850	1,790	1,260,703	—	—	—	1,262,493
Noncontrolling interest recorded upon restructuring of media business	—	—	—	—	—	—	—	60,351	60,351
Spin-off of New Residential	—	—	—	—	—	(1,159,470)	(44,513)	—	(1,203,983)
Net income	—	—	—	—	—	151,413	—	928	152,341
Other comprehensive income	—	—	—	—	—	—	50,623	—	50,623
Equity (deficit) - December 31, 2013	2,463,321	$61,583	351,453,495	$3,515	$2,970,786	$(1,947,913)	$76,874	$61,279	$1,226,124

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$152,341	$434,110	$304,519
Adjustments to reconcile net income (loss) to net cash provided by (used in)
Depreciation and amortization	30,973	7,451	312
Accretion of discount and other amortization	(30,621)	(45,582)	(44,786)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(1,895)	(5,484)	(10,279)
Interest income on investments accrued to principal balance	(26,588)	(22,835)	(19,507)
Interest expense on debt accrued to principal balance	440	437	728
Non-cash directors’ compensation	350	280	149
Reversal of valuation allowance on loans	(25,035)	(24,587)	(15,163)
Other-than-temporary impairment on securities	5,266	18,923	15,840
Impairment of long-lived assets	—	—	433
Change in fair value of investments in excess mortgage servicing rights	(3,894)	(9,023)	(367)
Change in investments in equity method investees in excess mortgage servicing rights	(19,170)	—	—
Equity in earnings of equity method investees	(1,746)	—	—
Distributions of earnings from equity method investees	1,069	—	—
Gain on settlement of investments (net)	(17,369)	(232,897)	(77,310)
Gain on deconsolidation	—	—	(45,072)
Unrealized (gain)/loss on non-hedge derivatives and hedge ineffectiveness	(10,467)	(2,547)	11,572
Gain on extinguishment of debt	(4,565)	(24,085)	(66,110)
Change in:
Restricted cash	8,013	2,223	1,161
Receivables and other assets	(19,077)	(1,702)	(1,342)
Accounts payable, accrued expenses and other liabilities	63,684	3,220	1,226
Payment of deferred interest	(648)	(568)	—
Deferred interest received	5,125	—	1,027
Net cash provided by operating activities	106,186	97,334	57,031
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	114,592	42,835	65,912
Principal repayments from CDO securities	3,405	2,014	10,728
Principal repayments from non-Agency RMBS	25,178	20,729	118
Return of investments in excess mortgage servicing rights	15,803	29,167	760
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	351,268	126,125	82,789
Restructuring of investments in media and golf, net of cash and cash equivalents assumed	(60,654)	—	—
Purchase of real estate securities	(1,307,862)	(989,709)	(333,895)
Purchase of securities accounted for as linked transactions	(103,140)	—	—
Purchase of real estate related and other loans	(382,771)	(27,226)	—
Proceeds from sale of investments	46,536	127,000	3,885
Acquisition of investments in excess mortgage servicing rights	—	(221,832)	(40,492)
Acquisition of investments in real estate	(1,249,410)	(185,686)	—
Additions to investments in real estate	(4,804)	(296)	—
Proceeds from sale of real estate held for sale	—	—	650
Acquisition of servicing rights	—	—	(2,268)
Deposits paid on investments	(505)	(25,857)	—
Return of deposit paid on investments	—	25,582	—
Payments on settlement of derivative instruments	—	—	(14,322)
Contributions to equity method investees	(386,501)	—	—
Distributions of capital from equity method investees	12,134	—	—
Net cash used in investing activities	(2,926,731)	(1,077,154)	(226,135)

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 and 2011
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	$(31,285)	$(35,748)	$(101,954)
Issuance of other bonds payable	—	—	142,736
Repayments of other bonds and notes payable	(40,347)	(42,443)	(204,151)
Borrowings under repurchase agreements	2,306,433	782,749	321,020
Borrowings under repurchase agreements accounted for as linked transactions	60,646	—	—
Repayments of repurchase agreements	(1,359,161)	(93,054)	(100,012)
Margin deposits under repurchase agreements	(207,905)	(87,895)	(15,754)
Return of margin deposits under repurchase agreements	175,405	87,895	15,754
Borrowings under mortgage notes payable	904,509	120,525	—
Repayment of mortgage notes payable	(747)	—	—
Issuance of common stock	1,264,769	435,821	211,567
Costs related to issuance of common stock	(2,471)	(1,083)	(905)
Contribution of cash to New Residential upon spin-off	(181,582)	—	—
Common stock dividends paid	(165,989)	(104,196)	(23,706)
Preferred stock dividends paid	(5,580)	(5,580)	(8,371)
Payment of financing costs	(40,633)	(2,385)	(1,581)
Purchase of derivative instruments	—	(244)	—
Proceeds from settlement of derivative instruments	217	—	—
Restricted cash returned from refinancing activities	18,312	—	58,293
Net cash provided by financing activities	2,694,591	1,054,362	292,936
Net Increase (Decrease) in Cash and Cash Equivalents	(125,954)	74,542	123,832
Cash and Cash Equivalents, Beginning of Period	231,898	157,356	33,524
Less Cash and Cash Equivalents of Discontinued Operations	—	—	(9)
Cash and Cash Equivalents, End of Period	$105,944	$231,898	$157,347

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$48,892	$71,395	$99,096
Cash paid during the period for income taxes	$899	$—	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$35,145	$37,954	$15,777
Preferred stock dividends declared but not paid	$930	$930	$930
Assumption of mortgage notes payable, at fair value	$43,128	$—	$—
Re-issuance of other bonds and notes payable to third parties upon deconsolidation of CDOs	$—	$29,959	$5,751
Issuance of seller financing for acquisition of senior housing properties, at fair value	$9,412	$—	$—
Purchase price payable on investments in excess mortgage servicing rights	$—	$59	$3,250
Reduction of Assets and Liabilities relating to the spin-off of New Residential
Real estate securities, available for sale	$1,647,289	$—	$—
Residential mortgage loans, held-for-investment, net	$35,865	$—	$—
Investments in excess mortgage servicing rights at fair value	$229,936	$—	$—
Investments in equity mothod investees	$392,469	$—	$—
Receivables and other assets	$37,844	$—	$—
Repurchase agreements	$1,320,360	$—	$—
Accrued expenses and other liabilities	$642	$—	$—
Acquisitions of Assets and Liablilites relating to media and golf investments, non-cash portion
Investments in other real estate	$259,573	$—	$—
Property, plant and equipment	$272,153	$—	$—
Intangibles	$244,885	$—	$—
Goodwill	$126,686	$—	$—
Receivables and other assets	$145,191	$—	$—
Credit facilities	$334,498	$—	$—
Accounts payable, accrued expenses and other liabilities	$287,439	$—	$—
Noncontrolling interests	$366	$—	$—

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
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

As described in more detail in Note 3, during 2013 Newcastle expanded its investments in senior housing. In addition, during the fourth quarter of 2013 Newcastle restructured its Media debt investments and its Golf debt investment.

As a result, Newcastle changed its financial reporting segments and now conducts its business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investments in media (“Media”), (v) investments in golf courses and facilities (“Golf”) and (vi) corporate. With respect to the CDOs and other debt investments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle’s board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement. For a further discussion of the Management Agreement, see Note 17.

Newcastle has its senior housing properties managed pursuant to property management agreements (the “Senior Housing Management Agreements”) with third parties (collectively, the “Senior Housing Managers”). Currently, the Senior Housing Managers are affiliates or subsidiaries of either Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of Newcastle’s Manager, or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of Newcastle’s Manager.

Approximately 6.4 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2013. In addition, Fortress, through its affiliates, held options relating to approximately 27.5 million shares of Newcastle’s common stock at December 31, 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)(2)	Net Proceeds (millions)
Formation - 2010	62,027,184
2011	43,153,825	$4.55 - $6.00	$210.9
2012	67,344,636	$6.22 - $6.71	$434.9
2013	178,927,850	$4.97 - $10.48	$1,262.6
December 31, 2013	351,453,495

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to Newcastle’s independent directors.
(2)	On May 15, 2013, Newcastle completed the spin-off of New Residential. The May 15, 2013 closing price of Newcastle’s common stock on the NYSE was $12.33. On May 16, 2013, the opening price of Newcastle’s common stock was $5.79.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’). The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which Newcastle is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Newcastle’s CDO subsidiaries and its manufactured housing loan financing structures (Note 14) are special purpose entities which are considered VIEs of which Newcastle is the primary beneficiary. Therefore, the debt issued by such entities is considered a non-recourse secured borrowing of Newcastle. The subprime securitizations and CDO VIII Repack (Note 5) are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and, for the subprime securitizations, no longer receive a significant portion of their returns, and therefore do not consolidate them.

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle’s investments in equity method investees were not significant at December 31, 2013, 2012 or 2011. With respect to investments in entities over which Newcastle does not meet the requirements for consolidation and does not exercise significant influence, Newcastle records these investments at cost, subject to impairment.

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Newcastle. This is primarily related to noncontrolling interests in New Media Investment Group, Inc. (Note 3).

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Risks and Uncertainties — In the normal course of business, Newcastle encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on Newcastle’s investments in securities, loans, derivatives and leases that results from a borrower’s, derivative counterparty’s or lessee’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in securities, loans and derivatives or in real estate due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying loans and securities and the valuation of real estate held by Newcastle. Management believes that the carrying values of its investments are reasonable taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories, and other borrower information.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

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

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Newcastle’s purposes, comprehensive income represents net income, as presented in the consolidated statements of income, adjusted for unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges and, upon the consolidation of GateHouse (see Note 3), net unrecognized gain and prior period service costs and credits relating to pension and other postretirement benefits.

The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2013	2012
Net unrealized gains on securities	$82,408	$82,788
Net unrealized losses on derivatives designated as cash flow hedges	(5,992)	(12,024)
Net unrecognized gain and prior service cost	458	—
Accumulated other comprehensive income	$76,874	$70,764

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs, real estate related asset backed securities and FNMA/FHLMC securities. Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference). Newcastle discontinues the accretion of discounts and amortization of premium on loans if they are reclassified from held for investment to held for sale. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $0.2 million and $2.7 million in 2013 and 2012, respectively. No prepayments penalties were received in 2011.

Impairment of Securities and Loans — Newcastle continually evaluates securities and loans for impairment. Securities and loans are considered to be other-than-temporarily impaired, for financial reporting purposes, generally when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality or that represent retained beneficial interests in securitizations, when Newcastle determines that it is probable that it will be unable to collect as anticipated. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities or loans. Furthermore, Newcastle must have the intent and ability to hold loans whose fair value is below carrying value until such fair value recovers, or until maturity, or else a write down to fair value must be recorded. Similarly for securities, Newcastle must record a write down if it has the intent to sell a given security in an unrealized loss position, or if it is more likely than not that it will be required to sell such a security. Upon determination of impairment, Newcastle establishes specific valuation allowances for loans or records a direct write down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Newcastle also establishes allowances for estimated unidentified incurred losses on pools of loans. The

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

allowance for each loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing and put on nonaccrual status. Actual losses may differ from Newcastle’s estimates. Newcastle may resume accrual of income on a security or loan if, in management’s opinion, full collection is probable. Subsequent to a determination of impairment, and a related write down, income is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis. Newcastle charges off the corresponding loan allowance when it determines the loans to be uncollectable.

Media Income - Advertising income from the publication of newspapers is recognized when advertisements are published in newspapers or placed on digital platforms or, with respect to certain digital advertising, each time a user either clicks on or views certain ads, net of commissions and provisions for estimated sales incentives including rebates, rate adjustments, and discounts.

Circulation income includes single-copy and subscription revenues. Circulation income is based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy sales) and digital subscriptions sold and the rates charged to the respective customers. Single-copy income is recognized based on date of publication, net of provisions for related returns. Proceeds from subscription income are deferred at the time of payment and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

Other income is recognized when the related service or product has been delivered.

Billings to clients and payments received in advance of the performance of services or delivery of products are recorded as deferred revenue in accounts payable, accrued expenses and other liabilities in the consolidated balance sheet until the services are performed or the product is delivered.

Rental Income, Care and Ancillary Income — Newcastle records rental revenue, care and ancillary income as they become due as provided for in the leases.

Triple Net Lease Properties – Triple net leases with Holiday provide for periodic and determinable increases in base rent. Base rental revenues are recognized under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured.

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net — These items are comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$9,853	$14,629	$81,434
Loss on settlement of real estate securities	(3,592)	(4,433)	(5,091)
Gain on sale of CDO X interests	—	224,317	—
Gain on repayment/disposition of loans held for sale	10,716	—	1,838
Loss on repayment/disposition of loans held for sale	(354)	(1,614)	—
Gain on termination of derivative	813	—	—
Loss on disposal of long-lived assets	(67)	(2)	—
	$17,369	$232,897	$78,181
Other income (loss), net
Gain on non-hedge derivative instruments	$10,577	$9,101	$3,284
Unrealized loss recognized upon de-designation of hedges	(110)	(7,036)	(13,939)
Hedge ineffectiveness	—	483	(917)
Gains on deconsolidation	—	—	45,072
Equity in earnings of equity method investees	(124)	—	272
Collateral management fee income, net	1,279	1,786	2,432
Other income	1,718	978	—
	$13,340	$5,312	$36,204

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Reclassification From Accumulated Other Comprehensive Income Into Net Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive Income (“AOCI”) Components	Income Statement Location	Year Ended December 31, 2013	Year Ended December 31, 2012
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$(5,266)	$(18,923)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	9,853	14,629
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	(3,592)	(4,433)
		$995	$(8,727)

Net realized gain (loss) on derivatives designated as cash flow hedges
Gain (loss) recognized upon de-designation	Other income (loss)	$(110)	$(7,036)
Hedge ineffectiveness	Other income (loss)	—	483
Amortization of deferred gain (loss)	Interest expense	11	1,250

Gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(6,128)	—
		$(6,227)	$(5,303)

Total reclassifications		$(5,232)	$(14,030)

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

Deferred Costs and Interest Rate Cap Premiums — Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using either the straight line basis or the interest method. Interest rate cap premiums, if any, are included in receivables and other assets, and are amortized as described below.

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when Newcastle believes a legal right of offset exists under an enforceable netting agreement. Fair value adjustments affect either equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

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
113

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
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

Newcastle has designated certain of its hedge derivatives, and in some cases re-designated all or a portion thereof as hedges. As a result of these designations, in the cases where the originally hedged items were still owned by Newcastle, the unrealized gain or loss was recorded in accumulated other comprehensive income as a deferred hedge gain or loss and is being amortized over the life of the hedged item.

Non-Hedge Derivatives

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps have been recognized currently in Other Income (Loss). These derivatives may, to some extent, be economically effective as hedges.

Newcastle has entered into certain transactions which financed the purchase of certain assets with the seller of these assets.  The contemporaneous purchase of the asset and the associated financing are treated as a linked transaction and accordingly recorded on a net basis as a non-hedge derivative instrument, with changes in market value recorded on the statement of income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Newcastle’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle reduces such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral for the derivative financial instruments within its CDO financing structures. Newcastle’s major derivative counterparties are Bank of America and Bank of New York Mellon.

Media Operating Expenses — Media operating expenses consist primarily of expenses to produce and circulate the related media publications and are expensed as incurred.

Management Fees to Affiliate ― These represent amounts due to the Manager and Senior Housing Managers pursuant to the Management Agreement and Senior Housing Management Agreements. For further information on the Management Agreement, see Note 17.

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

Investment in Loans — Loans receivable are presented net of any unamortized discount (or gross of any unamortized premium), including any fees received, and an allowance for loan losses. Loans which Newcastle does not have the intent or the ability to hold into the foreseeable future are considered held-for-sale and are carried at the lower of average amortized cost or market value.

Purchase Accounting — In determining the allocation of a purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management makes estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities, and independent appraisals. In the case of real property, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values.

Investments in Senior Housing Real Estate, Other Real Estate and Property, Plant and Equipment, Net ― Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value and appreciably extend the useful life of an asset are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. With respect to golf course improvements (included in land improvements), only costs associated with original construction, complete replacements, or the addition of new trees, sand traps, fairways or greens are capitalized. Expenditures for repairs and maintenance are expensed as incurred.

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

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Buildings	25-40 years
Building improvements	3-10 years
Machinery and equipment	3-20 years
Furniture, fixtures, and computer software	3-7 years
Leasehold improvements	shorter of the lease term or estimated
useful life of the asset
115

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Goodwill and Intangibles — Resident lease intangibles reflect the fair value of in-place resident leases at acquisition of senior housing properties. Newcastle estimates the fair value of in-place leases as (i) the present value of the estimated rents that would have been forgone, offset by variable costs that would have otherwise been incurred during a reasonable lease-up period, as if the acquired units were vacant, and (ii) the estimated absorption costs, such as additional marketing costs that would have been incurred during the lease-up period.

Non-compete intangibles reflect the fair value of non-compete agreements at acquisition relating to the senior housing business. Newcastle estimates the fair value of non-compete intangibles as the sum of (i) the present value of the consulting services during the non-compete period and (ii) the difference between (a) the present value of the net operating income with the non-compete agreements in place and (b) the present value of the net operating income, as if the non-compete agreements were not in place.

Land lease intangibles related to the senior housing business reflect the fair value of the land lease agreements in place at acquisition. Newcastle estimates the fair value of land lease intangibles as the difference between (a) the leased fee value and (b) the fee simple value. The acquisition fair values of the land lease intangibles are amortized over the contractual lives of the respective leases.

The payment in lieu of taxes (“PILOT”) intangible asset related to the senior housing business reflects the fair value of the PILOT agreement in place at acquisition. Newcastle estimates the fair value of the PILOT intangible as the present value of the difference between the (a) market taxes and (b) the anticipated PILOT amounts. The acquisition fair value of the PILOT intangible is amortized over the contractual life of the agreement.

Intangible assets relating to the media business consist of advertiser, subscriber and customer relationships, mastheads and trade names. These intangible assets are recorded at the fair value at the date of acquisition. Newcastle estimates the fair value of the advertiser, subscriber and customer relationships and the trade names using the multi-period excess earnings method under the income approach. This valuation method is based on first forecasting revenue for the existing customer base and then applying expected attrition rates. Mastheads are not amortized because it has been determined that the useful lives of such mastheads are indefinite.

Intangible assets relating to the golf business consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to Newcastle when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf course.  The management contract intangible represents Newcastle’s golf course management contracts for both leased and managed properties, is valued utilizing a discounted cash flow methodology under the income approach, and is amortized over the average contractual term of the agreements.  The membership base intangible represents Newcastle’s relationship with its private golf club members, is valued using the multi-period excess earnings method under the income approach, and is amortized over the weighted average remaining useful life of the private memberships

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Amortization of intangible assets is included within depreciation and amortization on the consolidated statements of income and is calculated using the straight-line method based on the following estimated useful lives:

Senior housing
In-place resident lease intangibles	2 - 3 years (1)
Non-compete intangibles	5 years
Land lease intangibles	74 - 82 years
PILOT intangibles	13 years
Other intangibles	2 - 5 years
Media business
Advertiser relationships	14-16 years
Customer relationships	15 - 16 years
Subscriber relationships	15 -16 years
Trade name	10 years
Golf business
Trade name	30 - 40 years
Leasehold intangibles	9 - 10 years
Management contracts	11 - 12 years
Internally-developed software	5 years
Membership base	7 - 9 years

(1)    Amortized over 24 months for AL/MC properties and 33 months for IL-only properties.

The excess of acquisition costs over the estimated fair value of tangible and identifiable intangible net assets acquired is recorded as goodwill. Goodwill and intangible assets with indefinite lives are tested for impairment annually or when events indicate that an impairment could exist which may include an economic downturn in a market, a change in the assessment of future operations or a decline in Newcastle’s stock price. Newcastle performs its impairment analysis at the reporting unit level. The reporting units have discrete financial information which are regularly reviewed by management. The fair value of the applicable reporting unit is compared to its carrying value. Newcastle estimates fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, Newcastle relies on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. If the carrying value of the reporting unit exceeds the estimate of fair value, Newcastle calculates the impairment as the excess of the carrying value of goodwill over its implied fair value.

Impairment of Real Estate, Property, Plant and Equipment and Finite-lived Intangible Assets - Newcastle periodically reviews the carrying amounts of its long-lived assets, including real estate, property, plant and equipment and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. Newcastle generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Cash and Cash Equivalents and Restricted Cash — Newcastle considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2013	2012
CDO bond sinking funds	1,902	1,254
CDO trustee accounts	475	810
New Media letters of credit and other cash reserves	6,477	—
Collateral for Golf lease obligations	3,512	—
	$12,366	$2,064

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

 Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Year Ended December 31,
	2013	2012	2011
Restricted cash generated from sale of securities	$136,148	$56,629	$336,911
Restricted cash generated from sale of real estate related and other loans	$104,837	$—	$125,141
Restricted cash generated from paydowns on securities and loans	$331,349	$274,832	$546,752
Restricted cash used for purchases of real estate securities	$—	$143,184	$427,826
Restricted cash used for purchases of real estate related and other loans	$—	$91,481	$384,850
Restricted cash used for repayments of CDO bonds payable	$513,879	$166,845	$101,687
Restricted cash used for repurchases of CDO bonds payable and other bonds payable	$—	$—	$3,213
Restricted cash used for purchases of derivative instruments	$—	$408	$—
Restricted cash used for settlement of derivative instruments	$1,563	$—	$—
Restricted cash generated from margin collateral received	$—	$—	$6,550
Restricted cash used to return margin collateral	$—	$6,550	$—

CDO deconsolidation:
Real estate securities	$—	$1,033,016	$262,617
Restricted cash	$—	$51,522	$37,988
Derivative liabilities	$—	$57,343	$20,257
CDO bonds payable	$—	$1,110,694	$336,046

Receivables and Other Assets

Receivables and other assets are comprised of the following, net of allowances for uncollectable amounts of $4.9 million and $0.1 million as of December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
Accounts receivable, net	$83,905	$1,102
Deferred financing costs	50,770	2,249
Derivative assets	43,662	165
Prepaid expenses	18,635	2,183
Interest receivable	4,667	8,959
Deposits	19,555	—
Inventory	12,837	—
Miscellaneous assets, net	18,040	2,704
	$252,071	$17,362

Accounts Receivable, Net - Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. Collateral is generally not required.

Deferred Financing Costs - Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using either the straight line basis or the effective interest method.

Derivative Assets - All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Prepaid Expenses – Prepaid expenses consists primarily of prepaid insurance and prepaid rent and are expensed over the useful lives of the goods or services.

Interest Receivable – Interest receivable consists of interest earned on real estate securities, real estate related and other loans and residential mortgage loans that has not yet been received.

Deposits – Deposits consist primarily of workers compensation premiums and health care insurance funds related to the media business.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first out (“FIFO”) method. Media inventory is predominately raw materials and consists primarily of newsprint. Golf inventories consist primarily of food, beverages and merchandise held for sale.

Accounts payable, accrued expenses and other liabilities

Accounts payable, accrued expenses and other liabilities are comprised of the following:

	December 31,
	2013	2012
Accounts payable and accrued expenses	$104,309	$6,833
Membership deposit liabilities	71,644	—
Deferred revenue	67,740	6,584
Security deposits payable	48,823	33
Unfavorable leasehold interests	24,598	—
Derivative liabilities	13,795	31,576
Pension and other postretirement benefit obligations	10,471	—
Self-insurance liabilities	6,384	—
Accrued rent	6,314	—
Due to affiliates	5,878	3,579
Miscellaneous liabilities	30,461	2,522
	$390,417	$51,127

Accounts Payable and Accrued Liabilities - Accounts payable reflect expenses related to goods and services received that have not yet been paid and accrued liabilities reflect invoices that have not yet been received.

Membership Deposit Liabilities - Private country club members pay an advance initiation fee upon their acceptance as a member to the country club. Initiation fees are generally deposits which are refundable 30 years after the date of acceptance as a member. The difference between the amount paid by the member (net of incremental direct costs, primarily commissions) and the net present value of the future refund obligation is deferred and recognized on a straight-line basis over the estimated average expected life of an active membership (currently seven years), and included in deferred revenue above.

The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term (30 years) using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of income.

Deferred Revenue – Billings to clients and payments received in advance of the performance of services or delivery of products are recorded as deferred revenue until services performed or the product is delivered.

Security Deposits Payable - Security deposits payable relate to deposits made by tenants of Newcastle’s properties primarily related to the senior housing business.

Unfavorable Leasehold Interests - Unfavorable leasehold interests relates to leases acquired as part of the Golf business where the terms of the leasehold contracts are less favorable than the estimated market terms of the leases at the acquisition date.

Derivative Liabilities - All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

 Pension and Other Postretirement Benefit Obligations – Newcastle recognizes an asset or liability in the consolidated balance sheets reflecting the funded status of pension and other postretirement benefit plans such as retiree health and life insurance, with current-year changes in the funded status recognized in accumulated other comprehensive loss. The determination of pension plan obligations and expense is based on a number of actuarial assumptions. Two critical assumptions are the expected long-term rate of return on plan assets and the discount rate applied to pension plan obligations. For other postretirement benefit plans, which provide for certain health care and life insurance benefits for qualifying retired employees and which are not funded, critical assumptions in determining other postretirement benefit obligations and expense are the discount rate and the assumed health care cost-trend rates.

Self-Insurance Liabilities - Newcastle maintains self-insured medical and workers’ compensation programs for the media business. Newcastle purchases stop loss coverage from third-parties which limits exposure to large claims. Newcastle records a liability for medical and workers’ compensation costs during the period in which they occur as well as an estimate of incurred but not reported claims. Newcastle also is self insured for property and casualty losses for the media business and accrues for losses.

Accrued Rent – Golf properties pay rent on certain properties in arrears.

Due to Affiliates – Represents amounts due to the Manager and the Senior Housing Managers pursuant to the Management Agreement and Senior Housing Management Agreements.

Stock Options — The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle was recorded as an increase in equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.

Preferred Stock — Newcastle’s accounting policy for its preferred stock is described in Note 16.

Income Taxes – Newcastle operates so as to qualify as a REIT under the requirements of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Requirements for qualification as a REIT include various restrictions on ownership of stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 90% of its taxable income to its stockholders of which 85% plus any undistributed amounts from the prior year must be distributed within the taxable year in order to avoid the imposition of an excise tax. Distribution of the remaining balance may extend until timely filing of Newcastle’s tax return in the subsequent taxable year. Qualifying distributions of taxable income are deductible by a REIT in computing taxable income.

Certain activities are conducted through taxable REIT subsidiaries (“TRS”) and therefore are subject to federal and state income taxes. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases upon the change in tax status. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Newcastle recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes on the consolidated statements of income.

Accretion of Discount and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2013	2012	2011
Accretion of net discount on securities, loans and other investments	$(34,525)	$(48,608)	$(45,387)
Amortization of net discount on debt obligations	2,859	1,525	(823)
Amortization of deferred financing costs and interest rate cap premiums	1,056	2,751	3,740
Amortization of net deferred hedge (gains) and losses - debt	(11)	(1,250)	(2,316)
	$(30,621)	$(45,582)	$(44,786)
120

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 7.

Recent Accounting Pronouncements — In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented, or in the notes to the financial statements. Newcastle has adopted this accounting standard and presents this information, above under “Reclassification from Accumulated Other Comprehensive Income into Net Income.”

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

< P STYLE="font: 10pt Times New Roman, Times, Serif; margin: 8pt 0 0">

3.	ACQUISITIONS IN 2013

A.	Acquisitions of Senior Housing Properties

(i)	Managed Properties
During 2013, Newcastle completed the acquisitions of 21 senior housing properties in seven different portfolios for an aggregate purchase price of approximately $302.8 million plus acquisition-related costs. Each of these acquisitions was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. For 18 of the properties, Newcastle has retained Holiday to manage the properties. Pursuant to the property management agreements with Holiday, Newcastle pays management fees equal to either (i) 5% of the property’s effective gross income (as defined in the agreements) or (ii) 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter. For the other 3 properties acquired, Newcastle has retained Blue Harbor to manage the properties. Pursuant to the agreements with Bl ue Harbor, Newcastle pays management fees equal to 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter.

(ii)	Holiday Portfolio
In addition to the acquisitions described in paragraph (i) above, on December 23, 2013, Newcastle completed the acquisition of 51 independent living senior housing properties (the “Holiday Portfolio”) from certain affiliates of Holiday for an aggregate purchase price of approximately $1.0 billion plus acquisition-related costs. The Holiday Portfolio includes properties located across 24 states with 5,842 units in aggregate. The acquisition was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred.

On December 23, 2013 Newcastle also entered into two triple net master leases of the Holiday Portfolio with certain affiliates of Holiday (collectively, the “Master Tenants”). Each lease has a 17-year term and first-year rent equal to 6.5% of the purchase price with annual increases during the following three years of 4.5% and up to 3.75% thereafter. Under each lease, the respective Master Tenant is responsible for (i) operating its portion of the Holiday Portfolio and bearing the related costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements, and (ii) complying with the terms of the mortgage financing documents.

Each master lease includes (i) a covenant requiring the Master Tenant to maintain a minimum lease coverage ratio, which the master lease defines as net operating income for the applicable trailing 12-month period for the Holiday Portfolio divided by the base rent for such trailing 12-month period, which steps up during the term of the lease and is subject to certain cure provisions, (ii) minimum capital expenditure requirements, (iii) customary operating covenants, events of default, and remedies, (iv) a non-compete clause restricting certain affiliates of the Master Tenant from developing or constructing new independent living properties within a specified radius of any property acquired by Newcastle in this transaction, and (v) restrictions on a change of control of the Master Tenants and Guarantor (as defined below), subject to certain exceptions. The master lease also required the Master Tenants to fund a security deposit in the amount of approximately $43.4 million, which serves as security for the Master Tenants’ performance of their respective obligations to Newcastle under the master leases. Additionally, the Master Tenants granted Newcastle a first priority security interest in certain personal property and receivables arising from the operations of the Holiday

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Portfolio, which security interest secures the Master Tenants’ obligations under the master leases. The Master Tenants’ obligations to Newcastle under the master leases are also guaranteed by Holiday AL Holdings LP, a subsidiary of Holiday (the “Guarantor”). The Guarantor is required to maintain a minimum net worth of $150 million, a minimum fixed charge coverage ratio of 1.10 and a maximum leverage ratio of 10 to 1.

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

	At Acquisition
	Managed	Holiday
	Properties	Portfolio	Total
Allocation of Purchase Price (A)(B)
Investments in Real Estate	$268,010	$937,548	$1,205,558
Resident Lease Intangibles	31,673	57,883	89,556
Non-compete Intangibles	1,000	—	1,000
Land Lease Intangibles	—	3,498	3,498
PILOT Intangible	3,700	—	3,700
Other Intangibles	500	1,546	2,046
Assumed mortgage notes payable	(43,128)	—	(43,128)
Other Assets, net of other liabilities	(2,157)	—	(2,157)
Subtotal	$259,598	$1,000,475	$1,260,073

Mortgage Notes Payable (C)	(175,871)	(719,350)	$(895,221)
Net assets acquired	$83,727	$281,125	$364,852
Total acquisition related costs (D)	$6,118	$3,604	$9,722

(A)	Due to the timing of the acquisitions, for the November and December acquisitions,, Newcastle is still obtaining additional information relating to the purchase price allocation. Therefore, the review process of the purchase price allocation is not complete. Newcastle expects to complete this process within twelve months of the acquisition.
(B)	Includes $1.5 million for the fair value of an earn-out payment to the seller if the aggregate EBITDA in one of the portfolios acquired for any calendar years in which the third, fourth, fifth and/or sixth anniversary of the acquisition date occurs is equal to or in excess of an earn-out threshold, as defined within the agreement. The undiscounted earn-out payment is limited to $4.6 million, as per the agreement.
(C)	See Note 14.
(D)	Acquisition related costs are expensed as incurred and included within general and administrative expense on the consolidated statements of income.

B. Restructuring and Spin-off of Media Investments

During 2013, Newcastle completed a restructuring of its debt investment in GateHouse Media, Inc. (“GateHouse”), and formed Local Media Group Holdings LLC to acquire Dow Jones Local Media Group (renamed Local Media Group Holdings LLC, or “Local Media Group”) from News Corp.

Newcastle completed the purchase of Local Media Group on September 3, 2013 for an aggregate purchase price of approximately $86.9 million, including capitalized transaction costs of approximately $4.3 million. Newcastle made a total equity investment of $53.9 million and financed the remainder of the purchase price with $33.0 million of debt (the “Local Media Group Acquisition”).

As discussed in Note 14, the above $33.0 million of debt was drawn from a $43.0 million credit agreement that Local Media Group signed on September 3, 2013 with Credit Suisse AG, Cayman Islands Branch and Credit Suisse Loan Funding LLC (collectively “Credit Suisse”).

The Local Media Group operations are managed by GateHouse, pursuant to a management and advisory agreement. As a result of this agreement, management determined that Local Media Group was a variable interest entity and that GateHouse was the primary beneficiary because it had both the power to direct the activities that most significantly impact the economic performance of Local Media Group and it participated in the residual returns of Local Media Group that could be significant to Local Media Group. Since Newcastle was not the primary beneficiary from September 3, 2013 through November 25, 2013, it did not consolidate Local Media Group and recorded its investment in Local Media Group as an equity method investment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Newcastle sponsored a prepackaged plan of reorganization (as amended or supplemented, the “Plan”) for GateHouse. Prior to entering into the Plan, Newcastle owned approximately 52.2% of GateHouse’s $1.2 billion of outstanding debt. On September 27, 2013, GateHouse commenced voluntary Chapter 11 proceedings in the United States Bankruptcy Court for the District of Delaware, and the court confirmed the Plan on November 6, 2013. GateHouse’s restructuring was completed on November 26, 2013.

Pursuant to the Plan, (i) Newcastle formed New Media Investment Group Inc. (“New Media”) as a wholly owned subsidiary of Newcastle, (ii) GateHouse and Local Media Group became wholly owned subsidiaries of New Media, (iii) Newcastle offered to either purchase in cash the claims of other GateHouse debt holders at 40% of the face amount of their claims or issue to other debt holders a pro rata share of the common stock of New Media and the net cash proceeds, if any, from a new financing (the “GateHouse Credit Facilities”), and (iv) Newcastle exchanged its debt claims for equity of New Media and net cash proceeds from the GateHouse Credit Facilities and, in accordance with the elections made by other debt holders, purchased approximately $441.5 million of claims and issued approximately 15.4% of New Media’s common stock to certain third parties. As a result, and taking into account the value assigned to the contribution of Local Media Group to New Media, Newcastle became the owner of approximately 84.6% of New Media.

Pursuant to the Plan, GateHouse’s common stock was canceled and the holders received 1,362,479 warrants in New Media a then wholly owned subsidiary of Newcastle. The warrants have a strike price of $46.35 per share and expire on November 26, 2023. As of February 13, 2014, New Media’s common stock had a closing trading price of $12.67 per share.

As part of the Plan, but not contingent on the Plan, GateHouse entered into the GateHouse credit facilities in the aggregate amount of $165.0 million. For additional information related to the GateHouse credit facilities, see Note 14.

Newcastle accounted for the transaction as a business combination. The New Media assets acquired and liabilities assumed were recorded at their estimated fair values on the acquisition date. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed was allocated to goodwill.

Significant assumptions were as follows.

—	Intangibles – The estimated fair values of the acquired subscriber relationships, advertiser relationships and customer relationships were determined based on an excess earnings approach, a form of the income approach, which values assets based upon associated estimated discounted cash flows. A static pool approach using historical attrition rates was used to estimate attrition rates of 5.0% to 7.5% for advertiser relationships, subscriber relationships and customer relationships. The growth rate was estimated to be 0.0% and the discount rates were estimated to range from 14.5% to 17.0% for advertiser relationships and 14.5% to 15.5% for subscriber and customer relationships.

Mastheads fair values were determined based on a relief from royalty method, an income approach. Key assumptions utilized in this valuation include revenue projections, royalty rates of 1.3% to 2.0%, a long term growth rate of 0.0% and discount rates of 14.0% to 25.0%.

—	Property, plant and equipment –The estimated fair values for property, plant and equipment were determined under three approaches: the cost approach (used for equipment where an active secondary market is not available and building improvements), the direct sales comparison (market) approach (used for land and equipment where an active market is available), and the income approach (used for intangibles). These approaches are based on the cost to reproduce assets, market exchanges for comparable assets and the capitalization of income. Useful lives range from 2 to 13 years for personal property and 10 to 30 years for real property.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

As of November 26, 2013
Cash and cash equivalents	$22,368
Property, plant and equipment	272,153
Intangibles	146,019
Goodwill	126,686
Restricted cash	6,295
Receivables and other assets	100,483
Total assets acquired	674,004
Less:
Credit facilities	182,000
Other liabilities	102,910
Net assets acquired	$389,094

See Note 20 related to the February 13, 2014 spin-off of New Media.

C.	Restructuring of Golf Investment

In December 2013, Newcastle restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). NGP owns 27 golf courses across 8 states, and leases these courses to American Golf Corporation (“American Golf”), an affiliated operating company. American Golf also leases an additional 54 golf courses and manages 11 courses, all owned by third parties. As part of the transacation, Newcastle acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore consolidated these entities as of December 31, 2013.

In the original investment in 2006, Newcastle invested approximately $110 million in mezzanine debt issued by NGP. At the time of the transaction, the mezzanine debt had an outstanding face amount of approximately $68 million, which was valued at approximately $29.4 million.

On December 30, 2013, pursuant to an agreement with the other senior creditors of National Golf, Newcastle and National Golf’s senior lender entered into a new senior debt facility with a principal amount of $109 million, of which Newcastle committed to fund $54.5 million (and have funded $46.9 million to date). Newcastle also acquired the equity of NGP and AGC for $2.0 million and acquired the ground lease for an 18-hole golf course, clubhouse and other related facilities and improvements (the “Vineyard Property”) for an additional $0.5 million (collectively, the “Golf business”). As a result of Newcastle’s consolidation of these entities, its debt investments in these entities are eliminated in consolidation.

The acquisition was accounted for as a business combination. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. Due to the timing of the acquisition, Newcastle is still obtaining additional information relating to the purchase price allocation. Therefore, the review process of the purchase price allocation is not complete. Newcastle expects to complete this process within twelve months of the acquisition.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

As of December 30, 2013
Cash	$19,378
Investments in other real estate	259,573
Intangible assets	98,866
Restricted cash	3,512
Receivables and other assets	34,898
Total assets acquired	$416,227
Less:
Credit facilities	228,832
Other liabilities	184,529
Noncontrolling interest	366
Net assets acquired	$2,500

4.	SPIN-OFF OF NEW RESIDENTIAL

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

For pro forma information relating to the May 15, 2013 spin-off, see Note 22.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
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

Assets and liabilities of discontinued operations as of December 31, 2012 were as follows:

Assets
Investments in excess mortgage servicing rights at fair value	$245,036
Receivables and other assets	33
Total assets of discontinued operations	$245,069

Liabilities
Purchase price payable on investments in excess mortgage servicing rights	$59
Accrued expenses and other liabilities	421
Total liabilities of discontinued operations	$480

Results of operations from discontinued operations were as follows:

	Year Ended December 31,
	2013	2012	2011

Interest Income	$15,095	$27,508	$1,260
Rental Income	—	—	136
Total Revenue	15,095	27,508	1,396

Other gain (loss)	(2,388)	17,421	428
Change in fair value of investments in excess mortgage servicing rights	3,894	—	—
Change in fair value of investments in equity method investees	885	—	—
Earnings from investments in equity method investees	18,286	—	—
Total other income	20,677	17,421	428

Property operating costs	15	26	177
General and administrative expenses	2,425	5,735	1,086
Total expenses	2,440	5,761	1,263
Income from discontinued operations	$33,332	$39,168	$561

The spin-off also resulted in a $1.2 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 16).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

5.	SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

Newcastle conducts its business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investments in media (“media”), (v) investment in golf courses and facilities (“golf”) and (vi) corporate. With respect to the CDOs and other debt segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis.

In the fourth quarter of 2013, Newcastle changed the composition of its reportable segments. Newcastle established media and golf segments in connection with the restructurings of certain debt investments (see Note 3). These restructurings, accompanied by reductions in Newcastle’s investments in debt resulting from realizations, caused a change in the way Newcastle’s chief operating decision maker (“CODM”) viewed Newcastle’s business and the way in which such business is reported to management. Newcastle’s CODM and management now review operating results based on business lines, as opposed to financing types, and Newcastle’s segment reporting has been updated accordingly. Segment information for previously reported periods has been restated to reflect this change to the composition of segments.

The corporate segment consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 14) and management fees pursuant to the Management Agreement (Note 17).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Summary financial data on Newcastle’s segments is given below, together with reconciliation to the same data for Newcastle as a whole:

							Excess
							MSRs and
	Senior	Debt Investments (A)					Consumer	Inter-segment
	Housing (A)	CDOs	Other Debt (B)	Media (C)	Golf	Corporate	Loans	Elimination (D)	Total
Year Ended December 31, 2013
Interest income	$3	$119,292	$98,968	$—	$—	$198	$—	$(4,746)	$213,715
Interest expense	10,781	24,996	54,534	1,591	—	3,817	—	(4,746)	90,973
Net interest income (expense)	(10,778)	94,296	44,434	(1,591)	—	(3,619)	—	—	122,742
Impairment (reversal)	—	(9,338)	(10,431)	—	—	—	—	—	(19,769)
Other revenues	85,267	—	2,056	61,637	—	—	—	—	148,960
Other income (loss)	11	23,946	11,344	1,843	—	—	—	—	37,144
Property operating expenses	52,713	—	1,005	—	—	—	—	—	53,718
Depreciation and amortization	26,905	—	219	3,845	—	4	—	—	30,973
Other operating expenses	20,982	741	3,144	50,671	—	47,277	—	—	122,815
Income tax expense	1,038	—	—	1,062	—	—	—	—	2,100
Income (loss) from continuing operations	(27,138)	126,839	63,897	6,311	—	(50,900)	—	—	119,009
Income (loss) from discontinued operations	—	—	(46)	—	—	—	33,378	—	33,332
Net income (loss)	(27,138)	126,839	63,851	6,311	—	(50,900)	33,378	—	152,341
Preferred dividends	—	—	—	—	—	(5,580)	—	—	(5,580)
Net income attributable to noncontrolling interests	—	—	—	(928)	—	—	—	—	(928)
Income (loss) applicable to common stockholders	$(27,138)	$126,839	$63,851	$5,383	$—	$(56,480)	$33,378	$—	$145,833

December 31, 2013
Investments	$1,463,758	$925,690	$1,279,549	$542,275	$358,439	$—	$—	$(87,529)	$4,482,182
Cash and restricted cash	31,263	2,377	—	38,288	22,890	23,492	—	—	118,310
Other assets	55,430	47,285	3,442	110,183	34,898	987	—	(154)	252,071
Total assets	1,550,451	975,352	1,282,991	690,746	416,227	24,479	—	(87,683)	4,852,563
Debt	(1,076,828)	(645,938)	(1,149,547)	(182,016)	(181,910)	(51,237)	—	87,529	(3,199,947)
Other liabilities	(61,886)	(19,194)	(2,235)	(113,251)	(185,552)	(44,528)	—	154	(426,492)
Total liabilities	(1,138,714)	(665,132)	(1,151,782)	(295,267)	(367,462)	(95,765)	—	87,683	(3,626,439)
Preferred stock	—	—	—	—	—	(61,583)	—	—	(61,583)
Noncontrolling interest	—	—	—	(60,913)	(366)	—	—	—	(61,279)
GAAP book value	$411,737	$310,220	$131,209	$334,566	$48,399	$(132,869)	$—	$—	$1,103,262
128

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

							Excess
							MSRs and
	Senior	Debt Investments (A)					Consumer	Inter-segment
	Housing (A)	CDOs	Other Debt (B)	Media (C)	Golf	Corporate	Loans	Elimination (D)	Total
Year Ended December 31, 2012
Interest income	$—	$197,007	$91,818	$—	$—	$170	$—	$(6,044)	$282,951
Interest expense	1,688	56,767	53,700	—	—	3,813	—	(6,044)	109,924
Net interest income (expense)	(1,688)	140,240	38,118	—	—	(3,643)	—	—	173,027
Impairment (reversal)	—	(7,381)	1,717	—	—	—	—	—	(5,664)
Other revenues	18,026	—	2,049	—	—	—	—	—	20,075
Other income (loss)	(82)	260,025	2,351	—	—	—	—	—	262,294
Property operating expenses	11,539	—	1,404	—	—	—	—	—	12,943
Depreciation and amortization	5,784	—	1,191	—	—	—	—	—	6,975
Other operating expenses	6,846	916	3,359	—	—	35,079	—	—	46,200
Income (loss) from continuing operations	(7,913)	406,730	34,847	—	—	(38,722)	—	—	394,942
Income (loss) from discontinued operations	—	—	(68)	—	—	—	39,236	—	39,168
Net income (loss)	(7,913)	406,730	34,779	—	—	(38,722)	39,236	—	434,110
Preferred dividends	—	—	—	—	—	(5,580)	—	—	(5,580)

Income (loss) applicable to common stockholders	$(7,913)	$406,730	$34,779	$—	$—	$(44,302)	$39,236	$—	$428,530

December 31, 2012
Investments	$181,887	$1,417,729	$1,911,639	$—	$—	$—	$—	$(62,336)	$3,448,919
Cash and restricted cash	9,720	2,064	—	—	—	222,178	—	—	233,962
Other assets	5,111	7,429	4,777	—	—	202	—	(157)	17,362
Assets of discontinued operations	—	—	—	—	—	—	245,069	—	245,069
Total assets	196,718	1,427,222	1,916,416	—	—	222,380	245,069	(62,493)	3,945,312
Debt	(120,525)	(1,097,013)	(1,575,316)	—	—	(51,243)	—	62,336	(2,781,761)
Other liabilities	(5,084)	(37,259)	(2,856)		—	(44,969)		157	(90,011)
Liabilities of discontinued operations	—	—	(74)	—	—	—	(406)	—	(480)
Total liabilities	(125,609)	(1,134,272)	(1,578,246)	—	—	(96,212)	(406)	62,493	(2,872,252)
Preferred stock	—	—	—	—	—	(61,583)	—	—	(61,583)
GAAP book value	$71,109	$292,950	$338,170	$—	$—	$64,585	$244,663	$—	$1,011,477
129

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

							Excess
							MSRs and
	Senior	Debt Investments (A)					Consumer	Inter-segment
	Housing (A)	CDOs	Other Debt (B)	Media (C)	Golf	Corporate	Loans	Elimination (D)	Total
Year Ended December 31, 2011
Interest income	$—	$218,475	$78,234	$—	$—	$167	$—	$(5,840)	$291,036
Interest expense	—	86,110	53,950	—	—	3,815	—	(5,840)	138,035
Net interest income (expense)	—	132,365	24,284	—	—	(3,648)	—	—	153,001
Impairment (reversal)	—	(3,876)	4,986	—	—	—	—	—	1,110
Other revenues	—	—	1,899	—	—	—	—	—	1,899
Other income (loss)	—	175,702	4,793	—	—	—	—	—	180,495
Property operating expenses	—	—	1,110	—	—	—	—	—	1,110
Depreciation and amortization	—	—	12	—	—	—	—	—	12
Other operating expenses	—	1,058	3,622	—	—	24,525	—	—	29,205
Income (loss) from continuing operations	—	310,885	21,246	—	—	(28,173)	—	—	303,958
Income (loss) from discontinued operations	—	—	(11)	—	—	—	572	—	561
Net income (loss)	—	310,885	21,235	—	—	(28,173)	572	—	304,519
Preferred dividends	—	—	—	—	—	(5,580)	—	—	(5,580)

Income (loss) applicable to common stockholders	$—	$310,885	$21,235	$—	$—	$(33,753)	$572	$—	$298,939

(A)	Assets held within non-recourse structures, including all of the assets in the senior housing and CDO segments, are not available to satisfy obligations outside of such financings, except to the extent net cash flow distributions are received from such structures. Furthermore, creditors or beneficial interest holders of these structures generally have no recourse to the general credit of Newcastle. Therefore, the exposure to the economic losses from such structures generally is limited to invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.
(B)	The following table summarizes the investments and debt in the other debt segment:
130

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

	December 31, 2013				December 31, 2012
	Investments		Debt		Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*
Manufactured housing loan portfolio I	$102,681	$91,924	$74,248	$66,446	$118,746	$100,124	$90,551	$81,963
Manufactured housing loan portfolio II	128,975	128,117	93,863	93,536	153,193	150,123	117,907	117,191
Subprime mortgage loans subject to call options	406,217	406,217	406,217	406,217	406,217	405,814	406,217	405,814
Real estate securities	56,466	50,961	39,665	36,095	63,505	53,979	44,585	40,572
Operating real estate	N/A	6,597	6,000	6,000	N/A	6,672	6,000	6,000
Subtotal	694,339	683,816	619,993	608,294	741,661	716,712	665,260	651,540
Other
Real estate loans	—	—	—	—	80,298	29,831	—	—
Unlevered real estate securities	129,563	4,296	—	—	229,299	68,863	—	—
Levered real estate securities	514,994	551,270	516,134	516,134	1,112,796	1,049,029	923,776	923,776
Other Investments	N/A	6,160	—	—	N/A	6,024	—	—
Residential mortgage loans	45,323	34,007	25,119	25,119	55,997	41,180	—	—
	$1,384,219	$1,279,549	$1,161,246	$1,149,547	$2,220,051	$1,911,639	$1,589,036	$1,575,316

*	As of December 31, 2013 and December 31, 2012, aggregate face amounts of $133.9 million and $71.1 million (carrying values of $87.5 million and $62.5 million), respectively, of debt represents intersegment financing, which is eliminated upon consolidation.

(C)	In February 2014, the media segment was spun off from Newcastle and will not be reported as a segment in future filings.

(D)	Represents the elimination of investments and financings and their related income and expenses between the CDO segment, the other debt segment and the golf segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments.
131

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
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

Newcastle’s subprime securitizations and the CDO VIII Repack are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and no longer receive a significant portion of their returns, and therefore do not consolidate them.

In addition, Newcastle’s investments in RMBS, CMBS, CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle monitors these investments and analyzes the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

As of December 31, 2013, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

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

On September 12, 2012, Newcastle deconsolidated CDO X subsequent to the completion of the sale of 100% of its interests in CDO X to the sole owner of the senior notes and another third party. The sale and resulting deconsolidation has reduced Newcastle’s gross assets by $1.1 billion, reduced liabilities by $1.2 billion, decreased other comprehensive income by $25.5 million and resulted in a gain on sale of $224.3 million. As of December 31, 2013, Newcastle had no continuing involvement with CDO X as it had been liquidated.

Newcastle had variable interests in the following unconsolidated VIEs at December 31, 2013, in addition to the subprime securitizations which are described in Note 7:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$200,616	$226,615	$2,002

CDO VIII Repack (D)	$146,645	$146,645	$104,308

(A)	Face amount.
(B)	Newcastle CDO V includes $39.8 million face amount of debt owned by Newcastle with a carrying value of $2.0 million at December 31, 2013. CDO VIII Repack includes $116.8 million face amount of debt owned by Newcastle with a carrying value of $104.3 million at December 31, 2013.
(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.
(D)	See Notes 13 and 14 for information about the securitization that is collateralized by certain Newcastle CDO VIII Class I Notes.
132

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
6. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at December 31, 2013 and 2012, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary- Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Maturity (Years) (C)	Principal Subordination (D)
December 31, 2013
CMBS-Conduit	$238,400	$215,341	$(69,099)	$146,242	$52,900	$(208)	$198,934	34	BB-	5.47%	17.00%	2.6	10.2%
CMBS- Single Borrower	91,492	90,788	(12,364)	78,424	3,964	(82)	82,306	15	BB	5.71%	7.16%	2.4	7.8%
CMBS-Large Loan	3,229	3,212	—	3,212	17	—	3,229	1	BBB-	6.63%	8.87%	0.3	8.1%
REIT Debt	29,200	28,667	—	28,667	2,519	—	31,186	5	BB+	5.89%	6.86%	1.8	N/A
Non-Agency RMBS	96,762	103,535	(62,860)	40,675	16,907	(1)	57,581	34	CCC+	1.07%	12.20%	4.4	25.9%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
FNMA/FHLMC (G)	514,994	548,456	(817)	547,639	3,631	—	551,270	64	AAA	2.90%	1.25%	3.6	N/A
CDO (E)	188,364	71,857	(14,861)	56,996	2,761	—	59,757	11	CCC-	3.21%	7.56%	1.2	19.1%
Total/Average (F)	$1,170,905	$1,069,503	$(167,648)	$901,855	$82,699	$(291)	$984,263	165	BBB	3.65%	5.44%	2.9
December 31, 2012
CMBS-Conduit	$340,978	$315,554	$(98,481)	$217,073	$47,776	$(10,081)	$254,768	53	BB-	5.55%	10.81%	3.3	9.8%
CMBS- Single Borrower	125,123	123,638	(12,364)	111,274	4,482	(3,002)	112,754	22	BB	4.89%	5.92%	2.9	9.2%
CMBS-Large Loan	8,891	8,619	—	8,619	250	—	8,869	1	BBB-	6.08%	12.41%	0.6	4.8%
REIT Debt	62,700	62,069	—	62,069	4,105	—	66,174	10	BBB-	5.72%	5.89%	1.8	N/A
Non-Agency RMBS	558,215	390,509	(68,708)	321,801	34,565	(391)	355,975	69	CC	0.76%	7.50%	6.4	13.3%
ABS-Franchise	10,098	9,386	(7,839)	1,547	237	(309)	1,475	3	CCC-	5.93%	3.40%	4.7	3.0%
FNMA/FHLMC (G)	768,619	818,866	—	818,866	3,860	(2,191)	820,535	58	AAA	3.05%	1.40%	3.5	N/A
CDO	203,477	82,399	(14,861)	67,538	3,487	—	71,025	13	BB	2.83%	7.07%	1.6	20.9%
Total/Average (F)	$2,078,101	1,811,040	(202,253)	1,608,787	98,762	(15,974)	1,691,575	229	BBB-	3.04%	4.69%	4.0

(A)	See Note 13 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies, represent the most resent credit ratings available as of the reporting date and may not be current.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.
(E)	Includes two CDO bonds issued by a third party with a carrying value of $57.8 million, three CDO bonds issued by CDO V (which has been deconsolidated) and held as an investment by Newcastle with a carrying value of $2.0 million and six CDO bonds issued by C-BASS with no carrying value.
(F)	As of December 31, 2013 and 2012, the total outstanding face amount of fixed rate securities was $0.4 billion and $0.5 billion, respectively, and of floating rate securities were $0.8 billion and $1.5 billion, respectively.
(G)	Amortized cost basis and carrying value include principal receivable of $4.8 million and $7.4 million as of December 31, 2013 and 2012, respectively.
133

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

On June 27, 2013 Newcastle sold FNMA/FHLMC securities with an aggregate face amount of approximately $22.8 million to New Residential for approximately $1.2 million, net of related financing. New Residential purchased the securities on the same terms as they were purchased by Newcastle.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2013, 2012 and 2011, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $5.2 million, $19.3 million and $12.9 million, respectively, with respect to real estate securities of which $3.8 million was recorded on certain real estate securities included in the spin-off of New Residential as Newcastle determined it did not have the intent to hold the securities past May 15, 2013 (gross of $0.0 million, $0.4 million and ($2.9) million of other-than-temporary impartment recognized (reversed) in other comprehensive income in 2013, 2012 and 2011, respectively). Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses as of each balance sheet date on Newcastle’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, including market disruptions and supply changes, which did not directly impact the collectability of amounts contractually due. Management continually evaluates the credit status of each of Newcastle’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. These factors include loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. The following table summarizes Newcastle’s securities in an unrealized loss position as of December 31, 2013.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Maturity (Years)
Less Than Twelve Months	$14,456	$17,024	$(2,874)	$14,150	$—	$(115)	$14,035	6	BBB+	5.58%	6.34%	0.9
Twelve or More Months	11,157	10,963	—	10,963	—	(176)	10,787	2	B	5.38%	5.74%	3.2
Total	$25,613	$27,987	$(2,874)	$25,113	$—	$(291)	$24,822	8	BB+	5.49%	6.08%	1.9

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2013
		Amortized Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$179,225	$179,225	$(817)	$	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—		N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	—	1	(2,873)		(1)
Non-credit impaired securities	24,822	25,112	—		(290)
Total debt securities in an unrealized loss position	$204,047	$204,338	$(3,690)		$(291)

(A)	Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events, and may differ materially from actual future sales.
(B)	This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flow for each of the securities. This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends. Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities. Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

The following table summarizes the activity related to credit losses on debt securities:

	2013	2012
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,770)	$(20,207)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(89)	(4,581)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(2,874)	—

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	120	14,771

Reduction for securities sold during the period	4,739	1,498

Reduction for securities deconsolidated during the period	—	3,736

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	1	13

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(2,873)	$(4,770)

The securities are encumbered by various debt obligations, as described in Note 14, at December 31, 2013.

The table below summarizes the geographic distribution of the collateral securing the CMBS and ABS at December 31, 2013:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$74,067	22.2%	$32,080	30.5%
Northeastern U.S.	60,858	18.3%	21,972	20.9%
Southeastern U.S.	66,534	20.0%	20,722	19.7%
Midwestern U.S.	49,413	14.8%	13,704	13.0%
Southwestern U.S.	64,632	19.4%	10,567	10.0%
Other	12,720	3.8%	6,181	5.9%
Foreign	4,897	1.5%	—	0.0%
	$333,121	100.0%	$105,226	100.0%

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
7.	REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31, 2013								December 31, 2012
Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg. Yield	Weighted Average Coupon	Weighted Average Maturity (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)	Carrying Value	Wtd. Avg. Yield
Mezzanine Loans	$172,197	$139,720	9	6.63%	7.00%	1.3	77.5%	$12,000	$442,529	10.10%
Corporate Bank Loans	256,594	166,710	5	24.18%	13.39%	0.9	9.9%	—	208,863	18.85%
B-Notes	109,323	101,385	4	10.12%	5.30%	1.5	79.3%	—	161,610	10.40%
Whole Loans	29,715	29,715	2	3.65%	3.72%	0.0	98.0%	—	30,130	5.21%
Total Real Estate Related and other Loans Held-for-Sale, Net (D)	$567,829	$437,530	20	13.92%	9.39%	1.1	48.4%	$12,000	$843,132	12.15%
Non-Securitized Manufactured Housing Loan Portfolio I	$501	$130	14	81.79%	7.90%	0.9	0.0%	$—	$163	38.84%
Non-Securitized Manufactured Housing Loan Portfolio II	2,628	2,055	97	15.39%	10.05%	5.1	9.5%	216	2,308	15.46%
Total Residential Mortgage Loans Held-for-Sale, Net (F)	$3,129	$2,185	111	19.34%	9.71%	4.4	8.0%	$216	$2,471	17.00%
Securitized Manufactured Housing Loan Portfolio I	$102,681	$91,924	2,820	9.44%	8.60%	6.1	0.6%	$976	$100,124	9.48%
Securitized Manufactured Housing Loan Portfolio II	128,975	128,117	4,653	8.11%	9.62%	4.9	16.5%	1,998	150,123	7.54%
Residential Loans	45,968	35,409	172	7.49%	2.26%	5.2	100.0%	6,756	42,214	7.41%
Total Residential Mortgage Loans Held-for-Investment, Net (E) (F)	$277,624	$255,450	7,645	8.50%	8.02%	5.4	24.4%	$9,730	$292,461	8.19%
Subprime Mortgage Loans Subject to Call Option	$406,217	$406,217							$405,814

(A)	The aggregate United States federal income tax basis for such assets at December 31, 2013 was approximately $748.5 million (unaudited), excluding the securitized subprime mortgage loans, which are fully consolidated for tax purposes. Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $4.3 million for the manufactured housing loans.
(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(C)	Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers in bankruptcy) or considered real estate owned (“REO”). As of December 31, 2013 and December 31, 2012, $76.5 million and $137.7 million face amount of real estate related and other loans, respectively, was on non-accrual status.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
(D) Loans which are more than 3% of the total current carrying value (or $13.1 million) at December 31, 2013 are as follows:

		December 31, 2013
Loan Type		Outstanding Face Amount	Carrying Value	Prior Liens (1)	Loan Count	Yield (2)	Coupon (2)	Weighted Average Maturity (Years)
Individual Bank Loan	(3)	$185,579	$155,579	573,000	1	24.90%	15.55%	0.6
Individual B-Note Loan	(4)	52,169	49,236	2,013,921	1	12.00%	3.04%	0.8
Individual Mezzanine Loan	(4)	36,016	34,395	742,473	1	7.00%	7.00%	1.3
Individual Whole Loan	(5)	29,117	29,117	—	1	3.65%	3.65%	0.0
Individual Mezzanine Loan	(4)	28,939	28,939	169,933	1	7.00%	8.00%	0.6
Individual Mezzanine Loan	(4)	24,581	24,581	311,649	1	9.00%	9.00%	3.3
Individual Mezzanine Loan	(4)	24,500	24,500	75,000	1	6.00%	8.17%	0.9
Individual B-Note Loan	(4)	21,500	21,500	36,000	1	7.00%	8.48%	0.3
Individual B-Note Loan	(4)	22,629	18,795	128,897	1	12.00%	7.32%	5.0
Individual Mezzanine Loan	(6)	14,205	14,205	—	1	3.42%	3.31%	0.0
Others	(7)	128,594	36,683		10	7.73%	6.85%	1.4
		$567,829	$437,530		20	13.92%	9.39%	1.1

(1)	Represents face amount of third party liens that are senior to Newcastle’s position.
(2)	For others, represents weighted average yield and weighted average coupon.
(3)	Interest accrued to principal balance over life to maturity with a discounted payoff option prior to April 2015. Following a public offering by the debt issuer in January 2014, Newcastle received cash of $83.3 million, which reduced the face of the loan to $99.4 million.
(4)	Interest only payments over life to maturity and balloon principal payment upon maturity.
(5)	Interest only payments over life to maturity with a discounted payoff option prior to April 2014. The borrower repaid the financing and received the discount in January 2014.
(6)	The borrower repaid the financing in January 2014.
(7)	Various terms of payment. This represents $71.0 million, $44.0 million, $13.0 million and $0.6 million face amounts of bank loans, mezzanine loans, B-notes and whole loans, respectively. Each of the ten loans had a carrying value of less than $13.1 million at December 31, 2013.

(E)	The following is an aging analysis of past due residential loans held-for-investment as of December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	REO	Total Past Due	Current	Total Outstanding Face Amount
Securitized Manufactured Housing Loan Portfolio I	$655	$99	$550	$327	$1,631	$101,050	$102,681
Securitized Manufactured Housing Loan Portfolio II	$963	$390	$1,208	$400	$2,961	$126,014	$128,975
Residential Loans	$392	$798	$4,832	$1,126	$7,148	$38,820	$45,968

Newcastle’s management monitors the credit qualities of the Manufactured Housing Loan Portfolios I and II and residential loans primarily by using the aging analysis, current trends in delinquencies and the actual loss incurrence rate.

(F)	Loans acquired at a discount for credit quality.

Newcastle’s investments in real estate related and other loans and non-securitized manufactured housing loans were classified as held-for-sale as of December 31, 2013 and December 31, 2012. Loans held-for-sale are marked to the lower of carrying value or fair value.

Newcastle’s investment in the securitized manufactured housing loan portfolios I and II were classified as held-for-investment as of December 31, 2013 and December 31, 2012. In connection with the securitizations of the manufactured housing loan portfolios, Newcastle gave representations and warranties with respect to the manufactured housing loans sold to the securitization trusts. To the extent a breach of any such representations and warranties materially and adversely affects the value or enforceability of the related loans, Newcastle will be required to repurchase such loans from the respective securitization trusts.

Newcastle’s investment in the residential loans was classified as held-for-investment as of December 31, 2013 and December 31, 2012.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
The following is a summary of real estate related and other loans by maturity at December 31, 2013:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$12,000	$—	1
2014	115,623	49,236	5
2015	57,943	56,271	5
2016	64,955	63,334	2
2017	94,912	81,213	4
2018	22,628	18,796	1
Thereafter	199,768	168,680	2
Total	$567,829	$437,530	20

(1)	Based on the final extended maturity date of each loan investment as of December 31, 2013.
(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of real estate related and other loans and residential mortgage loans are as follows:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans	NPL Reverse Mortgage Loans
December 31, 2010	$782,605	$253,213	$124,974	—
Purchases / additional fundings	384,850	—	—	—
Interest accrued to principal balance	19,507	—	—	—
Principal paydowns	(270,767)	(8,818)	(30,514)	—
Sales	(125,141)	—	—	—
Transfer to held for investment	—	(238,721)	238,721	—
Valuation (allowance) reversal on loans	21,629	(2,864)	(3,602)	—
Accretion of loan discount and other amortization	(7)	—	2,371	—
Other	904	(123)	(714)	—
December 31, 2011	$813,580	$2,687	$331,236	$—
Purchases / additional fundings	109,491	—	—	—
Interest accrued to principal balance	22,835	—	—	—
Principal paydowns	(129,950)	(686)	(38,182)	—
Valuation (allowance) reversal on loans	28,213	493	(4,119)	—
Loss on repayment of loans held for sale	(1,614)	—	—	—
Accretion of loan discount and other amortization	—	—	4,002	—
Other	577	(23)	(476)	—
December 31, 2012	$843,132	$2,471	$292,461	$—
Purchases / additional fundings	315,296	—	—	35,138
Interest accrued to principal balance	26,588	—	—	—
Principal paydowns	(257,335)	(373)	(45,665)	—
Sales	(101,338)	—	—	—
New Residential spin-off	—	—	—	(35,865)
Conversion to equity-GateHouse	(393,531)	—	—	—
Elimination after restructure-Golf	(29,412)	—	—	—
Valuation (allowance) reversal on loans	19,479	105	5,451	—
Gain on repayment of loans held for sale	7,216	—	—	—
Accretion of loan discount and other amortization	6,689	—	3,684	727
Other	746	(18)	(481)	—
December 31, 2013	$437,530	$2,185	$255,450	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
The following is a rollforward of the related loss allowance:

	Held for Sale		Held for Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans (B)
Balance at December 31, 2011	$(228,017)	$(2,461)	$(26,075)
Charge-offs (A)	17,742	896	7,716
Valuation (allowance) reversal on loans	28,213	493	(4,119)
Balance at December 31, 2012	$(182,062)	$(1,072)	$(22,478)
Charge-offs (A)	68,546	143	4,780
Valuation (allowance) reversal on loans	19,479	105	5,451
Balance at December 31, 2013	$(94,037)	$(824)	$(12,247)

(A)	The charge-offs for real estate related loans represent three and six loans which were written off, sold, restructured, or paid off at a discounted price during 2013 and 2012, respectively.
(B)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

The average carrying amount of Newcastle’s real estate related and other loans was approximately $761.7 million, $843.4 million and $795.3 million during 2013, 2012 and 2011, respectively, on which Newcastle earned approximately $81.5 million, $81.5 million and $65.7 million of gross interest revenues, respectively.

The average carrying amount of Newcastle’s residential mortgage loans was approximately $282.7 million, $312.5 million and $354.9 million during 2013, 2012 and 2011, respectively, on which Newcastle earned approximately $27.3 million, $31.6 million and $34.1 million of gross interest revenues, respectively.

The loans are encumbered by various debt obligations as described in Note 14.

The table below summarizes the geographic distribution of real estate related and other loans and residential loans at December 31, 2013:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$94,204	29.9%	$168,132	59.9%
Northeastern U.S.	34,847	11.0%	9,014	3.2%
Southeastern U.S.	52,178	16.5%	61,646	22.0%
Midwestern U.S.	11,296	3.6%	10,490	3.7%
Southwestern U.S.	32,005	10.1%	31,424	11.2%
Foreign	91,129	28.9%	47	0.0%
	$315,659	100.0%	$280,753	100.0%
Other	252,170	(A)
	$567,829

(A)	Includes corporate bank loans which are not directly secured by real estate assets.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

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

	Subprime Portfolio
	I	II
Date of acquisition	March 2006	March 2007
Original number of loans (approximate)	11,300	7,300
Predominant origination date of loans	2005	2006
Original face amount of purchase	$1.5 billion	$1.3 billion

Pre-securitization loan write-down	($4.1 million)	($5.8 million)
Gain on pre-securitization hedge	$5.5 million	$5.8 million
Gain on sale	Less than $0.1 million	$0.1 million

Securitization date	April 2006	July 2007
Face amount of loans at securitization	$1.5 billion	$1.1 billion
Face amount of notes sold by trust	$1.4 billion	$1.0 billion
Stated maturity of notes	March 2036	April 2037
Face amount of notes retained by Newcastle	$37.6 million	$38.8 million
Fair value of equity retained by Newcastle	$62.4 million (A)	$46.7 million (A)

Key assumptions in measuring such fair value (A):
Weighted average life (years)	3.1	3.8
Expected credit losses	5.3%	8.0%
Weighted average constant prepayment rate	28.0%	30.1%
Discount rate	18.8%	22.5%
(A)	As of the date of transfer.

The following table presents information on the retained interests in the securitizations of Subprime Portfolios I and II at December 31, 2013:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$372,661	$506,620	$879,281
Loans subject to call option (carrying value)	$299,176	$107,041	$406,217
Retained interests (fair value) (B)	$2,485	$—	$2,485
(A)	Average loan seasoning of 101 months and 83 months for Subprime Portfolios I and II, respectively, at December 31, 2013.
(B)	The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained note was 24.53% as of December 31, 2013.
140

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of December 31, 2013 (unaudited, except stated otherwise):

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB) (A)	$372,661	$506,620
Weighted average coupon rate of loans	5.88%	5.19%
Delinquencies of 60 or more days (UPB) (B)	$110,539	$204,653
Net credit losses for year ended
December 31, 2013	$26,388	$44,855
December 31, 2012	$27,548	$34,866
Cumulative net credit losses	$246,805	$301,574
Cumulative net credit losses as a % of original UPB	16.4%	27.7%
Percentage of ARM loans (C)	51.5%	57.0%
Percentage of loans with loan-to-value ratio >90%	9.4%	7.7%
Percentage of interest-only loans	11.4%	14.2%
Face amount of debt (A) (D)	$368,661	$506,620
Weighted average funding cost of debt (E)	0.53%	0.45%

(A)	Audited.
(B)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.
(C)	ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.
(D)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at December 31, 2013.
(E)	Includes the effect of applicable hedges.

Newcastle received negligible cash flows from the retained interests of Subprime Portfolios I and II during the years ended December 31, 2013, 2012 and 2011.

8. INVESTMENTS IN CDO SERVICING RIGHTS

In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the years ended December 31, 2013 and 2012, Newcastle recorded $0.3 million and $0.3 million, respectively of servicing rights amortization and no servicing rights impairment. As of December 31, 2013, Newcastle’s servicing asset had a carrying value of $1.4 million recorded in receivables and other assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

9. INVESTMENTS IN SENIOR HOUSING REAL ESTATE

In the year ended December 31, 2013, Newcastle completed eight acquisitions of senior housing properties described in Note 3. The following table sets forth certain information regarding the investments in real estate at December 31, 2013:

		Initial Cost				Costs Capitalized Subsequent to Acquisition	Gross Carrying Amount (B) (F)
					Furniture, Fixtures and Equipment					Furniture, Fixtures and Equipment		Accumulated Depreciation (B)(C)
Property Type (A)				Building Improvements					Building Improvements
	City, State	Land	Building				Land	Building			Total
Investments during 2012
AL/MC	Scottsdale, AZ	$2,307	$16,809	$183	$101	$170	$2,307	$16,809	$327	$127	$19,570	$(708)
AL/MC	Citrus Heights, CA	831	3,089	94	59	29	831	3,090	114	67	4,102	(154)
AL/MC	Santa Cruz, CA	2,255	20,931	265	58	124	2,255	20,932	370	76	23,633	(870)
AL/MC	Clovis, CA	1,133	16,789	205	45	77	1,133	16,790	235	91	18,249	(671)
AL/MC	Boise, ID	1,465	13,157	477	58	116	1,465	13,157	580	71	15,273	(599)
AL/MC	Corvallis, OR	1,060	4,886	164	8	56	1,060	4,886	196	32	6,174	(209)
AL/MC	Eugene, OR	935	20,383	411	91	88	935	20,383	507	83	21,908	(862)
AL/MC	Cottonwood Heights, UT	1,496	16,160	238	58	154	1,496	16,160	275	175	18,106	(674)
AL/MC	Bountiful, UT	570	9,492	66	50	362	570	9,492	298	180	10,540	(355)
AL/MC	Taylorsville, UT	1,111	3,009	117	39	266	1,111	3,009	242	180	4,542	(154)
AL/MC	Salt Lake City, UT	700	3,253	44	15	212	700	3,253	131	140	4,224	(129)
AL/MC	Fort Worth, TX	2,130	16,260	338	672	139	2,130	16,260	423	726	19,539	(775)
Subtotal 2012		$15,993	$144,218	$2,602	$1,254	$1,793	$15,993	$144,221	$3,698	$1,948	$165,860	(6,160)
Investments during 2013
IL-only	Poughkeepsie, NY	—	11,848	282	670	102	—	11,849	341	712	12,902	(215)
AL/MC	Brooksville, FL	1,807	8,578	211	568	74	1,807	8,578	230	623	11,238	(150)
AL/MC	Port Charlotte, FL	1,078	8,381	231	679	51	1,078	8,383	238	721	10,420	(158)
AL/MC	Bradenton, FL	1,177	9,129	211	748	75	1,177	9,129	229	805	11,340	(172)
AL/MC	Brooksville, FL	708	4,895	244	439	43	708	4,895	254	472	6,329	(101)
AL/MC	Bradenton, FL	1,367	14,124	235	1,247	124	1,367	14,124	259	1,347	17,097	(270)
AL/MC	Hollywood, FL	918	4,057	204	509	94	918	4,057	239	568	5,782	(99)
AL/MC	Pinellas Park, FL	1,447	9,564	185	848	56	1,447	9,564	203	886	12,100	(183)
AL/MC	Lake Placid, FL	1,217	4,442	277	838	40	1,217	4,442	282	873	6,814	(131)
AL/MC	Hollywood, FL	948	4,624	126	399	50	948	4,624	138	437	6,147	(91)
AL/MC	Venice, FL	1,078	13,034	277	838	59	1,078	13,034	290	884	15,286	(222)
AL/MC	New Bern, NC	1,676	12,808	234	1,148	132	1,676	12,808	258	1,256	15,998	(250)
AL/MC	Winter Haven, FL	3,532	21,840	222	1,477	148	3,532	21,840	287	1,560	27,219	(371)
AL/MC	Sanford, FL	1,407	8,742	269	629	63	1,407	8,742	291	670	11,110	(159)
AL/MC	Spring Hill, FL	798	5,449	248	529	44	798	5,449	261	560	7,068	(114)
AL/MC	Lakeland, FL	1,108	14,790	48	918	76	1,108	14,790	70	972	16,940	(239)
AL/MC	Media, PA	1,940	15,834	406	870	140	1,940	15,834	440	976	19,190	(233)
AL/MC	Port Charlotte, FL	2,000	13,316	252	1,370	163	2,000	13,316	275	1,510	17,101	(213)
AL/MC	Pittsburgh, PA	3,260	11,435	203	410	207	3,260	11,435	352	468	15,515	(129)
IL-only	Richmond, VA	1,630	9,241	329	705	115	1,630	9,241	419	730	12,020	(69)
AL/MC	Fort Myers, FL	1,950	9,018	242	1,040	48	1,950	9,018	242	1,088	12,298	(18)
IL-only	Surprise, AZ	1,150	11,083	248	646	—	1,150	11,083	248	646	13,127	(9)
IL-only	Santa Clara, CA	—	17,979	609	767	—	—	17,979	609	767	19,355	(15)
IL-only	Pueblo, CO	454	13,983	63	384	—	454	13,983	63	384	14,884	(10)
IL-only	Rocky Hill, CT	—	23,976	215	615	—	—	23,976	215	615	24,806	(18)
IL-only	Farmington, CT	3,649	23,586	155	272	—	3,649	23,586	155	272	27,662	(16)
IL-only	Urbandale, IA	706	12,017	270	484	—	706	12,017	270	484	13,477	(10)
IL-only	Bettendorf, IA	1,512	10,991	136	474	—	1,512	10,991	136	474	13,113	(9)
IL-only	Topeka, KS	333	14,500	221	746	—	333	14,500	221	746	15,800	(13)

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

		Initial Cost				Costs Capitalized Subsequent to Acquisition	Gross Carrying Amount (B) (F)
					Furniture, Fixtures and Equipment					Furniture, Fixtures and Equipment		Accumulated Depreciation (B)(C)
Property Type (A)				Building Improvements					Building Improvements
	City, State	Land	Building				Land	Building			Total
Senior Housing Properties:
IL-only	Salem, OR	1,411	16,772	240	907	—	1,411	16,772	240	907	19,330	(15)
IL-only	St Louis, MO	1,079	24,741	162	847	—	1,079	24,741	162	847	26,829	(19)
IL-only	Durham, NC	1,079	22,424	199	615	—	1,079	22,424	199	615	24,317	(17)
IL-only	Cary, NC	2,137	19,310	195	786	—	2,137	19,310	195	786	22,428	(16)
IL-only	Reno, NV	1,079	19,821	336	615	—	1,079	19,821	336	615	21,851	(16)
IL-only	Salem, OR	917	6,423	362	—	—	917	6,423	362	—	7,702	(5)
IL-only	Corvallis, OR	1,129	7,830	77	232	—	1,129	7,830	77	232	9,268	(6)
IL-only	Hillsboro, OR	1,643	11,890	125	494	—	1,643	11,890	125	494	14,152	(10)
IL-only	Eugene, OR	1,603	17,452	262	686	—	1,603	17,452	262	686	20,003	(14)
IL-only	Harrisburg, PA	1,008	22,683	116	776	—	1,008	22,683	116	776	24,583	(18)
IL-only	Boyertown, PA	313	18,292	91	504	—	313	18,292	91	504	19,200	(14)
IL-only	Clarksville, TN	635	10,624	149	302	—	635	10,624	149	302	11,710	(8)
IL-only	Dallas, TX	2,389	12,364	167	534	—	2,389	12,364	167	534	15,454	(10)
IL-only	Denton, TX	1,018	18,611	237	726	—	1,018	18,611	237	726	20,592	(15)
IL-only	San Antonio, TX	1,553	15,056	178	272	—	1,553	15,056	178	272	17,059	(11)
IL-only	Flower Mound, TX	2,107	17,616	243	716	—	2,107	17,616	243	716	20,682	(15)
IL-only	Dallas, TX	2,883	12,230	232	454	—	2,883	12,230	232	454	15,799	(10)
IL-only	Eau Claire, WI	524	18,951	250	655	—	524	18,951	250	655	20,380	(15)
IL-only	Simi Valley, CA	3,161	21,489	191	719	—	3,161	21,489	191	719	25,560	(17)
IL-only	Lakewood, CO	1,307	13,656	542	344	—	1,307	13,656	542	344	15,849	(11)
IL-only	Greeley, CO	233	13,572	151	588	—	233	13,572	151	588	14,544	(11)
IL-only	Fort Collins, CO	628	17,671	154	618	—	628	17,671	154	618	19,071	(14)
IL-only	Tallahassee, FL	1,084	19,912	259	658	—	1,084	19,912	259	658	21,913	(16)
IL-only	Sarasota, FL	658	21,508	213	658	—	658	21,508	213	658	23,037	(16)
IL-only	Port Richey, FL	1,084	13,796	202	760	—	1,084	13,796	202	760	15,842	(12)
IL-only	Normal, IL	324	14,112	209	618	—	324	14,112	209	618	15,263	(12)
IL-only	Wichita, KS	496	17,438	213	790	—	496	17,438	213	790	18,937	(15)
IL-only	Paducah, KY	263	23,413	199	851	—	263	23,413	199	851	24,726	(19)
IL-only	Shreveport, LA	517	5,479	72	172	—	517	5,479	72	172	6,240	(4)
IL-only	Fort Gratiot, MI	61	15,552	334	821	—	61	15,552	334	821	16,768	(14)
IL-only	St Joseph, MO	851	15,913	277	618	—	851	15,913	277	618	17,659	(13)
IL-only	Ridgeland, MS	952	7,020	199	527	—	952	7,020	199	527	8,698	(7)
IL-only	Missoula, MT	304	16,090	141	648	—	304	16,090	141	648	17,183	(13)
IL-only	Greece, NY	689	20,181	184	658	—	689	20,181	184	658	21,712	(16)
IL-only	Fayetteville, NY	770	25,116	166	658	—	770	25,116	166	658	26,710	(18)
IL-only	Ballwin, MO	1,236	16,134	159	517	—	1,236	16,134	159	517	18,046	(12)
IL-only	Corvallis, OR	1,520	17,659	219	831	—	1,520	17,659	219	831	20,229	(15)
IL-only	Lemoyne, PA	922	25,074	148	658	—	922	25,074	148	658	26,802	(18)
IL-only	Arlington, TX	314	9,525	473	385	—	314	9,525	473	385	10,697	(9)
IL-only	Richardson, TX	1,297	11,872	206	699	—	1,297	11,872	206	699	14,074	(11)
IL-only	Lubbock, TX	1,003	20,501	425	932	—	1,003	20,501	425	932	22,861	(18)
IL-only	North Logan, UT	1,033	17,356	337	729	—	1,033	17,356	337	729	19,455	(15)
IL-only	Yorktown, VA	2,178	19,055	197	679	—	2,178	19,055	197	679	22,109	(15)
Subtotal 2013		$86,242	$1,055,448	$16,344	$47,524	$1,904	$86,242	$1,055,451	$17,006	$48,763	$1,207,462	$(4,262)
Total		$102,235	$1,199,666	$18,946	$48,778	$3,697	$102,235	$1,199,672	$20,704	$50,711	$1,373,322	$(10,422)

Continued on next page.
143

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
		Year	Year
Property		Acquired	Constructed/	Net Carrying Value		Encumbrances (E)
Type (A)	City, State	(D)	Renovated (D)	12/31/2013	12/31/2012	12/31/2013	12/31/2012
AL/MC	Scottsdale, AZ	2012	1999/2005	$18,862	$19,212	$16,380	$12,600
AL/MC	Citrus Heights, CA	2012	1997/2011	3,948	4,027	3,440	2,940
AL/MC	Santa Cruz, CA	2012	1990/NA	22,763	23,272	19,850	17,220
AL/MC	Clovis, CA	2012	1998/2007	17,578	17,969	15,343	11,700
AL/MC	Boise, ID	2012	1997/2011	14,674	15,016	12,799	12,960
AL/MC	Corvallis, OR	2012	1999/NA	5,965	6,069	5,166	3,020
AL/MC	Eugene, OR	2012	1998/NA	21,046	21,607	18,425	15,480
AL/MC	Cottonwood Heights, UT	2012	2001/NA	17,432	17,772	15,159	12,480
AL/MC	Bountiful, UT	2012	1978/2000	10,185	10,171	8,819	10,024
AL/MC	Taylorsville, UT	2012	1976/1994	4,388	4,276	3,704	3,341
AL/MC	Salt Lake City, UT	2012	1984/2007	4,095	4,017	3,476	2,635
AL/MC	Fort Worth, TX	2012	1986/NA	18,764	19,393	16,125	16,125
				$159,700	$162,801	$138,686	$120,525
IL-only	Poughkeepsie, NY	2013	2001/NA	12,687	—	14,100	—
AL/MC	Brooksville, FL	2013	1960/2012	11,088	—	9,951	—
AL/MC	Port Charlotte, FL	2013	1998/NA	10,262	—	9,240	—
AL/MC	Bradenton, FL	2013	1973/1988	11,168	—	10,041	—
AL/MC	Brooksville, FL	2013	1988/NA	6,228	—	5,603	—
AL/MC	Bradenton, FL	2013	1988/NA	16,827	—	15,128	—
AL/MC	Hollywood, FL	2013	1998/NA	5,683	—	5,069	—
AL/MC	Pinellas Park, FL	2013	1986/2007	11,917	—	10,735	—
AL/MC	Lake Placid, FL	2013	2007/NA	6,683	—	6,039	—
AL/MC	Hollywood, FL	2013	1988/2012	6,056	—	5,434	—
AL/MC	Venice, FL	2013	1998/NA	15,064	—	13,572	—
AL/MC	New Bern, NC	2013	1985/2004	15,748	—	14,141	—
AL/MC	Winter Haven, FL	2013	1984/NA	26,848	—	19,199	—
AL/MC	Sanford, FL	2013	1984/NA	10,951	—	5,549	—
AL/MC	Spring Hill, FL	2013	1988/2006	6,954	—	7,405	—
AL/MC	Lakeland, FL	2013	1984/NA	16,701	—	9,082	—
AL/MC	Media, PA	2013	1995/NA	18,957	—	16,875	—
AL/MC	Port Charlotte, FL	2013	1985/2004	16,888	—	14,250	—
AL/MC	Pittsburgh, PA	2013	1996/NA	15,386	—	8,250	—
IL-only	Richmond, VA	2013	1987/2008	11,951	—	8,775	—
AL/MC	Fort Myers, FL	2013	1988/NA	12,280	—	10,688	—
IL-only	Surprise, AZ	2013	1998/NA	13,118	—	10,046	—
IL-only	Santa Clara, CA	2013	1991/NA	19,340	—	14,814	—
IL-only	Pueblo, CO	2013	1985/NA	14,874	—	11,392	—
IL-only	Rocky Hill, CT	2013	1998/NA	24,788	—	18,988	—
IL-only	Farmington, CT	2013	1989/NA	27,646	—	21,174	—
IL-only	Urbandale, IA	2013	1995/NA	13,467	—	10,316	—
IL-only	Bettendorf, IA	2013	1990/NA	13,104	—	10,037	—
IL-only	Topeka, KS	2013	1998/NA	15,787	—	12,094	—
IL-only	Salem, OR	2013	1990/NA	19,315	—	14,797	—
IL-only	St Louis, MO	2013	2006/NA	26,810	—	20,537	—
IL-only	Durham, NC	2013	1989/NA	24,300	—	18,615	—
IL-only	Cary, NC	2013	2003/NA	22,412	—	17,169	—
IL-only	Reno, NV	2013	2002/NA	21,835	—	16,726	—
IL-only	Salem, OR	2013	1990/NA	7,697	—	5,897	—

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
		Year	Year
Property		Acquired	Constructed/	Net Carrying Value		Encumbrances (E)
Type (A)	City, State	(D)	Renovated (D)	12/31/2013	12/31/2012	12/31/2013	12/31/2012
IL-only	Corvallis, OR	2013	1983/NA	9,262	—	7,094	—
IL-only	Hillsboro, OR	2013	1996/NA	14,142	—	10,834	—
IL-only	Eugene, OR	2013	1995/NA	19,989	—	15,311	—
IL-only	Harrisburg, PA	2013	2000/NA	24,565	—	18,819	—
IL-only	Boyertown, PA	2013	1997/NA	19,186	—	14,697	—
IL-only	Clarksville, TN	2013	1993/NA	11,702	—	8,965	—
IL-only	Dallas, TX	2013	1996/NA	15,444	—	11,830	—
IL-only	Denton, TX	2013	2005/NA	20,577	—	15,763	—
IL-only	San Antonio, TX	2013	1984/NA	17,048	—	13,058	—
IL-only	Flower Mound, TX	2013	2007/NA	20,667	—	15,832	—
IL-only	Dallas, TX	2013	2001/NA	15,789	—	12,094	—
IL-only	Eau Claire, WI	2013	2003/NA	20,365	—	15,601	—
IL-only	Simi Valley, CA	2013	2006/NA	25,543	—	19,658	—
IL-only	Lakewood, CO	2013	1992/NA	15,838	—	12,190	—
IL-only	Greeley, CO	2013	1986/NA	14,533	—	11,185	—
IL-only	Fort Collins, CO	2013	1987/NA	19,057	—	14,668	—
IL-only	Tallahassee, FL	2013	2001/NA	21,897	—	16,854	—
IL-only	Sarasota, FL	2013	2005/NA	23,021	—	17,719	—
IL-only	Port Richey, FL	2013	1987/NA	15,830	—	12,184	—
IL-only	Normal, IL	2013	1989/NA	15,251	—	11,739	—
IL-only	Wichita, KS	2013	2001/NA	18,922	—	14,565	—
IL-only	Paducah, KY	2013	2004/NA	24,707	—	19,017	—
IL-only	Shreveport, LA	2013	1988/NA	6,236	—	4,799	—
IL-only	Fort Gratiot, MI	2013	2001/NA	16,754	—	12,895	—
IL-only	St Joseph, MO	2013	1990/NA	17,646	—	13,581	—
IL-only	Ridgeland, MS	2013	1986/NA	8,691	—	6,689	—
IL-only	Missoula, MT	2013	1997/NA	17,170	—	13,216	—
IL-only	Greece, NY	2013	2004/NA	21,696	—	16,699	—
IL-only	Fayetteville, NY	2013	2003/NA	26,692	—	20,543	—
IL-only	Ballwin, MO	2013	1990/NA	18,034	—	13,879	—
IL-only	Corvallis, OR	2013	1999/NA	20,214	—	15,558	—
IL-only	Lemoyne, PA	2013	2002/NA	26,784	—	20,614	—
IL-only	Arlington, TX	2013	1987/NA	10,688	—	8,227	—
IL-only	Richardson, TX	2013	1996/NA	14,063	—	10,824	—
IL-only	Lubbock, TX	2013	1997/NA	22,843	—	17,582	—
IL-only	North Logan, UT	2013	2001/NA	19,440	—	14,963	—
IL-only	Yorktown, VA	2013	2005/NA	22,094	—	17,003	—
			Subtotal	$1,203,200	$—	$938,477	$—
			Total	$1,362,900	$162,801	$1,077,163	$120,525

(A) AL represents assisted living; IL represents independent living and MC represents memory care.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

(B)	The following is a rollforward of the gross carrying amount and accumulated depreciation of senior housing real estate for the years ended December 31, 2013 and 2012.

	Year ended December 31,
	2013	2012
Gross Carrying Amount
Balance at beginning of year	$164,359	$—
Additions:
Acquisitions of real estate	1,205,558	164,067
Improvements	3,450	296
Transferred from operating real estate held for sale	—	—
Disposals:
Disposal of long-lived assets	(45)	(4)
Balance at end of year	$1,373,322	$164,359

Accumulated Depreciation
Balance at beginning of year	$(1,558)	$—
Additions:
Depreciation expense	(8,874)	(1,559)
Transferred from assets held for sale	—	—
Disposals:
Disposal of long-lived assets	10	1
Balance at end of year	$(10,422)	$(1,558)

(C)	Depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2.
(D)	Unaudited.
(E)	See Note 14.
(F)	The aggregate United States federal income tax basis for Newcastle’s senior housing real estate at December 31, 2013 was approximately $1.4 billion.

The investments in senior housing real estate are generally financed with non-recourse mortgage notes payable (see Note 14).

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, for Newcastle’s triple net leases relating to the Holiday Portfolio as of December 31, 2013:

Total Holiday Portfolio
2014	$65,031
2015	67,957
2016	71,015
2017	74,211
2018	76,808
Thereafter	1,170,819
Total	$1,525,841

The resident leases relating to Newcastle’s managed senior housing properties are generally cancelable within a 30-day notice.

10. INVESTMENTS IN OTHER REAL ESTATE

In the year ended December 31, 2013, Newcastle acquired other real estate assets as part of the acquisition of the Golf business, which consisted of primarily land, buildings, machinery and equipment. These assets were recognized at fair value on the acquisition date. The following table summarizes the balances of other real estate assets at December 31, 2013. Please refer to Note 3 for a description of the Golf acquisition.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

			Initial Cost					Gross Carrying Amount (B) (F)
							Costs
					Furniture,		Capitalized				Furniture,			Accumulated
Property				Building	Fixtures and	Construction	Subsequent to			Building	Fixtures and	Construction		Depreciation
Type (A)	City, State	Land	Building	Improvements	Equipment	In-Progress	Acquisition	Land	Building	Improvements	Equipment	In-Progress	Total	(B),(C)
GC	California	$62,000	$21,185	$59,116	$12,461	$4,766	$—	$62,000	$21,185	$59,116	$12,461	$4,766	$159,528	$—
GC	Florida	—	406	759	822	35	—	—	406	759	822	35	2,022	—
GC	Georgia	2,400	1,635	8,055	729	—	—	2,400	1,635	8,055	729	—	12,819	—
GC	Hawaii	—	17	192	135	—	—	—	17	192	135	—	344	—
GC	Idaho	2,700	321	1,995	271	13	—	2,700	321	1,995	271	13	5,300	—
GC	New Jersey	7,733	—	—	—	—	—	7,733	—	—	—	—	7,733	—
GC	New Mexico	1,700	1,171	6,703	447	359	—	1,700	1,171	6,703	447	359	10,380	—
GC	New York	—	22,818	2,168	2,219	48	—	—	22,818	2,168	2,219	48	27,253	—
GC	Oklahoma	—	761	294	344	68	—	—	761	294	344	68	1,467	—
GC	Oregon	6,900	1,540	7,166	457	50	—	6,900	1,540	7,166	457	50	16,113	—
GC	Tennessee	6,400	297	2,018	322	233	—	6,400	297	2,018	322	233	9,270	—
GC	Texas	—	166	276	569	59	—	—	166	276	569	59	1,070	—
GC	Virginia	—	33	1	66	—	—	—	33	1	66	—	100	—
GC	Washington	3,701	265	1,993	186	29	—	3,701	265	1,993	186	29	6,174	—
		$93,534	$50,615	$90,736	$19,028	$5,660	$—	$93,534	$50,615	$90,736	$19,028	$5,660	$259,573	$—

Other Operating Real Estate (E):
OB	Beavercreek, OH	$386	$2,287	$—	$—	$—	$413	$364	$2,170	$390	$—	$—	$2,924	$(779)
OB	Beavercreek, OH	401	2,326	—	—	—	175	381	2,268	92	—	—	2,741	(547)
OB	Beavercreek, OH	382	2,242	—	—	—	587	361	2,150	488	—	—	2,999	(741)
		$1,169	$6,855	$—	$—	$—	$1,175	$1,106	$6,588	$970	$—	$—	$8,664	$(2,067)
		$94,703	$57,470	$90,736	$19,028	$5,660	$1,175	$94,640	$57,203	$91,706	$19,028	$5,660	$268,237	$(2,067)

		Year	Year		Ending
Property		Acquired	Constructed/	Net Rentable	Occupancy
Type (A)	City, State	(D)	Renovated (D)	Sq. Ft. (D)	(D)

Other Operating Real Estate (E):
OB	Beavercreek, OH	2006	1984/2006	55,024 Sq. Ft.	84.40%
OB	Beavercreek, OH	2006	1985/2006	29,916 Sq. Ft.	100.00%
OB	Beavercreek, OH	2006	1987/2006	45,500 Sq. Ft.	100.00%

        (A)    OB represents office building. GC represents golf course.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

(B) The following is a rollforward of the gross carrying amount and accumulated depreciation of other real estate for the years ended December 31, 2013 and 2012.

	Year ended December 31, 2013	Year ended December 31, 2012
Gross Carrying Amount
Balance at beginning of year	$8,520	$—
Additions:
Acquisitions of other real estate	259,573	—
Improvements	144	—
Transferred from operating real estate held for sale	—	8,520
Disposals:
Disposal of long-lived assets	—	—
Balance at end of year	$268,237	$8,520

Accumulated Depreciation
Balance at beginning of year	$(1,848)	$—
Additions:
Depreciation expense	(219)	(1,191)
Transferred from assets held-for-sale	—	(657)
Disposals:
Disposal of long-lived assets	—	—
Balance at end of year	$(2,067)	$(1,848)

(C)	Depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2.
(D)	Unaudited.
(E)	The other operating real estate assets were pledged as collateral in one of Newcastle’s non-recourse financing structures at December 31, 2013.
(F)	The aggregate United States federal income tax basis for Newcastle’s other operating real estate at December 31, 2013 was approximately $266.6 million.

The real estate assets in the Golf businesses are encumbered by various debt obligations, as described in Note 14, at December 31, 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
11. PROPERTY, PLANT AND EQUIPMENT

In the year ended December 31, 2013, Newcastle acquired property, plant and equipment as part of the acquisition of the Media business which consisted of land, buildings, machinery and equipment. These assets were recognized at fair value on the acquisition date. The following table summarizes the balances of property, plant and equipment at December 31, 2013:

December 31, 2013
Land	23,087
Buildings and improvements	110,522
Machinery and equipment	125,836
Furniture, fixtures, and computer software	13,970
273,415
Less: accumulated depreciation and amortization	(3,227)
Total	$270,188

Year ended December 31,
2013
Gross Carrying Amount
Balance at beginning of acquisition	$272,153
Additions:
Acquisitions of property, plant and equipment	1,262
Improvements	—
Disposals:
Disposal of long-lived assets	—
Balance at end of year	$273,415

Accumulated Depreciation
Balance at beginning of acquisition	$—
Additions:
Depreciation expense	(3,227)
Transferred from assets held for sale	—
Disposals:
Disposal of long-lived assets	—
Balance at end of year	$(3,227)

Depreciation is calculated on a straight line basis using the estimated useful lives as described in Note 2.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
12. GOODWILL AND INTANGIBLES

The following table summarizes Newcastle’s goodwill and intangibles related to its senior housing real estate, media and golf businesses:

	December 31, 2013			December 31, 2012
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Amortizable intangible assets:
In-place resident lease intangibles	$112,267	$(21,902)	$90,365	$22,711	$(4,205)	$18,506
Non-compete intangibles	1,600	(223)	1,377	600	(20)	580
Land lease intangibles	3,498	(1)	3,497	—	—	—
PILOT intangible	3,700	(124)	3,576	—	—	—
Other intangibles	2,046	(2)	2,044	—	—	—
Total Senior Housing	123,111	(22,252)	100,859	23,311	(4,225)	19,086
Advertiser relationships	58,269	(359)	57,910	—	—	—
Customer relationships	5,666	(35)	5,631	—	—	—
Subscriber relationships	35,966	(221)	35,745	—	—	—
Trade name	268	(3)	265	—	—	—
Total Media	100,169	(618)	99,551	—	—	—
Trade name	700	—	700	—	—	—
Leasehold intangibles	52,066	—	52,066	—	—	—
Management contracts	39,000	—	39,000	—	—	—
Internally-developed software	800	—	800	—	—	—
Membership base	5,400	—	5,400	—	—	—
Total Golf	97,966	—	97,966	—	—	—
Total	$321,246	$(22,870)	$298,376	$23,311	$(4,225)	$19,086
Nonamortizable intangible assets:
Mastheads-Media	45,849	—	45,849
Liquor license-Golf	900	—	900
Goodwill	126,686	—	126,686
Total	$494,681	$(22,870)	$471,811

The unamortized balance of intangible assets at December 31, 2013 are expected to be charged to amortization expense as follows:

2014	$61,435
2015	49,122
2016	33,262
2017	16,304
2018	15,543
Thereafter	122,710
$298,376

The changes in the carrying amount of goodwill for the year ended December 31, 2013 are as follows:

Gross balance at January 1, 2013	$—
Business combination	126,686
Net balance at December 31, 2013	$126,686

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models rather than quotations. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2013 and do not take into consideration the effects of subsequent changes in market or other factors.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Fair Value Summary Table

The carrying values and estimated fair values of Newcastle’s assets and liabilities at December 31, 2013 and 2012 were as follows:

	December 31, 2013							December 31, 2012
	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost	Weighted Average Maturity (Years)		Carrying Value	Estimated Fair Value
Assets
Financial instruments:
Real estate securities, available-for-sale*	$1,170,905	$984,263	$984,263	Broker quotations, counterparty quotations, pricing services, pricing models	5.44%	2.9		$1,691,575	$1,691,575
Real estate related and other loans, held-for-sale, net	567,829	437,530	456,535	Broker quotations, counterparty quotations, pricing services, pricing models	13.92%	1.1		843,132	853,102
Residential mortgage loans, held-for-investment, net	277,624	255,450	252,039	Pricing models	8.50%	5.4		292,461	297,030
Residential mortgage loans, held-for-sale, net	3,129	2,185	2,185	Pricing models	19.34%	4.4		2,471	2,471
Subprime mortgage loans subject to call option (B)	406,217	406,217	406,217	(B)	9.09%	(B	)	405,814	405,814
Restricted cash*		12,366	12,366					2,064	2,064
Cash and cash equivalents*		105,944	105,944					231,898	231,898
Non-hedge derivative assets(D)(E)*	116,806	43,662	43,662	Counterparty quotations	N/A	(D	)	165	165
Investments in senior housing real estate, net		1,362,900						162,801
Investments in other real estate, net		266,170						6,672
Property, plant and equipment, net		270,188						—
Goodwill and intangibles		471,811						19,086
Other investments		25,468						24,907
Receivables and other assets		208,409						17,197
Assets of discontinued operations		—						245,069
		$4,852,563						$3,945,312
Liabilities
Financial instruments:
CDO bonds payable (F)	$543,516	$544,525	$395,689	Pricing models	2.26%	1.9		$1,091,354	$781,856
Other bonds and notes payable (F)	243,745	230,279	235,464	Broker quotations, pricing models	3.50%	3.1		183,390	190,302
Repurchase agreements	556,347	556,347	556,347	Market comparables	0.52%	0.1		929,435	929,435
Mortgage notes payable	1,077,163	1,076,828	1,075,390	Pricing models	4.75%	6.8		120,525	120,525
Credit facilities, media and golf	335,498	334,514	334,514	(G)	6.68%	4.4
Financing of subprime mortgage loans subject to call option (B)	406,217	406,217	406,217	(B)	9.09%	(B	)	405,814	405,814
Junior subordinated notes payable	51,004	51,237	35,479	Pricing models	7.39%	21.3		51,243	31,545
Interest rate swaps, treated as hedges (C)(E)*	105,031	6,203	6,203	Counterparty quotations	N/A	(C	)	12,175	12,175
Non-hedge derivatives(D)(E)*	185,871	7,592	7,592	Counterparty quotations	N/A	(D	)	19,401	19,401
Dividends payable, accounts payable, accrued expenses and other liabilities		412,697						58,435
Liabilities of discontinued operations		—						480
		$3,626,439						$2,872,252

*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
(A)	Methods are listed in order of priority. In the case of real estate securities and real estate related and other loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 7), are noneconomic until such option is exercised, and are equal and offsetting.

(C)	Represents derivative agreements as follows:

Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate / Cap Rate	Aggregate Fair Value Asset / (Liability)

Interest rate swap agreements which receive 1-Month LIBOR:
2016	Apr	$105,031	5.04%	$(6,203)

(D)	This represents a linked transaction entered into in June 2013 with $116.8 million face amount of underlying financial securities. This derivative agreement was not designated as a hedge for accounting purposes as of December 31, 2013.

(E)	Newcastle’s derivatives fall into two categories. As of December 31, 2013, all derivatives liabilities, which represent three interest rate swaps, were held within Newcastle’s nonrecourse structures. An aggregate notional balance of $290.9 million, is only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. A derivative asset with an aggregate notional balance of $116.8 million, represents linked transactions with $116.8 million face amount of underlying financed securities. Newcastle’s interest rate swap counterparties include Bank of America and Bank of New York Mellon. Newcastle’s derivatives are included in other assets or other liabilities in the consolidated balance sheets, as applicable.

(F)	Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized. Assets held within CDOs and other non- recourse structures are generally not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

(G)	These credit facilities were entered into late in the fourth quarter of 2013 and Newcastle believes their terms are market terms as of December 31, 2013.

Refer to Note 15 for a discussion of the fair value of the New Media pension plan assets.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Newcastle has various processes and controls in place to ensure that fair value is reasonably estimated. With respect to the broker and pricing service quotations, to ensure these quotes represent a reasonable estimate of fair value, Newcastle’s quarterly procedures include a comparison to quotations from different sources, outputs generated from its internal pricing models and transactions Newcastle has completed with respect to these or similar securities, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on Newcastle’s internal pricing models, Newcastle’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters, where available, and models for reasonableness. Newcastle believes its valuation methods and the assumptions used are appropriate and consistent with other market participants. The board of directors has reviewed Newcastle’s process for determining the valuations of its investments based on information provided by the Manager and has concluded such process is reasonable and appropriate.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013:

			Fair Value
	Principal Balance or Notional Amount	Carrying Value	Level 2	Level 3	Total
Assets:
Real estate securities, available for sale:
CMBS	$333,121	$284,469	$—	$284,469	$284,469
REIT debt	29,200	31,186	31,186	—	31,186
Non-Agency RMBS	96,762	57,581	—	57,581	57,581
ABS - other real estate	8,464	—	—	—	—
FNMA / FHLMC	514,994	551,270	551,270	—	551,270
CDO	188,364	59,757	—	59,757	59,757
Real estate securities total	$1,170,905	984,263	582,456	401,807	984,263

Derivative assets:
Linked transactions at fair value	$116,806	$43,662	$—	$43,662	$43,662
Derivative assets total	$116,806	$43,662	$—	$43,662	$43,662
Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$105,031	$6,203	$6,203	$—	$6,203
Interest rate swaps, not treated as hedges	185,871	7,592	7,592	—	7,592
Derivative liabilities total	$290,902	$13,795	$13,795	$—	$13,795
154

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3 Assets
	CMBS		ABS		Equity/Other	Linked
	Conduit	Other	Subprime	Other	Securities	Transactions	Total

Balance at December 31, 2011	$956,905	$171,913	$128,622	$38,107	$55,986	$—	$1,351,533
CDO X Deconsolidation (A)	(767,660)	(40,172)	(86,704)	(26,174)	—	—	(920,710)
Total gains (losses) (B)
Included in net income (loss) (C)	(4,947)	(396)	828	(4,092)	—	—	(8,607)
Included in other comprehensive income (loss)	22,537	12,515	28,573	1,739	15,125	—	80,489
Amortization included in interest income	33,538	1,777	17,691	288	5,657	—	58,951
Purchases, sales and settlements
Purchases	116,087	—	315,475	—	—	—	431,562
Proceeds from sales	(43,259)	—	(3,295)	(3,743)	—	—	(50,297)
Proceeds from repayments	(58,432)	(24,015)	(45,215)	(4,650)	(5,743)	—	(138,055)
Balance at December 31, 2012	$254,769	$121,622	$355,975	$1,475	$71,025	$—	$804,866
Spin-off of New Residential (A)	—	—	(560,783)	—	—	—	(560,783)
Total gains (losses) (B)
Included in net income (loss) (C)	348	(331)	2,372	(82)	1,638	1,168	5,113
Included in other comprehensive income (loss)	14,999	2,168	24,755	73	(726)	—	41,269
Amortization included in interest income	11,880	969	17,981	331	5,265	—	36,426
Purchases, sales and settlements
Purchases	—	—	267,160	—	—	43,172	310,332
Proceeds from sales	(73,576)	(31,989)	(11,181)	(1,359)	(8,156)	—	(126,261)
Proceeds from repayments	(9,485)	(6,905)	(38,698)	(438)	(9,289)	(678)	(65,493)
Balance at December 31, 2013	$198,935	$85,534	$57,581	$—	$59,757	$43,662	$445,469

(A)	CDO X was deconsolidated on September 12, 2012 and the spin-off of New Residential occurred on May 15, 2013.
(B)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.
(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Year Ended December 31,
	2013	2012
Gain (loss) on settlement of investments, net	$5,367	$10,196
Other income (loss), net	1,168	—
OTTI	(1,422)	(18,803)
Total	$5,113	$(8,607)
Gain (loss) on sale of investments, net, from investments transferred into Level 3 during the period	$—	$—
155

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Securities Valuation

As of December 31, 2013, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding	Amortized			Internal
	Face	Cost	Multiple	Single	Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total

CMBS	$333,121	$227,878	$240,358	$42,341	$1,770	$284,469
REIT debt	29,200	28,667	31,186	—	—	31,186
Non-Agency RMBS	96,762	40,675	57,581	—	—	57,581
ABS - other real estate	8,464	—	—	—	—	—
FNMA / FHLMC	514,994	547,639	551,270	—	—	551,270
CDO	188,364	56,996	—	57,755	2,002	59,757
Total	$1,170,905	$901,855	$880,395	$100,096	$3,772	$984,263

(A)	Net of incurred losses.
(B)	Net of discounts (or gross premiums) and after OTTI, including impairment taken during the period ended December 31, 2013.
(C)	Management generally obtained pricing service quotations or broker quotations from at least two sources, one of which was generally the seller (the party that sold the security). Management selected one of the quotes received as being most representative of fair value and did not use an average of the quotes. Even if Newcastle receives two or more quotes on a particular security that come from non-selling brokers or pricing services, it does not use an average because management believes using an actual quote more closely represents a transactable price for the security than an average level. Furthermore, in some cases there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which is believed to more accurately reflect fair value. Newcastle never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold the security) or a pricing service.

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

				Unrealized Gains (Losses) in Accumulated OCI
Asset Type	Amortized Cost Basis (B)	Fair Value	Impairment Recorded in Current Year		Weighted Average Significant Input
					Discount Rate	Prepayment Speed (F)	Cumulative Default Rate	Loss Severity

CMBS - conduit	$738	$1,770	$76	$1,032	8.0%	N/A	99.5%	27.6%
CDO	—	2,002	—	2,002	35.0%	3.5%	17.5%	73.5%
Total	$738	$3,772	$76	$3,034

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
DECEMBER 31, 2013, 2012 and 2011
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

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of December 31, 2013:

				Valuation	Significant Input
	Outstanding			Allowance/	Range		Weighted Average
	Face	Carrying	Fair	(Reversal) In	Discount	Loss	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity	Rate	Severity
Mezzanine	$172,197	$139,720	$143,217	$(14,246)	3.4% - 9.0%	0.0% - 100.0%	6.6%	17.3%
Bank Loan	256,594	166,710	180,945	(3,610)	13.1% - 33.8%	0.0% - 100.0%	24.2%	23.1%
B-Note	109,323	101,385	102,645	(1,623)	5.0% - 12.0%	0.0%	10.1%	0.0%
Whole Loan	29,715	29,715	29,728	—	3.7% - 4.0%	0.0% - 15.5%	3.7%	15.1%
Total Real Estate Related and Other Loans Held for Sale, Net	$567,829	$437,530	$456,535	$(19,479)

				Valuation
	Outstanding			Allowance/	Significant Input (Weighted Average)
	Face	Carrying	Fair	(Reversal) In	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Speed	Default Rate	Severity
Non-securitized Manufactured Housing Loans Portfolio I	$501	$130	$130	$(58)	81.8%	5.0%	11.6%	65.0%
Non-securitized Manufactured Housing Loans Portfolio II	2,628	2,055	2,055	(47)	15.4%	5.0%	3.5%	60.0%
Total Residential Mortgage Loans Held for Sale, Net	$3,129	$2,185	$2,185	$(105)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011 (dollars in tables in thousands, except per share data)

The following table summarizes certain information for residential mortgage loans held-for-investment as of December 31, 2013:

					Significant Input (Weighted Average)
				Valuation
				Allowance/
	Outstanding	Carrying		(Reversal) In	Discount	Prepayment	Constant
Loan Type	Face Amount	Value	Fair Value	Current Year	Rate	Speed	Default Rate	Loss Severity
Securitized Manufactured Housing Loans Portfolio I	$102,681	$91,924	$89,674	$(5,465)	9.4%	6.0%	3.0%	65.0%
Securitized Manufactured Housing Loans Portfolio II	128,975	128,117	123,471	840	8.1%	7.0%	3.5%	60.0%
Residential Loans	45,968	35,409	38,894	(826)	7.5%	4.6%	2.8%	45.9%
Total Residential Mortgage Loans, Held-for-Investment, Net	$277,624	$255,450	$252,039	$(5,451)

Derivatives

Newcastle’s derivative instruments are comprised of interest rate swaps and linked transactions. Newcastle’s interest rate swaps are valued using counterparty quotations. These quotations are generally based on valuation models with model inputs that can generally be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of Newcastle’s Level 2 interest rate swap derivative contracts are contractual cash flows and market based interest rate curves. The linked transactions, which are categorized into Level 3, are evaluated on a net basis considering their underlying components, the security acquired and the related repurchase financing agreement. The securities are valued using a similar methodology to the one described in “Securities Valuation” above and this value is netted against the carrying value of the repurchase agreement (which approximates fair value as described in “Liabilities for Which Fair Value is Only Disclosed” below), adjusted for net accrued interest receivable/payable on the securities and repurchase agreement of the linked transactions (see Note 14 for a discussion of Newcastle’s outstanding linked transactions).

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
		December 31,
	Balance sheet location	2013	2012
Derivative Assets
Linked transaction at fair value	Receivables and other assets	$43,662	$—
Interest rate caps, not designated as hedges	Receivables and other assets	—	165
		$43,662	$165
Derivative Liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$6,203	$12,175

Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	7,592	19,401
		$13,795	$31,576
158

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
The following table summarizes information related to derivatives:

	December 31,
	2013	2012
Cash flow hedges
Notional amount of interest rate swap agreements	$105,031	$154,450
Amount of (loss) recognized in other comprehensive income on effective portion	(6,117)	(12,050)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	170	237

Deferred hedge gain (loss) related to designation, net of amortization	(45)	(210)
Expected reclassification of deferred hedges from accumulated other comprehensive income (“AOCI”) into earnings over the next 12 months	53	4
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(3,915)	(6,259)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	185,871	294,203
Notional amount of interest rate cap agreements	—	23,400
Notional amount of linked transactions (A)	116,806	—

(A)	This represents the current face amount of the underlying financial securities comprising linked transactions.

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income Statement Location	Year Ended December 31,
Cash flow hedges		2013	2012	2011
Gain (loss) on the ineffective portion	Other income (loss)	$—	$483	$(917)
	Gain (loss) on sale of
Loss immediately recognized at dedesignation	investments, Other income (loss)	(110)	(7,036)	(13,939)
Amount of loss reclassified from AOCI into income, related to effective portion	Interest expense	(6,128)	(30,631)	(63,350)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	67	61	58
Deferred hedge (loss) gain reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(56)	1,189	2,259

Non-hedge derivatives gain (loss)
Interest rate swaps	Other income (loss)	10,577	9,101	3,284
Linked transactions	Interest expense	(236)	—	—

The following table presents both gross and net information about linked transactions:

	As of December 31,
	2013	2012
Real estate securities-available for sale (A)	$104,308	$—
Repurchase agreements (B)	(60,646)	—
Net assets recognized as linked transactions	$43,662	$—

(A)	Represents the fair value of the securities accounted for as part of linked transactions.
(B)	Represents the carrying value, which approximates fair value, of the repurchase agreements accounted for as part of linked transactions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities
Not Measured At Fair
Value for Which
Fair Value Is Disclosed	Fair Value Hierarchy	Valuation Techniques and Significant Inputs

CDO bonds payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Underlying security and loan prepayment, default and cumulative loss expectations
		•	Amount and timing of expected future cash flows
		•	Market yields and credit spreads implied by comparisons to transactions of similar tranches of CDO debt by the varying levels of subordination

Other bonds and notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Broker quotations
		•	Market yields and credit spreads implied by comparisons to transactions of similar tranches of securitized debt by the varying levels of subordination

Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant variables include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Collateral funding spreads

Mortgage notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Collateral funding spreads

Media Credit Facilities	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Credit spread of New Media

Golf Credit Facilities	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Credit spread of Golf

Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Market yields and the credit spread of Newcastle

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
14. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle’s debt obligations and related hedges:

	December 31, 2013															December 31, 2012
										Collateral
					Unhedged										Aggregate
					Weighted		Weighted	Weighted	Face				Weighted	Floating	Notional
		Outstanding		Final	Average		Average	Average	Amount	Outstanding	Amortized		Average	Rate	Amount of	Outstanding
	Month	Face	Carrying	Stated	Funding		Funding	Maturity	of Floating	Face	Cost	Carrying	Maturity	Face	Current	Face	Carrying
Debt Obligation/Collateral	Issued	Amount	Value	Maturity	Cost (A)		Cost (B)	(Years)	Rate Debt	Amount (C)	Basis (C)	Value (C)	(Years)	Amount (C)	Hedges(D)	Amount	Value
CDO Bonds Payable
CDO VI (E)	Apr 2005	$92,018	$92,018	Apr 2040	0.85%		5.35%	5.5	$88,727	$166,452	$88,965	$123,478	2.3	$40,482	$88,727	$91,578	$91,578
CDO VIII	Nov 2006	264,733	264,277	Nov 2052	0.88%		2.45%	1.5	257,133	421,487	317,202	346,101	1.7	184,585	105,031	518,501	517,541
CDO IX	May 2007	186,765	188,230	May 2052	0.56%		0.50%	0.6	186,765	433,012	357,224	366,581	1.9	162,115	—	400,938	402,424
Repaid Debt																79,898	79,811
		543,516	544,525				2.26%	1.9	532,625	1,020,951	763,391	836,160	1.9	387,182	193,758	1,090,915	1,091,354
Other Bonds & Notes Payable
MH loans Portfolio I (F)	Apr 2010	53,753	50,424	Jul 2035	6.56%		6.56%	4.1	—	102,681	91,924	91,924	6.1	612	—	70,056	66,199
MH loans Portfolio II	May 2011	93,863	93,536	Dec 2033	4.70%		4.70%	3.8	—	128,975	128,117	128,117	4.9	21,321	‘—	117,907	117,191
NCT 2013-VI IMM-1 (I)	Nov 2013	96,129	86,319	Apr 2040	LIBOR+0.25%		0.42%	2.0	96,129	—	—	—	0.0	—	—	—	—
		243,745	230,279				3.50%	3.1	96,129	231,656	220,041	220,041	5.4	21,933	—	187,963	183,390
Repurchase Agreements (G)
FNMA/FHLMC securities (H)	Dec 2013	516,134	516,134	Jan 2014	0.40%		0.40%	0.1	516,134	514,994	547,639	551,270	3.6	514,994	—	772,855	772,855
CDO Securities (I)	Dec 2013	15,094	15,094	Jan 2014	LIBOR+1.65%		1.82%	0.1	15,094	—	—	—	0.0	—	—	5,658	5,658
Residential Mortgage Loans	Nov 2013	25,119	25,119	Nov 2014	LIBOR+2.00%		2.17%	0.9	25,119	36,029	27,173	27,173	5.5	36,029	—	—	—
Repaid Debt																150,922	150,922
		556,347	556,347				0.5%	0.1	556,347	551,023	574,812	578,443	3.7	551,023	—	929,435	929,435

Mortgage Notes Payable
				Aug 2018 to
Fixed Rate		878,579	878,244	Jan 2024	1.43% to 4.30%	(J)(K)	4.72%	7.4	—	N/A	1,193,583	1,193,583	N/A	N/A	—	88,400	88,400
				Aug 2016 to	LIBOR+3.50% to
Floating Rate		198,584	198,584	Dec 2018	LIBOR+3.75%		4.88%	4.1	198,584	N/A	270,175	270,175	N/A	N/A	—	32,125	32,125

		1,077,163	1,076,828				4.75%	6.8	198,584	N/A	1,463,758	1,463,758	N/A	N/A	‘—	120,525	120,525

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

	December 31, 2013															December 31, 2012
										Collateral
					Unhedged										Aggregate
					Weighted		Weighted	Weighted	Face				Weighted		Notional
		Outstanding		Final	Average		Average	Average	Amount	Outstanding	Amortized		Average	Floating	Amount of	Outstanding
	Month	Face	Carrying	Stated	Funding		Funding	Maturity	of Floating	Face	Cost	Carrying	Maturity	Rate Face	Current	Face	Carrying
Media Credit Facilities	Issued	Amount	Value	Maturity	Cost (A)		Cost (B)	(Years)	Rate Debt	Amount (C)	Basis (C)	Value (C)	(Years)	Amount (C)	Hedges(D)	Amount	Value
GateHouse Credit Facilities: (Q)
Revolving Credit Facilities	Nov 2013	$25,000	$25,000	Nov 2018	LIBOR+3.25%		3.42%	4.9	$25,000	N/A	$—	$—	N/A	N/A	—	$—	$—
Term Loan A	Nov 2013	25,000	25,000	Nov 2018	LIBOR+4.25%	(L)	5.00%	4.0	25,000	N/A	—	—	N/A	N/A	—	—	—
Term Loan B	Nov 2013	50,000	50,000	Nov 2018	LIBOR+8.00%	(L)	8.75%	4.0	50,000	N/A	—	—	N/A	N/A	—	—	—
Second Lien Credit Facility	Nov 2013	50,000	49,016	Nov 2019	LIBOR+11.00%		11.17%	5.9	50,000	N/A	—	—	N/A	N/A	—	—	—
Local Media Group Credit Facility	Sep 2013	33,000	33,000	Sep 2018	LIBOR+6.50%	(M)	7.50%	4.3	33,000	N/A	—	—	N/A	N/A	—	—	—
		183,000	182,016				7.93%	4.7	183,000	N/A	—	—	N/A	N/A	—	—	—
Golf Credit Facilities (Q)
First Lien Loan	Dec 2013	46,922	46,922	Dec 2018	LIBOR+4.00%	(N)	4.50%	4.0	46,922	N/A	—	—	N/A	N/A	—	—	—
Second Lien Loan	Dec 2013	105,576	105,576	Dec 2018	5.50%		5.50%	4.0	—	N/A	—	—	N/A	N/A	—	—	—
		152,498	152,498				5.19%	4.0	46,922	N/A	—	—	N/A	N/A	—	—	—
Corporate

Junior subordinated notes payable	Mar 2006	51,004	51,237	Apr 2035	7.57%	(O)	7.39%	21.3	—	—	—	—	—	—	—	51,004	51,243
		51,004	51,237				7.39%	21.3	—	—	—	—	—	—	—	51,004	51,243

Subtotal debt obligation		2,807,273	2,793,730				3.60%	4.2	$1,613,607	$1,803,630	$3,022,002	$3,098,402	2.9	$960,138	$193,758	2,143,364	2,139,317

Financing on subprime mortgage loans subject to call option	(P)	406,217	406,217													406,217	405,814

Total debt obligation		$3,213,490	$3,199,947													$2,786,059	$2,781,761

See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
(A)	Weighted average, including floating and fixed rate classes.
(B)	Including the effect of applicable hedges.
(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash from the senior housing business.
(D)	Including $88.7 million notional amount of interest rate swap in CDO VI, which was an economic hedge not designed as a hedge for accounting purposes.
(E)	This CDO was not in compliance with its applicable over collateralization tests as of December 31, 2013. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects thisCDO to remain out of compliance for the forseeable future.
(F)	Excluding $20.5 million of other bonds payable relating to MH loans Portfolio I sold to certain Newcastle CDOs, which were eliminated in consolidation.
(G)	These repurchase agreements had $0.1 million accrued interest payable at December 31, 2013. $556.3 million face amount of these repurchase agreements were renewed subsequent to December 31, 2013. The counterparties on these repurchase agreements are Bank of America ($299.1 million), Barclays ($138.0 million), Citi ($35.6 million), Goldman Sachs ($7.4 million), Nomura ($51.1 million) and Credit Suisse ($25.1 million).
(H)	Interest rates on these repurchase agreements are fixed, but will be reset on a short-term basis.
(I)	Represents refinancing of repurchased Newcastle CDO bonds where collateral is, therefore, eliminated in consolidation period.
(J)	For loans totaling $41.2 million issued in August 2013, Newcastle bought down the interest rate to 4% for the first two years. Thereafter, the interest rate will range from 5.99% to 6.76%.
(K)	For a loan with a total balance of $11.4 million, the interest rate for the first two years is based on the applicable US Treasury Security rates. The interest rate for years 3 through 5 is 4.5%, 4.75% and 5.0%, respectively.
(L)	This financing has a LIBOR floor of 0.75%.
(M)	This financing has a LIBOR floor of 1.0%
(N)	Interest rate on this is based on 3 month LIBOR with a LIBOR floor of 0.5%.
(O)	Issued in April 2006 and July 2007. Secured by the general credit of Newcastle. See Note 7 regarding the securitizations of Subprime Portfolio I and II.
(P)	LIBOR +2.25% after April 2016.
(Q)	These facilities are collateralized by all the assets of the respective businesses.

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.

CDO Bonds Payable

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, cash flow and liquidity are negatively impacted upon such a failure. As of December 31, 2013, CDO VI was not in compliance with its over collateralization tests.

During 2011, Newcastle repurchased $167.5 million face amount of CDO bonds for $102.0 million and recorded a gain of $65.0 million. During 2012, Newcastle repurchased $34.1 million face amount of CDO bonds for $10.9 million and recorded a gain of $23.2 million. During 2013, Newcastle repurchased $35.9 million face amount of CDO bonds for $31.3 million and recorded a gain of $4.6 million.

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

In June 2011, Newcastle deconsolidated a non-recourse financing structure, CDO V. Newcastle determined that it does not currently have the power to direct the relevant activities of CDO V as an event of default had occurred and Newcastle may be removed as the collateral manager by a single party. So long as the event of default continues, Newcastle will not be permitted to purchase or sell any collateral in CDO V. If Newcastle is removed as the collateral manager of CDO V, it would no longer receive the senior management fees from such CDO. As of February 27, 2014, Newcastle has not been removed as collateral manager. Newcastle does not expect the failure of these additional tests to have a material negative impact on its cash flows, business, results of operations or financial condition.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

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

In June 2013, Newcastle completed the purchase of $116.8 million aggregate face amount of securities that are collateralized by certain Newcastle CDO VIII Class I notes for an aggregate purchase of approximately $103.1 million, or an average price of 88.3% of par. Simultaneously, Newcastle financed the purchase with $60.0 million received pursuant to a master repurchase agreement with the seller of the securities (“CDO VIII Repack”). The terms of the repurchase agreement included a rate of one-month LIBOR plus 150 bps and a 30-day maturity. The repurchase agreement includes various customary default events, including a default if Newcastle’s market capitalization declines by 50% from the market capitalization observed at the last trading day of the previous quarter. An event of default under the master repurchase agreement, if one occurs, would require Newcastle to immediately pay off the outstanding debt or the lender would have the right to liquidate the collateral. The purchase of the securities and the repurchase agreement are treated as a linked transaction and accordingly recorded on a net basis as a non-hedge derivative instrument, with changes in market value recorded on the consolidated statements of income. During the year ended December 31, 2013, there was a $0.5 million increase in carrying value in CDO VIII Repack.

As of December 31, 2013, CDO VI was not in compliance with its applicable over collateralization tests and, consequently, Newcastle was not receiving cash flows from this CDO currently (other than senior management fees and interest distributions from senior classes of bonds Newcastle owns). Based upon Newcastle’s current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of Newcastle’s CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

On May 4, 2011, Newcastle completed a securitization transaction to refinance its Manufactured Housing Loans Portfolio II. Newcastle sold approximately $197.0 million outstanding principal balance of manufactured housing loans to Newcastle Investment Trust 2011-MH 1 (the “2011 Issuer”), an indirect wholly-owned subsidiary of Newcastle. The 2011 Issuer issued approximately $159.8 million aggregate principal amount of investment grade notes, of which $142.8 million was sold to third parties and $17.0 million was sold to one of the CDOs managed and consolidated by Newcastle. In addition, Newcastle retained the below investment grade notes and residual interest. As a result, Newcastle invested approximately $20.0 million of its unrestricted cash in the new securitization structure. The notes issued to third parties have an average expected maturity of 3.8 years and bear interest at an average rate of 3.23% per annum. At the closing of the securitization transaction, Newcastle used the gross proceeds received from the issuance of the notes to repay the previously existing debt in full, terminate the related interest rate swap contracts and pay the related transaction costs. Under the applicable accounting guidance, the securitization transaction is accounted for as a secured borrowing. As a result, no gain or loss is recorded for the transaction. Newcastle continues to recognize the portfolio of manufactured housing loans as pledged assets, which have been classified as residential mortgage loans held-for-investment at securitization, and records the notes

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Mortgage Notes Payable with respect to Senior Housing Portfolio issued to third parties as a secured borrowing. The associated assets, liabilities, revenues and expenses are presented in the non-recourse financing structure sections of the consolidated financial statements. Repayments of principal balances on $147.8 million of fixed rate mortgage notes commenced in September 2013 and are based on a 30-year amortization schedule, with the entire outstanding amounts due on maturity dates ranging from December 2018 to March 2020. Repayments of principal balances for the remaining fixed rate mortgage notes commence in February 2014 based on a 30-year amortization schedule, with the entire outstanding amounts due on maturity dates ranging from August 2018 to January 2024. For floating rate mortgage notes, repayments of principal balances commence in January 2015 based on a 30-year amortization schedule, with the entire outstanding amounts due on maturity dates ranging from August 2016 to December 2018.

Credit Facilities

Local Media Group Credit Facility

In connection with the acquisition of Local Media Group (see Note 3) on September 3, 2013, certain of Local Media Group’s subsidiaries (together, the “Borrowers”) and Local Media Group entered into a Credit Agreement, dated as of September 3, 2013, with a syndicate of financial institutions with Credit Suisse AG, Cayman Islands Branch, as administrative agent (the “Local Media Group Credit Facility”).

The Local Media Group Credit Facility provided for: (a) a $33.0 million term loan facility that matures on September 4, 2018; and (b) a $10.0 million revolving credit facility, with a $3.0 million sub-facility for letters of credit and a $4.0 million sub-facility for swing loans, that matures on September 4, 2018 and was undrawn and available as of December 31, 2013. The Local Media Group Credit Facility is secured by a first priority security interest in all assets of the Borrowers and Local Media Group.

Borrowings under the Local Media Group Credit Facility bear interest, at the Borrower’s option, equal to the LIBOR Rate (as defined in the Local Media Group Credit Facility) plus 6.5% per annum for a LIBOR Rate Loan (as defined in the Local Media Group Credit Facility), or the Base Rate (as defined in the Local Media Group Credit Facility) plus 5.5% per annum for a Base Rate Loan (as defined in the Local Media Group Credit Facility). Under the revolving credit facility, the Borrowers will also pay a monthly commitment fee of 0.75% per annum on the unused portion of the revolving credit facility and a fee of 6.0% on the aggregate amount of outstanding letters of credit.

No principal payments are due on the revolving credit facility until the maturity date. Principal payments are due on the term loan facility as follows: (a) $0.2 million at the end of each fiscal quarter beginning with the fiscal quarter ending December 31, 2013 until the fiscal quarter ending September 30, 2015; and (b) $0.4 million beginning with the fiscal quarter ending December 31, 2015 and at the end of each fiscal quarter thereafter. The Borrowers are required to prepay borrowings under the Local Media Group Credit Facility in an amount equal to: (i) 100% of Excess Cash Flow (as defined in the Local Media Group Credit Facility) earned during any fiscal quarter if the Leverage Ratio (as defined in the Local Media Group Credit Facility) of Local Media Group and the Borrowers as of the end of such fiscal quarter was greater than or equal to 2.0 to 1.0; (ii) 50% of Excess Cash Flow earned during any fiscal quarter if the Leverage Ratio of Local Media Group and the Borrowers as of the end of such fiscal quarter was less than 2.0 to 1.0 and greater than or equal to 1.75 to 1.0; and (iii) 0% of Excess Cash Flow earned during any fiscal quarter if the Leverage Ratio of Local Media Group and the Borrowers as of the end of such fiscal quarter was less than 1.75 to 1.0, in each case subject to an annual audit adjustment. In addition, the Borrowers are required to prepay borrowings under the Local Media Group Credit Facility with (A) net cash proceeds of asset dispositions, (B) 100% of Extraordinary Receipts (as defined in the Local Media Group Credit Facility), (C) net cash proceeds of funded indebtedness (other than indebtedness permitted by the Local Media Group Credit Facility); and (D) 100% of all Specified Equity Contributions (as defined in the Local Media Group Credit Facility) to Local Media Group.

The Local Media Group Credit Facility contains financial covenants that require Local Media Group and the Borrowers to maintain a Leverage Ratio of not more than 2.5 to 1.0 and a Fixed Charge Coverage Ratio (as defined in the Local Media Group Credit Facility) of at least 2.0 to 1.0, each measured at the end of each fiscal quarter for the four-quarter period then ended. The Local Media Group Credit Facility contains affirmative and negative covenants applicable to Local Media Group and the Borrowers customarily found in loan agreements for similar transactions, including, but not limited to, restrictions on their ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, pay dividends or make other restricted payments. The Local Media Group Credit Facility contains customary events of default, including, but not limited to, defaults based on a failure to pay principal, reimbursement obligations, interest, fees or other

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
obligations, subject to specified grace periods; any material inaccuracy of a representation or warranty; breach of covenant; failure to pay other indebtedness; a Change of Control (as defined in the Local Media Group Credit Facility); events of bankruptcy and insolvency; material judgments; failure to meet certain requirements with respect to ERISA; and impairment of collateral. As of December 31, 2013 Local Media Group was in compliance with the applicable covenants.

GateHouse Credit Facilities

The reorganized GateHouse’s (see Note 3) debt structure consists of multiple credit facilities. The Revolving Credit, Term Loan and Security Agreement (collectively, the “First Lien Credit Facility”) dated November 26, 2013 by and among GateHouse, GateHouse Media Intermediate Holdco, LLC formerly known as GateHouse Media Intermediate Holdco, Inc. (“GMIH”), certain wholly-owned subsidiaries of GMIH (collectively with GMIH and GateHouse, the “Loan Parties”), PNC Bank, National Association, as the administrative agent, Crystal Financial LLC, as term loan B agent, and each of the lenders party thereto provides for (i) a term loan A in the aggregate principal amount of $25.0 million, a term loan B in the aggregate principal amount of $50.0 million, and a revolving credit facility in an aggregate principal amount of up to $40.0 million (of which $25.0 million was funded on the Effective Date). Borrowings under the First Lien Credit Facility bear interest at a rate per annum equal to (i) with respect to the revolving credit facility, the applicable Revolving Interest Rate (as defined the First Lien Credit Agreement), (ii) with respect to the term loan A, the Term Loan A Rate (as defined in the First Lien Credit Agreement), and (iii) with respect to the term loan B, the Term Loan B Rate (as defined in the First Lien Credit Agreement). Amounts outstanding under the term loans and revolving credit facility will be fully due and payable on November 26, 2018.

The Term Loan and Security Agreement (collectively, the “Second Lien Credit Facility” and together with the First Lien Credit Facility, the “GateHouse Credit Facilities”) dated November 26, 2013 by and among the Loan Parties, Mutual Quest Fund and each of the lenders party thereto provides for a term loan in an aggregate principal amount of $50.0 million. Borrowings under the Second Lien Credit Facility bear interest, at the Loan Parties’ option, equal to (1) the LIBOR Rate (as defined in the Second Lien Credit Facility) plus 11.00% or (2) the Alternate Base Rate (as defined in the Second Lien Credit Facility) plus 10.00%. The outstanding principal will be fully due and payable on the maturity date of November 26, 2019.

No principal payments are due on the revolving credit facility until the maturity date. Principal amounts outstanding under Term Loan A and Term Loan B of the First Lien Credit Facility will be payable in quarterly installments as follows: (I) four consecutive quarterly installments each in the amount of $0.9 million, commencing on January 1, 2014, (II) four consecutive quarterly installments each in the amount of $1.3 million, commencing on January 1, 2015, and (III) twelve consecutive quarterly installments each in the amount $2.0 million, commencing on January 1, 2016, followed by a final payment of all unpaid principal, accrued and unpaid interest and all unpaid fees and expenses which will be fully due and payable on November 26, 2018. The principal payments will be applied against Term Loan A until fully paid, and then to Term Loan B. The outstanding principal of the Second Lien Credit Facility will be fully due and payable on the maturity date of November 26, 2019. Only interest payments are due under the Second Lien Credit Facility until maturity. The Loan Parties are required to prepay borrowings under the GateHouse Credit Facility in an amount equal to: (i) 100% of Excess Cash Flow (as defined in GateHouse Credit Facility) earned during any fiscal year quarter if the Leverage Ratio (as defined in the GateHouse Credit Facility) as of the end of such fiscal quarter was greater than or equal to 2.75 to 1.0; (ii) 50% of Excess Cash Flow earned during any fiscal quarter if the Leverage Ratio of the Loan Parties as of the end of such fiscal quarter was less than 2.75 to 1.0 and greater than or equal to 2.5 to 1.0; and (iii) 0% of Excess Cash Flow earned during any fiscal quarter if the Leverage Ratio of the Loan Parties as of the end of such fiscal quarter was than 2.5 to 1.0.

The GateHouse Credit Facilities impose upon GateHouse certain financial and operating covenants, including, among others, requirements that GateHouse satisfy certain financial tests, including a minimum fixed charge coverage ratio of not less than 1.0 to 1.0, a maximum leverage ratio of not greater than 3.25 to 1.0, a minimum EBITDA and a limitation on capital expenditures, and restrictions on GateHouse’s ability to incur additional debt, incur liens and encumbrances, consolidate, amalgamate or merge with any other person, dispose of assets, make certain restricted payments, engage in transactions with its affiliates, materially alter the business it conducts and taking certain other corporate actions. As of December 31, 2013, GateHouse was in compliance with all applicable covenants and the revolving credit facility under the First Lien Credit Facility was undrawn and available.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Golf Credit Facilities

In December 2013, the Golf business entered into two loan agreements (“First Lien Loan” and “Second Lien Loan”) with General Electric Capital Corporation (“GECC”). The loans mature on December 30, 2017. The terms of the loans may be extended for an additional 12-month period.

The First Lien Loan has an available principal balance of $54.5 million (of which $46.9 million was funded to date). The interest rate on the First Lien Loan is 3-month LIBOR, with a floor of 0.50%, plus a margin of 4.00% (less the impact of the interest rate cap agreement that limits Newcastle’s exposure on LIBOR to 4.79% on a notional amount of $94.0 million). As of December 31, 2013, LIBOR was below the floor. Repayments of principal shall commence on January 1, 2017 based on a 30-year amortization schedule, with the entire outstanding amount due on the maturity date.

The Second Lien Loan has a principal balance of $105.6 million and bears interest as at 5.5% per annum. Interest is paid on a monthly basis, and the monthly repayments of principal commence on January 1, 2017 based on a 30-year amortization schedule, with the entire outstanding amount due on the maturity date.

Approximately $7.5 million of the facilities is subject to a working capital hold-back provision and can be used only to ensure that there are adequate funds for the settlement of third party lease terminations, and to cover modifications events, and operating expenses, including up to $2.5 million of interest on these loans.

Maturity Table

Newcastle’s debt obligations (gross of $13.5 million of discounts at December 31, 2013) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2014	$13,593	$560,659	$574,252
2015	16,537	5,813	22,350
2016	41,083	9,625	50,708
2017	73,297	162,529	235,826
2018	142,789	103,219	246,008
Thereafter	2,034,346	50,000	2,084,346
Total	$2,321,645	$891,845	$3,213,490

Debt Covenants

Newcastle’s non-CDO financings, mortgage notes payable, media credit facilities and golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of February 28, 2014.

15. PENSION AND POSTRETIREMENT BENEFITS

New Media maintains a legacy pension plan and legacy postretirement medical and life insurance plans which cover qualifying employees of its New Media subsidiaries. The pension plan and postretirement medical and life insurance plans are closed to new participants and the pension plan was amended to freeze all future benefit accruals as of December 31, 2008, except for a select group of union employees whose benefits were frozen during 2009. Also, during 2008 the medical and life insurance benefits for a select group of active employees were frozen and the plan was amended to limit future benefits.

New Media uses the accrued benefit actuarial method and best estimate assumptions to determine pension costs, liabilities and other pension information for defined benefit plans.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

The following provides information on the pension plan and postretirement medical and life insurance plan as of December 31, 2013 and for the period from November 26, 2013 to December 31, 2013:

	Pension	Postretirement
	Period Ended December 31, 2013	Period Ended December 31, 2013
Change in projected benefit obligation:
Benefit obligation at beginning of period	$24,651	$6,015
Service cost	48	6
Interest cost	187	41
Actuarial loss	(408)	176
Benefits and expenses paid	(163)	(29)
Participant contributions	—	2
Employer implicit subsidy fulfilled	—	(5)
Projected benefit obligation at end of period	$24,315	$6,206
Change in plan assets
Fair value of plan assets at beginning of period	$19,981	$—
Actual return on plan assets	472	—
Employer contributions	—	27
Employer implicit subsidy contribution	—	5
Participant contributions	—	2
Employer implicit subsidy fulfilled	—	(5)
Benefits paid	(123)	(29)
Expenses paid	(40)	—
Fair value of plan assets at end of period	$20,290	$—
Reconciliation of funded status
Benefit obligation at end of period	$(24,315)	$(6,206)
Fair value of assets at end of period	20,290	—
Funded status	(4,025)	(6,206)
Unrecognized actuarial (gain) loss	(634)	176
Net accrued benefit cost	$(4,659)	$(6,030)

	Pension	Postretirement
	Period Ended December 31, 2013	Period Ended December 31, 2013
Balance sheet presentation
Accounts payable, accrued expenses and other liabilities(A)	4,025	6,206
Accumulated other comprehensive income	634	(176)
Net accrued benefit cost	$4,659	$6,030
Components of net periodic benefit cost
Service cost	$48	$6
Interest cost	187	41
Expected return on plan assets	(246)	—
Net periodic benefit cost	$(11)	$47
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial cost	$(634)	$176
Total recognized in other comprehensive income	$(634)	$176
Comparison of obligations to plan assets
Projected and accumulated benefit obligation	$24,315	$6,206
Fair value of plan assets	$20,290	$—

(A)	Reconciliation of total funded status to pension and other postretirement benefit obligations balance (Note 2):

Pension	$4,025
Postretirement	6,206
Other	240
$10,471
168

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

The following assumptions were used to calculate the net periodic benefit cost for New Media’s defined benefit pension and post retirement plans:

	Pension	Postretirement
	Period Ended December 31, 2013	Period Ended December 31, 2013
Weighted average discount rate	5.0%	4.5%
Rate of increase in future compensation levels	0.0%	0.0%
Expected return on assets	8.0%	0.0%
Current year trend	0.0%	7.8%
Ultimate year trend	0.0%	4.8%
Year of ultimate trend	—	2025

To determine the expected long-term rate of return on pension plan assets, New Media considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets, input from the actuaries and investment consultants, and long-term inflation assumptions. The expected allocation of pension plan assets is based on a diversified portfolio consisting of domestic and international equity securities and fixed income securities. This expected return is then applied to the fair value of plan assets. New Media amortizes experience gains and losses, including the effects of changes in actuarial assumptions and plan provisions over a period equal to the average future service of plan participants.

Amortization of prior service costs was calculated using the straight-line method over the average remaining service periods of the employees expected to receive benefits under the plan. The effect of a 1% increase and decrease in health care rates are presented as follows:

Postretirement
Period Ended December 31, 2013
Effect of 1% increase in health care cost trend rates
Accumulated pension benefit obligation (“APBO”)	$6,611
Dollar change	$405
Percent change	6.5%
Effect of 1% decrease in health care cost trend rates
APBO	$5,863
Dollar change	$(343)
Percent change	(5.5%)

The fair value of plan assets is measured on a recurring basis using quoted market prices in active markets for identical assets, a Level 1 input. The pension plan’s assets by asset category are as follows:

	Period Ended December 31, 2013
	Amount	Percent
Equity mutual funds	$14,738	72.6%
Fixed income mutual funds	4,021	19.8%
Cash and cash equivalents	803	4.0%
Other	728	3.6%
Total	$20,290	100.0%

Plan fiduciaries of the George W. Prescott Publishing Company LLC Pension Plan set investment policies and strategies for the pension trust. Objectives include preserving the funded status of the plan and balancing risk against return. The general target allocation is 70% in equity funds and 30% in fixed income funds for the plan’s investments. To accomplish this goal, each plan’s assets are actively managed by outside investment managers with the objective of optimizing long-term return while maintaining a high standard of portfolio quality and proper diversification. New Media monitors the maturities of fixed income securities so that there is sufficient liquidity to meet current benefit payment obligations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

The following benefit payments, which reflect expected future services, as appropriate, are expected to be paid as follows:

	Pension	Postretirement
2014	$1,461	$412
2015	1,508	410
2016	1,536	410
2017	1,545	379
2018	1,565	390
2019-2023	8,126	1,584
Employer contribution expected to be paid during the year ending December 31, 2014	$1,501	$412

The postretirement plans are not funded.

The aggregate amount of net actuarial gain and prior service cost related to New Media’s pension and post retirement plans recognized in other comprehensive income as of December 31, 2013 was $0.5 million.

16. EQUITY AND EARNINGS PER SHARE

Earnings per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its stock options. During 2013, 2012 and 2011, based on the treasury stock method, Newcastle had 6,428,351, 1,620,043, and 6,324, dilutive common stock equivalents, respectively, resulting from its outstanding options. As of December 31, 2013, 2012 and 2011, Newcastle had 2,322,268, 3,495,984, and 4,439,734 antidilutive options, respectively. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends.

In June 2012, Newcastle filed a shelf registration statement with the SEC covering common stock, preferred stock, depositary shares, debt securities and warrants.

On June 6, 2013, Newcastle’s stockholders approved an amendment to Newcastle’s charter, to increase the total number of authorized shares of common stock, par value $0.01 per share, from 500 million shares to 1.0 billion shares and correspondingly, to increase the total number of authorized shares of Newcastle capital stock from 600 million shares to 1.1 billion shares, which includes 100 million shares of preferred stock, par value $0.01 per share.

Common Stock Offerings

The following table presents shares of common stock issued by Newcastle in connection with public offerings since 2011:

		Price per Share			Aggregate Shares Purchased by Principals of Fortress			Options Granted to Manager (A)
Date	Number of Shares Issued	To Public	To Underwriters	Net Proceeds (millions)	Number of Shares		Price	Number of Shares	Strike Price	Grant Date Value (millions)
March 2011	17,250,000	$6.00	N/A	$98.4	—		—	1,725,000	$6.00	$7.0
September 2011	25,875,000	$4.55	N/A	$112.3	1,314,780	(B)	$4.55	2,587,500	$4.55	$5.6
April 2012	18,975,000	$6.22	N/A	$115.2	—		—	1,897,500	$6.22	$5.6
May 2012	23,000,000	$6.71	N/A	$152.0	—		—	2,300,000	$6.71	$7.6
July 2012	25,300,000	N/A	$6.63	$167.4	450,000		$6.70	2,530,000	$6.70	$8.3
January 2013	57,500,000	$9.35	N/A	$526.2	213,900		$9.35	5,750,000	$9.35	$18.0
February 2013	23,000,000	N/A	$10.34	$237.4	191,000		$10.48	2,300,000	$10.48	$8.4
June 2013	40,250,000	N/A	$4.92	$197.6	750,000		$4.97	4,025,000	$4.97	$3.8
November 2013	57,950,952	N/A	$5.21	$301.4	450,952		$5.25	5,795,095	$5.25	$6.0

(A)	In connection with these offerings, Newcastle granted options to the Manager for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle.
(B)	This figure also includes shares purchased by officers of Newcastle.
170

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Option Plan

In June 2002, Newcastle (with the approval of Newcastle’s board of directors) adopted the Newcastle Nonqualified Stock Option and Incentive Award Plan, or the Newcastle Option Plan, for officers, directors, consultants and advisors, including the Manager and its employees.

In May 2012, with the approval of the shareholders, Newcastle’s board of directors adopted the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, or the 2012 Plan. The 2012 Plan is the successor to the Newcastle Option Plan for officers, directors, consultants and advisors, including the Manager and its employees, and is intended to facilitate the continued use of long-term equity-based awards and incentives for the benefit of the service providers to Newcastle and its Manager. All outstanding options granted under the Newcastle Option Plan will continue to be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the Newcastle Option Plan. The maximum number of shares available for issuance in the aggregate over the ten-year term of the 2012 Plan is 20,000,000 shares. Newcastle’s board of directors may also determine to issue options to the Manager that are not subject to the 2012 Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to New York Stock Exchange rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.

Upon joining the board, the non-employee directors were, in accordance with the Newcastle Option Plan, automatically granted options relating to an aggregate of 20,000 shares of common stock. The fair value of such options was not material at the date of grant.

For the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle, the Manager has been granted options relating to shares of Newcastle’s common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). These options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by Fortress to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. These options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless a majority of the independent members of Newcastle’s board of directors determine to settle the option in shares of common stock. The options expire ten years from the date of issuance.

In connection with the spin-off of New Residential (Note 4), 21.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The strike price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the strike price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Newcastle’s outstanding options were summarized as follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Issued Prior to 2011	Issued in 2011 and thereafter	Total	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	1,496,555	25,996,428	27,492,983	1,751,172	7,934,166	9,685,338
Issued to the Manager and subsequently transferred to certain Manager’s employees	535,570	2,510,000	3,045,570	701,937	3,010,000	3,711,937
Issued to the independent directors	2,000	2,000	4,000	10,000	2,000	12,000
Total	2,034,125	28,508,428	30,542,553	2,463,109	10,946,166	13,409,275

The following table summarizes Newcastle’s outstanding options at December 31, 2013. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2013 was $5.74 per share.

							Intrinsic Value at
	Date of		Options Exercisable at	Weighted Average	Fair Value At Grant		December 31, 2013
Recipient	Grant/Exercise	Number of Options	December 31, 2013	Strike Price (A)	Date (millions) (B)		(millions)
Directors	Various	20,000	4,000	$8.06	Not Material		—
Manager (C)	2002 - 2007	3,523,727	2,032,125	$12.66	$6.4		—
Manager (C)	Mar-11	1,725,000	1,580,166	$2.72	$7.0	(G)	$4.8
Manager (C)	Sep-11	2,587,500	2,165,361	$2.07	$5.6	(H)	$8.9
Manager (C)	Apr-12	1,897,500	1,244,778	$2.82	$5.6	(I)	$5.5
Manager (C)	May-12	2,300,000	1,421,667	$3.05	$7.6	(J)	$6.1
Manager (C)	Jul-12	2,530,000	1,416,195	$3.04	$8.3	(K)	$6.7
Manager (C)	Jan-13	5,750,000	2,108,333	$4.24	$18.0	(L)	$8.6
Manager (C)	Feb-13	2,300,000	766,667	$4.75	$8.4	(M)	$2.3
Manager (C)	Jun-13	4,025,000	805,000	$4.97	$3.8	(N)	$3.1
Manager (C)	Nov-13	5,795,095	193,170	$5.25	$6.0	(O)	$2.8
Exercised (D)	Prior to 2008	(1,043,118)	N/A	$15.70	N/A		N/A
Exercised (E)	Oct-12	(95,834)	N/A	$5.28	N/A		N/A
Exercised (F)	Sep-13	(307,833)	N/A	$2.56	N/A		N/A
Expired unexercised	2002-2003	(464,484)	N/A	N/A	N/A		N/A
Outstanding		30,542,553	13,737,462

(A)	The strike prices are subject to adjustment in connection with return of capital dividends and spin-offs. A portion of Newcastle’s 2008 dividends was deemed return of capital dividends. The effect on the strike prices was not significant. The strike prices were adjusted for the New Residential spin-off as described above. As of December 31, 2013, the weighted average strike price of the outstanding options issued prior to 2011 was $12.66.
(B)	The fair value of the options was estimated using an option valuation model. Since the Newcastle Option Plan and 2012 Plan have characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The volatility assumption for these options was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued prior to 2011 was estimated based on the simplified term method. This simplified method was used because Newcastle did not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date was consistent with the simplified term method. The expected life assumption for options issued in 2011 and thereafter was estimated based primarily on the historical expected life of applicable previously issued options.
(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2004	$11.49-$14.05	226,125
2005	$13.24	89,925
2006	$13.16	48,450
2007	$12.40-$14.01	171,070
2011	$2.07-$2.72	1,210,000
2012	$2.82-$3.05	1,300,000
	Total	3,045,570

(D)	670,620 of the total options exercised were by the Manager. 368,498 of the total options exercised were by employees of Fortress subsequent to their assignment. 4,000 of the total options exercised were by directors.
(E)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.2 million.
(F)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.9 million.
(G)	The assumptions used in valuing the options were: a 1.7% risk-free rate, 107.8% volatility and a 3.3 year expected term.
(H)	The assumptions used in valuing the options were: a 1.13% risk-free rate, 13.2% dividend yield, 151.1% volatility and a 4.6 year expected term.
(I)	The assumptions used in valuing the options were: a 1.3% risk-free rate, 12.9% dividend yield, 149.4% volatility and a 4.7 year expected term.
(J)	The assumptions used in valuing the options were: a 1.05% risk-free rate, 11.9% dividend yield, 148.4% volatility and a 4.8 year expected term.
(K)	The assumptions used in valuing the options were: a 0.75% risk-free rate, 11.9% dividend yield, 147.5% volatility and a 4.8 year expected term.
172

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
(L)	The assumptions used in valuing the options were: a 2.0% risk-free rate, 8.8% dividend yield, 56.2% volatility and a 10 year term.
(M)	The assumptions used in valuing the options were: a 2.1% risk-free rate, 7.8% dividend yield, 55.5% volatility and a 10 year term.
(N)	The assumptions used in valuing the options were: a 2.5% risk-free rate, 8.8% dividend yield, 36.9% volatility and a 10 year term.
(O)	The assumptions used in valuing the options were: a 2.8% risk-free rate, 6.7% dividend yield, 32.0% volatility and a 10 year term.

Preferred Stock

In March 2003, Newcastle issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, Newcastle issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, Newcastle issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred”). The Series B Preferred, Series C Preferred and Series D Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption. Newcastle has the option to redeem the Series B Preferred, the Series C Preferred and the Series D Preferred, at their liquidation preference. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and Newcastle is not subject to the reporting requirements of the Exchange Act, Newcastle has the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their liquidation preference and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.

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

As of January 31, 2014, Newcastle had paid all current and accrued dividends on its preferred stock.

Noncontrolling Interest

Noncontrolling interest is comprised of the 15.4% interest in New Media and its subsidiaries, Local Media Group and GateHouse, that Newcastle does not own.

17. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Management Agreements

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

To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the “Incentive Compensation’’) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations (defined as the net income available

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

for common stockholders before Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate and after adjustments for unconsolidated subsidiaries, if any) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the IPO and the value attributed to the net assets transferred to Newcastle by its predecessor, and in any subsequent offerings by Newcastle (adjusted for prior return of capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

Newcastle is party to the Senior Housing Management Agreement with Holiday and Blue Harbor. Pursuant to the property management agreements with Holiday, Newcastle pays management fees equal to either (i) 5% of the property’s effective gross income (as defined in the agreements) or (ii) 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter. Pursuant to the property management agreements with Blue Harbor, Newcastle pays management fees equal to 6% of the property’s effective gross income (as defined in the agreement) for the first two years and 7% thereafter. As the owner of managed properties, Newcastle is responsible for the properties’ operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The payroll expense is structured as a reimbursement to the property manager, who is the employer of record in order for Newcastle to comply with REIT requirements (Newcastle reimbursed the Senior Housing Managers for $23.9 million and $7.9 million of property-level payroll expenses during the years ended December 31, 2013 and 2012, respectively, which is included in property operating expenses in the consolidated statements of income).

	Amounts incurred under the management agreements (in millions)
	2013	2012	2011
Management Fees (A)	$32.6	$24.2	$17.8
Expense Reimbursement to the Manager	0.5	0.5	0.5
Incentive Compensation	—	—	—
Total management fees to affiliate	$33.1	$24.7	$18.3

(A)	During 2013, Newcastle paid management fees of $27.6 million, $3.5 million and $1.5 million to its Manager, Blue Harbor and Holiday, respectively. In 2012, Newcastle paid management fees of $23.1 million and $1.1 million to its Manager and Blue Harbor, respectively.

At December 31, 2013, Fortress, through its affiliates, and principals of Fortress, owned 6.4 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options relating to an additional 27.5 million shares of Newcastle’s common stock (Note 16).

At December 31, 2013 and 2012, due to affiliates (Note 2) was comprised of $5.9 million and $3.6 million, respectively, of management fees and expense reimbursements payable to the Manager and to the Senior Housing Managers.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

Other Affiliated Entities

In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. The outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $372.7 million and $506.6 million at December 31, 2013, respectively.

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

As of December 31, 2013, Newcastle held on its balance sheet total investments of $185.6 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $36.5 million, $25.8 million and $22.5 million of interest on investments issued by affiliates of the Manager for the years ended December 31, 2013, 2012 and 2011, respectively.

In each instance described above, affiliates of Newcastle’s Manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

18. COMMITMENTS AND CONTINGENCIES

Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business including governmental and administrative proceedings concerning employment, labor, environmental and other claims. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2013, if any, will not materially affect Newcastle’s consolidated results of operations, financial position or cash flow.

Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2013, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle’s consolidated financial position or results of operations.

Debt Covenants — Newcastle’s debt obligations contain various customary loan covenants. See Note 14.

Subprime Securitizations — Newcastle has no obligation to repurchase any loans from either of its subprime securitizations. Therefore, it is expected that Newcastle’s exposure to loss is limited to the carrying amount of its retained interests in the securitization entities (Note 7). A subsidiary of Newcastle’s gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of Newcastle.

Operating lease obligations – Media operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs. The lease terms range up to 99 years and typically contain renewal options. Rental expense amounted to $0.6 million for the period from November 26, 2013 through December 31, 2013.

The Golf business leases substantially all of its golf courses and related facilities under long-term operating leases, including triple net leases. In addition to minimum payments, certain leases require the payment of the excess of various

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

percentages of gross revenue or net operating income over the minimum rental payments. The triple net leases require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of the lease terms range from 10 to 20 years and, typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in other long-term liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.

The Golf business is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. Golf had bonds outstanding of approximately $0.9 million as of December 31, 2013.

The future minimum rental commitments under non-cancellable leases, net of subleases, as of December 31, 2013 were as follows:

For the years ending December 31:	Media	Golf	Total
2014	$4,320	$41,648	$45,968
2015	3,594	39,489	43,083
2016	3,277	34,600	37,877
2017	3,205	32,059	35,264
2018	2,299	26,810	29,109
Thereafter	1,895	242,077	243,972
Total Minimum lease payments	$18,590	$416,683	$435,273

Membership Deposit Liability – In the Golf business, members are required to pay an initiation deposit upon their acceptance as a member to a private club. In most cases, membership deposits are fully refundable after a fixed number of years, typically 30 years. As of December 31, 2013, the total face amount of membership deposits was approximately $235.0 million.

Restricted Cash – Restricted cash at December 31, 2013 in the aggregate amount of $10.0 million is used to collateralize standby letters of credit in the name of New Media’s insurers in accordance with certain insurance policies and as cash collateral for certain business operations, as well as credit enhancement for Golf’s obligations related to the performance of lease agreements and certain insurance claims.

19. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2013	2012
	(in thousands)
Current:
Federal	$2,170	$—
State and Local	381	—
Total Current Provision	$2,551	$—

Deferred
Federal	$(404)	$—
State and Local	(47)	—
Total Deferred Provision	$(451)	$—
Total Provision for Income Taxes	$2,100	$—

Newcastle Investment Corp. is organized and conducts its operations to qualify as a REIT under the Code. A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. A portion of this distribution requirement may be met through stock dividends rather than cash, subject to limitations based on the value of Newcastle’s stock. Newcastle distributed 100% of its 2013, 2012 and 2011 REIT taxable income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
Common stock distributions relating to 2013, 2012, and 2011 were taxable as follows:

			Ordinary	Long-term
	Dividends Per Share		Income	Capital Gain	Return of Capital
2013	$7.38	(A)	33.91%	0.00%	66.09%
2012	$0.84		100.00%	0.00%	0.00%
2011	$0.40		100.00%	0.00%	0.00%

(A)	Includes the distribution of New Residential (Note 4) common stock valued at $6.89 per share.

During 2010 and 2009, Newcastle repurchased an aggregate of $787.8 million face amount of its outstanding CDO debt and junior subordinated notes at a discount and recorded $521.1 million of aggregate gain. The gain recorded upon such cancellation of indebtedness is characterized as ordinary income for tax purposes. In compliance with current tax laws, Newcastle has the ability to defer such ordinary income to future years and has deferred all or a portion of such gain for 2010 and 2009. However, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During 2011, Newcastle repurchased $188.9 million face amount of its outstanding CDO debt and notes payable at a discount and recorded $81.1 million of gain for tax purposes, of which only $66.1 million gain relating to $171.8 million face amount of debt repurchased was recognized for GAAP purposes. During 2012, Newcastle repurchased $39.3 million face amount of Newcastle CDO debt and notes payable at a discount and recorded a $24.1 million gain on extinguishment of debt for GAAP, of which only $23.2 million of gain relating to $34.1 million face amount of debt repurchased was recognized for tax purposes. During 2013, Newcastle repurchased $35.9 million face amount of Newcastle CDO debt and notes payable at a discount and recorded a $4.6 million gain on extinguishment of debt for GAAP and tax purposes.

In addition, Newcastle may recognize material ordinary income from the cancellation of debt within its non-recourse financing structures, including its subprime securitizations, while losses on the related collateral may be recognized as capital losses. Through December 31, 2013, $101.9 million of debt in Newcastle’s subprime securitizations has been cancelled as a result of losses incurred on the underlying assets in the securitization trusts.

As of December 31, 2012, Newcastle had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $750.2 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and taxable capital gains, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforward and net long-term capital loss carryforward as of December 31, 2013 are subject to the finalization of the 2013 tax returns. The net operating loss carryforward and capital loss carryforward will begin to expire in 2029 and 2015, respectively.

In January 2013, an “ownership change” for purposes of Section 382 of the Code occurred. The provisions of Section 382 of the Code will impose an annual limit on the amount of net operating loss and net capital loss carryforwards that Newcastle can use to offset future taxable income. Such limitation may increase Newcastle’s dividend distribution requirement in the future. Newcastle does not believe that the limitation as a result of the January 2013 ownership change will prevent it from satisfying the REIT distribution requirement for the current year and future years.

The Media and Golf businesses are held through TRSs and, as such, are subject to regular corporate income taxes. At December 31, 2013, Newcastle’s TRSs had approximately $540.2 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if any. These federal and state net operating loss carryforwards will begin to expire in 2018. A significant portion of these net operating losses are subject to the limitations of the Code Section 382. This section provides substantial limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes.

Newcastle and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Newcastle is no longer subject to tax examinations by tax authorities for years prior to 2010. Generally, Newcastle has assessed its tax positions for all open years, which includes 2010 to 2013, and concluded that there are no material uncertainties to be recognized.

During the years ended December 31, 2013, 2012 and 2011, Newcastle’s TRSs recorded approximately $2.1 million, $0 and $0, respectively, of income tax expense. Generally, the Newcastle’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
The difference between Newcastle’s reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2013	2012	2011
Provision at the statutory rate	35.00%	35.00%	35.00%
Non-taxable REIT income	(33.88%)	(35.00%)	(35.00%)
State and local taxes	0.21%	—	—
Other	0.40%	—	—
Total provision	1.73%	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2013 are presented below:

December 31, 2013
Deferred tax assets:
Allowance for loan losses	$2,076
Depreciation and amortization	94,880
Leaseholds	6,489
Accrued expenses	23,816
Deposits	7,787
Net operating losses	211,560
Other	17,036
Total deferred tax assets	363,644
Less valuation allowance	(363,192)
Net deferred tax assets	$452

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of December 31, 2013 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

During the period from November 26, 2013 to December 31, 2013, the valuation allowance decreased by $4.4 million primarily related to activity in the net operating loss carryforwards of the Media and Golf businesses.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2012	$—
Increase due to business acquisitions	367,541
Other decrease	(4,349)
Valuation allowance at December 31, 2013	$363,192
178

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
20. RECENT ACTIVITIES

These financial statements include a discussion of material events which have occurred subsequent to December 31, 2013 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On February 13, 2014, Newcastle completed the spin-off of its media business, as detailed in Note 4, and establishment of New Media as a separate, publicly traded company (NYSE:NEWM). The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock it held of New Media to Newcastle’s common stockholders of record at the close of business on February 6, 2014. The distribution ratio was 0.0722 shares of New Media common stock for each share of Newcastle common stock.

In January 2014, Newcastle completed the acquisitions of two senior housing properties for an aggregate purchase price of approximately $23.0 million plus acquisition costs. Each of these acquisitions was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred.

In January 2014, Newcastle sold $503.0 million face amount of the remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of associated repurchase agreements. Newcastle recognized a net gain of approximately $1.9 million on the sale of these securities.

In January 2014, Intrawest, a portfolio company of a private equity fund managed by an affiliate of Newcastle’s Manager completed a $37.5 million primary offering and a $150.0 million secondary offering. At December 31, 2013, Newcastle had an outstanding investment balance of $185.6 million in Intrawest’s debt. Following Intrawest’s public offerings, Newcastle received total cash of $83.3 million, which reduced the face of the debt balance down to $99.4 million.

In January 2014, Newcastle financed an additional $50.0 million face amount of previously repurchased CDO bonds payable with repurchase agreements for $30.8 million. These repurchase agreements bear interest at one month LIBOR + 1.65%, mature in March 2014 and are subject to customary margin provisions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
21. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is unaudited summary information on Newcastle’s quarterly operations.

2013	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$61,332	$62,824	$47,486	$42,073	$213,715
Interest expense	22,710	21,998	20,555	25,710	90,973
Net interest income (expense)	38,622	40,826	26,931	16,363	122,742
Impairment	2,773	3,201	(12,998)	(12,745)	(19,769)
Other revenues	13,500	14,013	24,912	96,535	148,960
Other income (loss) (B)	5,770	8,090	7,755	15,529	37,144
Property operating expenses	8,363	8,409	15,804	21,142	53,718
Depreciation and amortization	4,079	4,070	7,732	15,092	30,973
Other operating expenses	14,812	19,107	16,217	72,679	122,815
Income tax expense	—	—	1,213	887	2,100
Income (loss) from continuing operations	27,865	28,142	31,630	31,372	119,009
Income (loss) from discontinued operations	10,148	25,581	(2,386)	(11)	33,332
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Net income attributable to noncontrolling interests	—	—	—	(928)	(928)
Income (loss) applicable to common stockholders	$36,618	$52,328	$27,849	$29,038	$145,833
Net income (loss) per share of common stock
Basic	$0.16	$0.20	$0.09	$0.09	$0.53
Diluted	$0.15	$0.20	$0.09	$0.09	$0.51
Income (loss) from discontinued operations per share of common stock
Basic	$0.04	$0.10	$(0.01)	$—	$0.12
Diluted	$0.04	$0.10	$(0.01)	$—	$0.11
Weighted average number of shares of common stock outstanding
Basic	235,137	259,228	293,374	318,687	276,881
Diluted	240,079	265,396	301,028	325,601	283,310

2012	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$72,862	$77,956	$72,947	$59,186	$282,951
Interest expense	30,165	29,462	28,411	21,886	109,924
Net interest income (expense)	42,697	48,494	44,536	37,300	173,027
Impairment	(7,080)	8,499	5,014	(12,097)	(5,664)
Other revenues	509	515	8,071	10,980	20,075
Other income (loss) (B)	28,536	(4,882)	234,008	4,632	262,294
Property operating expenses	225	232	5,043	7,443	12,943
Depreciation and amortization	2	2	2,385	4,586	6,975
Other operating expenses	8,237	11,575	11,926	14,462	46,200
Income (loss) from continuing operations	70,358	23,819	262,247	38,518	394,942
Income (loss) from discontinued operations	3,113	6,620	10,974	18,461	39,168
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Income (loss) applicable to common stockholders	$72,076	$29,044	$271,826	$55,584	$428,530
Net income (loss) per share of common stock
Basic	$0.68	$0.21	$1.65	$0.32	$2.97
Diluted	$0.68	$0.21	$1.63	$0.32	$2.94
Income (loss) from discontinued operations per share of common stock
Basic	$0.03	$0.05	$0.07	$0.11	$0.27
Diluted	$0.03	$0.05	$0.07	$0.11	$0.27
Weighted average number of shares of common stock outstanding
Basic	105,181	134,115	164,238	172,519	144,146
Diluted	105,670	135,173	166,429	175,413	145,766

(A)	The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 8).
(B)	Including equity in earnings of unconsolidated subsidiaries.
180

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)
22. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The following unaudited pro forma condensed consolidated financial information was derived from the application of pro forma adjustments to the consolidated financial statements of Newcastle. The unaudited pro forma condensed consolidated statement of income and unaudited pro forma condensed consolidated balance sheet should be read in conjunction with the other information contained in these financial statements and related notes and with Newcastle’s historical consolidated financial statements.

The unaudited pro forma information set forth below reflects the historical information of Newcastle, as adjusted to give effect to the following transactions:

•	The spin-off of New Residential from Newcastle in May 2013,
•	The acquisition of the Holiday Portfolio in December 2013,
•	The 17-year triple net master leases related to the Holiday Portfolio, and
•	The spin-off of New Media from Newcastle in February 2014.

The unaudited pro forma condensed consolidated statement of income gives effect to the above transactions as if they had occurred on January 1, 2013. The unaudited pro forma condensed consolidated balance sheet assumes that the Media spin-off occurred on December 31, 2013.

In the opinion of management, all adjustments necessary to reflect the effects of the transactions described above have been included and are based upon available information and assumptions that Newcastle believes are reasonable.

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

These unaudited pro forma condensed consolidated financial statements are provided for information purposes only. The unaudited pro forma condensed consolidated statement of income does not purport to represent what Newcastle’s results of operations would have been had such transactions been consummated on the date indicated, nor does it represent the results of operations of either Newcastle, New Residential or New Media for any future date or period.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
At December 31, 2013

	Newcastle Consolidated Historical (A)	Pro Forma Adjustments Media Spin-off (B)	Newcastle Consolidated Pro Forma
Assets
Real estate securities, available-for-sale	$984,263	—	$984,263
Real estate related and other loans, held-for-sale, net	437,530	—	437,530
Residential mortgage loans, held-for-investment, net	255,450	—	255,450
Residential mortgage loans, held-for-sale, net	2,185	—	2,185
Subprime mortgage loans subject to call option	406,217	—	406,217
Investments in senior housing real estate, net of accumulated depreciation	1,362,900	—	1,362,900
Investments in other real estate, net of accumulated depreciation	266,170	—	266,170
Property, plant and equipment, net of accumulated depreciation	270,188	(270,188)	—
Intangibles, net of accumulated amortization	345,125	(145,401)	199,724
Goodwill	126,686	(126,686)	—
Other investments	25,468	—	25,468
Cash and cash equivalents	105,944	(31,811)	74,133
Restricted cash	12,366	(6,477)	5,889
Receivables and other assets	252,071	(110,183)	141,888
			—
Total Assets	$4,852,563	$(690,746)	$4,161,817

Liabilities and Equity
Liabilities
CDO bonds payable	$544,525	$—	$544,525
Other bonds and notes payable	230,279	—	230,279
Repurchase agreements	556,347	—	556,347
Mortgage notes payable	1,076,828	—	1,076,828
Credit facilities, media and golf	334,514	(182,016)	152,498
Financing of subprime mortgage loans subject to call option	406,217	—	406,217
Junior subordinated notes payable	51,237	—	51,237
Dividends payable	36,075	—	36,075
Accounts payable, accrued expenses and other liabilities	390,417	(113,164)	277,253
Total Liabilities	$3,626,439	$(295,180)	$3,331,259

Equity
Preferred stock	$61,583	$—	$61,583
Common stock	3,515	—	3,515
Additional paid-in capital	2,970,786	(334,653)	2,636,133
Accumulated deficit	(1,947,913)	—	(1,947,913)
Accumulated other comprehensive income	76,874	—	76,874
Noncontrolling interests	61,279	(60,913)	366
Total Equity	$1,226,124	$(395,566)	$830,558

Total Liabilities and Equity	$4,852,563	$(690,746)	$4,161,817

(A)	Represents Newcastle’s historical consolidated balance sheet at December 31, 2013.
(B)	Represents New Media’s historical consolidated balance sheet at December 31, 2013.
182

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012 and 2011
(dollars in tables in thousands, except per share data)

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
Year ended December 31, 2013

		Pro Forma Adjustments

	Newcastle Consolidated Historical (A)	New Residential Spin-off (B)	Holiday Portfolio Acquisition		Media Spin-off (C)	Newcastle Consolidated Pro Forma
Interest income	$213,715	$(12,019)	$—		$(8,399)	193,297
Interest expense	90,973	(2,152)	33,844	(D)	(1,591)	121,074
Net interest income	122,742	(9,867)	(33,844)		(6,808)	72,223
Impairment (Reversal)
Valuation allowance (reversal) on loans	(25,035)	—	—		12,027	(13,008)
Other-than-temporary impairment on securities	5,222	(3,756)	—		—	1,466
Impairment of long-lived assets	—	—	—		—	—
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	44	—	—		—	44
	(19,769)	(3,756)	—		12,027	(11,498)
Net interest income (loss) after impairment/reversal	142,511	(6,111)	(33,844)		(18,835)	83,721
Other Revenues
Rental income	74,936	—	87,625	(E)	—	162,561
Care and ancillary income - senior housing	12,387	—	—		—	12,387
Advertising income - media	38,757	—	—		(38,757)	—
Circulation income - media	16,649	—	—		(16,649)	—
Commercial printing and other income - media	6,231	—	—		(6,231)	—
Total other revenues	148,960	—	87,625		(61,637)	174,948
Other Income (Loss)
Gain (loss) on settlement of investments, net	17,369	(58)	—		(7,216)	10,095
Gain on extinguishment of debt	4,565	—	—		—	4,565
Equity in earnings of Local Media Group	1,870	—	—		(1,870)	—
Other income (loss), net	13,340	—	—		(1,514)	11,826
	37,144	(58)	—		(10,600)	26,486
Expenses
Loan and security servicing expense	3,857	(108)	—		—	3,749
Property operating expenses	53,718	—	—		—	53,718
Media operating expenses	49,092	—	—		(49,092)	—
General and administrative expense	36,775	(38)	—		(1,579)	35,158
Management fee to affiliate	33,091	(4,134)	4,038	(F)	—	32,995
Depreciation and amortization	30,973	—	48,264	(G)	(3,845)	75,392
	207,506	(4,280)	52,302		(54,516)	201,012
Income (loss) from continuing operations before income tax	121,109	(1,889)	1,479		(36,556)	84,143
Income tax expense	2,100	—	—		(1,062)	1,038
Income from continuing operations	119,009	(1,889)	1,479		(35,494)	83,105
Income from discontinued operations	33,332	—	—		—	33,332
Net income	152,341	(1,889)	1,479		(35,494)	116,437
Preferred dividends	(5,580)	—	—		—	(5,580)
Net income attributable to noncontrolling interests	(928)	—	—		928	—
Income (loss) applicable to common stockholders	$145,833	$(1,889)	$1,479		$(34,566)	$110,857

Income (loss) from continuing operations per share of common stock, after preferred dividends and noncontrolling interest
Basic	0.41					0.24	(H)
Diluted	0.40					0.23	(H)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	276,881,294					328,481,457	(H)
Diluted	283,309,645					334,909,808	(H)

See notes on next page.

(A)	Represents Newcastle’s historical consolidated statement of income for the year ended December 31, 2013, excluding discontinued operations.
(B)	Represents the portion of New Residential’s historical consolidated statement of income for the period from January 1, 2013 to May 15, 2013 that is not included in Newcastle’s income (loss) from discontinued income. After the May 15, 2013 spin-off of New Residential from Newcastle, no results of New Residential have been reported in Newcastle’s consolidated statement of income.
(C)	Represents the portion of New Media’s historical consolidated statement of income for the year ended December 31, 2013, the impact of the GateHouse debt held by Newcastle through the November 26, 2013 restructuring and the equity method investment income recorded for the investment in Local Media Group for the period from September 3, 2013 until November 26, 2013.
(D)	Represents the estimated interest expense on the loan related to the acquisition of the Holiday Portfolio including the estimated amortization of deferred financing costs.
(E)	Represents the estimated rental income from the independent senior housing properties acquired under a triple net lease agreement for the year ended December 31, 2013.
(F)	Represents the estimated management fees for the year ended December 31, 2013 that Newcastle would have paid Fortress Investment Group LLC as a result of the public offering of common stock in November 2013.
(G)	Represents the estimated depreciation expense for the year ended December 31, 2013 based on the carrying value of the assets acquired and their estimated useful life.
(H)	Weighted average number of shares of common stock outstanding and income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest, were adjusted retrospectively to reflect the issuance of 57,950,952 shares on November 22, 2013, the proceeds of which were used to fund a portion of the purchase price for the Holiday Portfolio. Weighted average number of shares of common stock outstanding and income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest were not adjusted to include potential additional diluted shares as a result of the changes to outstanding Newcastle options from the spin-offs. The number of additional diluted shares will depend on various factors, including the share prices of Newcastle, New Residential and New Media subsequent to the spin-offs.
(I)	The effect of the Holiday Portfolio acquisition on 2012 revenue if Newcastle had consummated the acquisition as of January 1, 2012 would have been $89.3 million. The effect of this acquisition on income from continuing operations would have been $0.1 million.
184

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

b)	Changes in Internal Control Over Financial Reporting. Except for the changes noted below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently engaged in refining and harmonizing the internal controls and processes relating to the following acquisitions with the Company’s internal controls and processes: (i) 21 senior housing properties acquired in seven different portfolios from July 2013 to December 2013; (ii) New Media beginning on November 26, 2013 and (iii) the December 30, 2013 acquisition of the golf business. The results of these acquisitions since their respective acquisition dates are included in the December 31, 2013 consolidated financial statements of the Company and constituted approximately 30 percent and 42 percent of total assets and net assets, respectively as of December 31, 2013, and approximately 25 percent of revenue for the year then ended. Internal control over financial reporting of the acquired businesses has been excluded from the Company’s annual assessment of the effectiveness of the Company’s internal control over financial reporting in accordance with the general guidance issued by the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

—	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
—	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
—	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. As noted above, the Company has excluded from its assessment the internal control over financial reporting of recently acquired businesses in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation. See Note 3 to the Company’s consolidated financial statements included in this Form 10-K.

Based on our assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears at the beginning of “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

On February 28, 2014, Justine Cheng was appointed Chief Financial Officer, Treasurer and Chief Operating Officer of Newcastle, effective as of March 4, 2014. Ms. Cheng, 38, joins Newcastle with over 15 years of finance and banking experience. Ms. Cheng serves as a Managing Director in Fortress's Private Equity group, where she has been responsible for various financial services, infrastructure and lodging, and leisure & gaming investments. Prior to joining Fortress 10 years ago, Ms. Cheng held various investment banking and private equity roles at UBS, Credit Suisse and Donaldson Lufkin & Jenrette.  Ms. Cheng received a BA in Economics and a Masters in International and Public Affairs from Columbia University.

Effective as of March 4, 2014, Jonathan Brown will resign as Interim Chief Financial Officer and Treasurer.  Mr. Brown will continue to serve as Principal Accounting Officer of Newcastle.  Also effective as of March 4, 2014, Jonathan Ashley will resign as Chief Operating Officer.

Newcastle’s officers are appointed annually by the Board of Directors. There is no arrangement or understanding between Ms. Cheng and any other person pursuant to which she was appointed as an officer of Newcastle. There are also no family relationships between Ms. Cheng and any director or executive officer of Newcastle.

Newcastle’s officers are not employees of Newcastle and do not receive direct cash compensation for services rendered to Newcastle. Rather, they are employees of Newcastle Manager and are compensated by the Manager for their services to Newcastle as well as other entities affiliated with the Manager. The Manager has informed Newcastle that, because the services performed by the individuals who serve as officers of Newcastle are not performed exclusively for Newcastle, the Manager cannot segregate and identify that portion of compensation awarded to, earned by or paid to Newcastle’s officers, including Ms. Cheng, that relates solely to her service to Newcastle. Outside of the fees and compensation paid to the Manager by Newcastle, Ms. Cheng does not have any direct or indirect material interests in any transaction with Newcastle or in any currently proposed transaction to which Newcastle is a party.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

Item 14. Principal Accounting Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after the fiscal year ended December 31, 2013.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

(a)	and (c) Financial statements and schedules:
See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K:

	2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1), filed on May 3, 2013.

	3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

	3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

	3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

	3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

	3.5	Articles of Amendment (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

	3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 8, 2006).

	4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

	4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

	4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

	10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC, dated April 25, 2013 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 3, 2013).

	10.2	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.3.

	10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

	10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).
188

10.5	Master Designation Agreement, dated as of July 17, 2012, among B Healthcare Properties LLC and the designees listed on the signature pages attached thereto (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 23, 2012).

10.6	Amended and Restated Purchase Agreement, dated as of February 27, 2012, by and among the Purchasers named therein, the Sellers named therein, the Former Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 23, 2012).

10.7	Amendment No. 1 to the Amended and Restated Purchase Agreement, dated as of March 30, 2012, among the Purchasers named therein, the Sellers named therein, BDC/West Covina II, LLC and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 23, 2012).

10.8	Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 11, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 23, 2012).

10.9	Amendment No. 3 to the Amended and Restated Purchase Agreement, dated as of April 27, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on July 23, 2012).

10.10	Amendment No. 4 to the Amended and Restated Purchase Agreement, dated as of June 14, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on July 23, 2012).

10.11	Amendment No. 5 to the Amended and Restated Purchase Agreement, dated as of July 16, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.7, filed on July 23, 2012).

10.12	Master Credit Facility Agreement, dated as of July 18, 2012, by and among the Borrowers named therein, Propco LLC, TRS LLC and Oak Grove Commercial Mortgage, LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on July 23, 2012).

10.13	Assignment of Master Credit Facility Agreement and Other Loan Documents, dated as of July 18, 2012, from Oak Grove Commercial Mortgage, LLC to Fannie Mae (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.9, filed on July 23, 2012).

10.14	Management Agreement, dated as of July 5, 2012, between Willow Park Management LLC and Willow Park Leasing LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.10, filed on July 23, 2012).

10.15	Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Registrant’s Report on Form 10- Q, Exhibit 10.33, filed on October 26, 2012).

10.16	Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therin.

10.17	Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC.

10.18	Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.
189

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited financial statements of Holiday AL Holding LP as of December 31, 2013 and 2012 and for each of the years in the three year period December 31, 2013.

99.2	Combined audited financial statements of NCT Portfolio as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Management Agreement, dated as of July 5, 2012, between Canyon Creek Property Management LLC and Canyon Creek Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Regent Court Management LLC and Regent Court Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sunshine Villa Management LLC and Sunshine Villa Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sheldon Park Management LLC and Sheldon Park Leasing LLC.

In addition, the following Master Lease and Guaranty of Lease are substantially identical in all material respects, except as to the parties thereto, to the Master Lease and Guaranty of Lease that are filed as Exhibits 10.17 and 10.18, respectively, hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

—	Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant II
LLC.
—	Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

March 3, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

March 3, 2014

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Director and Chief Executive Officer

March 3, 2014

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Interim Chief Financial Officer and Principal Accounting Officer

March 3, 2014

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 3, 2014

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

March 3, 2014

By:	/s/ David K. McKown
David K. McKown
Director

March 3, 2014

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director

March 3, 2014
191

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk tone of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

Exhibit Index

2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1), filed on May 3, 2013.

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles of Amendment (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 8, 2006).

4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

10.1	Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC, dated April 25, 2013 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 3, 2013).

10.2	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.3).

10.3	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.4	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.5	Master Designation Agreement, dated as of July 17, 2012, among B Healthcare Properties LLC and the designees listed on the signature pages attached thereto (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on July 23, 2012).

10.6	Amended and Restated Purchase Agreement, dated as of February 27, 2012, by and among the Purchasers named therein, the Sellers named therein, the Former Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.2, filed on July 23, 2012).

10.7	Amendment No. 1 to the Amended and Restated Purchase Agreement, dated as of March 30, 2012, among the Purchasers named therein, the Sellers named therein, BDC/West Covina II, LLC and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.3, filed on July 23, 2012).

10.8	Amendment No. 2 to the Amended and Restated Purchase Agreement, dated as of April 11, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.4, filed on July 23, 2012).

10.9	Amendment No. 3 to the Amended and Restated Purchase Agreement, dated as of April 27, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.5, filed on July 23, 2012).

10.10	Amendment No. 4 to the Amended and Restated Purchase Agreement, dated as of June 14, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.6, filed on July 23, 2012).

10.11	Amendment No. 5 to the Amended and Restated Purchase Agreement, dated as of July 16, 2012, among the Purchasers named therein, the Sellers named therein and Walter C. Bowen (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.7, filed on July 23, 2012).

10.12	Master Credit Facility Agreement, dated as of July 18, 2012, by and among the Borrowers named therein, Propco LLC, TRS LLC and Oak Grove Commercial Mortgage, LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.8, filed on July 23, 2012).

10.13	Assignment of Master Credit Facility Agreement and Other Loan Documents, dated as of July 18, 2012, from Oak Grove Commercial Mortgage, LLC to Fannie Mae (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.9, filed on July 23, 2012).

10.14	Management Agreement, dated as of July 5, 2012, between Willow Park Management LLC and Willow Park Leasing LLC (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.10, filed on July 23, 2012).

10.15	Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.33, filed on October 26, 2012).

10.16	Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therin.

10.17	Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC.

10.18	Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audited financial statements of Holiday AL Holding LP as of December 31, 2013 and 2012 and for each of the years in the three year period ended December 31, 2013.

99.2	Combined audited financial statements of NCT Portfolio as of December 31, 2012 and 2011 and for each of the years in the three year period ended December 31, 2012.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Management Agreement, dated as of July 5, 2012, between Canyon Creek Property Management LLC and Canyon Creek Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Regent Court Management LLC and Regent Court Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sunshine Villa Management LLC and Sunshine Villa Leasing LLC.

Management Agreement, dated as of July 5, 2012, between Sheldon Park Management LLC and Sheldon Park Leasing LLC.

In addition, the following Master Lease and Guaranty of Lease are substantially identical in all material respects, except as to the parties thereto, to the Master Lease and Guaranty of Lease that are filed as Exhibits 10.17 and 10.18, respectively, hereto and are being omitted in reliance on Instruction 2 to Item 601 of Regulation S-K:

•	Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant II LLC.
•	Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.

