Form 10-Q
period 2014-03-31
NEWCASTLE INVESTMENT CORP
filed 2014-05-02
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Common stock, $0.01 par value per share: 351,453,495 shares outstanding as of April 28, 2014.

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate securities, available-for-sale	$439,023	$984,263
Real estate related and other loans, held-for-sale, net	313,250	437,530
Residential mortgage loans, held-for-investment, net	—	255,450
Residential mortgage loans, held-for-sale, net	248,299	2,185
Subprime mortgage loans subject to call option	406,217	406,217
Investments in senior housing real estate, net of accumulated depreciation	1,374,710	1,362,900
Investments in other real estate, net of accumulated depreciation	262,403	266,170
Intangibles, net of accumulated amortization	187,101	199,725
Other investments	25,795	25,468
Cash and cash equivalents	122,053	74,133
Restricted cash	4,314	5,889
Receivables and other assets	137,444	141,887
Assets of discontinued operations	—	690,746
Total Assets	$3,520,609	$4,852,563

Liabilities and Equity
Liabilities
CDO bonds payable	$408,813	$544,525
Other bonds and notes payable	221,305	230,279
Repurchase agreements	74,863	556,347
Mortgage notes payable	1,091,823	1,076,828
Credit facilities, golf	152,961	152,498
Financing of subprime mortgage loans subject to call option	406,217	406,217
Junior subordinated notes payable	51,236	51,237
Dividends payable	36,075	36,075
Accounts payable, accrued expenses and other liabilities	271,841	277,166
Liabilities of discontinued operations	—	295,267
Total Liabilities	$2,715,134	$3,626,439

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2014 and December 31, 2013	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 351,453,495 shares issued and outstanding, at March 31, 2014 and December 31, 2013	3,515	3,515
Additional paid-in capital	2,970,786	2,970,786
Accumulated deficit	(2,310,496)	(1,947,913)
Accumulated other comprehensive income	79,860	76,874
Total Newcastle Stockholders' Equity	805,248	1,164,845
Noncontrolling interests	227	61,279
Total Equity	$805,475	$1,226,124

Total Liabilities and Equity	$3,520,609	$4,852,563

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

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$431,617	$426,695
Real estate related and other loans, held-for-sale, net	313,250	437,530
Residential mortgage loans, held-for-sale, net	215,991	223,628
Subprime mortgage loans subject to call option	406,217	406,217
Investments in other real estate, net of accumulated depreciation	6,573	6,597
Other investments	19,556	19,308
Restricted cash	1,338	2,377
Receivables and other assets	4,046	3,727
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$1,398,588	$1,526,079

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

	March 31, 2014	December 31, 2013
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$408,813	$544,525
Other bonds and notes payable	221,305	230,279
Financing of subprime mortgage loans subject to call option	406,217	406,217
Derivative liabilities	10,514	13,795
Accounts payable, accrued expenses and other liabilities	1,745	6,766
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$1,048,594	$1,201,582

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Interest income	$46,452	$61,332
Interest expense	35,855	22,710
Net interest income	10,597	38,622
Impairment/(Reversal)
Valuation allowance (reversal) on loans	1,246	2,234
Other-than-temporary impairment on securities	—	422
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	—	117
Total impairment (reversal)	1,246	2,773
Net interest income after impairment/reversal	9,351	35,849
Operating Revenues
Rental income	52,890	12,887
Care and ancillary income	5,461	613
Golf course operations	40,389	—
Sales of food and beverages - golf	13,539	—
Other golf revenue	9,350	—
Total operating revenues	121,629	13,500
Other Income
Gain (loss) on settlement of investments, net	2,332	(3)
Gain on extinguishment of debt	—	1,206
Other income, net	13,474	4,567
Total other income	15,806	5,770
Expenses
Loan and security servicing expense	857	1,034
Property operating expenses	23,804	8,670
Operating expenses - golf	58,338	—
Cost of sales - golf	5,956	—
General and administrative expense	9,212	3,906
Management fee to affiliate	8,037	9,565
Depreciation and amortization	30,359	4,079
Total expenses	136,563	27,254
Income from continuing operations before income tax	10,223	27,865
Income tax expense	295	—
Income from continuing operations	9,928	27,865
Income (loss) from discontinued operations, net of tax	(5,305)	10,148
Net Income	4,623	38,013
Preferred dividends	(1,395)	(1,395)
Net loss attributable to noncontrolling interests	661	—
Income Applicable to Common Stockholders	$3,889	$36,618

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

Income Per Share of Common Stock
Basic	$0.01	$0.16
Diluted	$0.01	$0.15
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests
Basic	$0.03	$0.11
Diluted	$0.03	$0.11
Income (loss) from discontinued operations per share of common stock
Basic	$(0.02)	$0.05
Diluted	$(0.02)	$0.04
Weighted Average Number of Shares of Common Stock Outstanding
Basic	351,453,495	235,136,756
Diluted	363,066,769	240,079,144
Dividends Declared per Share of Common Stock	$0.10	$0.22

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Net income	$4,623	$38,013
Other comprehensive income (loss):
Net unrealized gain on securities	4,588	29,454
Reclassification of net realized (gain) loss on securities into earnings	(2,334)	539
Net unrecognized gain and pension prior service cost (discontinued operations)	9	—
Net unrealized gain on derivatives designated as cash flow hedges	1,203	1,841
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(13)	—
Other comprehensive income	3,453	31,834
Total comprehensive income	$8,076	$69,847
Comprehensive income attributable to Newcastle stockholders' equity	$8,737	$69,847
Comprehensive loss attributable to noncontrolling interests	$(661)	$—

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comp.	Total Newcastle Stockholders'	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Equity - December 31, 2013	2,463,321	$61,583	351,453,495	$3,515	$2,970,786	$(1,947,913)	$76,874	$1,164,845	$61,279	$1,226,124

Dividends declared	—	—	—	—	—	(36,540)	—	(36,540)	—	(36,540)

Spin-off of New Media	—	—	—	—	—	(331,327)	(467)	(331,794)	(60,391)	(392,185)

Comprehensive income (loss)

Net income (loss)	—	—	—	—	—	5,284	—	5,284	(661)	4,623

Other comprehensive income	—	—	—	—	—	—	3,453	3,453	—	3,453

Total comprehensive income (loss)								8,737	(661)	8,076

Equity - March 31, 2014	2,463,321	$61,583	351,453,495	$3,515	$2,970,786	$(2,310,496)	$79,860	$805,248	$227	$805,475

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$4,623	$38,013
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	34,955	4,079
Accretion of discount and other amortization	(8,639)	(8,539)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(328)	(536)
Interest income on investments accrued to principal balance	(7,214)	(6,181)
Interest expense on debt accrued to principal balance	109	109
Valuation allowance on loans	1,246	2,234
Other-than-temporary impairment on securities	—	539
Change in fair value of investments in excess mortgage servicing rights	—	(1,858)
Change in fair value of investments in equity method investees	—	(969)
Straight-lining of rental income	(6,107)	—
Equity in earnings from equity method investments	39	—
Distributions of earnings from equity method investees	—	1,344
(Gain)/loss on settlement of investments (net)	(2,332)	3
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(12,748)	(3,126)
Gain on extinguishment of debt	—	(1,206)
Change in:
Restricted cash	2,018	995
Receivables and other assets	8,434	(2,277)
Accounts payable, accrued expenses and other liabilities	(9,419)	1,995
Net cash provided by operating activities	4,637	24,619
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	4,398	8,656
Principal repayments from CDO securities	601	1,290
Principal repayments from non-Agency RMBS	—	17,472
Return of investments in excess mortgage servicing rights	—	10,272
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	25,435	74,944
Principal repayment from security accounted for as a linked transaction	26,709	—
Purchase of real estate securities	—	(871,127)
Purchase of real estate related and other loans	—	(101,313)
Proceeds from sale of investments	532,236	—
Acquisition of investments in real estate	(22,800)	—
Additions to investments in real estate	(3,578)	(259)
Contributions to equity method investees	—	(109,588)
Distributions of capital from equity method investees	—	6,625
Deposits paid on investments	(2,448)	(2,700)
Net cash provided by (used in) investing activities	560,553	(965,728)

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	$—	$(9,722)
Repayments of other bonds and notes payable	(8,384)	(9,922)
Borrowings under repurchase agreements	34,713	1,379,928
Borrowings under repurchase agreements accounted for as linked transactions	970	—
Repayments of repurchase agreements	(516,197)	(835,777)
Repayments under repurchase agreements accounted for as linked transactions	(7,366)	—
Repayments of credit facilities, media and golf	(4,248)	—
Margin deposits under repurchase agreements	(12,277)	(62,100)
Return of margin deposits under repurchase agreements	11,867	56,788
Borrowings under mortgage notes payable	17,250	—
Repayment of mortgage notes payable	(2,739)	—
Issuance of common stock	—	764,759
Costs related to issuance of common stock	—	(592)
New Media spin-off	(23,845)	—
Common stock dividends paid	(35,145)	(37,954)
Preferred stock dividends paid	(1,395)	(1,395)
Payment of financing costs	(2,285)	(30)
Net cash provided by (used in) financing activities	(549,081)	1,243,983
Net Increase in Cash and Cash Equivalents	16,109	302,874
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	74,133	231,898
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	31,811	—
Cash and Cash Equivalents, End of Period	$122,053	$534,772
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$76	$—
Cash paid during the period for interest expense	$20,477	$12,953
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$35,145	$55,666
Reduction of Assets and Liabilities relating to the spin-off of New Media
Property, plant and equipment, net	$266,385	$—
Goodwill and intangibles, net	$271,350	$—
Restricted cash	$6,477	$—
Receivables and other assets	$101,940	$—
Credit facilities, media	$177,955	$—
Accounts payable, accrued expenses and other liabilities	$99,857	$—

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

1.   GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle focuses on opportunistically investing in, and actively managing, a variety of real estate-related and other investments. Newcastle is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. Newcastle's common stock is traded on the New York Stock Exchange under the symbol "NCT".

On February 13, 2014, Newcastle completed the spin-off of New Media Investment Group Inc. ("New Media"), and established New Media as a separate, publicly traded company (NYSE:NEWM). The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock it held of New Media to Newcastle’s common stockholders of record at the close of business on February 6, 2014. The distribution ratio was 0.0722 shares of New Media common stock for each share of Newcastle common stock.

In December 2013, Newcastle restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). National Golf owns 27 golf courses across 8 states, and leases these courses to American Golf Corporation (“American Golf”), an affiliated operating company. American Golf also leases an additional 54 golf courses and manages 11 courses, all owned by third parties. As part of the transaction, Newcastle acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore is consolidating these entities.

As a result, Newcastle now conducts its business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investments in golf courses and facilities (“Golf”) and (v) corporate. With respect to the CDOs and other debt investments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

Approximately 6.4 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2014. In addition, Fortress, through its affiliates, held options to purchase approximately 25.7 million shares of Newcastle’s common stock at March 31, 2014.

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's consolidated financial statements for the year ended December 31, 2013

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the SEC. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2013.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently Adopted Accounting Policies

The following accounting policies have been adopted in connection with Golf.

REVENUE RECOGNITION

Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and other income (consisting primarily of range income, banquets, and club and other rental income) are generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized as revenue ratably over the appropriate period, which is generally twelve months or less. The monthly dues are generally structured to cover the club operating costs and membership services.

Private country club members generally pay an advance initiation fee upon their acceptance as a member to the country club. Initiation fees at most private clubs are deposits which are generally refundable 30 years after the date of acceptance as a member. Revenue related to membership deposits is recognized over the expected life of an active membership. For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized on a straight-line basis over the expected life of an active membership.

The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term (30 years) using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of income.

EXPENSE RECOGNITION

Operating Leases and Other Operating Expenses - Other operating expenses for the Golf business consist primarily of equipment leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, and marketing. Many of the golf courses and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in accounts payable, accrued expenses and other liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  This update is effective for Newcastle in the first quarter of 2015. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

2.   ACQUISITIONS

Acquisitions of Senior Housing properties

In January 2014, Newcastle completed the acquisitions of two senior housing properties for an aggregate purchase price of approximately $22.8 million plus acquisition costs. Each of these acquisitions was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. Newcastle has retained Holiday to manage these properties. Pursuant to the property management agreements with Holiday, Newcastle pays management fees equal to either (i) 5% of the property’s effective gross income (as defined in the agreements) or (ii) 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter. In addition, Newcastle will reimburse Holiday for certain expenses, primarily the compensation expense associated with the on-site employees.

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed at the date of acquisition, in accordance with the acquisition method of accounting:

Allocation of Purchase Price (A)
Investments in Real Estate	$20,630
Resident Lease Intangibles	2,370
Other Assets, net of other Liabilities	(200)
Total purchase price	$22,800

Mortgage Notes Payable (B)	(17,250)
Net assets acquired	$5,550
Total acquisition related costs (C)	$258

(A)
Due to the timing of the acquisition, Newcastle is still obtaining additional information relating to the purchase price allocation. Therefore, the review process of the purchase price allocation is not complete. Newcastle expects to complete this process within twelve months of the acquisition.

(B)	See Note 10.

(C)	Acquisition related costs are expensed as incurred and included within general and administrative expense on the consolidated statements of income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

3.   SPIN-OFF OF NEW RESIDENTIAL AND NEW MEDIA

On May 15, 2013, Newcastle completed the spin-off of New Residential from Newcastle.

On February 13, 2014, Newcastle completed the spin-off of New Media from Newcastle.

The following table presents the carrying value of the assets and liabilities of New Media, immediately preceding the February 13, 2014 spin-off.

Assets
Property, plant and equipment, net	$266,385
Intangibles, net	144,664
Goodwill	126,686
Cash and cash equivalents	23,845
Restricted cash	6,477
Receivables and other assets	101,940
Total Assets	$669,997

Liabilities
Credit facilities - media	$177,955
Accounts payable, accrued expenses and other liabilities	99,857
Total Liabilities	$277,812

Net Assets	$392,185

As a result of the May 15, 2013 spin-off and the February 13, 2014 spin-off, for all periods presented, the assets, liabilities and results of operations of those components of Newcastle’s operations that (i) were part of the spin-off, and (ii) represent operations in which Newcastle has no significant continuing involvement, are presented separately in discontinued operations in Newcastle’s consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended March 31,
	2014	2013
Interest Income	$—	$10,035
Interest Expense	2,096	—
Net interest income (loss)	(2,096)	10,035

Media income	68,213	—

Change in fair value of investments in excess mortgage servicing rights	—	1,858
Change in fair value of investments in equity method investees	—	969
Other income	—	2,827

Media operating expenses	65,826	—
Property operating costs	—	7
General and administrative expenses	1,904	2,707
Depreciation and amortization	4,596	—
Income tax (benefit) expense	(915)	—
Total expenses	71,411	2,714

Net income attributable to noncontrolling interest	522	—

Income (loss) from discontinued operations	$(4,772)	$10,148

The May 15, 2013 spin-off resulted in a $1.2 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 13).

The February 13, 2014 spin-off resulted in a $0.4 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 13).

4.   SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

Newcastle conducts its business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investment in golf courses and facilities (“golf”) and (v) corporate. With respect to the CDOs and other debt segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis.

The corporate segment consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the Management Agreement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle's segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Senior	Debt Investments (A)				Inter-segment Elimination and
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations (C)	Total
Three Months Ended March 31, 2014
Interest income	$—	$30,722	$16,952	$41	$11	$(1,274)	$46,452
Interest expense	13,701	6,128	12,663	3,682	955	(1,274)	35,855
Net interest income (expense)	(13,701)	24,594	4,289	(3,641)	(944)	—	10,597
Impairment (reversal)	—	432	814	—	—	—	1,246
Operating revenues	57,810	—	541	63,278	—	—	121,629
Other income (loss)	(2)	13,610	2,198	—	—	—	15,806
Property operating expenses	23,520	—	284	—	—	—	23,804
Operating expenses - golf	—	—	—	58,338	—	—	58,338
Cost of sales - golf	—	—	—	5,956	—	—	5,956
Depreciation and amortization	22,835	—	57	7,430	37	—	30,359
Other operating expenses	7,792	156	702	1,081	8,375	—	18,106
Income tax expense	155	—	—	140	—	—	295
Income (loss) from continuing operations	(10,195)	37,616	5,171	(13,308)	(9,356)	—	9,928
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	(5,305)	(5,305)
Net income (loss)	(10,195)	37,616	5,171	(13,308)	(9,356)	(5,305)	4,623
Preferred dividends	—	—	—	—	(1,395)	—	(1,395)
Net loss attributable to noncontrolling interests	—	—	—	139	—	522	661
Income (loss) applicable to common stockholders	$(10,195)	$37,616	$5,171	$(13,169)	$(10,751)	$(4,783)	$3,889

	Senior	Debt Investments (A)				Inter-segment Elimination and
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations (C)	Total
March 31, 2014
Investments	$1,465,735	$807,388	$718,082	$351,906	$—	$(86,313)	$3,256,798
Cash and restricted cash	36,095	1,304	752	12,916	75,300	—	126,367
Other assets	63,969	36,733	1,350	34,455	1,089	(152)	137,444
Total assets	1,565,799	845,425	720,184	399,277	76,389	(86,465)	3,520,609
Debt	1,091,823	543,859	624,240	182,373	51,236	(86,313)	2,407,218
Other liabilities	69,440	10,918	2,123	181,165	44,422	(152)	307,916
Total liabilities	1,161,263	554,777	626,363	363,538	95,658	(86,465)	2,715,134
Preferred stock	—	—	—	—	61,583	—	61,583
Noncontrolling interests	—	—	—	227	—	—	227
GAAP book value	$404,536	$290,648	$93,821	$35,512	$(80,852)	$—	$743,665

Additions to investments in real estate	$24,640	$—	$33	$1,892	$—	$—	$26,565

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Inter-segment Elimination and
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations (C)	Total
Three Months Ended March 31, 2013
Interest income	$—	$31,828	$30,298	$—	$72	$(866)	$61,332
Interest expense	1,232	7,135	14,257	—	952	(866)	22,710
Net interest income (expense)	(1,232)	24,693	16,041	—	(880)	—	38,622
Impairment (reversal)	—	3,182	(409)	—	—	—	2,773
Operating revenues	12,997	—	503	—	—	—	13,500
Other income (loss)	8	4,572	1,190	—	—	—	5,770
Property operating expenses	8,423	—	247	—	—	—	8,670
Depreciation and amortization	4,022	—	57	—	—	—	4,079
Other operating expenses	2,081	194	855	—	11,375	—	14,505
Income (loss) from continuing operations	(2,753)	25,889	16,984	—	(12,255)	—	27,865
Income (loss) from discontinued operations	—	—	—	—	—	10,148	10,148
Net income (loss)	(2,753)	25,889	16,984	—	(12,255)	10,148	38,013
Preferred dividends	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$(2,753)	$25,889	$16,984	$—	$(13,650)	10,148	$36,618

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

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

(B)	The following table summarizes the investments and debt in the other debt segment:

	March 31, 2014
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*
Manufactured housing loan portfolio I	$98,925	$89,113	$70,943	$63,325
Manufactured housing loan portfolio II	123,611	123,277	88,785	88,524
Subprime mortgage loans subject to call options	406,217	406,217	406,217	406,217
Real estate securities	54,446	50,226	38,253	34,811
Operating real estate	N/A	6,573	6,000	6,000
Subtotal	683,199	675,406	610,198	598,877
Other
Unlevered real estate securities	128,032	4,129	—	—
Other investments	N/A	6,239	—	—
Residential mortgage loans	44,183	32,308	25,363	25,363
	$855,414	$718,082	$635,561	$624,240

*An aggregate face amount of $133.6 million (carrying values of $86.3 million) of debt represents intersegment financing, which is eliminated upon consolidation.

(C)
Represents the elimination of investments and financings and their related income and expenses between the CDO segment, the other debt segment and the golf segment as the corresponding inter-segment investments and financings are presented on a gross basis within each of these segments. In addition, includes the results of discontinued segments.

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

Newcastle’s subprime securitizations, CDO V and the CDO VIII Repack are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and, no longer receives a significant portion of their returns, and therefore does not consolidate them.

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

As of March 31, 2014, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

Newcastle had variable interests in the following unconsolidated VIEs at March 31, 2014, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle's Investment (C)
Newcastle CDO V	$177,764	$204,882	$3,278

CDO VIII Repack	$90,097	$90,097	$88,272

(A)	Face amount.

(B)
Newcastle CDO V includes $40.3 million face amount of debt owned by Newcastle with a carrying value of $3.3 million at March 31, 2014. CDO VIII Repack includes $90.1 million face amount of debt owned by Newcastle with a carrying value of $88.3 million at March 31, 2014.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

5. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2014, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS-Conduit	$235,635	$217,189	$(68,980)	$148,209	$52,221	$(97)	$200,333	33	BB-	5.47%	18.84%	2.5	10.2%
CMBS- Single Borrower	91,349	90,813	(12,364)	78,449	4,345	(15)	82,779	15	BB	5.60%	7.15%	2.1	7.8%
CMBS-Large Loan	3,229	3,229	—	3,229	—	—	3,229	1	BBB-	6.63%	6.63%	0.1	4.4%
REIT Debt	29,200	28,729	—	28,729	2,228	—	30,957	5	BB+	5.89%	6.87%	1.3	N/A
Non-Agency RMBS	93,221	99,881	(59,987)	39,894	21,639	(9)	61,524	33	CCC+	1.04%	11.90%	4.7	26.2%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
CDO (E)	71,632	55,851	—	55,851	4,350	—	60,201	2	BB+	0.51%	7.59%	3.2	49.1%
Total / Average (F)	$532,730	$503,339	$(148,978)	$354,361	$84,783	$(121)	$439,023	90	B+	4.10%	12.62%	2.8

(A)	See Note 12 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $115.3 million.

(F)	The total outstanding face amount was $340.6 million for fixed rate securities and $192.1 million for floating rate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2014, Newcastle recorded no other-than-temporary impairment charges (“OTTI”) with respect to real estate securities. Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted no adverse changes in the expected cash flows on certain of these securities. Unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of March 31, 2014.

		Amortized Cost Basis
Securities in	Outstanding		Other-than-					Number	Weighted Average
an Unrealized	Face	Before	Temporary	After	Gross Unrealized		Carrying	of				Life
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$15,084	$15,590	$(1,443)	$14,147	$—	$(24)	$14,123	5	BBB	2.31%	4.97%	2.4
Twelve or More Months	6,700	6,519	—	6,519	—	(97)	6,422	2	B+	5.98%	6.63%	4.4
Total	$21,784	$22,109	$(1,443)	$20,666	$—	$(121)	$20,545	7	BB+	3.43%	5.50%	3.0

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2014
		Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	$ N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,358	1,367	—	(9)
Non credit impaired securities	19,187	19,299	—	(112)
Total debt securities in an unrealized loss position	$20,545	$20,666	$—	$(121)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the three months ended March 31, 2014:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(2,873)

Additions for credit losses on securities for which an OTTI was not previously recognized	—

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	—

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(1,443)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—

Reduction for securities sold/written off during the period	2,873

Reduction for securities transferred to New Residential	—

Reduction for securities de-consolidated during the period	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(1,443)

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at March 31, 2014:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$72,386	21.9%	$31,053	30.5%
Northeastern U.S.	60,575	18.3%	21,121	20.8%
Southeastern U.S.	66,288	20.1%	19,949	19.6%
Midwestern U.S.	49,117	14.9%	13,146	12.9%
Southwestern U.S.	64,231	19.4%	10,247	10.1%
Other	12,719	3.9%	6,169	6.1%
Foreign	4,897	1.5%	—	0.0%
	$330,213	100.0%	$101,685	100.0%

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

In January 2014, Newcastle sold $503.0 million face amount of the remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of associated repurchase agreements. We recognized a net gain of approximately $1.9 million on the sale of these securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

6. REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at March 31, 2014. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$157,519	$125,071	8	6.99%	7.33%	1.4	75.7%	$12,000
Corporate Bank Loans	174,806	97,244	5	22.03%	12.36%	2.3	14.8%	24,835
B-Notes	96,033	90,445	3	11.10%	5.30%	1.4	76.6%	—
Whole Loans	490	490	1	4.08%	7.55%	0.6	0.0%	—
Total Real Estate Related and other Loans Held-for-Sale, Net	$428,848	$313,250	17	12.84%	8.93%	1.7	51.0%	$36,835

Non-securitized Manufactured Housing Loan Portfolio I	$496	$130	14	82.04%	7.91%	0.9	0.0%	$—
Non-Securitized Manufactured Housing Loan Portfolio II	2,511	2,048	96	15.40%	10.04%	5.0	9.6%	205
Securitized Manufactured Housing Loan Portfolio I (D) (E)	98,925	89,113	2,742	9.43%	8.59%	6.0	0.6%	955
Securitized Manufactured Housing Loan Portfolio II (D) (E)	123,611	123,277	4,493	8.14%	9.62%	4.8	16.4%	1,884
Residential Loans (D)	44,941	33,731	170	6.92%	2.26%	5.2	100.0%	6,935
Total Residential Mortgage Loans Held-for-Sale, Net	$270,484	$248,299	7,515	8.54%	8.02%	5.3	24.4%	$9,979

Subprime Mortgage Loans Subject to Call Option	$406,217	$406,217

(A)	Carrying value includes interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.2 million for the manufactured housing loans.

(B)	The weighted average life is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of March 31, 2014, $101.3 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

(E)
Newcastle intends to sell its manufactured housing portfolio in the near term. As such, Newcastle has reclassified the loans as held for sale as of March 31, 2014. In addition, Newcastle delivered to the trustees a notice to redeem the outstanding debt within each securitization at par.  The fair value of the loans as of March 31, 2014 was 104% of par.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at March 31, 2014:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$36,835	$9,531	2
Period from April 1, 2014 to December 31, 2014	115,537	50,165	5
2015	1,488	989	2
2016	64,928	63,309	2
2017	70,504	70,504	3
2018	22,450	18,779	1
2019	103,286	87,214	1
Thereafter	13,820	12,759	1
Total	$428,848	$313,250	17

(1)	Based on the final extended maturity date of each loan investment as of March 31, 2014.

(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans
Balance at December 31, 2013	$437,530	$2,185	$255,450
Purchases / additional fundings	—	—	—
Interest accrued to principal balance	7,214	—	—
Principal paydowns	(140,466)	(105)	(9,436)
Sales	—	—	—
Transfer to held-for-sale	—	246,121	(246,121)
Valuation (allowance) reversal on loans	(432)	19	(833)
Loss on repayment of loans held-for-sale	—	—	—
Accretion of loan discount and other amortization	8,867	—	115
Other	537	79	825
Balance at March 31, 2014	$313,250	248,299	$—

In January 2014, Intrawest, a portfolio company of a private equity fund managed by an affiliate of Newcastle’s Manager completed a $37.5 million primary offering and a $150.0 million secondary offering. At December 31, 2013, Newcastle had an outstanding investment balance of $185.6 million in Intrawest's debt. Following Intrawest’s public offerings, Newcastle received total cash of $83.3 million, which reduced the face of the debt balance down to $103.3 million at March 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans (A)
Balance at December 31, 2013	$(94,037)	$(824)	$(12,247)
Charge-offs (B)	504	16	711
Transfer to held-for-sale	—	(12,369)	12,369
Valuation (allowance) reversal on loans	(432)	19	(833)
Balance at March 31, 2014	$(93,965)	$(13,158)	$—

(A)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.
(B) The charge-offs for real estate related loans represent one loan which was under restructuring.

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at March 31, 2014:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$43,634	16.9%	$161,792	59.8%
Northeastern U.S.	31,125	12.0%	8,378	3.1%
Southeastern U.S.	51,962	20.1%	60,092	22.2%
Midwestern U.S.	8,934	3.5%	9,776	3.6%
Southwestern U.S.	31,987	12.4%	30,446	11.3%
Foreign	91,022	35.1%	—	—%
	$258,664	100.0%	$270,484	100.0%
Other	170,184	(A)
	$428,848

(A)	Includes corporate bank loans which are not directly secured by real estate assets.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at March 31, 2014:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$359,809	$493,518	$853,327
Loans subject to call option (carrying value)	$299,176	$107,041	$406,217
Retained interests (fair value) (B)	$2,360	$—	$2,360

(A)	Average loan seasoning of 104 months and 86 months for Subprime Portfolios I and II, respectively, at March 31, 2014.

(B)
The retained interests include retained bonds of the securitizations. The fair value of which is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained bonds was 24.14% as of March 31, 2014.

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
MARCH 31, 2014
(dollars in tables in thousands, except share data)

the difference, if any, between the repurchase price of any loan in such portfolio and the price required to be paid by a third party originator for such loan. Such subsidiary, however, has no assets and does not have recourse to the general credit of Newcastle.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of March 31, 2014:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$359,809	$493,513
Weighted average coupon rate of loans	5.89%	4.76%
Delinquencies of 60 or more days (UPB) (A)	$102,305	$191,809
Net credit losses for the three months ended March 31, 2014	$8,351	$12,054
Cumulative net credit losses	$255,156	$313,628
Cumulative net credit losses as a % of original UPB	17.0%	28.8%
Percentage of ARM loans (B)	51.2%	64.3%
Percentage of loans with original loan-to-value ratio >90%	10.7%	16.6%
Percentage of interest-only loans	8.9%	13.2%
Face amount of debt (C)	$355,809	$493,513
Weighted average funding cost of debt (D)	0.51%	0.43%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at March 31, 2014.

(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the three months ended March 31, 2014 and 2013.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN SENIOR HOUSING AND OTHER REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Senior Housing
Land	$104,634	$—	$104,634	$102,235	$—	$102,235
Buildings	1,219,511	(15,023)	1,204,488	1,199,672	(7,523)	1,192,149
Building improvements	18,783	(1,366)	17,417	20,704	(549)	20,155
Furniture, fixtures and equipment	52,905	(4,734)	48,171	50,711	(2,350)	48,361
Investments in Senior Housing Real Estate	$1,395,833	$(21,123)	$1,374,710	$1,373,322	$(10,422)	$1,362,900

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Golf
Land	$93,534	$—	$93,534	$93,534	$—	$93,534
Buildings	50,615	(1,143)	49,472	50,615	—	50,615
Building improvements	90,785	(2,953)	87,832	90,736	—	90,736
Furniture, fixtures and equipment	20,090	(1,539)	18,551	19,028	—	19,028
Construction in progress	6,441	—	6,441	5,660	—	5,660
Golf Total	261,465	(5,635)	255,830	259,573	—	259,573

Other Commercial Real Estate
Land	1,106	—	1,106	1,106	—	1,106
Buildings	6,588	(1,399)	5,189	6,588	(1,356)	5,232
Building improvements	1,003	(725)	278	970	(711)	259
Furniture, fixtures and equipment	—	—	—	—	—	—
Other Commercial Real Estate Total	8,697	(2,124)	6,573	8,664	(2,067)	6,597

Investments in Other Real Estate	$270,162	$(7,759)	$262,403	$268,237	$(2,067)	$266,170

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its senior housing real estate and golf business:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Senior Housing
In-place resident lease intangibles	$114,584	$(33,810)	$80,774	$112,267	$(21,902)	$90,365
Non-compete intangibles	1,600	(358)	1,242	1,600	(223)	1,377
Land lease intangibles	3,442	(12)	3,430	3,498	(1)	3,497
PILOT intangible	3,700	(202)	3,498	3,700	(124)	3,576
Other intangibles	2,107	(26)	2,081	2,046	(2)	2,044
Total Senior Housing	125,433	(34,408)	91,025	123,111	(22,252)	100,859
Golf
Trade name	700	(6)	694	700	—	700
Leasehold intangibles	52,066	(1,351)	50,715	52,066	—	52,066
Management contracts	39,000	(1,200)	37,800	39,000	—	39,000
Internally-developed software	800	(40)	760	800	—	800
Membership base	5,400	(193)	5,207	5,400	—	5,400
Nonamortizable liquor license	900	—	900	900	—	900
Total Golf	98,866	(2,790)	96,076	98,866	—	98,866

Total Intangibles	$224,299	$(37,198)	$187,101	$221,977	$(22,252)	$199,725

The gross carrying amount of the in-place resident lease intangibles is amortized on a straight-line basis over the average length of stay of the residents: 24 months for assisted living and memory care facilities and 33 months for independent living facilities. The gross carrying amount of the non-compete intangibles and other intangibles is amortized on a straight-line basis over the stated term within the respective agreements, 5 years and 13 years, respectively. The gross carrying amount of the land lease intangibles is amortized over the stated term within the respective agreements, 74 years and 82 years.   The gross carrying amount of the PILOT intangible is amortized over the stated term within the agreement of 13 years. The weighted average amortization periods for amortizable intangible assets are 29.75 years for trade name, 8.05 years for leasehold intangibles, 7.69 years for management contracts, 4.75 years for internally-developed software, and 6.75 years for membership base.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

9.    RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle's receivables and other assets:

	March 31, 2014	December 31, 2013
Accounts receivable, net	$11,329	$13,477
Deferred financing costs	40,425	42,473
Derivative assets	34,022	43,662
Prepaid expenses	12,657	8,631
Interest receivable	2,120	4,667
Deposits	11,091	9,915
Inventory	5,493	5,140
Miscellaneous assets, net	20,307	13,922
	$137,444	$141,887

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

10.   DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations and related hedges at March 31, 2014:

	March 31, 2014
										Collateral					Aggregate
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Life (Years)	Floating Rate Face Amount (C)	Notional Amount of Current Hedges (D)
CDO Bonds Payable
CDO VI (E)	Apr 2005	$92,127	$92,127	Apr 2040	0.83%		5.35%	5.8	$88,782	$163,128	$88,930	$125,858	2.1	$39,662	$88,782
CDO VIII	Nov 2006	190,341	190,076	Nov 2052	1.07%		3.87%	1.3	182,741	341,619	245,154	275,210	2.2	140,043	104,662
CDO IX	May 2007	125,317	126,610	May 2052	0.59%		0.52%	1.3	125,317	372,597	306,412	316,729	2.4	148,646	—
		407,785	408,813				3.17%	2.3	396,840	877,344	640,496	717,797	2.3	328,351	193,444
Other Bonds and Notes Payable
MH Loans Portfolio I (F)	Apr 2010	50,448	47,234	Jul 2035	6.65%		6.65%	4.1	—	98,925	89,113	89,113	6.0	555	—
MH Loans Portfolio II	May 2011	88,785	88,524	Dec 2033	4.79%		4.79%	3.8	—	123,611	123,277	123,277	4.8	20,310	—
NCT 2013-VI IMM-1 (G)	Nov 2013	94,138	85,547	Apr 2040	LIBOR+0.25%		0.40%	1.9	94,138	—	—	—	—	—	—
		233,371	221,305				3.49%	3.1	94,138	222,536	212,390	212,390	5.3	20,865	—
Repurchase Agreements (H)
CDO securities (G)	Dec 2013	49,500	49,500	Apr 2014	LIBOR+1.65%		1.80%	0.1	49,500	—	—	—	—	—	—
Residential Mortgage Loans	Nov 2013	25,363	25,363	Nov 2014	LIBOR+2.00%		2.15%	0.6	25,363	35,074	25,665	25,665	5.4	35,074	—
		74,863	74,863				1.92%	0.3	74,863	35,074	25,665	25,665	5.4	35,074	—
Mortgage Notes Payable
Fixed Rate - Managed Properties		158,601	158,751	Aug 2018 to Mar 2020	1.56% to 4.12%	(I) (J)	4.50%	5.0	—	N/A	186,985	186,985	N/A	N/A	—
Floating Rate - Managed Properties		215,828	215,828	Aug 2016 to Jan 2019	LIBOR +3.50% to LIBOR+3.75%		4.81%	3.9	215,828	N/A	291,556	291,556	N/A	N/A	—
Fixed Rate - Triple Net Lease Properties		717,244	717,244	Jan 2024	4.15%		4.77%	7.6	—	N/A	987,094	987,094	N/A	N/A	—
		1,091,673	1,091,823				4.74%	6.5	215,828	N/A	1,465,635	1,465,635	N/A	N/A	—
Golf Credit Facilities (K)
First Lien Loan	Dec 2013	46,922	46,922	Dec 2018	LIBOR+4.00%	(L)	4.50%	3.8	46,922	N/A	—	—	N/A	N/A	—
Second Lien Loan	Dec 2013	105,576	105,576	Dec 2018	5.50%		5.50%	3.8	—	N/A	—	—	N/A	N/A	—
Vineyard I	Dec 1993	263	263	Aug 2014	11.37%		11.37%	0.4	263	N/A	—	—	N/A	N/A	—
Vineyard II	Dec 1993	200	200	Dec 2043	2.13%		2.13%	29.7	200	N/A	—	—	N/A	N/A	—
		152,961	152,961				5.20%	3.8	47,385	N/A	—	—	N/A	N/A	—
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,236	Apr 2035	7.57%	(M)	7.39%	21.1	—	—	—	—	—	—	—
		51,004	51,236				7.39%	21.1	—	—	—	—	—	—	—
Subtotal debt obligations		2,011,657	2,001,001				4.28%	5.2	$829,054	$1,134,954	$2,344,186	$2,421,487	3.0	$384,290	$193,444
Financing on subprime mortgage loans subject to call option (N)		406,217	406,217
Total debt obligations		$2,417,874	$2,407,218
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of applicable hedges and deferred financing cost.

(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash from the senior housing business.

(D)	Including the $88.8 million portion of the notional amount of interest rate swap in CDO VI, which acted as an economic hedge that was not designated as a hedge for accounting purposes.

(E)
This CDO was not in compliance with its applicable over collateralization tests as of March 31, 2014. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the foreseeable future.

(F)	Excluding $20.5 million of other bonds payable relating to MH loans Portfolio I sold to certain Newcastle CDOs, which were eliminated in consolidation.

(G)	Represents refinancing of repurchased Newcastle CDO bonds where collateral is, therefore, eliminated in consolidation.

(H)
These repurchase agreements had less than $0.1 million of accrued interest payable at March 31, 2014. $74.9 million face amount of these repurchase agreements were renewed subsequent to March 31, 2014. The counterparties on these repurchase agreements are Bank of America ($49.5 million) and Credit Suisse ($25.4 million).

(I)	For loans totaling $41.2 million issued in August 2013, Newcastle bought down the interest rate to 4% for the first two years. Thereafter, the interest rate will range from 5.99% to 6.76%.

(J)
For a loan with a total balance of $11.4 million, the interest rate for the first two years is based on the applicable US Treasury Security rates. The interest rate for years 3 through 5 is 4.5%, 4.75% and 5.0%, respectively.

(K)	These facilities are collateralized by all of the assets of the golf business.

(L)	Interest rate on this is based on 3 month LIBOR with a LIBOR floor of 0.5%.

(M)	Issued in April 2006 and July 2007 and secured by the general credit of Newcastle. See Note 6 regarding the securitizations of Subprime Portfolio I and II.

(N)	LIBOR +2.25% after April 2016.

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, Newcastle’s cash flow and liquidity are negatively impacted upon such a failure. As of March 31, 2014, CDO VI was not in compliance with its over collateralization tests. Based upon Newcastle's current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future.

As of March 31, 2014, Newcastle has unused borrowing capacity of $7.5 million on the golf credit facilities.

Newcastle’s non-CDO financings, mortgage notes payable and golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of March 31, 2014.

In June 2013, Newcastle completed the purchase of $116.8 million aggregate face amount of securities that are collateralized by certain Newcastle CDO VIII Class I notes for an aggregate purchase of approximately $103.1 million, or an average price of 88.3% of par. Simultaneously, Newcastle financed the purchase with $60.0 million received pursuant to a master repurchase agreement with the seller of the securities (“CDO VIII Repack”). The terms of the repurchase agreement included a rate of one-month LIBOR plus 150 bps and a 30-day maturity. The repurchase agreement includes various customary default events, including a default if Newcastle’s market capitalization declines by 50% from the market capitalization observed at the last trading day of the previous quarter. An event of default under the master repurchase agreement, if one occurs, would require Newcastle to immediately pay off the outstanding debt or the lender would have the right to liquidate the collateral. The purchase of the securities and the repurchase agreement are treated as a linked transaction and accordingly recorded on a net basis as a non-hedge derivative instrument, with changes in market value recorded on the statement of income. During the three months ended March 31, 2014, there was a $9.7 million decrease in the carrying value of the CDO VIII Repack (see Note 12).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle's accounts payable, accrued expenses and other liabilities:

	March 31, 2014	December 31, 2013
Accounts payable and accrued expenses	$60,216	$50,118
Membership deposit liabilities	73,393	71,644
Deferred revenue	25,066	37,114
Security deposit payable	43,754	48,823
Unfavorable leasehold interests	22,902	23,916
Derivative liabilities	10,514	13,795
Accrued rent	8,726	6,314
Due to affiliates	5,171	5,878
Miscellaneous liabilities	22,099	19,564
	$271,841	$277,166

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

12.   FAIR VALUE

Fair Value Summary Table

The carrying values and fair values of Newcastle’s assets and liabilities at March 31, 2014 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost (B)	Weighted Average Life (Years)
Assets
Financial instruments:
Real estate securities, available-for-sale (C)*	$532,730	$439,023	$439,023	Broker quotations, counterparty quotations, pricing services, pricing models	12.62%	2.8
Real estate related and other loans, held-for-sale, net	428,848	313,250	325,353	Broker quotations, counterparty quotations, pricing services, pricing models	12.84%	1.7
Residential mortgage loans, held-for-sale, net	270,484	248,299	278,317	Broker/counterparty quotations	8.54%	5.3
Subprime mortgage loans subject to call option (D)	406,217	406,217	406,217	(D)	9.09%	(D)
Restricted cash*		4,314	4,314
Cash and cash equivalents*		122,053	122,053
Non-hedge derivative assets (E)*	90,097	34,022	34,022	Counterparty quotations	N/A	(E)
Investments in senior housing real estate, net		1,374,710
Investments in other real estate, net		262,403
Intangibles		187,101
Other investments		25,795
Receivables and other assets		103,422
		$3,520,609
Liabilities
Financial instruments:
CDO bonds payable (G)	$407,785	$408,813	$293,626	Pricing models	3.17%	2.3
Other bonds and notes payable (G)	233,371	221,305	224,013	Broker quotations, pricing models	3.49%	3.1
Repurchase agreements	74,863	74,863	74,863	Market comparables	1.92%	0.3
Mortgage notes payable	1,091,673	1,091,823	1,092,047	Pricing models	4.74%	6.5
Credit facilities, golf	152,961	152,961	152,961	Pricing models	5.20%	3.8
Financing of subprime mortgage loans subject to call option (D)	406,217	406,217	406,217	(D)	9.09%	(D)
Junior subordinated notes payable	51,004	51,236	33,721	Pricing models	7.39%	21.1
Interest rate swaps, treated as hedges (E)(F)*	104,662	4,999	4,999	Counterparty quotations	N/A	(E)
Non-hedge derivatives (E)*	183,729	5,515	5.515	Counterparty quotations	N/A	(E)
Dividends payable, accrued expenses and other liabilities		297,402
Liabilities of discontinued operations		—
		$2,715,134
*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
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

(B)	The weighted average yield and weighted average funding cost are disclosed for financial instrument assets and liabilities, respectively.

(C)	Excludes nine CDO securities with a zero value, which had an aggregate face amount of $115.3 million.

(D)
These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6), are noneconomic until such option is exercised, and are equal and offsetting.

(E)
Newcastle’s derivatives fall into two categories. A derivative asset with an aggregate notional balance of $90.1 million represents linked transactions with $90.1 million face amount of underlying financed securities. As of March 31, 2014, all derivative liabilities, which represent three interest rate swaps, were held within Newcastle’s nonrecourse structures. An aggregate notional balance of $288.3 million is only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. Newcastle’s interest rate swap counterparties include Bank of America and Bank of New York Mellon. Newcastle’s derivatives are included in receivables and other assets or accounts payable, accrued expenses and other liabilities in the consolidated balance sheets, as applicable.

(F)

	Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Interest rate swap agreements which receive 1-Month LIBOR:
	2016	Apr	$104,662	5.04%	$4,999

(G)
Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized. Assets held within CDOs and other nonrecourse structures are generally not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

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
MARCH 31, 2014
(dollars in tables in thousands, except share data)

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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014:

	Principal Balance or		Fair Value
	Notional Amount	Carrying Value	Level 2	Level 3	Total
Assets
Real estate securities, available-for-sale:
CMBS	$330,213	$286,341	$—	$286,341	$286,341
REIT debt	29,200	30,957	30,957	—	30,957
Non-Agency RMBS	93,221	61,524	—	61,524	61,524
ABS - other real estate	8,464	—	—	—	—
CDO (A)	71,632	60,201	—	60,201	60,201
Real estate securities total	$532,730	$439,023	$30,957	$408,066	$439,023
Derivative assets:
Linked transactions at fair value	90,097	34,022	—	34,022	34,022
Derivative assets total	$90,097	$34,022	$—	$34,022	$34,022

Liabilities
Derivative Liabilities:
Interest rate swaps, treated as hedges	$104,662	$4,999	$4,999	$—	$4,999
Interest rate swaps, not treated as hedges	183,729	5,515	5,515	—	5,515
Derivative liabilities total	$288,391	$10,514	$10,514	$—	$10,514

(A)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $115.3 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended ended March 31, 2014 as follows:

	CMBS		ABS
	Conduit	Other	Subprime	Other	Equity/Other Securities	Linked Transactions	Total
Balance at December 31, 2013	$198,935	$85,534	57,581	$—	$59,757	$43,662	$445,469
Total gains (losses) (A)
Included in net income (B)	422	—	—	—	—	10,673	11,095
Included in other comprehensive income (loss)	(568)	432	4,723	—	1,588	—	6,175
Amortization included in interest income	4,413	184	1,171	24	1,145	—	6,937
Purchases, sales and repayments
Purchases	—	—	—	—	—	—	—
Proceeds from sales	(545)	—	—	—	—	—	(545)
Proceeds from repayments	(2,324)	(142)	(1,951)	(24)	(2,289)	(20,313)	(27,043)
Balance at March 31, 2014	$200,333	$86,008	61,524	$—	$60,201	$34,022	$442,088

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.

(B)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

Three Months Ended March 31, 2014
Gain (loss) on settlement of investments, net	$422
Other income (loss), net	10,673
OTTI	—
Total	$11,095

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—

Securities Valuation

As of March 31, 2014, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding Face	Amortized Cost	Multiple	Single	Internal Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total
CMBS	$330,213	$229,887	$243,629	$42,712	$—	$286,341
REIT debt	29,200	28,729	30,957	—	—	30,957
Non-Agency RMBS	93,221	39,894	61,524	—	—	61,524
ABS - other real estate	8,464	—	—	—	—	—
CDO (F)	71,632	55,851	—	56,923	3,278	60,201
Total	$532,730	$354,361	$336,110	$99,635	$3,278	$439,023

(A)	Net of incurred losses.

(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended March 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

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

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment	Unrealized	Weighted Average Significant Input
	Amortized Cost Basis (B)	Fair Value	Recorded In Current Period	Gains (Losses) in Accumulated OCI	Discount Rate	Prepayment Speed (G)	Cumulative Default Rate	Loss Severity
CDO	—	3,278	—	3,278	20.0%	3.5%	21.0%	73.6%
Total	$—	$3,278	$—	$3,278

At March 31, 2014, there was no ABS or CMBS fair value based on model mark assumptions.

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

(F)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $115.3 million.

(G)	Projected annualized average prepayment rate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
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

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of March 31, 2014:

				Valuation	Significant Input
	Outstanding			Allowance/	Range		Weighted Average
	Face	Carrying	Fair	(Reversal) In	Discount	Loss	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity	Rate	Severity
Mezzanine	$157,519	$125,071	$128,324	$—	5.0%-9.0%	0.0%-100.0%	7.0%	18.9%
Bank Loan	174,806	97,244	106,086	1,607	16.6%-42.1%	0.0%-100.0%	22.0%	34.1%
B-Note	96,033	90,445	90,444	(1,175)	8.2%-12.0%	0.0%	11.1%	0.0%
Whole Loan	490	490	499	—	4.0%	0.0%	4.1%	0.0%

Total Real Estate Related and other Loans Held-for-Sale, Net	$428,848	$313,250	$325,353	$432

The following table summarizes certain information for residential mortgage loans held-for-sale as of March 31, 2014:

				Valuation	Significant Input (Weighted Average)
	Outstanding			Allowance/
	Face	Carrying	Fair	(Reversal) In	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value (A)	Value (A)	Current Year	Rate	Speed	Default Rate	Severity
Non-securitized Manufactured Housing Loans Portfolio I	$496	$130	$521	$(3)	82.0%	5.0%	11.6%	65.0%
Non-Securitized Manufactured Housing Loans Portfolio II	2,511	2,048	2,726	(16)	15.4%	5.0%	3.5%	60.0%
Securitized Manufactured Housing Loans Portfolio I	98,925	89,113	104,991	(3)	9.5%	6.0%	3.0%	65.0%
Securitized Manufactured Housing Loans Portfolio II	123,611	123,277	131,529	437	8.3%	7.0%	3.5%	60.0%
Residential Loans	44,941	33,731	38,550	399	7.0%	4.6%	2.7%	45.8%
Total Residential Mortgage Loans, Held-for-Sale, Net	$270,484	$248,299	$278,317	$814

(A)	Carrying value and fair value include interest receivable of $0.1 million for the residential housing loans and principal and interest receivable of $5.2 million for the manufactured housing loans.

Derivatives

Newcastle’s derivative instruments are comprised of interest rate swaps and linked transactions. Newcastle’s interest rate swaps are valued using counterparty quotations. These quotations are generally based on valuation models with model inputs that can generally be verified and which do not involve significant judgment. The significant observable inputs used in determining the fair value of Newcastle’s Level 2 interest rate swap derivative contracts are contractual cash flows and market based interest rate

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

curves. The linked transactions, which are categorized into Level 3, are evaluated on a net basis considering their underlying components, the security acquired and the related repurchase financing agreement. The securities are valued using a similar methodology to the one described in “Securities Valuation” above and this value is netted against the carrying value of the repurchase agreement (which approximates fair value as described in “Liabilities for Which Fair Value is Only Disclosed” below), adjusted for net accrued interest receivable/payable on the securities and repurchase agreement of the linked transactions (see Note 10 for a discussion of Newcastle’s outstanding linked transactions).

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
	Balance sheet location	March 31, 2014	December 31, 2013
Derivative Assets
Linked transactions at fair value	Receivables and other assets	$34,022	$43,662
		$34,022	$43,662
Derivative Liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$4,999	$6,203
Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	5,515	7,592
		$10,514	$13,795

The following table summarizes information related to derivatives:

	March 31, 2014	December 31, 2013
Cash flow hedges
Notional amount of interest rate swap agreements	$104,662	$105,031
Amount of (loss) recognized in OCI on effective portion	(4,914)	(6,117)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	153	170
Deferred hedge gain (loss) related to dedesignation, net of amortization	(40)	(45)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	54	53
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(3,937)	(3,915)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	183,729	185,871
Notional amount of linked transactions (A)	90,097	116,806

(A)	This represents the current face amount of the underlying financed securities comprising linked transactions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended March 31,
	Income statement location	2014	2013
Cash flow hedges
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	$(1,280)	$(1,865)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	17	16
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(4)	(16)

Non-hedge derivatives gain (loss)
Interest rate swaps	Other income (loss)	2,075	3,126
Linked transactions	Other income (loss)	10,673	—

The following table presents both gross information and net information about linked transactions as of March 31, 2014:

Real estate securities-available for sale (A)	$88,272
Repurchase agreements (B)	(54,250)
Net assets recognized as linked transactions	$34,022

(A)	Represents the fair value of the securities accounted for as part of linked transactions at March 31, 2014.

(B)	Represents the carrying value, which approximates fair value, of the repurchase agreements accounted for as part of linked transactions at March 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy		Valuation Techniques and Significant Inputs
CDO bonds payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		●	Underlying security and loan prepayment, default and cumulative loss expectations
		●	Amount and timing of expected future cash flows
		●	Market yields and credit spreads implied by comparisons to transactions of similar tranches of CDO debt by the varying levels of subordination
Other bonds and notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields and credit spreads implied by comparisons to transactions of similar tranches of securitized debt by the varying levels of subordination
Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant variables include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Collateral funding spreads
Mortgage notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Collateral funding spreads
Golf credit facilities	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Credit spread of golf
Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flow. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields and the credit spread of Newcastle

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

13.   EQUITY AND EARNINGS PER SHARE

A. Stockholder's Equity

In connection with the spin-off of New Media on February 13, 2014, the strike price of each Newcastle option was reduced by $0.89 to reflect the adjusted value of Newcastle’s shares as a result of the spin-off. The adjusted value was calculated based on the five day average closing price of the New Media‘s shares subsequent to the spin-off date.
Newcastle’s outstanding options at March 31, 2014 consisted of the following:

	Number of Options	Strike Price (A)	Maturity Date
	343,275	$10.28	5/25/2014
	162,500	12.84	11/22/2014
	330,000	12.03	1/12/2015
	2,000	12.62	8/1/2015
	170,000	11.95	11/1/2016
	242,000	12.80	1/23/2017
	456,000	11.19	4/11/2017
	1,580,166	1.51	3/29/2021
	2,424,833	0.86	9/27/2021
	2,000	1.07	12/20/2021
	1,867,167	1.61	4/3/2022
	2,265,000	1.84	5/21/2022
	2,499,167	1.83	7/31/2022
	5,750,000	3.03	1/11/2023
	2,300,000	3.54	2/15/2023
	4,025,000	3.76	6/17/2023
	5,795,095	4.04	11/22/2023
Total W/A	30,214,203	$3.31

(A)
The strike prices are subject to adjustment in connection with return of capital dividends. In the first quarter of 2014 strike prices were adjusted by $0.32 reflecting the portion of Newcastle’s 2013 dividends which was deemed return of capital.

As of March 31, 2014, Newcastle’s outstanding options were summarized as follows:

Held by the Manager	25,653,733
Issued to the Manager and subsequently transferred to certain of the Manager's employees	4,556,470
Issued to the independent directors	4,000
Total	30,214,203

On March 14, 2014, Newcastle declared a quarterly dividend of $0.10 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended March 31, 2014. Dividends totaling $36.5 million were paid in April 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

B. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. As of March 31, 2014, Newcastle had 1,705,775 antidilutive options. During the three months ended March 31, 2014 and 2013, based on the treasury stock method, Newcastle had 11,613,274 and 4,942,388 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interest.

14.   COMMITMENTS AND CONTINGENCIES

Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at March 31, 2014, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

15. INCOME TAXES
The provision for income taxes (including discontinued operations) consists of the following:

	Three months ended March 31,
	2014	2013
Current:
Federal	$72	$—
State and Local	61	—
Total Current Provision	$133	$—

Deferred:
Federal	$(126)	$—
State and Local	(56)	—
Total Deferred Provision	$(182)	$—

Total Provision for Income Taxes	$(49)	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2014 and December 31, 2013 are presented below:

	March 31, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$953	$2,076
Depreciation and amortization	36,541	94,880
Leaseholds	6,729	6,489
Accrued expenses	15,292	23,816
Deposits	7,787	7,787
Net operating losses	57,111	211,560
Other	—	17,036
Total deferred tax assets	124,413	363,644
Less valuation allowance	(123,827)	(363,192)
Net deferred tax assets	$586	$452
Deferred tax liabilities:
Other	237	—
Total deferred tax liabilities	$237	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of March 31, 2014 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

During the period ended March 31, 2014, the valuation allowance decreased by $239.4 million primarily related to the spin-off of New Media.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2013	$363,192
Decrease due to spin-off of New Media	(244,401)
Other increase	5,036
Valuation allowance at March 31, 2014	$123,827

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

16.   GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended March 31,
	2014	2013
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$2,334	$—
Loss on disposal of long-lived assets	(2)	(3)
	$2,332	$(3)
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$12,748	$3,126
Collateral management fee income, net	265	352
Equity in earnings of equity method investees	(39)	—
Other income (loss)	500	1,089
	$13,474	$4,567

17. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended March 31,
Income Components	Location	2014	2013
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$—	$(539)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	2,334	—
		$2,334	$(539)
Net realized gain (loss) on derivatives designated as cash flow hedges
Amortization of deferred gain (loss)	Interest expense	$13	$—
Gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(1,280)	(1,865)
		$(1,267)	$(1,865)

Total reclassifications		$1,067	$(2,404)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2014
(dollars in tables in thousands, except share data)

18.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Three Months Ended March 31,
	2014	2013
Restricted cash generated from sale of securities	$548	$—
Restricted cash generated from paydowns on securities and loans	$141,348	$83,623
Restricted cash used for repayments of CDO bonds payable	$137,831	$65,086

19.   RECENT ACTIVITIES

These financial statements include a discussion of material events, if any, that have occurred subsequent to March 31, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

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

GENERAL

Newcastle Investment Corp. (“Newcastle”) is a real estate investment trust (“REIT”) that focuses on opportunistically investing in, and actively managing, a variety of real estate-related and other investments. Newcastle is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress (the “Manager”). Newcastle's common stock is traded on the New York Stock Exchange under the symbol "NCT".

We currently invest in (1) senior housing properties, (2) real estate debt and (3) golf and other investments. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ conservative capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to enhance returns.

In our senior housing business, we acquire and own senior housing properties. We either have our properties operated pursuant to property management agreements with third parties (“managed properties”) or lease our properties to third-party tenants (“triple net lease properties”). Currently, our managed properties are managed by affiliates or subsidiaries of either Holiday Acquisition Holdings LLC (“Holiday”) or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”). Holiday is a portfolio company that is majority owned by private equity funds managed by an affiliate of our Manager, and Blue Harbor is an affiliate of our Manager. All of our triple net lease properties are currently leased to Holiday. As of March 31, 2014, we owned 35 managed properties and 51 triple net lease properties.

On February 13, 2014, we spun off New Media Investment Group Inc. ("New Media"). The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock we held of New Media to our common stockholders of record at the close of business on February 6, 2014. The distribution ratio was 0.0722 shares of New Media common stock for each share of Newcastle common stock.

We now conduct our business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investment in golf courses and facilities (“golf”), and (v) corporate.

Revenues attributable to each segment, as revised for previously reported periods, primarily to reflect the spin-off of New Media on February 13, 2014 and New Residential Investment Corp. ("New Residential"), are disclosed below (in thousands).

		Debt Investments
For the Three Months Ended March 31,	Senior Housing	CDOs	Other Debt	Golf	Corporate	Inter-segment Elimination	Total
2014	$57,810	$30,722	$17,493	$63,319	$11	$(1,274)	$168,081	(1)
2013	$12,997	$31,828	$30,801	$—	$72	$(866)	$74,832	(1)

(1)	Excludes $68.2 million and $10.0 million of revenue for the three months ended March 31, 2014 and 2013, respectively, from New Media and Excess MSRs which, as previously stated, were spun-off.

Unless otherwise noted, the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects only the business segments that remain part of our business following the spin-off of New Residential and New Media.

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

Debt Investments

Short term interest rates have risen in recent months while long term rates have decreased causing the yield curve to flatten.  We project short and long term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads decreased, or “tightened,” during the first three months of 2014 relative to 2013, which has had a favorable impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten, because under these circumstances the yield on our investments will generally be higher than the yield available on comparable new investments. However, tightening spreads tend to reduce the yields available on potential new investments. Conversely, when spreads increase or “widen,” the potential yields on new investments increase, but the value of our existing investments in debt securities and loans tends to decline. As a result, widening spreads negatively affect our ability to exit investments at attractive returns. Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

We made two acquisitions of senior housing properties comprised of 2 properties during the three months ended March 31, 2014. We continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target small portfolios, we have invested in large portfolios that we believe offer attractive risk-adjusted returns.

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
Debt Investments

Valuation of Securities

We have classified all our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of our securities are currently not traded in active markets and therefore have little or no price transparency. For a further discussion of this trend, see “- Market Considerations” above. As a result, we have estimated the fair value of these illiquid securities based on internal pricing models rather than the sources described above. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

See Note 12 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of March 31, 2014.

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

We generally classify the broker and pricing service quotations we receive as level 3 inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $435.7 million carrying value of securities valued using quotations as of March 31, 2014, a 100 basis point change in credit spreads would impact estimated fair value by approximately $7.8 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended March 31, 2014, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2013.

For securities valued with internal models, which have an aggregate fair value of $3.3 million as of March 31, 2014, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$40,338

Fair value	$3,278

Effect on fair value with 10% unfavorable change in:
Discount rate	$(297)
Prepayment rate	$(51)
Default rate	$(218)
Loss severity	$(392)

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

Impairment of Securities

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. Also, for certain securities which represent beneficial interests in securitized financial assets, whenever there is a probable adverse change in the timing or amounts of estimated cash flows of a security from the cash flows previously projected, an other-than-temporary impairment will be deemed to have occurred. Our non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was deemed probable, at acquisition, that we would be unable to collect all contractually required payments as they come due, fall within the scope of loans and debt securities acquired with deteriorated credit quality, as opposed to beneficial interests in securitized financial assets. We note that primarily all of our securities, except our FNMA/FHLMC securities and our non-Agency RMBS acquired with evidence of deteriorated credit quality, fall within the definition of beneficial interests in securitized financial assets.

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

As of March 31, 2014, we had 4 securities with a carrying amount of $4.5 million that had been downgraded during the period ended March 31, 2014. We did not record a net other-than-temporary impairment charge on these securities for the period ended March 31, 2014. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Loans Held for Investment

Income on these loans is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. For loans acquired at a discount for credit losses, the net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “- Impairment of Loans” above. A rollforward of the allowance is included in Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements.”

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements.”

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

Other Businesses

Purchase Accounting

The golf assets acquired and the liabilities assumed were recorded at fair value. In determining the allocation of the purchase price between net tangible and identified intangible assets acquired and liabilities assumed, management made estimates of the fair value of the tangible and intangible assets and liabilities using information obtained as a result of preacquisition due diligence, marketing, leasing activities, and independent appraisals. Management allocated the purchase price to net tangible and identified intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. The determination of fair value involved the use of significant judgment and estimation.

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

Intangible Assets

We assess the potential impairment of intangible assets with indefinite lives on an annual basis. We perform our impairment at the reporting unit level. The fair value of the applicable reporting unit is compared to its carrying value. Estimating the fair value of a reporting unit requires us to make significant judgments, estimates and assumptions. We estimate fair value by applying third-party market value indicators to projected cash flows and/or projected earnings before interest, taxes, depreciation, and amortization. In applying this methodology, we rely on a number of factors, including current operating results and cash flows, expected future operating results and cash flows, future business plans, and market data. The sum of the fair values of the reporting units are reconciled to our current market capitalization (based upon the stock market price) plus an estimated control premium.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  This update is effective for Newcastle in the first quarter of 2015. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, revenue recognition, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes the changes in our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$46,452	$61,332	(14,880)	(24.3)%
Interest expense	35,855	22,710	13,145	57.9%
Net interest income	10,597	38,622	(28,025)	(72.6)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	1,246	2,234	(988)	(44.2)%
Other-than-temporary impairment on securities, net	—	539	(539)	(100.0)%
	1,246	2,773	(1,527)	(55.1)%
Net interest income after impairment/reversal	9,351	35,849	(26,498)	(73.9)%

Operating Revenues	121,629	13,500	108,129	N.M.

Other Income
Gain on settlement of investments, net	2,332	(3)	2,335	N.M.
Gain on extinguishment of debt	—	1,206	(1,206)	(100.0)%
Other income, net	13,474	4,567	8,907	195.0%
	15,806	5,770	10,036	173.9%
Expenses
Loan and security servicing expense	857	1,034	(177)	(17.1)%
Property operating expenses	23,804	8,670	15,134	174.6%
Operating expenses - golf	58,338	—	58,338	N.M.
Cost of sales - golf	5,956	—	5,956	N.M.
General and administrative expense	9,212	3,906	5,306	135.8%
Management fee to affiliate	8,037	9,565	(1,528)	(16.0)%
Depreciation and amortization	30,359	4,079	26,280	N.M.
	136,563	27,254	109,309	401.1%
Income from continuing operations before income tax	$10,223	$27,865	$(17,642)	(63.3)%

N.M. – Not meaningful.

Interest Income

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Interest income decreased by $14.9 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to (i) a $2.3 million net decrease in interest income as a result of the sale of assets in CDO IV in May 2013, (ii) a $8.9 million net decrease in interest income as a result of the sale of the FNMA/FHLMC assets in January 2014 and non-agency RMBS assets in late 2013 and (iii) a $12.8 million net decrease in interest income as a result of an overall loan principal balance reduction of approximately $1.0 billion at March 31, 2014 compared to March 31, 2013. These decreases were partially offset by a $9.1 million net increase from the accelerated accretion of discount due to a partial paydown on a real estate related loan.

Interest Expense

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Interest expense increased by $13.1 million primarily due to a $16.1 million increase resulting from the financing of the investments in senior housing properties and the Golf business. The increase was partially offset by (i) a $1.0 million decrease in interest expense as a result of the sale of FHMA/FHLMC securities and the repayment of related financing in January 2014, (ii) a $1.4 million decrease in interest expense as a result of the sale of the assets in CDO IV and the repayment of related financing in May 2013, and (iii) a $0.6 million decrease in swap interest expense due to a lower notional balance.

Valuation Allowance (Reversal) on Loans

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The valuation allowance (reversal) on loans changed by $1.0 million primarily due to a value change related to our real estate and other loans during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 as a result of market conditions improving more in the 2014 period than in the 2013 period.

Other-than-temporary Impairment on Securities, Net

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The other-than-temporary impairment on securities decreased by $0.5 million primarily due to market conditions improving in the quarter ended March 31, 2014. We did not record any impairment charges during the quarter ended March 31, 2014, compared to an impairment charge of $0.5 million on 1 security during the quarter ended March 31, 2013.

Operating Revenues

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The operating revenues increased by $108.1 million primarily due to (i) a $44.9 million increase resulting from the acquisitions of the senior housing properties and (ii) a $63.2 million increase resulting from the acquisition of the Golf business in December 2013.

Gain on Settlement of Investments, Net

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The net gain on settlement of investments increased by $2.3 million. During the three months ended March 31, 2014, Newcastle recorded a gain of $1.9 million on the sale of the FNMA/FHLMC securities and a gain of $0.4 million on one security.

Gain on Extinguishment of Debt

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The gain on extinguishment of debt decreased by $1.2 million. During the three months ended March 31, 2013, we repurchased $10.9 million face amount of our own CDO debt at an average price of 88.8% of par. No repurchases were made during the quarter ended March 31, 2014.

Other Income, Net

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Other income increased by $8.9 million primarily due to $10.5 million of unrealized gains recognized on linked transactions during the three months ended March 31, 2014. This increase was partially offset by a $0.9 million decrease due to the termination of the CDO IV hedge derivative in May 2013 and a $0.7 million decrease in other income due to real estate loan paydowns during the quarter ended March 31, 2014.

Loan and Security Servicing Expense

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Loan and security servicing expense remained relatively stable during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.

Property Operating Expenses

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The property operating expenses increased $15.1 million due to the acquisitions of the senior housing properties.

Operating Expenses - Golf

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The operating expenses - golf increased due to the acquisition of the Golf business in December 2013.

Cost of Sales - Golf

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The cost of sales - golf increased due to the acquisition of the Golf business in December 2013.

General and Administrative Expense

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

General and administrative expense increased by $5.3 million primarily due to the acquisition costs relating to investments in senior housing properties and the acquisition of the Golf business.

Management Fee to Affiliate

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Management fees decreased by $1.5 million primarily due to decreases in gross equity aggregating $1.6 billion due to the New Residential and New Media spin-offs, partially offset by (i) an increase in gross equity as a result of our public offerings of common stock in 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior housing assets.

Depreciation and Amortization

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The depreciation and amortization expense increased by $26.3 million due to (i) an increase of $18.9 million resulting from the acquisitions of senior housing properties and (ii) an increase of $7.4 million resulting from the acquisition of the Golf business in December 2013.

Segment Results

Comparison of Senior Housing Results of Operations for the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Rental income	$52,349	$12,384	$39,965	322.7%
Care and ancillary income	5,461	613	4,848	N/M
Total Revenues	57,810	12,997	44,813	344.8%

Expenses
Property operating expenses	23,520	8,423	15,097	179.2%
General and administrative expenses	5,648	1,302	4,346	333.8%
Depreciation and amortization	22,835	4,022	18,813	467.8%
Interest expense, net	13,701	1,232	12,469	N.M.
Property management fee to affiliate	2,144	779	1,365	175.2%
Total Expenses	67,848	15,758	52,090	330.6%

Other gain (loss), net	(2)	8	(10)	(125)%

Loss from continuing operations before income tax	$(10,040)	$(2,753)	$(7,287)	264.7%

Rental Income
Rental income increased by $40.0 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisitions of senior housing properties.
Care and Ancillary Income
Care and ancillary income increased by $4.8 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisitions of senior housing properties.
Property Operating Expenses
Property and operating expenses increased by $15.1 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisitions of senior housing properties.
General and Administrative Expense
General and administrative expense increased by $4.3 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisitions of senior housing properties.
Depreciation and Amortization
Depreciation and amortization increased by $18.8 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisitions of senior housing properties.
Interest Expense, net
Interest expense, net increased by $12.5 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisitions of senior housing properties.

Property Management Fee to Affiliate
Property management fee to affiliate increased by $1.4 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the acquisitions of senior housing properties.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, capital expenditures, hedging activity, potential margin calls and operating expenses. In addition, we anticipate cash requirements with respect to incremental investments, including (but not limited to) senior housing properties. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.
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

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) revenues received from our senior housing properties and Golf business, (ii) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (iii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iv) operating expenses (primarily management fees, property operating expenses, professional fees, insurance and taxes), less (v) interest on the junior subordinated notes payable and debt related to our senior housing and Golf segments, and less (vi) preferred dividends.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of April 28, 2014 are set forth below:

•	Unrestricted Cash Available to Invest after Commitments – We are currently fully invested after commitments;

•
Margin Exposure and Recourse Financings – We have margin exposure on a $58.6 million repurchase agreement related to the financing of our purchase from a third party financial institution of certain repackaged Newcastle CDO VIII debt (treated as linked transactions), a $23.6 million repurchase agreement related to the financing of residential mortgage loans, and a $51.2 million repurchase agreement related to the financing of Newcastle CDO IX Class A-2 notes.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	April 28, 2014	March 31, 2014	December 31, 2013
CDO Securities	$51,188	$49,500	$15,094
Residential mortgage loans	23,637	25,363	25,119
Linked transactions	58,563	54,250	60,646
Non-FNMA/FHLMC recourse financings	133,388	129,113	100,859

FNMA/FHLMC securities (1)	—	—	516,134
Total recourse financings	$133,388	$129,113	$616,993

(1)
In January 2014, we sold $503.0 million face of remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of associated repurchase agreements.

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

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A, “Risk Factors” below.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

•
Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit and derivative arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Our business strategy is dependent upon our investments at rates that provide a positive net spread.

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at March 31, 2014 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Debt Investment
Commercial Assets
CMBS	$330	$230	8.2%	$286	49	BB-	2.4
Mezzanine Loans	158	125	4.5%	125	8	87%	1.4
B-Notes	96	90	3.2%	90	3	74%	1.4
Whole Loans	1	1	0.0%	1	1	9%	0.6
CDO Securities (4)	72	56	2.0%	60	2	BB+	3.2
Other Investments (5)	60	60	2.2%	60	2	—	—
Total Commercial Assets	717	562	20.1%	622			2.1

Residential Assets
MH and Residential Loans	270	243	8.7%	243	7,515	706	5.3
Non-Agency RMBS	93	40	1.5%	62	33	CCC+	4.7
Real Estate ABS	8	—	0.0%	—	1	C	—
Total Residential Assets	371	283	10.2%	305			5.0

Corporate Assets
REIT Debt	29	29	1.0%	31	5	BB+	1.3
Corporate Bank Loans	175	97	3.5%	97	5	C	2.3
Total Corporate Assets	204	126	4.5%	128			2.2

Total Debt Investments	1,292	971	34.8%	1,055			3.1
Other Investments
Senior Housing Investments (6)	1,521	1,466	52.6%	1,466
Golf Investment (6)	360	352	12.6%	352

Total Portfolio/Weighted Average	$3,173	$2,789	100.0%	$2,873

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (7)				406
Other commercial real estate				7
Cash and restricted cash				126
Other				109
GAAP total assets				$3,521

WA – Weighted average, in all tables.

(1)	Net of impairment.

(2)
Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets, or the FICO score for non-rated residential assets. Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $115.3 million.

(5)	Represents $25.8 million of equity investment in a real estate owned property and $34.0 million relating to a linked transaction.

(6)	Face amount of senior housing and golf investments represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization.

(7)
Our subprime mortgage loans subject to call option are excluded from the presentation of our consolidated investment portfolio because they represent an option, not an obligation, to repurchase loans and the option is a noneconomic interest until exercised, and is offset by a liability in an amount equal to the GAAP asset on the consolidated balance sheet.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at March 31, 2014:

Weighted average asset yield	7.88%
Weighted average funding cost	3.15%
Net interest spread	4.73%

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC	5	$10,679	$8,993	3.9%	$9,981	18.1%	46.2%	0.8
2004	BB+	9	33,293	26,789	11.7%	31,953	3.7%	7.9%	1.2
2005	B+	9	79,583	35,663	15.5%	61,291	4.5%	7.1%	1.5
2006	BB-	15	108,091	75,476	32.8%	89,417	2.7%	13.4%	1.6
2007	CCC+	3	13,237	2,619	1.1%	3,278	5.5%	7.3%	0.7
2010	BB	3	35,000	33,235	14.5%	37,321	0.0%	2.0%	6.4
2011	BB+	5	50,330	47,112	20.5%	53,100	0.0%	4.1%	4.0
Total / WA	BB-	49	$330,213	$229,887	100.0%	$286,341	3.2%	9.5%	2.4

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2014.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (“REO”).

(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	8	$157,519	$125,071	57.9%	$125,071	72.9%	86.7%	7.6%
B-Notes	3	96,033	90,445	41.9%	90,445	63.2%	74.4%	0.0%
Whole Loans	1	490	490	0.2%	490	0.0%	8.6%	0.0%
Total/WA	12	$254,042	$216,006	100.0%	$216,006	69.1%	81.9%	4.7%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	1	CCC-	$9,926	$—	0.0%	$3,278	11.4%
Sorin	CMBS	1	BBB-	61,706	55,851	100.0%	56,923	55.2%
TOTAL/WA		2	BB+	$71,632	$55,851	100.0%	$60,201	49.1%

(A)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $115.3 million.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2014.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Manufactured Housing and Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Manufactured Housing Loans Portfolio I	704	$99,421	$87,128	35.8%	$87,128	12.4	$327,855	0.8%	9.6%

Manufactured Housing Loans Portfolio II	706	126,122	122,238	50.3%	122,238	14.8	434,739	1.5%	7.9%

Residential Loans Portfolio I	710	41,176	30,053	12.4%	30,053	11.0	646,357	12.5%	0.5%

Residential Loans Portfolio II	737	3,765	3,595	1.5%	3,595	9.3	83,950	0.0%	0.0%
Total / WA	706	$270,484	$243,014	100.0%	$243,014	13.3	$1,492,901	2.9%	7.3%

(A)
Based on updated FICO scores provided by the loan servicer of the manufactured housing loan portfolios and original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	D	3	$1,247	$301	0.8%	$762	5.0%	3.9%
2004	CCC	5	5,123	1,099	2.8%	2,643	4.8%	2.3%
2005	CCC-	16	42,767	7,783	19.5%	19,708	17.8%	3.9%
2006	B+	5	32,903	22,715	56.9%	28,618	41.9%	4.0%
2007	CCC+	4	11,181	7,996	20.0%	9,793	24.2%	4.1%
Total / WA	CCC+	33	$93,221	$39,894	100.0%	$61,524	26.2%	3.9%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	10.9	0.06	6.5%	18.8%	2.6%
2004	9.7	0.12	11.3%	11.4%	3.1%
2005	9.0	0.16	9.2%	21.8%	12.0%
2006	8.0	0.23	6.6%	22.7%	23.3%
2007	7.3	0.34	9.8%	26.2%	28.9%
Total / WA	8.5	0.20	8.5%	22.0%	17.4%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2014.

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

Agency ARM RMBS (FNMA/FHLMC Securities)

In January 2014, Newcastle sold $503.0 million face amount of the remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of associated repurchase agreements. We recognized a net gain of approximately $1.9 million on the sale of these securities.

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Retail	A-	1	$4,500	$4,184	14.6%	$4,821
Diversified	B-	1	12,000	11,996	41.7%	12,510
Multifamily	BBB	1	5,000	4,985	17.4%	5,173
Healthcare	BBB+	2	7,700	7,564	26.3%	8,453
Total / WA	BB+	5	$29,200	$28,729	100.0%	$30,957

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Resorts	NR	3	$148,973	$87,214	89.7%	87,214
Restaurant	B	2	25,833	10,030	10.3%	10,030
Total / WA	C	5	$174,806	$97,244	100.0%	$97,244

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2014.

Other Investments

Senior Housing Investments

We currently own 51 dedicated independent living (“IL-only”) properties that are triple net leased to Holiday. We have 35 managed properties, including 3 IL-only properties and 32 properties with some combination of independent living, assisted living or memory care (“AL/MC”) properties. Our properties are located across 26 states. IL-only properties are age-restricted, multifamily rental properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. A typical resident is 80 to 85 years old and is relatively healthy. Residents are typically charged all-inclusive monthly rates. AL/MC properties are state-regulated rental properties that provide the same services as IL-only and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, toileting, ambulating and eating. AL/MC properties may include memory care facilities that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. The average age of an AL/MC resident is similar to that of an IL-only resident, but AL/MC residents typically have greater healthcare needs. Residents are typically charged all-inclusive monthly rates for IL-only services and additional “care charges” for AL/MC services, which vary depending on the types of services required. AL/MC properties are generally private pay, though many states will allow residents to cover a portion of the cost with Medicaid. The table below sets forth key characteristics of our portfolio.

			Real Estate Property Investments as of March 31, 2014			Revenues for the Three Months Ended March 31, 2014
			Real Estate	Percent of Total	Real Estate		Percent of
	Number of	Number	Property Investment	Real Estate	Property	Total	Total	Number of
Asset type	Communities	of Beds	at Original Cost	Property Investment	Investment per Bed	Revenues (1)	Revenues	States
Managed Properties	35	4,723	$452,707	32.6%	$95.9	$35,510	61.4%	13
Triple Net Lease Property	51	5,842	937,548	67.4%	160.5	22,300	38.6%	24
Total	86	10,565	$1,390,255	100.0%		$57,810	100%

(1)	Revenues relate to the period the properties were owned by us in 2014 and, therefore, are not indicative of full-year results for all properties.

Our portfolio of senior housing properties is broadly diversified by geographic location throughout the United States. The following table shows the geographic location of our senior housing properties, and the percentage of total revenues by geographic location for the three months ended March 31, 2014.

Managed Properties:

	Number of	Number of	Percent of
Location	Communities	Beds	Revenue
Arizona	1	108	3.36%
California	3	328	11.38%
Florida	16	2,330	40.22%
Michigan	1	121	4.39%
Idaho	1	144	1.36%
New York	1	118	2.48%
North Carolina	1	176	3.30%
Ohio	1	117	2.30%
Oregon	2	164	6.53%
Pennsylvania	2	291	8.58%
Texas	1	230	4.34%
Utah	4	475	10.04%
Virginia	1	121	1.72%
	35	4,723	100.00%

Triple Net Lease Properties:

	Number of	Number of	Percent of
Location	Communities	Beds	Revenue
Arizona	1	115	1.40%
California	2	235	4.99%
Colorado	4	439	6.63%
Connecticut	2	276	5.66%
Florida	3	370	6.45%
Illinois	1	111	1.62%
Iowa	2	215	2.74%
Kansas	2	238	3.66%
Kentucky	1	117	2.62%
Louisiana	1	103	0.65%
Michigan	1	121	1.68%
Mississippi	1	93	0.91%
Missouri	3	320	6.67%
Montana	1	115	1.88%
Nevada	1	121	2.32%
New York	2	234	5.17%
North Carolina	2	240	5.05%
Oregon	6	601	9.81%
Pennsylvania	3	346	7.37%
Tennessee	1	109	1.17%
Texas	8	970	14.96%
Utah	1	117	2.09%
Virginia	1	120	2.45%
Wisconsin	1	116	2.05%
	51	5,842	100.00%

Managed Properties

As of March 31, 2014, either Blue Harbor or Holiday managed all of our managed properties. We pay annual property management fees pursuant to long-term property management agreements. Currently, all of our property management agreements have initial 10-year terms, with successive automatic 1-year renewal periods. For AL/MC properties, we pay base management fees equal to 6% of revenue for the first two years and 7% thereafter. For IL-only properties, we pay base management fees of 5% of revenues. As managers, Blue Harbor and Holiday do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, Blue Harbor’s or Holiday’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on us.

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

Golf Investment

In December 2013, we restructured a debt investment that resulted in our acquisition of National Golf and American Golf. National Golf owns 27 golf courses and leases them to American Golf. American Golf also leases 54 golf courses owned by third parties and manages 11 golf courses owned by third parties. We categorize our owned and leased golf courses as public or private. Set forth below is additional information about our golf courses.

Public Courses. Public courses generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales. Amenities at these courses generally include practice facilities, and pro shops with food and beverage facilities. Our public courses generally have small clubhouses with banquet facilities.

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

The following table summarizes certain information about our golf courses as of March 31, 2014:

	Number of Courses	Number of Golf Holes
Leased:
Public	47	864
Private	7	189
Total Leased	54	1,053
Owned:
Public	12	234
Private	15	306
Total Owned	27	540
Managed:	11	198
Total	92	1,791

Location
California	54	1,026
Florida	2	81
Georgia	10	171
Hawaii	1	18
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	6	126
Oklahoma	3	54
Oregon	4	90
Tennessee	2	36
Texas	3	54
Virgina	1	18
Washington	1	18
	92	1,791

Debt Obligations

Our debt obligations, as summarized in Note 10 to our consolidated financial statements included herein, existing at March 31, 2014 (gross of $10.7 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2014 through December 31, 2014	$10,969	$75,126	$86,095
2015	16,679	—	16,679
2016	41,209	—	41,209
2017	73,408	152,498	225,906
2018	142,893	—	142,893
2019	158,853	—	158,853
Thereafter	1,695,035	51,204	1,746,239
Total	$2,139,046	$278,828	$2,417,874

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

In January 2014, we sold $503.0 million face amount of the remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid all $516.1 million of repurchase agreements. On February 13, 2014, Newcastle completed the spin-off of its media business which included $178.0 million of credit facilities.

As of March 31, 2014, Newcastle has a borrowing capacity of $7.5 million on the golf credit facilities.

The financing of certain of our senior housing properties, and our Golf business as well as our other non-CDO debt obligations, contain various customary loan covenants, in some cases including a debt service coverage ratio, debt yield and/or minimum net worth requirement. We were in compliance with all of the covenants in these financings as of March 31, 2014. In addition, as of March 31, 2014, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings. The outstanding short-term borrowings were used to finance our investments in certain senior notes issued by Newcastle CDO VIII, CDO IX and Residential Mortgage Loans. All of the repurchase agreements have full recourse to Newcastle.

			Three Months Ended March 31, 2014
	Outstanding Balance at March 31, 2014	*	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$—		$129,137	$516,134	0.40%
CDO Securities	49,500		44,325	49,500	1.81%
Linked transactions	54,250		58,385	60,646	1.66%
Residential Mortgage Loans	25,363		25,154	25,363	2.16%

*All of which was recourse to us.

The weighted average differences between the fair value of the assets and the face amount of financing of the CDO IX Class A-2, linked transactions, and Residential Mortgage Loans repurchase agreements were 25%, 32% and 20%, respectively, during the three months ended March 31, 2014.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of March 31, 2014 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO VI	CDO VIII	CDO IX
Balance Sheet:
Assets Face Amount	$163,128	$487,941	$480,877
Assets Fair Value	125,862	393,752	386,443

Issued Debt Face Amount (1)	186,265	261,841	175,317
Derivative Net Liabilities Fair Value	5,515	4,999	—
Cash Receipts:
Quarterly net cash receipts (2)	$49	$1,637	$3,971

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$97,994	$79,020	BB-	$127,751	$122,404	BB	$80,701	$84,000	BB
REIT Debt	29,200	30,957	BB+	—	—		—	—	—
ABS	35,934	15,885	CC	64,286	60,383	B+	2,545	2,545	A
Bank Loans	—	—	—	124,179	83,512	C	94,376	64,965	C
Mezzanine Loans / B-Notes / Whole Loans	—	—	—	110,225	81,795	CC	212,675	166,884	CC
CDO	—	—	—	61,500	45,658	D	67,259	54,498	CCC+
Residential Loans	—	—	—	—	—	—	3,765	3,571	NR
Other Investments	—	—	—	—	—	—	19,556	9,980	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—
Total	$163,128	$125,862	B+	$487,941	$393,752	CCC	$480,877	$386,443	CCC

Collateral on Negative Watch (4)	$—			$—			$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Mar-2014 remittance
Cushion (Deficit) ($)	$(175,092)	$67,199	$128,885
As of Apr-2014 remittance
Cushion (Deficit) ($)	$(178,146)	$86,201	$160,090
Interest Coverage (6):
As of Mar-2014 remittance
Cushion (Deficit) (%)	(244.1)%	115.2%	349.4%
As of Apr-2014 remittance
Cushion (Deficit) (%)	(272.0)%	115.7%	437.2%
CDO Overview:
Effective	Aug-05	Mar-07	Jul-07
Reinvestment Period End (7)	Passed	Passed	Passed
Optional Call (8)	Passed	Passed	Passed
Auction Call (9)	Apr-15	Nov-16	May-17
WA Debt Spread (bps) (10)	38	77	120

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended March 31, 2014. Cash receipts for this period include $0.5 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $31.1 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $121.5 million and other bonds and notes payable of $20.5 million issued by Newcastle, bank loans of $44.2 million, collateralized by Newcastle real estate properties and a third party CDO security, and $68.9 million of mezzanine loans, which are eliminated in consolidation. The fair value of this CDO bond, other bonds and notes payable, bank loans and mezzanine loans was $93.5 million, $20.5 million, $42.6 million and $29.0 million at March 31, 2014, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in March 2014 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before March 31, 2014 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the March 2014 remittance date, we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of March 31, 2014 (dollars in thousands):

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO VI
Class I-MM	$323,000	$94,138	$—	$10,973	105,111	LIBOR + 0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR + 0.40%
Class II	33,000	23,842	—	10,366	34,208	LIBOR + 0.50%
Class III-FL	15,000	5,277	—	10,553	15,830	LIBOR + 0.80%
Class III-FX	5,000	—	—	6,666	6,666	5.67%
Class IV-FL	9,600	663	—	9,948	10,611	LIBOR + 1.70%
Class IV-FX	2,400	3,345	—	—	3,345	6.55%
Class V	21,000	—	—	31,196	31,196	7.81%
Preferred	32,000	—	—	32,000	32,000	N/A
	$500,000	$186,265	$—	$111,702	$297,967

CDO VIII
Class I-A	$462,500	$104,112	$—	$7,008	$111,120	LIBOR + 0.28%
Class I-AR	60,000	14,416	—	—	14,416	LIBOR + 0.34%
Class I-B	38,000	—	—	38,000	38,000	LIBOR + 0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR + 0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR + 0.50%
Class IV	28,500	—	—	—	—	LIBOR + 0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR + 0.75%
Class VI	27,312	—	—	—	—	LIBOR + 0.80%
Class VII	21,375	—	—	—	—	LIBOR + 0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR + 1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR + 1.80%
Class IX-FX	7,600	7,600	—	—	7,600	6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR + 2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR + 2.50%
Class XII	28,500	—	11,500	17,000	28,500	7.50%
Preferred	87,875	—	—	87,875	87,875	N/A
	$950,000	$190,341	$71,500	$211,008	$472,849

Continued on next page.

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO IX
Class A-1	$379,500	$49,692	$—	$—	$49,692	LIBOR + 0.26%
Class A-2	115,500	40,500	—	75,000	115,500	LIBOR + 0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR + 0.65%
Class C	33,000	—	—	—	—	LIBOR + 0.93%
Class D	20,625	—	—	—	—	LIBOR + 1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR + 1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR + 1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR + 1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR + 2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR + 3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR + 3.50%
Class L	23,718	—	—	23,718	23,718	7.50%
Class M	39,187	—	—	39,187	39,187	8.00%
Preferred	51,566	—	—	51,566	51,566	N/A
	$825,000	$125,317	$50,000	$255,350	$430,667

(1)	The amounts presented in these columns exclude the face amount of any cancelled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

At March 31, 2014, we had 351,453,495 shares of common stock outstanding.

In connection with the spin-off of New Residential on May 15, 2013, 21.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

In connection with the spin-off of New Media on February 13, 2014, the strike price of each Newcastle option was reduced by $0.89 to reflect the adjusted value of Newcastle’s shares as a result of the spin-off. The adjusted value was calculated based on the five day average closing price of the New Media‘s shares subsequent to the spin-off date.

Newcastle’s outstanding options at March 31, 2014 consisted of the following:

	Number of Options	Strike Price (A)	Maturity Date
	343,275	$10.28	5/25/2014
	162,500	12.84	11/22/2014
	330,000	12.03	1/12/2015
	2,000	12.62	8/1/2015
	170,000	11.95	11/1/2016
	242,000	12.80	1/23/2017
	456,000	11.19	4/11/2017
	1,580,166	1.51	3/29/2021
	2,424,833	0.86	9/27/2021
	2,000	1.07	12/20/2021
	1,867,167	1.61	4/3/2022
	2,265,000	1.84	5/21/2022
	2,499,167	1.83	7/31/2022
	5,750,000	3.03	1/11/2023
	2,300,000	3.54	2/15/2023
	4,025,000	3.76	6/17/2023
	5,795,095	4.04	11/22/2023
Total W/A	30,214,203	$3.31

(A)
The strike prices are subject to adjustment in connection with return of capital dividends. In the first quarter of 2014 strike prices were adjusted by $0.32 reflecting the portion of Newcastle’s 2013 dividends which was deemed return of capital.

As of March 31, 2014, our outstanding options issued prior to 2011 had a weighted average strike price of $11.63 and our outstanding options issued in 2011 and thereafter had a weighted average strike price of $2.82. Our outstanding options at March 31, 2014 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	1,257,305	24,396,428	25,653,733
Issued to the Manager and subsequently transferred to certain of the Manager's employees	446,470	4,110,000	4,556,470
Issued to the independent directors	2,000	2,000	4,000
Total	1,705,775	28,508,428	30,214,203

Common Stock Dividends Paid

		Amount
Declared for the Period Ended	Paid	Per Share
March 31, 2014	April 2014	$0.10

Preferred Stock Dividends Paid

			Amount Per Share
Declared for the Period Ended	Paid	Series B	Series C	Series D
April 30, 2014	April 2014	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Other	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2013	$(5,992)	$82,408	$458	$76,874
Net unrealized gain (loss) on securities	—	4,588	—	4,588
Reclassification of net realized (gain) loss on securities into earnings	—	(2,334)	—	(2,334)
Net unrealized gain and pension prior service cost	—	—	9	9
Net unrealized gain (loss) on derivatives designated as cash flow hedges	1,203	—	—	1,203
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(13)	—	—	(13)
Spin-off of New Media	—	—	(467)	(467)
Accumulated other comprehensive income (loss), March 31, 2014	$(4,802)	$84,662	$—	$79,860

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the three months ended March 31, 2014 in accumulative other comprehensive income primarily as a result of the spin-off of New Residential, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges decreased for the three months ended March 31, 2014, primarily as a result of swap interest payments.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities decreased to $4.6 million for the three months ended March 31, 2014 from $24.6 million for the three months ended March 31, 2013. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $9.1 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to lower interest proceeds from CDO VIII and IX, as a result of paydowns during 2013 and 2014.

•
Net cash receipts from our other debt portfolios decreased approximately $4.3 million due to the sale of the FNMA/FHLMC securities in January 2014, paydowns on our manufactured housing loan portfolios and lower receipts of delinquent interest on certain securities.

•
Cash receipts from excess mortgage servicing income decreased approximately $11.4 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to the spin-off of these investments to New Residential in May 2013.

•
Negative operating cash flow of $7.6 million generated by the golf business we acquired on December 30, 2013, primarily due to the winter season and its impact on the demand for outdoor activities along with the higher property operating expenses needed to prepare the courses following the cold weather season.

•
Negative operating cash flow of $1.5 million generated by our investment in New Media as a result of lower advertising revenues in the period from January 1, 2014 through the February 13, 2014 spin-off.

•
Receipts from our senior housing investments increased approximately $12.3 million due to increased acquisition activity. During 2013 and the quarter ended March 31, 2014, we purchased 74 senior housing properties in 10 different portfolios.

•
Management fees paid decreased approximately $1.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to a decrease in gross equity as a result of the spin-offs of New Residential in May 2013 and New Media in February 2014 which was partially offset by an increase in gross equity as a result of the public offerings of our common stock in 2013.

•	A decrease of approximately $0.4 million in general and administrative expenses paid during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Investing Activities

Investing activities provided (used) $560.6 million and ($965.7) million during the three months ended March 31, 2014 and 2013, respectively. Uses of cash flows from investing activities consisted primarily of investments made in senior housing properties, real estate securities, real estate related and other loans, and contributions to equity method investees. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and distributions of capital from equity method investees.

Financing Activities

Financing activities provided (used) ($549.1) million and $1.2 billion during the three months ended March 31, 2014 and 2013, respectively. Borrowings under repurchase agreements and mortgage notes payable and the public offerings of common stock served as the primary sources of cash flow from financing activities. Uses of cash flow from financing activities included the repayment of debt, the repurchases of CDO bonds payable, the payment of financing costs related to our common stock offerings and the payment of common and preferred dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we had the following material off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2014, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2013, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition we had the following material contractual obligations that we executed during the three months ended March 31, 2014:

•	Mortgage Notes Payable – We obtained mortgages to finance newly acquired senior housing properties.

•	Management Agreements – We entered into new property management agreements with Holiday to manage newly acquired senior housing properties.

INFLATION

For our assets and liabilities that are financial in nature, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See "Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Exposure'' below.

CORE EARNINGS

Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its real estate and golf investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above and adjusting the consumer loans portfolio accounting to a level yield methodology. It also excludes depreciation and amortization charges, including the accretion of the membership deposit liability, and acquisition and spin-off related expenses. Core earnings is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from Core earnings of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders.

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

	Three Months Ended March 31,
	2014	2013
Income available for common stockholders	$3,889	$36,618
Add (Deduct):
Impairment (reversal)	1,246	2,773
Other (income) loss	(15,847)	(8,597)
Impairment (reversal), other (income) loss, depreciation and amortization and other adjustments from discontinued operations	5,792	16
Depreciation and amortization(A)	32,039	4,079
Acquisition and spin-off related expenses	6,602	2,546
Core earnings	$33,721	$37,435

(A)	Including accretion of membership deposit liability of $1.7 million in the three months ended March 31, 2014.

Pro Forma Core Earnings

Pro forma core earnings reflect our core earnings as adjusted to give effect to the New Residential spin-off and New Media spin-off transactions as if they had taken place on January 1, 2013.

	Three Months Ended March 31,
	2014	2013
Income available for common stockholders	$3,889	$36,618
Adjustment to give effect to spin-offs	4,772	(13,075)
Pro forma income (loss) from continuing operations after preferred dividends	8,661	23,543
Add (Deduct):
Impairment (reversal)	1,246	2,773
Other (income) loss	(15,847)	(5,770)
Depreciation and amortization(A)	32,039	4,079
Acquisition and spin-off related expenses	6,602	3,618
Pro forma core earnings	$32,701	$28,243

(A)	Including accretion of membership deposit liability of $1.7 million in the three months ended March 31, 2014.

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

As of March 31, 2014, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.9 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of March 31, 2014, a 100 basis point change in short term interest rates would impact our net book value by approximately $10.0 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of March 31, 2014, a 25 basis point movement in credit spreads would impact our net book value by approximately $3.5 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 12 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2013. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our results of operations.

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio, as well as our ability to sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. In addition, an economic slowdown, recession or weakness in the housing market could also harm our senior housing business. See “Due to the dependency of our senior housing revenues on private pay sources, events which adversely affect the ability of seniors to afford the monthly resident fees could cause our occupancy rates, revenues and results of operations to decline.” For more information on the impact of market conditions on our business and results of operations generally, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Considerations” in this report.

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

The Dodd-Frank Act has affected our business and may continue to do so.

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd- Frank Act” or “Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes new regulations on us and how we conduct our business. For example, the Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, as a result of the Act, we were required to register as an investment adviser with the SEC, which increases our regulatory compliance costs and subjects us to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including record- keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

The Act imposes mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. These requirements may impact our ability to enter into derivatives transactions, including derivatives transactions used for hedging purposes. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” that are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

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

There are conflicts of interest inherent in our relationship with our manager. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

Our management agreement with our manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our management agreement does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. Entities managed by our manager or its affiliates- including investment funds, private investment funds, or businesses managed by our manager-have investment objectives that overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. These entities may invest in assets that meet our investment objectives, including real estate securities, real estate related and other loans, senior housing properties and other operating real estate, and other assets. Our manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our manager or its affiliates may determine, in their discretion, to make a particular investment through an investment vehicle other than us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity.

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

The management compensation structure that we have agreed to with our manager, as well as compensation arrangements that we may enter into with our manager in the future (in connection with new lines of business or other activities), may incentivize our manager to invest in high risk investments or to pursue separation transactions, such as the spin-offs of New Residential and New Media and the potential spin-off of our senior housing business. See “-Risks Related to Our Business-Our agreements with New Residential may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential for certain liabilities.” In addition to its management fee, our manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our manager has not received any incentive compensation from us since 2008. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments.

Our manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 8, 2014, our board of directors adopted the 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan (the “2014 Plan”), which is subject to approval by our stockholders at the 2014 annual meeting of stockholders. If our stockholders vote to approve the 2014 Plan, 1,000,000 shares of our common stock will be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2014 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Our investment strategy and asset portfolio have undergone meaningful changes in recent years and will continue to evolve in light of existing market conditions and investment opportunities. As part of our continuing efforts to provide value to our stockholders, we are currently considering a spin-off of our senior housing business from the remainder of our investment portfolio. If the transaction resulted in our senior housing business being held in a stand-alone entity, we expect that such entity would elect and qualify to be taxed as a REIT. Our board has not formally evaluated any such transaction, and there can be no assurance as to the timing, terms, structure or completion of any such transaction. Any such transaction would be subject to a number of risks and uncertainties, could have tax implications for the holders of shares of our common stock, and could adversely affect the price of shares of our common stock. See “-Risks Related to Our Business-We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity” and “We recently acquired a golf business, which is subject to various risks that could have a negative impact on our financial results.”

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

Risks Related to Our Business

We are actively exploring new business opportunities and asset categories, which could entail a meaningful change in our investment focus and operations and pose significant risks to our financial condition, results of operations and liquidity.

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as senior housing properties, a golf business, Excess MSRs (which we spun-off in May 2013) and media assets (which we spun-off in February 2014). As previously disclosed, we are considering a spin-off of our senior housing business. Our board has not formally evaluated any such transaction, and there can be no assurance as to the timing, terms, structure or completion of any such transaction. Any such transaction would be subject to a number of risks and uncertainties, could have tax implications for the holders of shares of our common stock, and could adversely affect the price of shares of our common stock. Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), or federal tax law. See “Risks Related to Our REIT Status and the 1940 Act.”

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries (such as the golf industry), may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial resources. A change in our investment strategy may also increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular asset class or other reasons. The risks related to new asset categories or the financing risks associated with such assets could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to pay dividends on both our common stock and preferred stock. See “-Risks Related to Our Manager-Our directors have approved very broad investment guidelines for our manager, and we are not required to obtain stockholder consent to change our investment strategy or asset portfolio.”

We recently acquired a golf business, which is subject to various risks that could have a negative impact on our financial results.

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP, the indirect parent of National Golf. National Golf owns 27 golf courses across 9 states, and leases these courses to American Golf, an affiliated operating company. American Golf also leases an additional 54 golf courses and manages 11 courses owned by third parties, respectively. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC, and therefore began consolidating these entities as of December 31, 2013.

We have never owned or operated a golf business, and there can be no assurance that we will be able to successfully manage this business. Our ability to attract and retain members and increase usage at our golf facilities is critical to the success of our golf business, and there can be no assurance that we will be able to do so. See “-We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity.” Moreover, the golf industry generally, has experienced a period of declining revenue and profitability. See “-We have invested in operating businesses in distressed industries, such as golf, and such investments are subject to operational and other business risks.”

Our golf business is subject to various risks that may not apply to our other operations. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect the income generated by our facilities. The maintenance of satisfactory turf grass conditions on our golf courses requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of golf facilities in states (such as California, Georgia, and New York) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our golf business. See “A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our results of operations.”

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

We have retained, and may in the future retain or repurchase, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would generally result in principal and/or interest cash flow that would otherwise be distributed to more junior classes of securities (including those held by us) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing, thereby reducing our future returns from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO.

We had no assets in our consolidated CDOs as of March 31, 2014 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the February 2014 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in this report.

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

In addition, we can be removed as manager of a CDO if certain events occur, including, among other things, the failure to satisfy specific over collateralization tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on certain senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from-and no longer be able to manage the assets of-the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed certain over collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of the date of this report, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default constituting manager termination events, or other manager termination events, may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if such events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if such events of default occur.

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

Market turmoil beginning in 2007 resulted in a number of financial institutions recording an unprecedented amount of impairment charges, and we were also affected by these conditions. These challenging conditions have reduced the market trading activity for many real estate securities, resulting in less liquid markets for those securities. These lower valuations have affected us by, among other things, decreasing our net book value and contributing to our decision to record impairment charges. In addition, the amount we ultimately realize from certain of our debt investments may be dependent on our ability to execute long-term strategies involving corporate reorganizations of the applicable issuer.

The lenders under our repurchase agreements may elect not to extend financing to us, which could quickly and seriously impair our liquidity.

We have historically financed a meaningful portion of our investments in securities and loans with repurchase agreements, which are short-term financing arrangements, and we may enter into additional repurchase agreements in the future. Under the terms of these agreements, we sell a security or loan to a counterparty for a specified price and concurrently agree to repurchase the same security or loan from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement-generally 30 days-the counterparty makes funds available to us and holds the security or loan as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we are required to repurchase the security or loan for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security or loan with a repurchase agreement, we ask the counterparty to extend-or “roll”-the repurchase agreement for another term.

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms, may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2014, we had $129.1 million outstanding under repurchase agreement financings, including linked transactions. These repurchase agreement obligations are with six counterparties.

Our determination of how much leverage to apply to our investments may adversely affect our return on our investments and may reduce cash available for distribution.

We leverage a meaningful portion of our portfolio through borrowings, generally through the use of credit facilities, warehouse facilities, repurchase agreements, mortgage loans on real estate, securitizations, including the issuance of CDOs, private or public offerings of debt by subsidiaries, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. Our investment policies do not limit the amount of leverage we may incur with respect to any specific asset or pool of assets, subject to an overall limit on our use of leverage to 90% (as defined in our governing documents) of the value of our assets on an aggregate basis. During the 2007-2008 financial crisis, the return we were able to earn on our investments and cash available for distribution to our stockholders was significantly reduced due to changes in market conditions causing the cost of our financing to increase relative to the income that can be derived from our assets. While our liquidity position has improved, we cannot assure you that we will be able to sustain our improved liquidity position.

We are party to agreements that require cash payments upon the occurrence of certain events, and the failure to make such payments may adversely affect our business, financial condition and results of operations.

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

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed in this report. Our investments in debt are subject to the risks described above with respect to mortgage loans and mortgage- backed securities and similar risks, including:

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

We are subject to significant competition in seeking investments. We compete with other companies, including other REITs, insurance companies and other investors, including funds and companies affiliated with our manager. Our management agreement, as amended, does not limit or restrict our manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. See “-Risks Related to Our Manager-There are conflicts of interest in our relationship with our manager.”

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

Our golf facilities compete on a local and regional level with other golf facilities. Competition tends to be based on market penetration, demographic and quality factors and price factors. The level of competition and primary competitors vary by region and are subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar facilities in a particular region could significantly increase competition, which could have a negative impact on the results of operations for our golf segment.

For competition risk related to our senior housing business, see “-Competition may affect our senior housing property managers’ and tenant operators’ ability to meet their obligations to us or make it difficult for us to identify and purchase, or develop, suitable senior housing properties to grow our investment portfolio.”

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

We also have investments in B Notes-mortgage loans that while secured by a first mortgage on a single large commercial property or group of related properties are subordinated to an “A Note” secured by the same first mortgage on the same collateral. As a result, if an issuer defaults, there may not be sufficient funds remaining for B Note holders. B Notes reflect similar credit risks to comparably rated commercial mortgage-backed securities. In addition, we invest, directly or indirectly, in pools of real estate properties or loans. Since each transaction is privately negotiated, these investments can vary in their structural characteristics and risks. For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction, while investments in pools of real estate properties or loans may be subject to varying contractual arrangements with third party co-investors in such pools. Further, B Notes typically are secured by a single property, and so reflect the risks associated with significant concentration. These investments also are less liquid than commercial mortgage-backed securities.
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

The integrity of the servicing and foreclosure processes are critical to the value of the mortgage loan portfolios underlying our RMBS, and our financial results could be adversely affected by deficiencies in the conduct of those processes. For example, delays in the foreclosure process that have resulted from investigations into improper servicing practices may adversely affect the values of, and our losses on, our non-Agency RMBS. Foreclosure delays may also increase the administrative expenses of the securitization trusts for the non-Agency RMBS, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This may reduce the amount of credit support available for the senior classes we own, thus possibly adversely affecting these securities. Additionally, a substantial portion of the $25 billion settlement described above is intended to be a “credit” to the banks and servicers for principal write-downs or reductions they may make to certain mortgages underlying RMBS. There remains considerable uncertainty as to how these principal reductions will work and what effect they will have on the value of related RMBS; as a result, there can be no assurance that any such principal reductions will not adversely affect the value of certain of our RMBS.

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

In addition, private, federal and state payment programs as well as the effect of laws and regulations may also have a significant impact on the profitability of such facilities. The failure of a manager to comply with any of these laws could result in the loss of accreditation, denial of reimbursement, imposition of fines, suspension or decertification from federal and state healthcare programs, loss of license or closure of the property. These events, among others, could result in the loss of part or all of any investment we make in a senior housing property.

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

Accordingly, our TRS has retained Blue Harbor and Holiday to manage facilities that are leased to it by us. Although we have various rights as the tenant under our management agreements, we rely upon our property managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our property managers to provide accurate property- level financial results for our properties in a timely manner and to otherwise operate our facilities in compliance with the terms of our management agreements and all applicable laws and regulations. We rely on Holiday and Blue Harbor to attract and retain skilled management personnel and property level personnel who are responsible for the day-to-day operations of our facilities. Increases in labor costs and other property operating expenses, or significant changes in Holiday’s or Blue Harbor’s ability to manage our facilities efficiently and effectively could adversely affect the income we receive from our facilities and have a material adverse effect on us. As managers, our property managers do not lease our facilities, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple net tenants. However, any adverse developments in Holiday’s or Blue Harbor’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a material adverse effect on us.

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

Due to the dependency of our senior housing revenues on private pay sources, events which adversely affect the ability of seniors to afford the monthly resident fees could cause our occupancy rates, revenues and results of operations to decline.

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

Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements generally require our managers to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. We anticipate that any leases we sign in the future will also require our future tenants to maintain our properties in compliance with applicable laws and regulations. The Holiday master leases include such requirements. However, our property managers and tenants (including the Master Tenants) may neglect maintenance of our properties if they suffer financial distress. We may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our property managers and tenants (including the Master Tenants) may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ (including the Master Tenants’) financial resources may be insufficient to satisfy their increased rental payments to us or other incremental obligations.

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

Our golf business is also subject to extensive regulations, including, without limitation, labor, health and safety, environmental, zoning and land-use laws. For more information, see “Business-Government Regulation of Our Golf Business.”

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

The healthcare industry is also highly competitive, and our operators, tenants and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. The operations of our AL/MC, RIDEA properties and our IL-only owned and managed properties depend on the competitiveness and financial viability of the facilities. If our managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to generate income for us may be materially adversely affected. The operations of our triple net lease tenants also depend upon their ability to successfully compete with other operators and managers. If our tenants are unable to successfully compete, their ability to fulfill their obligations to us, including the ability to make rent payments to us, may be materially adversely affected. We cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, including our seniors housing and healthcare operations, tenants and operators, nor can we be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if we had investments outside the seniors housing and healthcare industries.

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

The Health Reform Laws provide states with an increased federal medical assistance percentage under certain conditions. On June 28, 2012, The United States Supreme Court upheld the individual mandate of the Health Reform Laws but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion will allow states not to participate in the expansion-and to forego funding for the Medicaid expansion-without losing their existing Medicaid funding. Given that the federal government substantially funds the Medicaid expansion, it is unclear whether any state will pursue this option, although at least some appear to be considering this option at this time. The participation by states in the Medicaid expansion could have the dual effect of increasing our property managers’ and tenant operators’ revenues, through new patients, but further straining state budgets. While the federal government will pay for approximately 100% of those additional costs from 2014 to 2016, states will be expected to begin paying for part of those additional costs in 2017. With increasingly strained budgets, it is unclear how states will pay their share of these additional Medicaid costs and what other health care expenditures could be reduced as a result. A significant reduction in other health care related spending by states to pay for increased Medicaid costs could affect our property managers’ and tenant operators’ revenue streams, which could materially and adversely affect our business, financial condition and results of operations.

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

The REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), limit our ability to hedge. In managing our hedge instruments, we consider the effect of the expected hedging income on the REIT qualification tests that limit the amount of gross income that a REIT may receive from hedging. We need to carefully monitor, and may have to limit, our hedging strategy to assure that we do not realize hedging income, or hold hedges having a value, in excess of the amounts that would cause us to fail the REIT gross income and asset tests. In addition, our ability to hedge is limited by certain undertakings that we made to the U.S. Commodity Futures Trading Commission in order to avail ourselves of no- action relief from the requirement to register as a commodity pool operator.

Accounting for derivatives under U.S. generally accepted accounting principles (“GAAP”), is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

Under certain conditions, increases in prepayment rates can adversely affect yields on many of our investments.

The value of many of the assets in which we invest may be affected by prepayment rates on these assets. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, prepayment rates cannot be predicted with certainty. In periods of declining mortgage interest rates, prepayments on loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the market value of floating rate assets may, because of the risk of prepayment, benefit less than fixed rate assets from declining interest rates. Conversely, in periods of rising interest rates, prepayments on loans generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

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

We opportunistically pursue a variety of investments, such as our recent restructuring of a debt investment in National Golf and, as a consequence, we are subject to risks of the industries in which we may invest, which may include non-real estate related operating businesses in distressed industries. These investments are subject to the risks of the industry in which such business(es) operate, and we expect any businesses we acquire to be subject to similar issues and risks. Businesses operating in distressed industries can face declining revenues, profitability, margins, customer base, product acceptance and growth prospects as well as concerns regarding increased fixed costs, lack of available financing or lack of a viable long-term strategy. Some or all of these risks may exist in any investment we make in a distressed business or industry. As a result, investments in distressed operating businesses involve heightened risks, and we cannot assure you that any such investments will be profitable. We may acquire significant positions in distressed businesses for strategic reasons, which may require us to expend significant capital on investments that differ from, and involve a higher degree of risk than, other assets currently in our portfolio. In addition, acquiring an operating business exposes us to some or all of the meaningful risks associated with owning an operating business. Any loss of invested capital in such businesses would adversely affect our results of operation, profitability and the amount of funds available for distribution as a dividend to our stockholders. See “-We recently acquired a golf business, which is subject to various risks that could have a negative impact on our financial results.”

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

Risks Related to Our REIT Status and the 40 Act

Qualifying as a REIT involves highly technical and complex provisions of the Code, and our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our stockholders.

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

Our failure to qualify as a REIT would create issues under a number of our financing and other agreements. In addition, the NYSE requires, as a condition to the continued listing of our common and preferred stock, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our common and preferred stock would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and would likely cause the market volume of the shares trading to decline.

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

We have historically financed a meaningful portion of our investments in securites and loans with repurchase agreements, which are short-term financing arrangements and we may enter into additional repurchase agreements in the future. Under these agreements, we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that, for purposes of the REIT asset and income tests, we should be treated as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding that those agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we might fail to qualify as a REIT.

Rapid changes in the values of assets that we hold may make it more difficult for us to maintain our qualification as a REIT or our exclusion from the 1940 Act.

If the market value or income potential of qualifying assets for purposes of our qualification as a REIT or our exclusion from registration as an investment company under the 1940 Act declines as a result of increased interest rates, changes in prepayment rates or other factors, or the market value or income potential from non-qualifying assets increases, we may need to increase our investments in qualifying assets and/or liquidate our non- qualifying assets to maintain our REIT qualification or our exclusion from registration under the 1940 Act. If the change in market values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets we may own. We may have to make investment decisions that we otherwise would not make absent the intent to maintain our qualification as a REIT and exclusion from registration under the 1940 Act.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through March 31, 2014, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $116.6 million of such cancellations had been effected through March 31, 2014, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended 2013, 2012 and 2011, we repurchased $35.9 million, $34.1 million and $188.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $4.6 million, $23.2 million and $81.1 million of gain for tax purposes, respectively (of which only $4.6 million, $24.1 million and $66.1 million of gain relating to $35.9 million, $39.3 million and $171.8 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). During the three months ended March 31, 2014, we did not repurchase any of our outstanding CDO debt and notes payable. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

•
part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit, a portion of the distributions paid to a tax- exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

Maintenance of our 1940 Act exclusion imposes limits on our operations.

We conduct our operations in reliance on an exclusion from the 1940 Act, which we refer to as the Section 3(c)(5)(C) exclusion, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”

Reliance on this exclusion limits our ability to make certain investments. The Section 3(c)(5)(C) exclusion generally requires that at least 55% of our assets be comprised of qualifying real estate assets and at least 80% of our assets be comprised of a combination of qualifying real estate assets and real estate related assets. In satisfying the 55% requirement under the Section 3(c)(5)(C) exclusion, based on guidance from the SEC and its staff, we treat whole pool Agency ARM RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. The SEC and its staff have not issued guidance with respect to whole pool non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under the Section 3(c)(5)(C) exclusion, we treat whole pool non-Agency ARM RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. We also treat whole mortgage loans that we acquire directly as qualifying real estate assets provided that 100% of the loan is secured by real estate when we acquire the loan and we have the unilateral right to foreclose on the mortgage. In addition, we treat investments in Agency partial pool RMBS and non-Agency partial pool RMBS as real estate related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion. The Section 3(c)(5)(C) exclusion generally limits the amount of our investments in non-real estate assets, including consumer loans, to no more than 20% of our total assets. To the extent that we acquire significant non-real estate assets in the future, in order to maintain our exclusion under the 1940 Act, we may need to offset those acquisitions with additional qualifying real estate and real estate related assets, which may not generate risk-adjusted returns as attractive as those generated by non-real estate related assets.

In August 2011, the SEC issued a concept release soliciting public comments on a wide range of issues relating to companies, which are typically REITs, engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the Section 3(c)(5)(C) exclusion and whether mortgage REITs like us should be regulated in a manner similar to investment companies. Therefore, there can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations. If we fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions.

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

We may be unable-or elect not-to pay dividends on our common or preferred stock in the future, which would negatively impact our business in a number of ways and decrease the price of our common and preferred stock.

While we are required to make distributions in order to maintain our REIT status (as described above under “-Risks Related to Our REIT Status and the 40 Act-We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred stock. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 351,453,495 shares or our common stock outstanding as of April 28, 2014. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

•	A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder.

•
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

10.16	Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therin.

10.17	Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC.

10.18	Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

May 2, 2014

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

May 2, 2014

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Principal Accounting Officer

May 2, 2014