Form 10-Q
period 2014-06-30
NEWCASTLE INVESTMENT CORP
filed 2014-08-08
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Common stock, $0.01 par value per share: 351,725,561 shares outstanding as of July 28, 2014.

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

•
the ability of our property managers and tenants to comply with laws, rules and regulations in the operation of our properties, to maintain and improve our properties, to deliver high quality services, to attract and retain qualified personnel and to attract residents;

•	increases in costs at our senior housing properties (including, but not limited to, the costs of labor, supplies, insurance and property taxes);

•	geographical concentrations with respect to the mortgage loans underlying and collateral securing certain of our debt investments, our senior housing properties and our golf properties;

•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans or changes in the healthcare industry;

•	competition within the finance, real estate, senior housing industries, as well as other industries, such as the golf industry, in which we have and/or may pursue additional investments;

•	the impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our property managers and tenants;

•	our ability and willingness to maintain our qualification as a REIT; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate securities, available-for-sale	$311,268	$984,263
Real estate related and other loans, held-for-sale, net	289,112	437,530
Residential mortgage loans, held-for-investment, net	—	255,450
Residential mortgage loans, held-for-sale, net	32,083	2,185
Subprime mortgage loans subject to call option	406,217	406,217
Investments in senior housing real estate, net of accumulated depreciation	1,547,409	1,362,900
Investments in other real estate, net of accumulated depreciation	263,500	265,495
Intangibles, net of accumulated amortization	197,129	199,725
Other investments	26,123	25,468
Cash and cash equivalents	77,922	74,133
Restricted cash	3,703	5,889
Receivables and other assets	109,538	141,887
Assets of discontinued operations	—	690,746
Total Assets	$3,264,004	$4,851,888

Liabilities and Equity
Liabilities
CDO bonds payable	$263,581	$544,525
Other bonds and notes payable	82,053	230,279
Repurchase agreements	102,677	556,347
Mortgage notes payable	1,104,182	1,076,828
Credit facilities and obligations under capital leases, golf	156,578	152,498
Financing of subprime mortgage loans subject to call option	406,217	406,217
Junior subordinated notes payable	51,234	51,237
Dividends payable	36,101	36,075
Accounts payable, accrued expenses and other liabilities	269,778	276,491
Liabilities of discontinued operations	—	295,267
Total Liabilities	$2,472,401	$3,625,764

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2014 and December 31, 2013	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 351,709,903 and 351,453,495 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	3,518	3,515
Additional paid-in capital	2,971,223	2,970,786
Accumulated deficit	(2,313,799)	(1,947,913)
Accumulated other comprehensive income	68,880	76,874
Total Newcastle Stockholders' Equity	791,405	1,164,845
Noncontrolling interests	198	61,279
Total Equity	$791,603	$1,226,124

Total Liabilities and Equity	$3,264,004	$4,851,888

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

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$301,357	$426,695
Real estate related and other loans, held-for-sale, net	289,112	437,530
Residential mortgage loans, held-for-sale, net	3,279	223,628
Subprime mortgage loans subject to call option	406,217	406,217
Investments in other real estate, net of accumulated depreciation	6,515	6,597
Other investments	19,805	19,308
Restricted cash	1,151	2,377
Receivables and other assets	3,188	3,727
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$1,030,624	$1,526,079

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

	June 30, 2014	December 31, 2013
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$263,581	$544,525
Other bonds and notes payable	82,053	230,279
Financing of subprime mortgage loans subject to call option	406,217	406,217
Derivative liabilities	7,345	13,795
Accounts payable, accrued expenses and other liabilities	765	6,766
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$759,961	$1,201,582

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income	$29,893	$62,824	$76,345	$124,156
Interest expense	33,905	21,998	69,760	44,708
Net interest income (expense)	(4,012)	40,826	6,585	79,448
Impairment/(Reversal)
Valuation allowance (reversal) on loans	1,526	(709)	2,772	1,525
Other-than-temporary impairment on securities	—	3,430	—	4,405
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	—	480	—	44
Total impairment (reversal)	1,526	3,201	2,772	5,974
Net interest income (expense) after impairment/reversal	(5,538)	37,625	3,813	73,474
Operating Revenues
Rental income	54,594	11,721	107,484	23,195
Care and ancillary income	5,666	2,292	11,127	4,318
Golf course operations	51,131	—	91,520	—
Sales of food and beverages - golf	19,923	—	33,462	—
Other golf revenue	12,332	—	21,682	—
Total operating revenues	143,646	14,013	265,275	27,513
Other Income
Gain on settlement of investments, net	40,403	5,066	42,735	5,063
Gain (loss) on extinguishment of debt	(3,410)	—	(3,410)	1,206
Other income, net	4,692	3,024	18,166	7,591
Total other income	41,685	8,090	57,491	13,860
Expenses
Loan and security servicing expense	408	1,021	1,265	2,055
Property operating expenses	24,280	8,409	48,084	16,772
Operating expenses - golf	65,178	—	123,516	—
Cost of sales - golf	8,807	—	14,763	—
General and administrative expense	9,633	9,938	18,845	14,151
Management fee to affiliate	7,475	8,148	15,512	17,713
Depreciation and amortization	31,031	4,070	61,390	8,149
Total expenses	146,812	31,586	283,375	58,840
Income from continuing operations before income tax	32,981	28,142	43,204	56,007
Income tax expense	540	—	835	—
Income from continuing operations	32,441	28,142	42,369	56,007
Income (loss) from discontinued operations, net of tax	(46)	25,581	(5,351)	35,729
Net Income	32,395	53,723	37,018	91,736
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Net loss attributable to noncontrolling interests	29	—	690	—
Income Applicable to Common Stockholders	$31,029	$52,328	$34,918	$88,946

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income Per Share of Common Stock
Basic	$0.09	$0.20	$0.10	$0.36
Diluted	$0.09	$0.20	$0.10	$0.35
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests
Basic	$0.09	$0.10	$0.11	$0.22
Diluted	$0.09	$0.10	$0.11	$0.21
Income (loss) from discontinued operations per share of common stock
Basic	$—	$0.10	$(0.02)	$0.14
Diluted	$—	$0.10	$(0.02)	$0.14
Weighted Average Number of Shares of Common Stock Outstanding
Basic	351,598,001	259,228,343	351,526,147	247,249,101
Diluted	362,860,506	265,396,219	362,963,068	252,807,613
Dividends Declared per Share of Common Stock	$0.10	$0.17	$0.20	$0.39

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$32,395	$53,723	$37,018	$91,736
Other comprehensive income (loss):
Net unrealized gain on securities	3,889	9,823	8,477	39,277
Reclassification of net realized (gain) loss on securities into earnings	(15,698)	(707)	(18,032)	(168)
Net unrecognized gain and pension prior service cost (discontinued operations)	—	—	9	—
Net unrealized gain on derivatives designated as cash flow hedges	583	1,771	1,786	3,612
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	246	(1)	233	(1)
Other comprehensive income	(10,980)	10,886	(7,527)	42,720
Total comprehensive income	$21,415	$64,609	$29,491	$134,456
Comprehensive income attributable to Newcastle stockholders' equity	$21,444	$64,609	$30,181	$134,456
Comprehensive loss attributable to noncontrolling interests	$(29)	$—	$(690)	$—

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comp.	Total Newcastle Stockholders'	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Equity - December 31, 2013	2,463,321	$61,583	351,453,495	$3,515	$2,970,786	$(1,947,913)	$76,874	$1,164,845	$61,279	$1,226,124

Dividends declared	—	—	—	—	—	(73,105)	—	(73,105)	—	(73,105)

Issuance of common stock (options and directors)	—	—	256,408	3	437	—	—	440	—	440

Spin-off of New Media	—	—	—	—	—	(330,489)	(467)	(330,956)	(60,391)	(391,347)

Comprehensive income (loss)

Net income (loss)	—	—	—	—	—	37,708	—	37,708	(690)	37,018

Other comprehensive income	—	—	—	—	—	—	(7,527)	(7,527)	—	(7,527)

Total comprehensive income (loss)								30,181	(690)	29,491

Equity - June 30, 2014	2,463,321	$61,583	351,709,903	$3,518	$2,971,223	$(2,313,799)	$68,880	$791,405	$198	$791,603

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$37,018	$91,736
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	65,986	8,149
Accretion of discount and other amortization	(10,074)	(22,426)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(949)	(817)
Interest income on investments accrued to principal balance	(11,274)	(12,673)
Interest expense on debt accrued to principal balance	220	219
Non-cash directors' compensation	200	275
Valuation allowance on loans	2,772	1,525
Other-than-temporary impairment on securities	—	4,449
Change in fair value of investments in excess mortgage servicing rights	—	(3,894)
Change in fair value of investments in equity method investees	—	(19,170)
Straight-lining of rental income	(12,138)	—
Equity in earnings from equity method investments	(289)	—
Distributions of earnings from equity method investees	—	1,069
(Gain)/loss on settlement of investments (net)	(42,735)	(5,063)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(16,862)	(5,409)
(Gain)/loss on extinguishment of debt	3,410	(1,206)
Change in:
Restricted cash	2,890	3,036
Receivables and other assets	6,572	580
Accounts payable, accrued expenses and other liabilities	(8,523)	367
Payment of deferred interest	—	(648)
Deferred interest received	—	5,125
Net cash provided by operating activities	16,224	45,224
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	26,567	75,903
Principal repayments from CDO securities	12,997	1,781
Principal repayments from non-Agency RMBS	119	25,178
Return of investments in excess mortgage servicing rights	—	15,803
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	33,234	146,401
Principal repayment from security accounted for as a linked transaction	116,806	—
Purchase of real estate securities	—	(1,034,234)
Purchase of securities accounted for as linked transactions	—	(103,140)
Purchase of real estate related and other loans	—	(174,234)
Proceeds from sale of investments	763,336	37,905
Acquisition of investments in real estate	(227,535)	—
Additions to investments in real estate	(9,662)	(834)
Contributions to equity method investees	—	(386,502)
Distributions of capital from equity method investees	—	12,134
Deposits paid on investments	(650)	(5,520)
Net cash provided by (used in) investing activities	715,212	(1,389,359)

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	$—	$(9,722)
Repayments of other bonds and notes payable	(168,111)	(20,157)
Borrowings under repurchase agreements	64,925	2,004,020
Borrowings under repurchase agreements accounted for as linked transactions	5,283	59,968
Repayments of repurchase agreements	(518,595)	(1,301,819)
Repayments under repurchase agreements accounted for as linked transactions	(65,929)	—
Repayments of credit facilities, media and golf	(4,423)	—
Repayments of capital lease liabilities	(17)	—
Margin deposits under repurchase agreements	(12,277)	(152,725)
Return of margin deposits under repurchase agreements	12,277	120,225
Borrowings under mortgage notes payable	32,857	—
Repayment of mortgage notes payable	(6,272)	—
Issuance of common stock	240	962,827
Costs related to issuance of common stock	—	(1,302)
New Media and New Residential spin-offs	(23,845)	(181,582)
Common stock dividends paid	(70,290)	(93,619)
Preferred stock dividends paid	(2,790)	(2,790)
Payment of financing costs	(2,491)	(35)
Net cash provided by (used in) financing activities	(759,458)	1,383,289
Net Increase in Cash and Cash Equivalents	(28,022)	39,154
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	74,133	231,898
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	31,811	—
Cash and Cash Equivalents, End of Period	$77,922	$271,052
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$1,153	$—
Cash paid during the period for interest expense	$39,409	$25,592
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$35,171	$43,021
Reduction of Assets and Liabilities relating to the spin-off of New Media
Property, plant and equipment, net	$266,385	$—
Goodwill and intangibles, net	$271,350	$—
Restricted cash	$6,477	$—
Receivables and other assets	$101,940	$—
Credit facilities, media	$177,955	$—
Accounts payable, accrued expenses and other liabilities	$100,695	$—
Reduction of Assets and Liabilities relating to the spin-off of New Residential
Real estate securities, available for sale	$—	$1,647,289
Residential mortgage loans, held-for-investment, net	$—	$35,865
Investments in excess mortgage servicing rights at fair value	$—	$229,936
Investments in equity method investees	$—	$392,469
Receivables and other assets	$—	$37,844
Repurchase agreements	$—	$1,320,360
Accounts payable, accrued expenses and other liabilities	$—	$642

See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

In December 2013, Newcastle restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). National Golf owns 27 golf properties across 8 states, and leases these properties to American Golf Corporation (“American Golf”), an affiliated operating company. American Golf also leases an additional 52 golf properties and manages 11 properties, all owned by third parties. As part of the transaction, Newcastle acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore is consolidating these entities.

As a result, Newcastle now conducts its business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investments in golf properties and facilities (“Golf”) and (v) corporate. With respect to the CDOs and other debt investments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

Newcastle either leases senior housing properties under triple net leases or has its senior housing properties managed pursuant to property management agreements (the “Senior Housing Management Agreements”) with third parties (collectively, the “Senior Housing Managers”). Currently, the Senior Housing Managers are affiliates or subsidiaries of either Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of Newcastle’s Manager, or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of Newcastle’s Manager.

On June 16, 2014, Newcastle announced that its board of directors unanimously approved a plan to spin off its senior housing business. Newcastle intends to effect the spin-off by distributing shares of its subsidiary, New Senior Investment Group Inc. (“New Senior”, NYSE: SNR). New Senior will be a publicly traded REIT that primarily targets senior housing related investments. New Senior has filed a registration statement with the SEC with respect to the planned spin-off. The spin-off is subject to certain conditions, such as the SEC declaring effective New Senior’s registration statement, the filing and approval of an application to list New Senior’s common stock on the NYSE and the formal declaration of the distribution by the board of directors.

Approximately 6.4 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2014. In addition, Fortress, through its affiliates, held options to purchase approximately 25.5 million shares of Newcastle’s common stock at June 30, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

A principal of the Manager owned or leased aircraft that Newcastle chartered from a third-party aircraft operator for business purposes in the course of operations. Newcastle paid market rates for the charters. The operators remitted a portion of these amounts to the principal.  These amounts totaled less than $0.1 million for the six months ended June 30, 2014 and 2013.

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

EXPENSE RECOGNITION

Operating Leases and Other Operating Expenses - Other operating expenses for the Golf business consist primarily of equipment leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, and marketing. Many of the golf properties and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in accounts payable, accrued expenses and other liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

CAPITAL LEASES

The Golf business leases golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the associated payments. Amortization of capital lease assets is calculated using the straight-line method over the shorter of the estimated useful lives and the initial lease terms. The cost of equipment under capital leases is included in investments in other real estate in the consolidated balance sheets. Payments under the lease are treated as reductions of the liability, with a portion being recorded as interest expense under the effective interest method.

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

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for Newcastle in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for Newcastle in the first quarter of 2015. Early application is not permitted. Disclosures are not required for comparative periods presented before the effective date. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

2.   ACQUISITIONS

Acquisitions of Senior Housing properties

i.	Managed Properties
In January and May 2014, Newcastle completed the acquisitions of five senior housing properties in three different portfolios for an aggregate purchase price of approximately $44.5 million plus acquisition-related costs. Each of these acquisitions was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. For two of the properties, Newcastle has retained Holiday to manage the properties. Pursuant to the property management agreements with Holiday, Newcastle pays management fees equal to either (i) 5% of the property’s effective gross income (as defined in the agreements) or (ii) 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter. For the other three properties acquired, Newcastle has retained Blue Harbor to manage the properties. Pursuant to the agreements with Blue Harbor, Newcastle pays management fees equal to 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter. In addition, Newcastle will reimburse Holiday and Blue Harbor for certain expenses, primarily the compensation expense associated with the on-site employees.

ii.	Triple Net Lease Properties
On June 30, 2014, Newcastle completed the acquisition of six senior housing properties for an aggregate purchase price of approximately $183.0 million plus acquisition-related costs. The acquisition was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred.

On June 30, 2014, Newcastle also entered into a triple net lease of these properties with a third party (the “June 2014 Master Tenant”). The lease has a 15-year term with two five-year renewal options and first-year rent equal to approximately $14.2 million with annual increases during each of the following three years of 3.75% and up to 2.5% thereafter. Under the lease, the June 2014 Master Tenant is responsible for (i) operating the properties and bearing the related costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements, and (ii) complying with the terms of the mortgage financing documents.

As part of the June 2014 Master Tenant lease, Newcastle committed to making available $6.5 million immediately for capital improvements and other repairs in the properties under the lease agreement and also agreed to make available to the June 2014 Master Tenant an additional $9.0 million at certain intervals during the lease period to be used for further capital improvements. Upon funding the capital improvements, Newcastle will be entitled to a rent increase.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed in connection with the acquisition, in accordance with the acquisition method of accounting:

	Three months ended March 31, 2014 Acquisitions	Three months ended June 30, 2014 Acquisitions(A)
	Managed Properties	Managed Properties	Triple Net Lease Properties	Total
Allocation of Purchase Price
Investments in Real Estate	$20,630	$13,785	$167,828	$202,243
Resident Lease Intangibles	2,370	3,361	16,828	22,559
Other Intangibles	—	4,847	—	4,847
Other Liabilities, net of other Assets	(200)	(288)	(1,625)	(2,113)
Total purchase price	$22,800	$21,705	$183,031	$227,536

Mortgage Notes Payable (B)	(17,250)	(15,607)	—	(32,857)
Net assets acquired	$5,550	$6,098	$183,031	$194,679
Total acquisition related costs (C)	$368	$573	$792	$1,733

(A)
The values assigned above are not yet finalized as Newcastle is in the process of identifying all acquired intangibles and gathering market and other information with which to determine the fair values of the real estate property and intangible assets acquired. Therefore the purchase price allocations set forth above are preliminary and are subject to change. The final determination of fair values for these assets may result in different allocations among the various asset classes from those set forth above and any such differences could be material.

(B)	See Note 10.

(C)	Acquisition-related costs are expensed as incurred and included within general and administrative expense on the consolidated statements of income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

3.   SPIN-OFF OF NEW RESIDENTIAL AND NEW MEDIA

On May 15, 2013, Newcastle completed the spin-off of New Residential from Newcastle.

On February 13, 2014, Newcastle completed the spin-off of New Media from Newcastle.

The following table presents the carrying value of the assets and liabilities of New Media, immediately preceding the February 13, 2014 spin-off.

Assets
Property, plant and equipment, net	$266,385
Intangibles, net	144,664
Goodwill	126,686
Cash and cash equivalents	23,845
Restricted cash	6,477
Receivables and other assets	101,940
Total Assets	$669,997

Liabilities
Credit facilities - media	$177,955
Accounts payable, accrued expenses and other liabilities	100,695
Total Liabilities	$278,650

Net Assets	$391,347

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Results from discontinued operations related to New Media and New Residential were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income	$—	$5,060	$—	$15,095
Interest Expense	—	—	2,096	—
Net interest income (loss)	—	5,060	(2,096)	15,095

Media income	—	—	68,213	—
Other income (loss)	—	(2)	—	(2)
Change in fair value of investments in excess mortgage servicing rights	—	2,036	—	3,894
Change in fair value of investments in equity method investees	—	(84)	—	885
Earnings from investments in equity method investees	—	18,286	—	18,286
Total other income	—	20,236	—	23,063

Media operating expenses	—	—	65,826	—
Property operating costs	—	5	—	12
General and administrative expenses	—	(290)	1,904	2,417
Depreciation and amortization	—	—	4,596	—
Income tax (benefit) expense	—	—	(915)	—
Total expenses	—	(285)	71,411	2,429

Income (loss) from discontinued operations	$—	$25,581	$(5,294)	$35,729

Net income attributable to noncontrolling interest	$—	$—	$522	$—

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

4.   SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

Newcastle conducts its business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investment in golf properties and facilities (“golf”) and (v) corporate. With respect to the CDOs and other debt segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis.

The corporate segment consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the Management Agreement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle's segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
Six Months Ended June 30, 2014
Interest income	$—	$51,319	$29,353	$74	$35	$—	$80,781
Inter-segment elimination	—	(4,436)	—	—	—	—	(4,436)
Interest income, net	—	46,883	29,353	74	35	—	76,345
Interest expense	27,294	12,109	23,001	9,884	1,908	—	74,196
Inter-segment elimination	—	—	(1,635)	(2,801)	—	—	(4,436)
Interest expense, net	27,294	12,109	21,366	7,083	1,908	—	69,760
Net interest income (expense)	(27,294)	34,774	7,987	(7,009)	(1,873)	—	6,585
Impairment (reversal)	—	1,958	814	—	—	—	2,772
Operating revenues	117,508	—	1,104	146,663	—	—	265,275
Other income (loss)	(23)	32,895	24,630	(11)	—	—	57,491
Loan and security servicing expense	—	310	955	—	—	—	1,265
Property operating expenses	47,573	—	511	—	—	—	48,084
Operating expenses - golf (C)	—	—	—	118,914	—	—	118,914
Repairs and maintenance expenses - golf	—	—	—	4,602	—	—	4,602
Cost of sales - golf	—	—	—	14,763	—	—	14,763
General and administrative expense	1,701	—	1,874	459	3,725	—	7,759
Acquisition and transaction expenses	8,808	—	—	1,503	775	—	11,086
Management fee to affiliate	4,323	—	—	—	11,189	—	15,512
Depreciation and amortization	46,024	—	113	15,179	74	—	61,390
Income tax expense	691	—	—	144	—	—	835
Income (loss) from continuing operations	(18,929)	65,401	29,454	(15,921)	(17,636)	—	42,369
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	(5,351)	(5,351)
Net income (loss)	(18,929)	65,401	29,454	(15,921)	(17,636)	(5,351)	37,018
Preferred dividends	—	—	—	—	(2,790)	—	(2,790)
Net loss attributable to noncontrolling interests	—	—	—	168	—	522	690
Income (loss) applicable to common stockholders	$(18,929)	$65,401	$29,454	$(15,753)	$(20,426)	$(4,829)	$34,918

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
Three Months Ended June 30, 2014
Interest income	$—	$20,596	$12,401	$34	$25	$—	$33,056
Inter-segment elimination	—	(3,163)	—	—	—	—	(3,163)
Interest income, net	—	17,433	12,401	34	25	—	29,893
Interest expense	13,592	5,983	10,338	6,202	953	—	37,068
Inter-segment elimination	—	—	(362)	(2,801)	—	—	(3,163)
Interest expense, net	13,592	5,983	9,976	3,401	953	—	33,905
Net interest income (expense)	(13,592)	11,450	2,425	(3,367)	(928)	—	(4,012)
Impairment (reversal)	—	1,526	—	—	—	—	1,526
Operating revenues	59,698	—	563	83,385	—	—	143,646
Other income (loss)	(22)	19,343	22,375	(11)	—	—	41,685
Loan and security servicing expense	—	154	254	—	—	—	408
Property operating expenses	24,053	—	227	—	—	—	24,280
Operating expenses - golf (C)	—	—	—	63,094	—	—	63,094
Repairs and maintenance expenses - golf	—	—	—	2,084	—	—	2,084
Cost of sales - golf	—	—	—	8,807	—	—	8,807
General and administrative expense	1,493	—	1,874	153	1,629	—	5,149
Acquisition and transaction expenses	3,368	—	—	728	388	—	4,484
Management fee to affiliate	2,179	—	—	—	5,296	—	7,475
Depreciation and amortization	23,188	—	57	7,749	37	—	31,031
Income tax expense	536	—	—	4	—	—	540
Income (loss) from continuing operations	(8,733)	29,113	22,951	(2,612)	(8,278)	—	32,441
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	(46)	(46)
Net income (loss)	(8,733)	29,113	22,951	(2,612)	(8,278)	(46)	32,395
Preferred dividends	—	—	—	—	(1,395)	—	(1,395)
Net loss attributable to noncontrolling interests	—	—	—	29	—	—	29
Income (loss) applicable to common stockholders	$(8,733)	$29,113	$22,951	$(2,583)	$(9,673)	$(46)	$31,029

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
June 30, 2014
Investments	$1,651,251	$651,765	$457,766	$350,272	$—	$—	$3,111,054
Inter-segment elimination	—	(38,213)	—	—	—	—	(38,213)
Investments, net	1,651,251	613,552	457,766	350,272	—	—	3,072,841
Cash and restricted cash	47,539	1,118	489	9,526	22,953	—	81,625
Other assets	71,111	1,959	1,250	35,113	105	—	109,538
Total assets	1,769,901	616,629	459,505	394,911	23,058	—	3,264,004
Debt	1,104,182	425,346	435,182	188,791	51,234	—	2,204,735
Inter-segment elimination	—	—	(6,000)	(32,213)	—	—	(38,213)
Debt, net	1,104,182	425,346	429,182	156,578	51,234	—	2,166,522
Other liabilities	79,577	7,671	1,261	175,453	41,917	—	305,879
Total liabilities	1,183,759	433,017	430,443	332,031	93,151	—	2,472,401
Preferred stock	—	—	—	—	61,583	—	61,583
Noncontrolling interests	—	—	—	198	—	—	198
GAAP book value	$586,142	$183,612	$29,062	$62,682	$(131,676)	$—	$729,822

Additions to investments in real estate	$206,181	$—	$32	$9,670	$—	$—	$215,883

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
Six Months Ended June 30, 2013
Interest income	$—	$68,553	$57,432	$—	$102	$—	$126,087
Inter-segment elimination	—	(1,931)	—	—	—	—	(1,931)
Interest income, net	—	66,622	57,432	—	102	—	124,156
Interest expense	2,478	13,962	28,293	—	1,906	—	46,639
Inter-segment elimination	—	—	(1,931)	—	—	—	(1,931)
Interest expense, net	2,478	13,962	26,362	—	1,906	—	44,708
Net interest income (expense)	(2,478)	52,660	31,070	—	(1,804)	—	79,448
Impairment (reversal)	—	11,986	(6,012)	—	—	—	5,974
Operating revenues	26,510	—	1,003	—	—	—	27,513
Other income (loss)	120	11,820	1,920	—	—	—	13,860
Loan and security servicing expense	—	384	1,671	—	—	—	2,055
Property operating expenses	16,285	—	487	—	—	—	16,772
General and administrative expense	3,496	—	24	—	10,631	—	14,151
Management fee to affiliate	1,578	—	—	—	16,135	—	17,713
Depreciation and amortization	8,039	—	110	—	—	—	8,149
Income (loss) from continuing operations	(5,246)	52,110	37,713	—	(28,570)	—	56,007
Income (loss) from discontinued operations	—	—	—	—	—	35,729	35,729
Net income (loss)	(5,246)	52,110	37,713	—	(28,570)	35,729	91,736
Preferred dividends	—	—	—	—	(2,790)	—	(2,790)
Income (loss) applicable to common stockholders	$(5,246)	$52,110	$37,713	$—	$(31,360)	35,729	$88,946

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
Three Months Ended June 30, 2013
Interest income		36,724	$27,134	—	$30	—	63,888
Inter-segment elimination	—	(1,064)	—	—	—	—	(1,064)
Interest income, net	—	35,660	27,134	—	30	—	62,824
Interest expense	1,246	6,826	14,036	—	954	—	23,062
Inter-segment elimination	—	—	(1,064)	—	—	—	(1,064)
Interest expense, net	1,246	6,826	12,972	—	954	—	21,998
Net interest income (expense)	(1,246)	28,834	14,162	—	(924)	—	40,826
Impairment (reversal)	—	8,803	(5,602)	—	—	—	3,201
Operating revenues	13,513	—	500	—	—	—	14,013
Other income (loss)	112	7,249	729	—	—	—	8,090
Loan and security servicing expense	—	188	833	—	—	—	1,021
Property operating expenses	8,169	—	240	—	—	—	8,409
General and administrative expense	1,887	—	8	—	8,043	—	9,938
Management fee to affiliate	799	—	—	—	7,349	—	8,148
Depreciation and amortization	4,016	—	54	—	—	—	4,070
Income (loss) from continuing operations	(2,492)	27,092	19,858	—	(16,316)	—	28,142
Income (loss) from discontinued operations	—	—	—	—	—	25,581	25,581
Net income (loss)	(2,492)	27,092	19,858	—	(16,316)	25,581	53,723
Preferred dividends	—	—	—	—	(1,395)	—	(1,395)
Income (loss) applicable to common stockholders	$(2,492)	$27,092	$19,858	$—	$(17,711)	$25,581	$52,328

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

(B)	The following table summarizes the investments and debt in the other debt segment:

	June 30, 2014
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount*	Carrying Value*
Subprime mortgage loans subject to call options	$406,217	$406,217	$406,217	$406,217
Operating real estate	N/A	6,515	6,000	6,000
Subtotal	406,217	412,732	412,217	412,217
Other
Unlevered real estate securities	168,201	9,912	—	—
Other investments	N/A	6,319	—	—
Residential mortgage loans	39,785	28,803	22,965	22,965
	$614,203	$457,766	$435,182	$435,182
*An aggregate face amount of $6.0 million (carrying value of $6.0 million) of debt represents intersegment financing, which is eliminated upon consolidation.

(C)
Operating expenses-golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $1.4 million and $2.7 million for the three and six months ended June 30, 2014, respectively.

Variable Interest Entities (“VIEs”)

The VIEs in which Newcastle has a significant interest include Newcastle’s CDOs, in which Newcastle has been determined to be the primary beneficiary and therefore consolidates them (with the exception of CDO V), since it has the power to direct the activities that most significantly impact the CDOs’ economic performance and would absorb a significant portion of their expected losses and receive a significant portion of their expected residual returns. Newcastle’s CDOs are held in special purpose entities whose debt is treated as non-recourse secured borrowings of Newcastle.

Newcastle’s subprime securitizations and CDO V are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and, no longer receives a significant portion of their returns, and therefore does not consolidate them.

In addition, Newcastle’s investments in RMBS, commercial mortgage backed securities (“CMBS”), CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle monitors these investments and analyzes the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the deconsolidation of an entity that otherwise would have been consolidated.

As of June 30, 2014, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Newcastle had variable interests in the following unconsolidated VIEs at June 30, 2014, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle's Investment (C)
Newcastle CDO V	$143,578	$170,874	$5,973

(A)	Face amount.

(B)	Newcastle CDO V includes $40.8 million face amount of debt owned by Newcastle with a carrying value of $6.0 million at June 30, 2014.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

5. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2014, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS-Conduit	$160,893	$163,393	$(68,980)	$94,413	$38,892	$—	$133,305	27	B+	5.53%	24.26%	2.1	10.6%
CMBS- Single Borrower	79,490	79,103	(12,364)	66,739	4,092	(5)	70,826	12	BB-	6.33%	7.55%	2.2	2.3%
CMBS-Large Loan	3,229	3,229	—	3,229	—	—	3,229	1	BBB-	3.20%	3.20%	0.1	4.4%
REIT Debt	29,200	28,791	—	28,791	1,892	—	30,683	5	BB+	5.89%	6.88%	1.1	N/A
Non-Agency RMBS	90,781	98,862	(59,987)	38,875	21,633	—	60,508	33	CCC+	1.03%	14.12%	4.3	26.4%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
CDO (E)	17,063	6,368	—	6,368	6,349	—	12,717	2	B	0.83%	10.00%	8.7	33.0%
Total / Average (F)	$389,120	$387,393	$(148,978)	$238,415	$72,858	$(5)	$311,268	81	B	4.47%	15.16%	2.8

(A)	See Note 12 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $116.1 million.

(F)	The total outstanding face amount was $265.7 million for fixed rate securities and $123.4 million for floating rate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2014, Newcastle recorded no other-than-temporary impairment charges (“OTTI”) with respect to real estate securities. Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted no adverse changes in the expected cash flows on certain of these securities. Unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of June 30, 2014.

		Amortized Cost Basis
Securities in	Outstanding		Other-than-					Number	Weighted Average
an Unrealized	Face	Before	Temporary	After	Gross Unrealized		Carrying	of				Life
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$1,869	$1,867	$—	$1,867	$—	$(5)	$1,862	1	A+	4.81%	5.84%	0.2
Twelve or More Months	—	—	—	—	—	—	—	—	—	—%	—%	—
Total	$1,869	$1,867	$—	$1,867	$—	$(5)	$1,862	1	A+	4.81%	5.84%	0.2

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

June 30, 2014
Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	$ N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	—	—	—	—
Non credit impaired securities	1,862	1,867	—	(5)
Total debt securities in an unrealized loss position	$1,862	$1,867	$—	$(5)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the six months ended June 30, 2014:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(2,873)

Additions for credit losses on securities for which an OTTI was not previously recognized	—

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	—

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—

Reduction for securities sold/written off during the period	2,873

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$—

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at June 30, 2014:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$48,865	20.1%	$30,271	30.5%
Northeastern U.S.	51,424	21.1%	20,559	20.7%
Southeastern U.S.	44,636	18.3%	19,492	19.6%
Midwestern U.S.	35,210	14.5%	12,844	13.0%
Southwestern U.S.	45,774	18.8%	10,041	10.1%
Other	11,022	4.5%	6,038	6.1%
Foreign	6,681	2.7%	—	0.0%
	$243,612	100.0%	$99,245	100.0%

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

In May 2014, Newcastle sold $68.3 million face amount of CMBS securities at an average price of 105.2% for total proceeds of $71.9 million and repaid $71.9 million of associated CDO bonds payable and other term loan financings.  Newcastle recognized a net gain of approximately $15.0 million on the sale of these securities.

In May 2014, Newcastle sold $54.2 million outstanding face amount of the Sorin CDO security at an average price of 93.0% for total proceeds of $50.4 million and repaid $50.4 million of associated CDO bonds payable and other term loan financings. Newcastle recognized a net gain of approximately $0.7 million on the sale of this security.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

6. REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at June 30, 2014. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$157,046	$124,628	8	7.42%	7.34%	1.3	75.9%	$12,000
Corporate Bank Loans	164,973	97,684	5	23.06%	13.12%	1.9	0.6%	—
B-Notes	69,912	66,420	2	5.57%	4.40%	1.6	68.2%	—
Whole Loans	380	380	1	3.95%	7.37%	0.5	0.0%	—
Total Real Estate Related and other Loans Held-for-Sale, Net	$392,311	$289,112	16	12.27%	9.25%	1.6	42.8%	$12,000

Residential Loans (D)	43,229	32,083	165	7.22%	2.27%	5.7	100.0%	6,311
Total Residential Mortgage Loans Held-for-Sale, Net	$43,229	$32,083	165	7.22%	2.27%	5.7	100.0%	$6,311

Subprime Mortgage Loans Subject to Call Option	$406,217	$406,217

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average life is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of June 30, 2014, $87.4 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

In May 2014, Newcastle sold its manufactured housing portfolio through a securitization. The portfolio had an outstanding face amount of $222.2 million and was sold at 104% of par, resulting in $231.6 million of total proceeds including accrued interest. Part of the proceeds were used to repay the current debt on the portfolio at par, including $132.4 million of third-party debt and $20.5 million of debt owned by CDO VIII and CDO IX. The securitization of the portfolio was accomplished through a special purpose entity, in which Newcastle holds no interests, and was treated as a sale for accounting purposes. The sale generated a gain of $24.7 million, or $19.4 million net after $1.9 million of deal expenses and the write off of $3.4 million of unamortized discount on third party debt (recorded as a loss on extinguishment of debt).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at June 30, 2014:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$12,000	$—	1
Period from July 1, 2014 to December 31, 2014	111,104	47,651	5
2015	1,379	830	2
2016	64,891	63,274	2
2017	48,938	48,938	2
2018	22,260	18,769	1
2019	118,289	97,234	2
Thereafter	13,450	12,416	1
Total	$392,311	$289,112	16

(1)	Based on the final extended maturity date of each loan investment as of June 30, 2014.

(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans
Balance at December 31, 2013	$437,530	$2,185	$255,450
Purchases / additional fundings	—	—	—
Interest accrued to principal balance	11,274	—	—
Principal paydowns	(167,171)	(8,226)	(9,436)
Sales	—	(206,360)	—
Transfer to held-for-sale	—	246,121	(246,121)
Valuation (allowance) reversal on loans	(1,958)	19	(833)
Accretion of loan discount and other amortization	8,867	—	115
Other	570	(1,656)	825
Balance at June 30, 2014	$289,112	32,083	$—

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans (A)
Balance at December 31, 2013	$(94,037)	$(824)	$(12,247)
Charge-offs (B)	504	84	711
Sales	—	10,525	—
Transfer to held-for-sale	—	(12,369)	12,369
Valuation (allowance) reversal on loans	(1,958)	19	(833)
Balance at June 30, 2014	$(95,491)	$(2,565)	$—

(A)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.
(B) The charge-offs for real estate related loans represent one loan which was under restructuring.

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at June 30, 2014:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$43,453	18.7%	$5,291	12.2%
Northeastern U.S.	31,004	13.4%	2,067	4.8%
Southeastern U.S.	51,733	22.3%	30,884	71.4%
Midwestern U.S.	8,922	3.8%	2,201	5.1%
Southwestern U.S.	10,468	4.5%	2,786	6.5%
Foreign	86,569	37.3%	—	—%
	$232,149	100.0%	$43,229	100.0%
Other	160,162	(A)
	$392,311

(A)	Includes corporate bank loans which are not directly secured by real estate assets.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at June 30, 2014:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$347,522	$481,933	$829,455
Loans subject to call option (carrying value)	$299,176	$107,041	$406,217
Retained interests (fair value) (B)	$2,608	$—	$2,608

(A)	Average loan seasoning of 107 months and 89 months for Subprime Portfolios I and II, respectively, at June 30, 2014.

(B)
The retained interests include retained bonds of the securitizations. The fair value of which is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained bonds was 25.07% as of June 30, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of June 30, 2014:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$347,522	$481,933
Weighted average coupon rate of loans	5.69%	4.76%
Delinquencies of 60 or more days (UPB) (A)	$90,313	$173,548
Net credit losses for the six months ended June 30, 2014	$13,973	$17,703
Cumulative net credit losses	$260,778	$319,277
Cumulative net credit losses as a % of original UPB	17.4%	29.3%
Percentage of ARM loans (B)	50.1%	64.2%
Percentage of loans with original loan-to-value ratio >90%	10.7%	16.9%
Percentage of interest-only loans	10.5%	21.2%
Face amount of debt (C)	$343,522	$481,933
Weighted average funding cost of debt (D)	0.50%	0.42%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at June 30, 2014.

(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the six months ended June 30, 2014 and 2013.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN SENIOR HOUSING AND OTHER REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Senior Housing
Land	$130,476	$—	$130,476	$102,235	$—	$102,235
Buildings	1,366,356	(22,651)	1,343,705	1,199,672	(7,523)	1,192,149
Building improvements	21,318	(1,941)	19,377	20,704	(549)	20,155
Furniture, fixtures and equipment	61,353	(7,502)	53,851	50,711	(2,350)	48,361
Investments in Senior Housing Real Estate	$1,579,503	$(32,094)	$1,547,409	$1,373,322	$(10,422)	$1,362,900

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Golf
Land	$93,534	$—	$93,534	$93,534	$—	$93,534
Buildings	50,962	(2,265)	48,697	50,615	—	50,615
Building improvements	91,934	(6,077)	85,857	90,736	—	90,736
Furniture, fixtures and equipment	20,459	(3,178)	17,281	18,353	—	18,353
Capital leases - equipment	3,830	(63)	3,767	—	—	—
Construction in progress	7,849	—	7,849	5,660	—	5,660
Golf Total	268,568	(11,583)	256,985	258,898	—	258,898

Other Commercial Real Estate
Land	1,106	—	1,106	1,106	—	1,106
Buildings	6,588	(1,443)	5,145	6,588	(1,356)	5,232
Building improvements	1,002	(738)	264	970	(711)	259
Furniture, fixtures and equipment	—	—	—	—	—	—
Other Commercial Real Estate Total	8,696	(2,181)	6,515	8,664	(2,067)	6,597

Investments in Other Real Estate	$277,264	$(13,764)	$263,500	$267,562	$(2,067)	$265,495

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its senior housing real estate and golf business:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Senior Housing
In-place resident lease intangibles	$134,772	$(45,895)	$88,877	$112,267	$(21,902)	$90,365
Non-compete intangibles	1,600	(383)	1,217	1,600	(223)	1,377
Land lease intangibles	3,442	(24)	3,418	3,498	(1)	3,497
PILOT intangible	3,700	(276)	3,424	3,700	(124)	3,576
Other intangibles	6,955	(49)	6,906	2,046	(2)	2,044
Total Senior Housing	150,469	(46,627)	103,842	123,111	(22,252)	100,859
Golf
Trade name	700	(12)	688	700	—	700
Leasehold intangibles	52,066	(2,702)	49,364	52,066	—	52,066
Management contracts	39,000	(2,399)	36,601	39,000	—	39,000
Internally-developed software	800	(80)	720	800	—	800
Membership base	5,400	(386)	5,014	5,400	—	5,400
Nonamortizable liquor license	900	—	900	900	—	900
Total Golf	98,866	(5,579)	93,287	98,866	—	98,866

Total Intangibles	$249,335	$(52,206)	$197,129	$221,977	$(22,252)	$199,725

In the senior housing business, the gross carrying amount of the in-place resident lease intangibles is amortized on a straight-line basis over the average length of stay of the residents: 24 months for assisted living and memory care facilities and 33 months for independent living facilities. If the in-place resident lease is terminated prior to the lease expiration, the unamortized costs are written off at that time. The gross carrying amount of the non-compete intangibles is amortized on a straight-line basis of 5 years as stated within the respective agreements. The gross carrying amount of the land lease intangibles is amortized over the stated term within the respective agreements, 74 years and 82 years.  The gross carrying amount of the PILOT intangible is amortized over the stated term within the agreement of 13 years. Other intangibles are amortized on a straight-line basis of 13 to 40 years.

In the golf business, the weighted average amortization periods for amortizable intangible assets are 29.5 years for trade name, 7.8 years for leasehold intangibles, 7.7 years for management contracts, 4.5 years for internally-developed software, and 6.5 years for membership base.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

9.    RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle's receivables and other assets:

	June 30, 2014	December 31, 2013
Accounts receivable, net	$9,722	$13,477
Deferred financing costs	38,824	42,473
Derivative assets	—	43,662
Prepaid expenses	16,990	8,631
Interest receivable	1,629	4,667
Deposits	10,178	9,915
Inventory	5,793	5,140
Miscellaneous assets, net	26,402	13,922
	$109,538	$141,887

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

10.   DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations and related hedges at June 30, 2014:

	June 30, 2014
										Collateral (K)					Aggregate
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Life (Years)	Floating Rate Face Amount (C)	Notional Amount of Current Hedges (D)
CDO Bonds Payable
CDO VI (E)	Apr 2005	$92,238	$92,238	Apr 2040	0.83%		5.36%	5.5	$88,838	$157,567	$86,678	$124,252	2.1	$35,095	$88,838
CDO VIII	Nov 2006	71,813	71,698	Nov 2052	2.11%		7.71%	2.6	64,213	249,954	178,906	194,238	1.8	113,582	84,048
CDO IX	May 2007	98,441	99,645	May 2052	0.64%		0.49%	1.1	98,441	345,022	284,291	295,062	2.3	114,869	—
		262,492	263,581				4.16%	3.1	251,492	752,543	549,875	613,552	2.1	263,546	172,886
Other Bonds and Notes Payable
NCT 2013-VI IMM-1 (F)	Nov 2013	89,168	82,053	Apr 2040	LIBOR+0.25%		0.41%	1.7	89,168						—
		89,168	82,053				0.41%	1.7	89,168						—
Repurchase Agreements (G)
CDO securities (F)	Dec 2013	79,712	79,712	Jul 2014	LIBOR+1.65%		1.81%	0.1	79,712	—	—	—	—	—	—
Residential Mortgage Loans	Nov 2013	22,965	22,965	Nov 2014	LIBOR+2.00%		2.16%	0.4	22,965	34,002	24,617	24,617	6.0	34,002	—
		102,677	102,677				1.88%	0.1	102,677	34,002	24,617	24,617	6.0	34,002	—
Mortgage Notes Payable
Fixed Rate - Managed Properties		158,000	158,434	Aug 2018 to Mar 2020	1.63% to 4.93%	(H) (I)	4.79%	4.8	N/A	N/A	182,986	182,986	N/A	N/A	—
Floating Rate - Managed Properties		231,400	231,400	Aug 2016 to Jan 2019	LIBOR +2.75% to LIBOR+3.75%	(J)	4.72%	3.6	231,400	N/A	308,816	308,816	N/A	N/A	—
Fixed Rate - Triple Net Lease Properties		714,348	714,348	Jan 2021 to Jan 2024	3.83% to 8.00%	(K)	5.10%	7.5	N/A	N/A	974,792	974,792	N/A	N/A	—
		1,103,748	1,104,182				4.98%	6.3	231,400	N/A	1,466,594	1,466,594	N/A	N/A	—
Golf Credit Facilities (L)
First Lien Loan	Dec 2013	46,922	46,922	Dec 2018	LIBOR+4.00%	(M)	4.50%	3.5	46,922						—
Second Lien Loan	Dec 2013	105,575	105,575	Dec 2018	5.50%		5.50%	3.5	—						—
Vineyard I	Dec 1993	59	68	Aug 2014	11.37%		11.37%	0.1	59						—
Vineyard II	Dec 1993	200	200	Dec 2043	2.13%		2.13%	29.5	200						—
Capital Leases (Equipment)	May-June 2014	3,813	3,813	Dec 2019 to Jan 2020	7.15%		7.15%	3.3	—						—
		156,569	156,578				5.24%	3.5	47,181						—
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,234	Apr 2035	7.57%	(N)	7.39%	20.8	—						—
		51,004	51,234				7.39%	20.8	—						—
Subtotal debt obligations		1,765,658	1,760,305				4.54%	5.4	$721,918	$786,545	$2,041,086	$2,104,763	2.2	$297,548	$172,886
Financing on subprime mortgage loans subject to call option (O)		406,217	406,217
Total debt obligations		$2,171,875	$2,166,522
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)
Including the effect of applicable hedges and deferred financing cost. For fixed rate mortgage notes payable, the weighted average funding cost is calculated based on the average rate during the six months ended June 30, 2014.

(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash from the senior housing business.

(D)	Including the $88.8 million portion of the notional amount of interest rate swap in CDO VI, which acted as an economic hedge that was not designated as a hedge for accounting purposes.

(E)
This CDO was not in compliance with its applicable over collateralization tests as of June 30, 2014. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the foreseeable future.

(F)	Represents refinancing of repurchased Newcastle CDO bonds where collateral is, therefore, eliminated in consolidation.

(G)
These repurchase agreements had less than $0.1 million of accrued interest payable at June 30, 2014. $102.7 million face amount of these repurchase agreements were renewed subsequent to June 30, 2014. The counterparties on these repurchase agreements are Bank of America ($79.7 million) and Credit Suisse ($23.0 million). Newcastle has margin exposure on a $23.0 million repurchase agreement related to the financing of residential mortgage loans, and a $79.7 million repurchase agreement related to the financing of certain Newcastle CDO VIII and CDO IX notes. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity.

(H)	For loans totaling $40.9 million issued in August 2013, Newcastle bought down the interest rate to 4% for the first two years. Thereafter, the interest rate will range from 5.99% to 6.76%.

(I)
For a loan with a total balance of $11.4 million, the interest rate for the first two years is based on the applicable US Treasury Security rates. The interest rate for years 3 through 5 is 4.5%, 4.75% and 5.0%, respectively.

(J)	$165.0 million of the floating rate mortgages have a LIBOR floor of 1.0%.

(K)
For loans with a total balance $359.9 million and $314.7 million, Newcastle bought down the interest rate to 4.00% and 3.83%, respectively, until January 2019. Thereafter, the interest rates will increase to 4.99% and 4.56%, respectively.

(L)	The golf credit facilities are collateralized by all of the assets of the golf business.

(M)	Interest rate on this is based on 3 month LIBOR with a LIBOR floor of 0.5%.

(N)	Issued in April 2006 and July 2007 and secured by the general credit of Newcastle. See Note 6 regarding the securitizations of Subprime Portfolio I and II.

(O)	LIBOR +2.25% after April 2016.

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, Newcastle’s cash flow and liquidity are negatively impacted upon such a failure. As of June 30, 2014, CDO VI was not in compliance with its over collateralization tests. Based upon Newcastle's current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future.

As of June 30, 2014, Newcastle has unused borrowing capacity of $7.6 million on the golf credit facilities.

The Golf business leases equipment under capital lease agreements. The agreements normally provide for minimum rentals plus executory costs. Lease terms are 66 months with a purchase price option at the termination of the lease.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2014 are as follows:

July 1, 2014 - December 31, 2014	$381
2015	755
2016	755
2017	755
2018	755
2019 and thereafter	1,327
Total minimum lease payments	4,728
Less: imputed interest	915
Present value of net minimum lease payments	$3,813

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Newcastle’s non-CDO financings, mortgage notes payable and golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of June 30, 2014.

In June 2013, Newcastle completed the purchase of $116.8 million aggregate face amount of securities that are collateralized by certain Newcastle CDO VIII Class I notes for an aggregate purchase of approximately $103.1 million, or an average price of 88.3% of par. Simultaneously, Newcastle financed the purchase with $60.0 million received pursuant to a master repurchase agreement with the seller of the securities (“CDO VIII Repack”). The terms of the repurchase agreement included a rate of one-month LIBOR plus 150 bps and a 30-day maturity. The purchase of the securities and the repurchase agreement were treated as a linked transaction and accordingly recorded on a net basis as a non-hedge derivative instrument, with changes in market value recorded on the statement of income. In May 2014, the CDO VIII Class I notes were repaid in full and the repurchase agreement was terminated.

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle's accounts payable, accrued expenses and other liabilities:

	June 30, 2014	December 31, 2013
Accounts payable and accrued expenses	$55,997	$50,118
Membership deposit liabilities	74,789	71,644
Deferred revenue	21,182	37,114
Security deposit payable	58,023	48,823
Unfavorable leasehold interests	21,889	23,916
Derivative liabilities	7,345	13,795
Accrued rent	9,767	6,314
Due to affiliates	6,069	5,878
Miscellaneous liabilities	14,717	18,889
	$269,778	$276,491

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

12.   FAIR VALUE

Fair Value Summary Table

The carrying values and fair values of Newcastle’s assets and liabilities at June 30, 2014 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost (B)	Weighted Average Life (Years)
Assets
Financial instruments:
Real estate securities, available-for-sale (C)*	$389,120	$311,268	$311,268	Broker quotations, counterparty quotations, pricing services, pricing models	15.16%	2.8
Real estate related and other loans, held-for-sale, net	392,311	289,112	302,449	Broker quotations, counterparty quotations, pricing services, pricing models	12.27%	1.6
Residential mortgage loans, held-for-sale, net	43,229	32,083	39,699	Broker/counterparty quotations	7.22%	5.7
Subprime mortgage loans subject to call option (D)	406,217	406,217	(D)	(D)	9.09%	(D)
Restricted cash*		3,703	3,703
Cash and cash equivalents*		77,922	77,922
Investments in senior housing real estate, net		1,547,409
Investments in other real estate, net		263,500
Intangibles		197,129
Other investments		26,123
Receivables and other assets		109,538
		$3,264,004
Liabilities
Financial instruments:
CDO bonds payable (G)	$262,492	$263,581	$155,227	Pricing models	4.16%	3.1
Other bonds and notes payable (G)	89,168	82,053	81,446	Broker quotations, pricing models	0.41%	1.7
Repurchase agreements	102,677	102,677	102,677	Market comparables	1.88%	0.1
Mortgage notes payable	1,103,748	1,104,182	1,112,491	Pricing models	4.98%	6.3
Credit facilities and obligations under capital leases, golf	156,569	156,578	156,578	Pricing models	5.24%	3.5
Financing of subprime mortgage loans subject to call option (D)	406,217	406,217	(D)	(D)	9.09%	(D)
Junior subordinated notes payable	51,004	51,234	33,900	Pricing models	7.39%	20.8
Interest rate swaps, treated as hedges (E)(F)*	84,048	3,882	3,882	Counterparty quotations	N/A	(E)
Non-hedge derivatives (E)(F)*	158,258	3,463	3.463	Counterparty quotations	N/A	(E)
Dividends payable, accrued expenses and other liabilities		298,534
Liabilities of discontinued operations		—
		$2,472,401
*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

(B)	The weighted average yield and weighted average funding cost are disclosed for financial instrument assets and liabilities, respectively.

(C)	Excludes nine CDO securities with a zero value, which had an aggregate face amount of $116.1 million.

(D)
These two items results from an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6), are noneconomic until such option is exercised, and are equal and offsetting.

(E)
As of June 30, 2014, all derivative liabilities, which represent three interest rate swaps, were held within Newcastle’s nonrecourse structures. An aggregate notional balance of $242.3 million is only subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. Newcastle’s interest rate swap counterparties include Bank of America and Bank of New York Mellon. Newcastle’s derivatives are included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

(F)	Interest rate swaps, treated as hedges:

	Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Interest rate swap agreements which receive 1-Month LIBOR:
	2016	Apr	$84,048	5.04%	$3,882
Non-hedge derivatives:

	Year of Maturity	Weighted Average Month of Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Interest rate swap agreements which receive 1-Month LIBOR:
	2015	Mar	$158,258	4.85%	$3,463

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
JUNE 30, 2014
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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014:

	Principal Balance or		Fair Value
	Notional Amount	Carrying Value	Level 2	Level 3	Total
Assets
Real estate securities, available-for-sale:
CMBS	$243,612	$207,360	$—	$207,360	$207,360
REIT debt	29,200	30,683	30,683	—	30,683
Non-Agency RMBS	90,781	60,508	—	60,508	60,508
ABS - other real estate	8,464	—	—	—	—
CDO (A)	17,063	12,717	—	12,717	12,717
Real estate securities total	$389,120	$311,268	$30,683	$280,585	$311,268

Liabilities
Derivative Liabilities:
Interest rate swaps, treated as hedges	$84,048	$3,882	$3,882	$—	$3,882
Interest rate swaps, not treated as hedges	158,258	3,463	3,463	—	3,463
Derivative liabilities total	$242,306	$7,345	$7,345	$—	$7,345

(A)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $116.1 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended ended June 30, 2014 as follows:

	CMBS		ABS
	Conduit	Other	Subprime	Other	Equity/Other Securities	Linked Transactions	Total
Balance at December 31, 2013	$198,935	$85,534	57,581	$—	$59,757	$43,662	$445,469
Total gains (losses) (A)
Included in net income (B)	15,402	—	—	—	717	12,498	28,617
Included in other comprehensive income (loss)	(13,800)	189	4,725	—	3,587	—	(5,299)
Amortization included in interest income	9,330	332	2,539	48	1,749	—	13,998
Purchases, sales and repayments
Purchases	—	—	—	—	—	—	—
Proceeds from sales	(72,438)	—	—	—	(50,390)	—	(122,828)
Proceeds from repayments	(4,123)	(12,001)	(4,337)	(48)	(2,703)	(56,160)	(79,372)
Balance at June 30, 2014	$133,306	$74,054	60,508	$—	$12,717	$—	$280,585

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.

(B)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

Six Months Ended June 30, 2014
Gain (loss) on settlement of investments, net	$16,119
Other income (loss), net	12,498
OTTI	—
Total	$28,617

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—

Securities Valuation

As of June 30, 2014, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding Face	Amortized Cost	Multiple	Single	Internal Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total
CMBS	$243,612	$164,381	$164,907	$42,453	$—	$207,360
REIT debt	29,200	28,791	30,683	—	—	30,683
Non-Agency RMBS	90,781	38,875	60,508	—	—	60,508
ABS - other real estate	8,464	—	—	—	—	—
CDO (F)	17,063	6,368	—	6,744	5,973	12,717
Total	$389,120	$238,415	$256,098	$49,197	$5,973	$311,268

(A)	Net of incurred losses.

(B)	Net of discounts (or gross of premiums) and after OTTI, including impairment taken during the period ended June 30, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment	Unrealized	Weighted Average Significant Input
	Amortized Cost Basis (B)	Fair Value	Recorded In Current Period	Gains (Losses) in Accumulated OCI	Discount Rate	Prepayment Speed (G)	Cumulative Default Rate	Loss Severity
CDO	—	5,973	—	5,973	10.0%	3.6%	25.4%	73.7%
Total	$—	$5,973	$—	$5,973

At June 30, 2014, there was no ABS or CMBS fair value based on model mark assumptions.

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

(F)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $116.1 million.

(G)	Projected annualized average prepayment rate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of June 30, 2014:

				Valuation	Significant Input
	Outstanding			Allowance/	Range		Weighted Average
	Face	Carrying	Fair	(Reversal) In	Discount	Loss	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity	Rate	Severity
Mezzanine	$157,046	$124,628	$127,673	$—	5.0% - 9.0%	0.0% - 100%	7.4%	19.0%
Bank Loan	164,973	97,684	107,969	5,227	22.5% - 31.0%	0.0% - 100%	23.1%	27.8%
B-Note	69,912	66,420	66,420	(3,269)	3.0% - 12.0%	0.0%	5.6%	0.0%
Whole Loan	380	380	387	—	4.0%	0.0%	4.0%	0.0%

Total Real Estate Related and other Loans Held-for-Sale, Net	$392,311	$289,112	$302,449	$1,958

The following table summarizes certain information for residential mortgage loans held-for-sale as of June 30, 2014:

				Valuation	Significant Input (Weighted Average)
	Outstanding			Allowance/
	Face	Carrying	Fair	(Reversal) In	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value (A)	Value (A)	Current Year (B)	Rate	Speed	Default Rate	Severity
Residential Loans	43,229	32,083	39,699	399	7.3%	4.6%	2.8%	46.0%
Total Residential Mortgage Loans, Held-for-Sale, Net	$43,229	$32,083	$39,699	$399

(A)	Carrying value and fair value include interest receivable of $0.1 million for the residential housing loans.

(B)	The valuation allowance (reversal) excludes $0.4 million related to the manufactured housing portfolio that was sold in May 2014.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
	Balance sheet location	June 30, 2014	December 31, 2013
Derivative Assets
Linked transactions at fair value	Receivables and other assets	$—	$43,662
		$—	$43,662
Derivative Liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$3,882	$6,203
Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	3,463	7,592
		$7,345	$13,795

In May 2014, the CDO VIII Class 1 notes were repaid in full and the repurchase agreement was terminated. Therefore, the associated linked transaction was effectively terminated.

The following table summarizes information related to derivatives:

	June 30, 2014	December 31, 2013
Cash flow hedges
Notional amount of interest rate swap agreements	$84,048	$105,031
Amount of (loss) recognized in OCI on effective portion	(4,072)	(6,117)
Deferred hedge gain (loss) related to anticipated financings, which have subsequently occurred, net of amortization	134	170
Deferred hedge gain (loss) related to dedesignation, net of amortization	(35)	(45)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	56	53
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(2,419)	(3,915)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	158,258	185,871
Notional amount of linked transactions (A)	—	116,806

(A)	This represents the current face amount of the underlying financed securities comprising linked transactions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income statement	Three Months Ended June 30,		Six Months Ended June 30,
	location	2014	2013	2014	2013
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$259	$—	$259	$—
Amount of gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(1,178)	(1,703)	(2,457)	(3,568)
Deferred hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	19	17	36	33
Deferred hedge gain (loss) reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(5)	(16)	(9)	(32)
Non-hedge derivatives gain (loss)
Interest rate swaps	Other income (loss)	2,029	2,282	4,104	5,408
Linked transactions	Other income (loss)	1,825	—	12,498	—
Linked transactions	Interest expense	(89)	(8)	(211)	(8)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
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
JUNE 30, 2014
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
Newcastle’s outstanding options at June 30, 2014 consisted of the following:

	Number of Options	Strike Price (A)	Maturity Date
	162,500	12.84	11/22/2014
	330,000	12.03	1/12/2015
	2,000	12.62	8/1/2015
	170,000	11.95	11/1/2016
	242,000	12.80	1/23/2017
	456,000	11.19	4/11/2017
	1,495,166	1.51	3/29/2021
	2,294,833	0.86	9/27/2021
	2,000	1.07	12/20/2021
	1,867,167	1.61	4/3/2022
	2,265,000	1.84	5/21/2022
	2,499,167	1.83	7/31/2022
	5,750,000	3.03	1/11/2023
	2,300,000	3.54	2/15/2023
	4,025,000	3.76	6/17/2023
	5,795,095	4.04	11/22/2023
Total W/A	29,655,928	$3.25

(A)
The strike prices are subject to adjustment in connection with return of capital dividends. In the first quarter of 2014 strike prices were adjusted by $0.32 reflecting the portion of Newcastle’s 2013 dividends which was deemed return of capital.

As of June 30, 2014, Newcastle’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	1,075,130	24,396,428	25,471,558
Issued to the Manager and subsequently transferred to certain of the Manager's employees	285,370	3,895,000	4,180,370
Issued to the independent directors	2,000	2,000	4,000
Total	1,362,500	28,293,428	29,655,928
Weighted average strike price	$11.97	$2.83	$3.25

On March 14, 2014, Newcastle declared a quarterly dividend of $0.10 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended March 31, 2014. Dividends totaling $36.5 million were paid in April 2014.

On June 13, 2014, Newcastle declared a quarterly dividend of $0.10 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended June 30, 2014. Dividends totaling $36.6 million were paid in July 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

B. Option Exercises

In connection with his resignation, Newcastle's former COO exercised 215,000 options with a weighted average exercise price of $1.12 on May 7, 2014. Upon exercise, 215,000 shares of Newcastle common stock were issued to the former COO. In addition, 88,650 options were forfeited and transferred back to the Manager.

C. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. Newcastle’s common stock equivalents are its outstanding stock options. As of June 30, 2014, Newcastle had 1,362,500 antidilutive options. During the six months ended June 30, 2014 and 2013, based on the treasury stock method, Newcastle had 11,436,921 and 5,558,512 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the three months ended June 30, 2014 and 2013, based on the treasury stock method, Newcastle had 11,262,505 and 6,167,876 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interest.

14.   COMMITMENTS AND CONTINGENCIES

Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at June 30, 2014, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

As part of the June 2014 Master Tenant lease, Newcastle committed to making available $6.5 million immediately for capital improvements and other repairs in the properties under the lease agreement and also agreed to make available to the June 2014 Master Tenant an additional $9.0 million at certain intervals during the lease period to be used for further capital improvements. Upon funding the capital improvements, Newcastle will be entitled to a rent increase.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

15. INCOME TAXES

The provision for income taxes (including discontinued operations) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014(A)	2013
Current:
Federal	$518	$—	$590	$—
State and Local	103	—	164	—
Total Current Provision	$621	$—	$754	$—

Deferred:
Federal	$(74)	$—	$(314)	$—
State and Local	(7)	—	(520)	—
Total Deferred Provision	$(81)	$—	$(834)	$—

Total Provision for Income Taxes	$540	$—	$(80)	$—

(A)
The provision for income taxes for the six months ended June 30, 2014 includes $0.9 million income tax benefit from New Media that is included in income (loss) from discontinued operations on the consolidated statement of income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of June 30, 2014 and December 31, 2013 are presented below:

	June 30, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$921	$2,076
Depreciation and amortization	37,524	94,880
Leaseholds	6,905	6,489
Accrued expenses	15,292	23,816
Deposits	7,787	7,787
Net operating losses	53,135	211,560
Other	373	17,036
Total deferred tax assets	121,937	363,644
Less valuation allowance	(121,567)	(363,192)
Net deferred tax assets(A)	$370	$452
Deferred tax liabilities:
Other	—	—
Total deferred tax liabilities	$—	$—

(A)	Recorded in Receivables and Other Assets on the consolidated balance sheets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of June 30, 2014 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

During the period ended June 30, 2014, the valuation allowance decreased by $241.6 million primarily related to the spin-off of New Media.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2013	$363,192
Decrease due to spin-off of New Media	(244,401)
Other increase	2,776
Valuation allowance at June 30, 2014	$121,567

16.   GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$15,698	$8,209	$18,032	$8,209
Loss on settlement of real estate securities	—	(3,592)	—	(3,592)
Gain on repayment/disposition of loans held-for-sale	24,737	—	24,737	—
Loss on repayment/disposition of loans held-for-sale	—	(354)	—	(354)
Gain on termination of derivative	—	813	—	813
Loss on disposal of long-lived assets	(32)	(10)	(34)	(13)
	$40,403	$5,066	$42,735	$5,063
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$3,855	$2,282	$16,603	$5,408
Hedge ineffectiveness	259	—	259	—
Collateral management fee income, net	250	336	515	688
Equity in earnings of equity method investees	328	—	289	—
Other income (loss)	—	406	500	1,495
	$4,692	$3,024	$18,166	$7,591

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

17. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
Income Components	Location	2014	2013	2014	2013
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$—	$(3,910)	$—	$(4,449)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	15,698	8,209	18,032	8,209
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	—	(3,592)	—	(3,592)
		$15,698	$707	$18,032	$168
Net realized gain (loss) on derivatives designated as cash flow hedges
Hedge ineffectiveness	Other income (loss)	$(259)	$—	$(259)	$—
Amortization of deferred gain (loss)	Interest expense	13	1	26	1
Gain (loss) reclassified from AOCI into income, related to effective portion	Interest expense	(1,178)	(1,703)	(2,457)	(3,568)
		$(1,424)	$(1,702)	$(2,690)	$(3,567)

Total reclassifications		$14,274	$(995)	$15,342	$(3,399)

18.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Six Months Ended June 30,
	2014	2013
Restricted cash generated from sale of securities	$72,442	$135,900
Restricted cash generated from sale of loans	$—	$9,318
Restricted cash generated from paydowns on securities and loans	$221,549	$179,583
Restricted cash used for repayments of CDO bonds payable	$288,206	$235,883
Restricted cash used for settlement of derivative instruments	$—	$1,563

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2014
(dollars in tables in thousands, except share data)

19.   RECENT ACTIVITIES

These financial statements include a discussion of material events, if any, that have occurred subsequent to June 30, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In July 2014, Newcastle sold residential whole loans with an outstanding face amount of $37.6 million out of the June 30, 2014 pool of $43.2 million outstanding face amount (Note 6) at a price of 91.5% of par or $34.8 million of proceeds.  A part of the proceeds was used to repay $23.0 million in repurchase agreements associated with these loans.  Newcastle recognized a gain on settlement of investments of $7.3 million and incurred approximately $1.2 million of transaction expenses.

In July 2014, Newcastle financed an additional $20.0 million face amount of previously repurchased CDO bonds payable with repurchase agreements for $12.0 million.  These repurchase agreements bear interest at one month LIBOR + 1.65%, mature in August 2014 and are subject to customary margin provisions.

In July 2014, Newcastle issued an aggregate of 15,658 shares of its common stock to its independent directors as compensation.

On August 6, 2014, Newcastle's board of directors approved a 3-for-1 reverse stock split of its common stock. Newcastle expects the reverse stock split will be effective after the close of trading on Monday, August 18, 2014, and that shares of Newcastle's common stock will begin trading on a split-adjusted basis on the New York Stock Exchange beginning at the opening of trading on Tuesday, August 19, 2014.

As a result of the reverse stock split, every three shares of Newcastle's common stock will be converted into one share of common stock, reducing the number of issued and outstanding shares of Newcastle's common stock from approximately 352 million to approximately 117 million. Newcastle's common stock will continue to trade under the symbol “NCT”.

No fractional shares will be issued in connection with the reverse stock split. Each stockholder who would otherwise be entitled to receive a fractional share of Newcastle's common stock will be entitled to receive a cash payment in lieu of a fractional share.

The reverse stock split is not subject to stockholder approval and will not change the authorized number of shares of Newcastle or the par value of Newcastle's common stock or preferred stock.

The following table presents pro forma basic and diluted earnings per share attributable to Newcastle’s stockholders to reflect the effect of the 3-for-1 reverse common stock split:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income Per Share of Common Stock
Basic	$0.26	$0.61	$0.30	$1.08
Diluted	$0.26	$0.59	$0.29	$1.06
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests
Basic	$0.27	$0.31	$0.34	$0.65
Diluted	$0.26	$0.30	$0.33	$0.63
Income (loss) from discontinued operations per share of common stock
Basic	$—	$0.30	$(0.05)	$0.43
Diluted	$—	$0.29	$(0.05)	$0.42
Weighted Average Number of Shares of Common Stock Outstanding
Basic	117,199,333	86,409,447	117,175,382	82,416,367
Diluted	120,953,502	88,465,406	120,987,689	84,269,204

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

In our senior housing business, we acquire and own senior housing properties. We either have our properties operated pursuant to property management agreements with third parties (“managed properties”) or lease our properties to third-party tenants (“triple net lease properties”). Currently, our managed properties are managed by affiliates or subsidiaries of either Holiday Acquisition Holdings LLC (“Holiday”) or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”). Holiday is a portfolio company that is majority owned by private equity funds managed by an affiliate of our Manager, and Blue Harbor is an affiliate of our Manager. Our triple net lease properties are currently leased to Holiday and a third party. As of June 30, 2014, we owned 38 managed properties and 57 triple net lease properties.

During the six months ended June 30, 2014, we invested a total of $194.7 million of cash to acquire senior housing properties. We completed the acquisition of five managed properties in three different portfolios for an aggregate purchase price of $44.5 million plus acquisition related costs and the acquisition of six triple net lease properties in one portfolio for an aggregate purchase price of $183.0 million plus acquisition related costs.
On June 16, 2014, Newcastle announced that its board of directors unanimously approved a plan to spin off its senior housing business. Newcastle intends to effect the spin-off by distributing shares of its subsidiary, New Senior Investment Group Inc. (“New Senior”, NYSE: SNR). New Senior will be a publicly traded real estate investment trust that primarily targets senior housing related investments. New Senior has filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") with respect to the planned spin-off. The spin-off is subject to certain conditions, such as the SEC declaring effective New Senior’s registration statement, the filing and approval of an application to list New Senior’s common stock on the NYSE and the formal declaration of the distribution by the board of directors.

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

We now conduct our business through the following segments: (i) investments in senior housing properties (“senior housing”), (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investment in golf properties and facilities (“golf”), and (v) corporate.

Revenues attributable to each segment, as revised for previously reported periods, primarily to reflect the spin-off of New Media on February 13, 2014 and New Residential Investment Corp. ("New Residential"), are disclosed below (in thousands):

		Debt Investments
	Senior Housing	CDOs	Other Debt	Golf	Corporate	Total
For the Six Months Ended June 30, 2014
Revenues	$117,508	$51,319	$30,457	$146,737	$35	$346,056	(1)
Inter-segment elimination		(4,436)				(4,436)
Revenues, net	$117,508	$46,883	$30,457	$146,737	$35	$341,620
For the Six Months Ended June 30, 2013
Revenues	$26,510	$68,553	$58,435	$—	$102	$153,600	(1)
Inter-segment elimination	—	(1,931)	—	—	$—	$(1,931)
Revenues, net	$26,510	$66,622	$58,435	$—	$102	$151,669

(1)	Excludes $68.2 million and $15.1 million of revenue for the six months ended June 30, 2014 and 2013, respectively, from New Media and Excess MSRs which, as previously stated, were spun-off.

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

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads decreased, or “tightened,” during the first six months of 2014 relative to 2013, which has had a favorable impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten, because under these circumstances the yield on our investments will generally be higher than the yield available on comparable new investments. However, tightening spreads tend to reduce the yields available on potential new investments. Conversely, when spreads increase or “widen,” the potential yields on new investments increase, but the value of our existing investments in debt securities and loans tends to decline. As a result, widening spreads negatively affect our ability to exit investments at attractive returns. Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

We made four acquisitions of senior housing portfolios comprised of 11 properties during the six months ended June 30, 2014. We continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target small portfolios, we have invested in large portfolios that we believe offer attractive risk-adjusted returns.

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

The VIEs in which we have a significant interest include our CDOs. We do not have the power to direct the relevant activities of CDO V, as a result of an event of default which allows us to be removed as collateral manager of this CDO and prevents us from purchasing or selling certain collateral within this CDO, and therefore we deconsolidated this CDO as of June 17, 2011. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures.

Our subprime securitizations are also considered VIEs, but we do not control the decisions that most significantly impact their economic performance and no longer receive a significant portion of their returns, and therefore do not consolidate them.

In addition, our investments in RMBS, CMBS, CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. We monitor these investments and analyze the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the deconsolidation of an entity that otherwise would have been consolidated.

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

See Note 12 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of June 30, 2014.

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

We generally classify the broker and pricing service quotations we receive as level 3 inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $305.3 million carrying value of securities valued using quotations as of June 30, 2014, a 100 basis point change in credit spreads would impact estimated fair value by approximately $7.5 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended June 30, 2014, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2013.

For securities valued with internal models, which have an aggregate fair value of $6.0 million as of June 30, 2014, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$40,843

Fair value	$5,973

Effect on fair value with 10% unfavorable change in:
Discount rate	$(349)
Prepayment rate	$238
Default rate	$(410)
Loss severity	$(639)

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

As of June 30, 2014, we had 6 securities with a carrying amount of $9.4 million that had been downgraded during the period ended June 30, 2014. We did not record a net other-than-temporary impairment charge on these securities for the period ended June 30, 2014. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 changes the criteria for reporting a discontinued operation.  Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation.  This update is effective for Newcastle in the first quarter of 2015. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for Newcastle in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for Newcastle in the first quarter of 2015. Early application is not permitted. Disclosures are not required for comparative periods presented before the effective date. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as consolidation, financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$29,893	$62,824	(32,931)	(52.4)%
Interest expense	33,905	21,998	11,907	54.1%
Net interest income	(4,012)	40,826	(44,838)	(109.8)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	1,526	(709)	2,235	(315.2)%
Other-than-temporary impairment on securities, net	—	3,910	(3,910)	(100.0)%
	1,526	3,201	(1,675)	(52.3)%
Net interest income after impairment/reversal	(5,538)	37,625	(43,163)	(114.7)%

Operating Revenues	143,646	14,013	129,633	N.M

Other Income
Gain on settlement of investments, net	40,403	5,066	35,337	N.M
Gain (loss) on extinguishment of debt	(3,410)	—	(3,410)	N.M
Other income, net	4,692	3,024	1,668	55.2%
	41,685	8,090	33,595	415.3%
Expenses
Loan and security servicing expense	408	1,021	(613)	(60.0)%
Property operating expenses	24,280	8,409	15,871	188.7%
Operating expenses - golf	65,178	—	65,178	N.M
Cost of sales - golf	8,807	—	8,807	N.M
General and administrative expense	9,633	9,938	(305)	(3.1)%
Management fee to affiliate	7,475	8,148	(673)	(8.3)%
Depreciation and amortization	31,031	4,070	26,961	N.M
	146,812	31,586	115,226	364.8%
Income from continuing operations before income tax	$32,981	$28,142	$4,839	17.2%

N.M. – Not meaningful.

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$76,345	$124,156	(47,811)	(38.5)%
Interest expense	69,760	44,708	25,052	56.0%
Net interest income	6,585	79,448	(72,863)	(91.7)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	2,772	1,525	1,247	81.8%
Other-than-temporary impairment on securities, net	—	4,449	(4,449)	(100.0)%
	2,772	5,974	(3,202)	(53.6)%
Net interest income after impairment/reversal	3,813	73,474	(69,661)	(94.8)%

Operating Revenues	265,275	27,513	237,762	864.2%

Other Income
Gain on settlement of investments, net	42,735	5,063	37,672	744.1%
Gain (loss) on extinguishment of debt	(3,410)	1,206	(4,616)	(382.8)%
Other income, net	18,166	7,591	10,575	139.3%
	57,491	13,860	43,631	314.8%
Expenses
Loan and security servicing expense	1,265	2,055	(790)	(38.4)%
Property operating expenses	48,084	16,772	31,312	186.7%
Operating expenses - golf	123,516	—	123,516	N.M
Cost of sales - golf	14,763	—	14,763	N.M
General and administrative expense	18,845	14,151	4,694	33.2%
Management fee to affiliate	15,512	17,713	(2,201)	(12.4)%
Depreciation and amortization	61,390	8,149	53,241	N.M
	283,375	58,840	224,535	381.6%
Income from continuing operations before income tax	$43,204	$56,007	$(12,803)	(22.9)%

N.M. – Not meaningful.

Interest Income

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Interest income decreased by $32.9 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to (i) a $1.1 million net decrease in interest income as a result of the sale of assets in CDO IV in May 2013, (ii) a $6.5 million net decrease in interest income as a result of the sale of the FNMA/FHLMC assets in January 2014 and assets that were spun-off in May 2013, and (iii) a $25.3 million net decrease in interest income as a result of an overall loan principal balance reduction of approximately $1.2 billion at June 30, 2014 compared to June 30, 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Interest income decreased by $47.8 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to (i) a $3.5 million net decrease in interest income as a result of the sale of the assets in CDO IV in May 2013, (ii) a $15.4 million decrease in interest income as a result of the sale of the FNMA/FHLMC assets in January 2014 and assets that were spun-off in May 2013, and (iii) a $28.9 million net decrease in interest income as a result of an overall loan principal balance reduction of approximately $1.2 billion at June 30, 2014 compared to June 30, 2013.

Interest Expense

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Interest expense increased by $11.9 million primarily due to a $14.1 million increase resulting from the financing of the investments in senior housing properties and the Golf business. The increase was partially offset by (i) a $0.9 million decrease in interest expense as a result of the sale of FHMA/FHLMC securities and the repayment of related financing in January 2014, (ii) a $1.2 million decrease in interest expense as a result of the sale of the assets in CDO IV and the repayment of related financing in May 2013, and (iii) a $0.1 million decrease in swap interest expense due to a lower notional balance.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Interest expense increased by $25.1 million primarily due to a $30.2 million increase resulting from the financing of the investments in senior housing properties and the Golf business. The increase was partially offset by (i) a $2.6 million decrease in interest expense as a result of the sale of the assets in CDO IV and the repayment of related financing in May 2013, (ii) a $1.9 million decrease in interest expense as a result of the sale of FHMA/FHLMC securities and the repayment of related financing in January 2014, and (iii) a $0.6 million decrease in interest expense on derivatives due to a lower notional balance.

Valuation Allowance (Reversal) on Loans

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The valuation allowance (reversal) on loans of $2.2 million is comprised of a $0.8 million valuation allowance recorded in the three months ended June 30, 2013 on real estate related and other loans compared to $1.5 million valuation allowance recorded in the three months ended June 30, 2014; and a reversal of valuation allowance of $1.5 million recorded on residential mortgage loans in the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The valuation allowance (reversal) on loans of $1.2 million is comprised of a $2.0 million valuation allowance recorded in the six months ended June 30, 2014 on real estate related and other loans compared a $2.3 million valuation allowance recorded in the six months ended June 30, 2013; and a valuation allowance of $0.8 million recorded in the six months ended June 30, 2014 on our residential mortgage loans compared to a reversal of valuation allowance of $0.7 million recorded in the six months ended June 30, 2013.

Other-than-temporary Impairment on Securities, Net

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The other-than-temporary impairment on securities decreased by $3.9 million primarily due to market conditions improving in the quarter ended June 30, 2014. We did not record any impairment charges during the three months ended June 30, 2014, compared to an impairment charge of $3.8 million of impairment recognized on FNMA/FHLMC securities and non-Agency RMBS in connection with the spin-off of New Residential in May 2013 and $0.1 million on three other securities not related to the New Residential spin-off.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The other-than-temporary impairment on securities decreased $4.4 million primarily due to market conditions improving in 2014. We did not record any impairment charges during the six months ended June 30, 2014, compared to an impairment charge of $3.8 million of impairment recognized on FNMA/FHLMC securities and non-Agency RMBS in connection with the spin-off of New Residential in May 2013 and $0.7 million on four securities not related to the spin-off.

Operating Revenues

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The operating revenues increased by $129.6 million primarily due to (i) a $46.2 million increase resulting from the acquisitions of the senior housing properties and (ii) an $83.4 million increase resulting from the acquisition of the Golf business in December 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The operating revenues increased by $237.8 million primarily due to (i) a $91.1 million increase resulting from the acquisitions of the senior housing properties and (ii) a $146.7 million increase resulting from the acquisition of the Golf business in December 2013.

Gain on Settlement of Investments, Net

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The net gain on settlement of investments increased by $35.3 million. During the three months ended June 30, 2014, Newcastle recorded a gain of $15.6 million on the sale of seven securities and the payoff of one security and also recorded a gain of $24.7 million on the sale of its manufactured housing portfolio. During the three months ended June 30, 2013, we recorded a gain of $4.2 million on the sale of the CDO IV assets in May 2013 and a $0.8 million gain on the CDO IV hedge termination.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The net gain on settlement of investments increased by $37.7 million. During the six months ended June 30, 2014, Newcastle recorded (i) a gain of $16.1 million on the sale of eight securities and the payoff of one security, (ii) a gain of $24.7 million on the sale of its manufactured housing portfolio, and (iii) a gain of $1.9 million on the sale of the FNMA/FHLMC securities in January 2014. During the six months ended June 30, 2013, we recorded a gain of $4.2 million on the sale of the CDO IV assets in May 2013 and a $0.8 million gain on the CDO IV hedge termination.

Gain (loss) on Extinguishment of Debt

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The loss on extinguishment of debt of $3.4 million recorded during the three months ended June 30, 2014 relates to the write-off of the unamortized discount on the manufactured housing debt upon the sale of the portfolio and the pay off of the debt in May 2014. There were no gains or losses recorded on the extinguishment of debt in the three months ended June 30, 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The gain on extinguishment of debt decreased by $4.6 million. During the six months ended June 30, 2014, we recorded loss on extinguishment of debt of $3.4 million related to the write-off of the unamortized discount on the manufactured housing debt upon the sale of the portfolio and the pay off of the debt in May 2014. During the six months ended June 30, 2013, we repurchased $10.9 million face amount of our own CDO debt at an average price of 88.8% of par.

Other Income, Net

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Other income increased by $1.7 million primarily due to $1.8 million of unrealized gains recognized on linked transactions during the three months ended June 30, 2014. The increase was partially offset by a $0.1 million decrease in other income due to real estate loan paydowns during the three months ended June 30, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Other income increased by $10.6 million primarily due to $12.5 million of unrealized gains recognized on linked transactions during the six months ended June 30, 2014. The increase was partially offset by (i) a $1.3 million decrease in the fair value of certain non-hedge interest rate swap agreements as a result of changes in interest rates and (ii) a $0.6 million decrease in other income due to real estate loan paydowns during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Loan and Security Servicing Expense

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Loan and security servicing expense decreased by $0.6 million primarily due to the paydown and sale of securities and the sale of the manufactured housing portfolio during the three months ended June 30, 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Loan and security servicing expense decreased by $0.8 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the $1.5 billion average lower face amount of total securities and loans due to paydowns and sales.

Property Operating Expenses

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The property operating expenses increased $15.9 million due to the acquisitions of the senior housing properties.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The property operating expenses increased $31.3 million due to the acquisitions of the senior housing properties.

Operating Expenses - Golf

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The operating expenses - golf increased due to the acquisition of the Golf business in December 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The operating expenses - golf increased due to the acquisition of the Golf business in December 2013.

Cost of Sales - Golf

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The cost of sales - golf increased due to the acquisition of the Golf business in December 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The cost of sales - golf increased due to the acquisition of the Golf business in December 2013.

General and Administrative Expense

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

General and administrative expense decreased by $0.3 million primarily due to a decrease in our corporate expenses partially offset by an increase in general and administrative expense in businesses that we acquired during 2013 and 2014.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

General and administrative expense increased by $4.7 million primarily due to an increase in professional fees related to our plan to spin-off our senior housing business and the acquisition costs related to investments in senior housing properties and the acquisition of the Golf business.

Management Fee to Affiliate

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Management fees decreased by $0.7 million primarily due to decreases in gross equity aggregating $1.6 billion due to the New Residential and New Media spin-offs, partially offset by (i) an increase in gross equity as a result of our public offerings of common stock in 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior housing properties.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Management fees decreased by $2.2 million primarily due to decreases in gross equity aggregating $1.6 billion due to the New Residential and New Media spin-offs, partially offset by (i) an increase in gross equity as a result of our public offerings of common stock in 2013, and (ii) an increase in property management fees in connection with the acquisitions of senior housing properties.

Depreciation and Amortization

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The depreciation and amortization expense increased by $27.0 million due to (i) an increase of $19.2 million resulting from the acquisitions of senior housing properties and (ii) an increase of $7.8 million resulting from the acquisition of the Golf business in December 2013.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The depreciation and amortization expense increased $53.2 million due to (i) an increase of $38.0 million resulting from the acquisitions of senior housing properties and (ii) an increase of $15.2 million resulting from the acquisition of the Golf business in December 2013.

Segment Results

Comparison of Senior Housing Results of Operations for the three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Rental income	$54,032	$11,221	$42,811	381.5%
Care and ancillary income	5,666	2,292	3,374	147.2%
Total Revenues	59,698	13,513	46,185	341.8%

Expenses
Property operating expenses	24,053	8,169	15,884	194.4%
General and administrative expenses	4,861	1,887	2,974	157.6%
Depreciation and amortization	23,188	4,016	19,172	477.4%
Interest expense, net	13,592	1,246	12,346	N.M
Property management fee to affiliate	2,179	799	1,380	172.7%
Total Expenses	67,873	16,117	51,756	321.1%

Other gain (loss), net	(22)	112	(134)	(119.6)%

Loss from continuing operations before income tax	$(8,197)	$(2,492)	$(5,705)	228.9%

	Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Rental income	$106,381	$22,192	$84,189	379.4%
Care and ancillary income	11,127	4,318	6,809	157.7%
Total Revenues	117,508	26,510	90,998	343.3%

Expenses
Property operating expenses	47,573	16,285	31,288	192.1%
General and administrative expenses	10,509	3,496	7,013	200.6%
Depreciation and amortization	46,024	8,039	37,985	472.5%
Interest expense, net	27,294	2,478	24,816	N.M
Property management fee to affiliate	4,323	1,578	2,745	174.0%
Total Expenses	135,723	31,876	103,847	325.8%

Other gain (loss), net	(23)	120	(143)	(119.2)%

Loss from continuing operations before income tax	$(18,238)	$(5,246)	$(12,992)	247.7%
N.M. – Not meaningful.

Rental Income
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Rental income increased by $42.8 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the acquisitions of senior housing properties.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Rental income increased by $84.2 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the acquisitions of senior housing properties.
Care and Ancillary Income

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Care and ancillary income increased by $3.4 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the acquisitions of senior housing properties.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Care and ancillary income increased by $6.8 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the acquisitions of senior housing properties.
Property Operating Expenses
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Property and operating expenses increased by $15.9 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the acquisitions of senior housing properties.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Property and operating expenses increased by $31.3 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the acquisitions of senior housing properties.
General and Administrative Expense
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

General and administrative expense increased by $3.0 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the acquisitions of senior housing properties, the plan to spin-off our senior housing business and the growth in our senior housing business.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013

General and administrative expense increased by $7.0 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to the acquisitions of senior housing properties, the plan to spin-off our senior housing business and the growth in our senior housing business.
Depreciation and Amortization
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Depreciation and amortization increased by $19.2 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the acquisitions of senior housing properties.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Depreciation and amortization increased by $38.0 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the acquisitions of senior housing properties.

Interest Expense, net
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Interest expense, net increased by $12.3 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the acquisitions of senior housing properties and related financing.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Interest expense, net increased by $24.8 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the acquisitions of senior housing properties and related financing.
Property Management Fee to Affiliate
Three months ended June 30, 2014 compared to the three months ended June 30, 2013

Property management fee to affiliate increased by $1.4 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to the acquisitions of senior housing properties.
Six months ended June 30, 2014 compared to the six months ended June 30, 2013

Property management fee to affiliate increased by $2.7 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the acquisitions of senior housing properties.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of July 28, 2014 are set forth below:

•	Unrestricted Cash Available to Invest after Commitments – We are currently fully invested after commitments;

•	Margin Exposure and Recourse Financings – We have margin exposure on a $91.8 million repurchase agreement related to the financing of certain senior notes issued by Newcastle CDO VIII and CDO IX.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	July 28, 2014	June 30, 2014	December 31, 2013
CDO Securities	$91,752	$79,712	$15,094
Residential mortgage loans	—	22,965	25,119
Linked transactions	—	—	60,646
Non-FNMA/FHLMC recourse financings	91,752	102,677	100,859

FNMA/FHLMC securities (1)	—	—	516,134
Total recourse financings	$91,752	$102,677	$616,993

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at June 30, 2014 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Debt Investment
Commercial Assets
CMBS	$244	$164	6.3%	$207	40	B+	2.1
Mezzanine Loans	157	125	4.8%	125	8	86%	1.3
B-Notes	70	66	2.6%	66	2	84%	1.6
Whole Loans	1	1	—%	1	1	2%	0.5
CDO Securities (4)	17	6	0.2%	13	2	B	8.7
Other Investments (5)	26	26	1.0%	26	1	—	—
Total Commercial Assets	515	388	14.9%	438			2.0

Residential Assets
Residential Loans	43	32	1.2%	32	165	709	5.7
Non-Agency RMBS	91	39	1.6%	61	33	CCC+	4.3
Real Estate ABS	8	—	0.0%	—	1	C	0.0
Total Residential Assets	142	71	2.8%	93			4.5

Corporate Assets
REIT Debt	29	29	1.1%	31	5	BB+	1.1
Corporate Bank Loans	165	98	3.8%	98	5	C	1.9
Total Corporate Assets	194	127	4.9%	129			1.8

Total Debt Investments	851	586	22.7%	660			2.4
Other Investments
Senior Housing Investments (6)	1,730	1,651	63.8%	1,651
Golf Investment (6)	367	350	13.5%	350

Total Portfolio/Weighted Average	$2,948	$2,587	100.0%	$2,661

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (7)				406
Other commercial real estate				7
Cash and restricted cash				82
Other				108
GAAP total assets				$3,264

WA – Weighted average, in all tables.

(1)	Net of impairment.

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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $116.1 million.

(5)	Represents an equity investment in a real estate owned property.

(6)	Face amount of senior housing and golf investments represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization.

(7)
Our subprime mortgage loans subject to call option are excluded from the presentation of our consolidated investment portfolio because they represent an option, not an obligation, to repurchase loans and the option is a noneconomic interest until exercised, and is offset by a liability in an amount equal to the GAAP asset on the consolidated balance sheet.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at June 30, 2014:

Weighted average asset yield	13.44%
Weighted average funding cost	2.95%
Net interest spread	10.49%

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC+	5	$9,311	$8,342	5.1%	$9,059	24.0%	49.9%	0.8
2004	BB	9	33,155	27,510	16.7%	31,867	3.9%	8.4%	0.8
2005	B	7	57,434	20,966	12.8%	42,276	4.2%	4.9%	1.0
2006	B	9	57,146	35,151	21.4%	42,186	3.4%	9.9%	1.5
2007	CCC+	3	13,237	2,640	1.6%	3,268	5.7%	7.7%	0.6
2010	BB-	2	23,000	22,578	13.7%	24,958	0.0%	0.0%	6.0
2011	BB+	5	50,329	47,194	28.7%	53,746	0.3%	4.1%	3.8
Total / WA	B+	40	$243,612	$164,381	100.0%	$207,360	3.6%	7.8%	2.1

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2014.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (“REO”).

(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

In May 2014, we sold $68.3 million face amount of CMBS securities at an average price of 105.2% for total proceeds of $71.9 million and repaid $71.9 million of associated CDO bonds payable and other term loan financings.  We recognized a net gain of approximately $15.0 million on the sale of these securities.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	8	$157,046	$124,628	65.1%	$124,628	72.5%	86.0%	7.6%
B-Notes	2	69,912	66,420	34.7%	66,420	75.2%	83.7%	—%
Whole Loans	1	380	380	0.2%	380	0.0%	1.5%	—%
Total/WA	11	$227,338	$191,428	100.0%	$191,428	73.2%	85.1%	5.3%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	1	CCC-	$9,955	$—	0.0%	$5,973	16.1%
Sorin	CMBS	1	BBB-	7,108	6,368	100.0%	6,744	56.8%
TOTAL/WA		2	B	$17,063	$6,368	100.0%	$12,717	33.0%

(A)	Represents non-consolidated CDO securities, excluding nine securities with a zero value, which had an aggregate face amount of $116.1 million.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2014.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

In May 2014, we sold $54.2 million outstanding face amount of the Sorin CDO security at an average price of 93.0% for total proceeds of $50.4 million and repaid $50.4 million of associated CDO bonds payable and other term loan financings. We recognized a net gain of approximately $0.7 million on the sale of this security.

Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (C)	Cumulative Loss to Date
Residential Loans Portfolio I	707	39,785	28,731	89.8%	28,731	11.3	646,357	15.9%	0.5%

Residential Loans Portfolio II	737	3,444	3,274	10.2%	3,274	8.9	83,950	0.0%	0.0%
Total / WA	709	$43,229	$32,005	100.0%	$32,005	11.1	$730,307	14.6%	0.5%

(A)	Based on original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans.

(C)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

In May 2014, Newcastle sold its manufactured housing portfolio through a securitization. The portfolio had an outstanding face amount of $222.2 million and was sold at 104% of par, resulting in $231.6 million of total proceeds including accrued interest. Part of the proceeds were used to repay the current debt on the portfolio at par, including $132.4 million of third-party debt and $20.5 million of debt owned by CDO VIII and CDO IX. The securitization of the portfolio was accomplished through a special purpose entity, in which Newcastle holds no interests, and was treated as a sale for accounting purposes. The sale generated a gain of $24.7 million, or $19.4 million net after $1.9 million of deal expenses and the write off of $3.4 million of unamortized discount on third party debt (recorded as a loss on extinguishment of debt).

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	D	3	$1,127	$236	0.6%	$664	5.5%	4.0%
2004	CCC	5	4,467	1,007	2.6%	2,534	5.1%	2.3%
2005	CCC-	16	42,771	7,833	20.1%	19,682	17.9%	4.0%
2006	B	5	31,681	22,025	56.7%	28,101	42.2%	3.9%
2007	CCC+	4	10,735	7,774	20.0%	9,527	24.6%	4.1%
Total / WA	CCC+	33	$90,781	$38,875	100.0%	$60,508	26.4%	3.9%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	11.2	0.06	10.3%	19.3%	2.7%
2004	10.0	0.12	15.0%	10.3%	3.1%
2005	9.3	0.15	9.4%	21.1%	12.2%
2006	8.3	0.22	7.4%	22.5%	23.6%
2007	7.5	0.33	10.2%	19.3%	29.5%
Total / WA	8.8	0.20	9.1%	20.8%	17.6%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2014.

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

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Retail	A-	1	$4,500	$4,228	14.7%	$4,770
Diversified	B-	1	12,000	11,997	41.6%	12,420
Multifamily	BBB	1	5,000	4,989	17.3%	5,125
Healthcare	BBB+	2	7,700	7,577	26.3%	8,368
Total / WA	BB+	5	$29,200	$28,791	100.0%	$30,683

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)
Resorts	NR	3	$153,033	$91,274	93.6%	91,274
Restaurant	B	2	11,940	6,289	6.4%	6,289
Total / WA	D	5	$164,973	$97,563	100.0%	$97,563

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2014.

(B)	Amortized cost basis and carrying value excludes $0.1 million of interest receivable for one corporate bank loan.

Other Investments

Senior Housing Investments

We currently own 51 dedicated independent living (“IL-only”) properties that are triple net leased to Holiday. We also own 6 properties with 1 IL only property, 1 property with some combination of independent living, assisted living or memory care (“AL/MC”), and 4 continuing care retirement communities ("CCRC") that are triple net leased to a third party. We have 38 managed properties, including 4 IL-only properties and 34 AL/MC properties. Our properties are located across 27 states. IL-only properties are age-restricted, multifamily rental properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. A typical resident is 80 to 85 years old and is relatively healthy. Residents are typically charged all-inclusive monthly rates. AL/MC properties are state-regulated rental properties that provide the same services as IL-only and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, toileting, ambulating and eating. AL/MC properties may include memory care facilities that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. The average age of an AL/MC resident is similar to that of an IL-only resident, but AL/MC residents typically have greater healthcare needs. Residents are typically charged all-inclusive monthly rates for IL-only services and additional “care charges” for AL/MC services, which vary depending on the types of services required. AL/MC properties are generally private pay, though many states will allow residents to cover a portion of the cost with Medicaid. A CCRC is a particular type of retirement community that offers several levels (generally more than three) of health care at one facility or campus, often including independent living, assisted living/memory care and skilled nursing home. CCRCs offer a tiered approach to the aging process, accommodating residents’ changing needs as they age. The table below sets forth key characteristics of our portfolio.

			Real Estate Property Investments as of June 30, 2014			Revenues for the Six Months Ended June 30, 2014
				Percent of Total	Real Estate		Percent of
	Number of	Number	Real Estate	Real Estate	Property	Total	Total	Number of
Asset type	Communities	of Beds	Property Investment	Property Investment	Investment per Bed	Revenues (1)	Revenues	States
Managed Properties	38	4,870	$474,077	30.0%	$97.3	$72,862	62.0%	14
Triple Net Lease Property	57	7,107	1,105,426	70.0%	155.5	44,646	38.0%	24
Total	95	11,977	$1,579,503	100.0%		$117,508	100%

(1)	Revenues relate to the period the properties were owned by us in 2014 and, therefore, are not indicative of full-year results for all properties.

Our portfolio of senior housing properties is broadly diversified by geographic location throughout the United States. The following table shows the geographic location of our senior housing properties as of June 30, 2014, and the percentage of total revenues by geographic location for the six months ended June 30, 2014.

Managed Properties:

	Number of	Number of	Percent of
Location	Communities	Beds	Revenue
Arizona	1	108	3.29%
California	3	328	11.32%
Florida	16	2,330	39.39%
Idaho	1	121	4.25%
Michigan	1	144	1.69%
New Hampshire	3	147	0.81%
New York	1	118	2.43%
North Carolina	1	176	3.33%
Ohio	1	117	2.59%
Oregon	2	164	6.51%
Pennsylvania	2	291	8.55%
Texas	1	230	4.36%
Utah	4	475	9.85%
Virginia	1	121	1.63%
	38	4,870	100.00%

Triple Net Lease Properties:

	Number of	Number of	Percent of
Location	Communities	Beds	Revenue
Arizona	1	115	1.40%
California	2	235	4.99%
Colorado	4	439	6.62%
Connecticut	2	276	5.65%
Florida	3	370	6.45%
Illinois	1	111	1.62%
Iowa	2	215	2.73%
Kansas	2	238	3.66%
Kentucky	1	117	2.62%
Louisiana	1	103	0.65%
Michigan	1	121	1.68%
Mississippi	1	93	0.91%
Missouri	3	320	6.67%
Montana	1	115	1.87%
Nevada	1	121	2.32%
New York	2	234	5.16%
North Carolina	2	240	5.04%
Oregon	6	600	9.80%
Pennsylvania	3	345	7.36%
Tennessee	1	109	1.17%
Texas	14	2,237	15.05%
Utah	1	117	2.09%
Virginia	1	120	2.44%
Wisconsin	1	116	2.05%
	57	7,107	100.00%

Managed Properties

As of June 30, 2014, either Blue Harbor or Holiday managed all of our managed properties. We pay annual property management fees pursuant to long-term property management agreements. Currently, all of our property management agreements have initial 10-year terms, with successive automatic 1-year renewal periods. For AL/MC properties, we pay base management fees equal to 6% of revenue for the first two years and 7% thereafter. For IL-only properties, we pay base management fees of 5% of revenues. As managers, Blue Harbor and Holiday do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, Blue Harbor’s or Holiday’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on us.

Triple Net Lease Properties

The Holiday Portfolio is leased to Holiday pursuant to two triple net master leases on nearly identical terms. Each master lease has a term of approximately 17 years and first-year rent equal to 6.5% of the purchase price with annual increases during the following three years of 4.5% and annual increases thereafter varying from 3.5% to 3.75%. Under each master lease, the respective Master Tenant is responsible for (i) operating its portion of the Holiday Portfolio and bearing the related costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance, and the payroll expense of property-level employees, and (ii) complying with the terms of the mortgage financing documents.

On June 30, 2014, Newcastle also entered into a triple net lease of six properties with a third party (the “June 2014 Master Tenant”). The lease has a 15-year term with two five-year renewal options and first-year rent equal to approximately $14.2 million with annual increases during each of the following three years of 3.75% and up to 2.5% thereafter. Under the lease, the June 2014 Master Tenant is responsible for (i) operating the properties and bearing the related costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements, and (ii) complying with the terms of the mortgage financing documents.

Robust Pipeline

As of June 30, 2014, we have signed either purchase and sale agreements or letters of intent granting us the exclusive right to negotiate purchase and sale agreements with respect to 8 properties with an aggregate estimated value of over $131.9 million. There can be no assurance that we will complete any particular investment including those that are under contract, which may be subject to material closing conditions such as the completion of due diligence, financing, negotiation of definitive agreements, and board approval in certain circumstances. Moreover, any senior housing property that we acquire in the future may have different characteristics and expected returns than those in our existing portfolio and may expose us to additional regulatory and operational risks. See “Risks Related to Our Business."

Golf Investment

In December 2013, we restructured a debt investment that resulted in our acquisition of National Golf and American Golf. National Golf owns 27 golf properties and leases them to American Golf. American Golf also leases 52 golf properties owned by third parties and manages 11 golf properties owned by third parties. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

Public Properties. Public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales. Amenities at these properties generally include practice facilities, and pro shops with food and beverage facilities. Our public properties generally have small clubhouses with banquet facilities.

Private Properties. Private properties are open to members only and generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. Amenities at these properties typically include practice facilities, full service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.

Managed Properties. Our 11 managed properties are properties that American Golf manages pursuant to a management agreement with the owner. We will recognize revenue from these properties in an amount equal to the respective management fee.

The following table summarizes certain information about our golf properties as of June 30, 2014:

	Number of Properties	Number of Golf Holes
Leased:
Public	45	828
Private	7	189
Total Leased	52	1,017
Owned:
Public	12	234
Private	15	306
Total Owned	27	540
Managed:	11	198
Total	90	1,755

Location
California	52	990
Florida	2	81
Georgia	10	171
Hawaii	1	18
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	6	126
Oklahoma	3	54
Oregon	4	90
Tennessee	2	36
Texas	3	54
Virgina	1	18
Washington	1	18
	90	1,755

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 10 to our consolidated financial statements included herein, existing at June 30, 2014 (gross of $5.4 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2014 through December 31, 2014	$7,809	$102,677	$110,486
2015	17,526	—	17,526
2016	42,237	—	42,237
2017	241,782	—	241,782
2018	174,353	—	174,353
2019	128,359	—	128,359
Thereafter	1,406,128	51,004	1,457,132
Total	$2,018,194	$153,681	$2,171,875

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

As of June 30, 2014, Newcastle has a borrowing capacity of $7.6 million on the golf credit facilities.

The financing of certain of our senior housing properties, and our Golf business as well as our other non-CDO debt obligations, contain various customary loan covenants, in some cases including a debt service coverage ratio, debt yield and/or minimum net worth requirement. We were in compliance with all of the covenants in these financings as of June 30, 2014. In addition, as of June 30, 2014, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings. The outstanding short-term borrowings were used to finance our investments in certain senior notes issued by Newcastle CDO VIII, CDO IX and Residential Mortgage Loans. All of the repurchase agreements have full recourse to Newcastle.

			Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Outstanding Balance at June 30, 2014	*	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$—		$—	$—	N/A	$64,212	$516,134	0.40%
CDO Securities	79,712		52,380	79,712	1.80%	48,375	79,712	1.80%
Linked transactions	—		36,046	58,563	1.65%	47,154	60,646	1.65%
Residential Mortgage Loans	22,965		23,613	25,363	2.15%	24,379	25,363	2.16%

*All of which was recourse to us.

The weighted average differences between the fair value of the assets and the face amount of financing of the CDO securities and Residential Mortgage Loans repurchase agreements were 25% and 20%, respectively, during the six months ended June 30, 2014.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of June 30, 2014 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO VI	CDO VIII	CDO IX
Balance Sheet:
Assets Face Amount	$157,566	$340,618	$452,411
Assets Fair Value	124,252	261,037	368,270

Issued Debt Face Amount (1)	181,407	143,341	148,441
Derivative Net Liabilities Fair Value	3,319	3,813	—
Cash Receipts:
Quarterly net cash receipts (2)	$47	$1,314	$3,620

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$93,271	$77,950	BB-	$46,745	$44,278	B-	$80,701	$84,594	BB
REIT Debt	29,200	30,683	BB+	—	—	—	—	—	—
ABS	35,095	15,619	CC	44,462	41,089	BB-	400	400	CCC
Bank Loans	—	—	—	79,407	47,128	C	91,567	66,720	D
Mezzanine Loans / B-Notes / Whole Loans	—	—	—	108,476	81,475	CC	189,386	145,219	CCC
CDO	—	—	—	61,528	47,067	D	67,108	58,059	CCC+
Residential Loans	—	—	—	—	—	—	3,444	3,298	NR
Other Investments	—	—	—	—	—	—	19,805	9,980	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—
Total	$157,566	$124,252	B+	$340,618	$261,037	CCC-	$452,411	$368,270	CCC

Collateral on Negative Watch (4)	$—			$—			$—

Continued on next page.

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Jun-2014 remittance
Cushion (Deficit) ($)	$(187,042)	$100,187	$162,500
As of Jul-2014 remittance
Cushion (Deficit) ($)	$(180,780)	$103,140	$164,999
Interest Coverage (6):
As of Jun-2014 remittance
Cushion (Deficit) (%)	(195.2)%	50.8%	318.5%
As of Jul-2014 remittance
Cushion (Deficit) (%)	(235.5)%	41.3%	312.4%
CDO Overview:
Effective	Aug-05	Mar-07	Jul-07
Reinvestment Period End (7)	Passed	Passed	Passed
Optional Call (8)	Passed	Passed	Passed
Auction Call (9)	Apr-15	Nov-16	May-17
WA Debt Spread (bps) (10)	38	117	137

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the six months ended June 30, 2014. Cash receipts for this period include $0.5 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $112.3 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $121.6 million issued by Newcastle, bank loans of $6.0 million, collateralized by Newcastle real estate properties and a third party CDO security, and $70.5 million of mezzanine loans, which are eliminated in consolidation. The fair value of this CDO bond, other bonds and notes payable, bank loans and mezzanine loans was $98.4 million, $6.0 million , $32.2 million and $32.2 million at June 30, 2014, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in June 2014 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before June 30, 2014 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the June 2014 remittance date, we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of June 30, 2014 (dollars in thousands):

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO VI
Class I-MM	$323,000	$89,169	$—	$10,973	100,142	LIBOR + 0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR + 0.40%
Class II	33,000	23,881	—	10,384	34,265	LIBOR + 0.50%
Class III-FL	15,000	5,290	—	10,579	15,869	LIBOR + 0.80%
Class III-FX	5,000	—	—	6,761	6,761	5.67%
Class IV-FL	9,600	667	—	9,995	10,662	LIBOR + 1.70%
Class IV-FX	2,400	3,400	—	—	3,400	6.55%
Class V	21,000	—	—	31,810	31,810	7.81%
Preferred	32,000	—	—	32,000	32,000	N/A
	$500,000	$181,407	$—	$112,502	$293,909

CDO VIII
Class I-A	$462,500	$—	$—	$—	$—	LIBOR + 0.28%
Class I-AR	60,000	—	—	—	—	LIBOR + 0.34%
Class I-B	38,000	—	—	22,839	22,839	LIBOR + 0.36%
Class II	42,750	—	29,000	13,750	42,750	LIBOR + 0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR + 0.50%
Class IV	28,500	—	—	—	—	LIBOR + 0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR + 0.75%
Class VI	27,312	—	—	—	—	LIBOR + 0.80%
Class VII	21,375	—	—	—	—	LIBOR + 0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR + 1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR + 1.80%
Class IX-FX	7,600	7,600	—	—	7,600	6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR + 2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR + 2.50%
Class XII	28,500	—	11,528	17,042	28,570	7.50%
Preferred	87,875	—	—	87,875	87,875	N/A
	$950,000	$71,813	$71,528	$188,881	$332,222

Continued on next page.

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO IX
Class A-1	$379,500	$22,816	$—	$—	$22,816	LIBOR + 0.26%
Class A-2	115,500	40,500	—	75,000	115,500	LIBOR + 0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR + 0.65%
Class C	33,000	—	—	—	—	LIBOR + 0.93%
Class D	20,625	—	—	—	—	LIBOR + 1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR + 1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR + 1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR + 1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR + 2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR + 3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR + 3.50%
Class L	23,718	—	—	23,718	23,718	7.50%
Class M	39,187	—	—	39,187	39,187	8.00%
Preferred	51,566	—	—	51,566	51,566	N/A
	$825,000	$98,441	$50,000	$255,350	$403,791

(1)	The amounts presented in these columns exclude the face amount of any canceled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

At June 30, 2014, we had 351,709,903 shares of common stock outstanding.

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

Newcastle’s outstanding options at June 30, 2014 consisted of the following:

	Number of Options	Strike Price (A)	Maturity Date
	162,500	12.84	11/22/2014
	330,000	12.03	1/12/2015
	2,000	12.62	8/1/2015
	170,000	11.95	11/1/2016
	242,000	12.80	1/23/2017
	456,000	11.19	4/11/2017
	1,495,166	1.51	3/29/2021
	2,294,833	0.86	9/27/2021
	2,000	1.07	12/20/2021
	1,867,167	1.61	4/3/2022
	2,265,000	1.84	5/21/2022
	2,499,167	1.83	7/31/2022
	5,750,000	3.03	1/11/2023
	2,300,000	3.54	2/15/2023
	4,025,000	3.76	6/17/2023
	5,795,095	4.04	11/22/2023
Total W/A	29,655,928	$3.25

(A)
The strike prices are subject to adjustment in connection with return of capital dividends. In the first quarter of 2014 strike prices were adjusted by $0.32 reflecting the portion of Newcastle’s 2013 dividends which was deemed return of capital.

Our outstanding options at June 30, 2014 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	1,075,130	24,396,428	25,471,558
Issued to the Manager and subsequently transferred to certain of the Manager's employees	285,370	3,895,000	4,180,370
Issued to the independent directors	2,000	2,000	4,000
Total	1,362,500	28,293,428	29,655,928
Weighted average strike price	$11.97	$2.83	$3.25

On May 7, 2014, Newcastle's former COO exercised 215,000 options with a weighted average exercise price of $1.12. Upon exercise, 215,000 shares of our common stock were issued.

Common Stock Dividends Paid

		Amount
Declared for the Period Ended	Paid	Per Share
March 31, 2014	April 2014	$0.10
June 30, 2014	July 2014	$0.10

Preferred Stock Dividends Paid

			Amount Per Share
Declared for the Period Ended	Paid	Series B	Series C	Series D
January 31, 2014	January 2014	$0.609	$0.503	$0.523
April 30, 2014	April 2014	$0.609	$0.503	$0.523
July 31, 2014	July 2014	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Other	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2013	$(5,992)	$82,408	$458	$76,874
Net unrealized gain (loss) on securities	—	8,477	—	8,477
Reclassification of net realized (gain) loss on securities into earnings	—	(18,032)	—	(18,032)
Net unrecognized gain and pension prior service cost	—	—	9	9
Net unrealized gain (loss) on derivatives designated as cash flow hedges	1,786	—	—	1,786
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	233	—	—	233
Spin-off of New Media	—	—	(467)	(467)
Accumulated other comprehensive income (loss), June 30, 2014	$(3,973)	$72,853	$—	$68,880

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the six months ended June 30, 2014 in accumulative other comprehensive income primarily as a result of the sale of FNMA/FHLMC and CMBS securities, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges decreased for the six months ended June 30, 2014, primarily as a result of swap interest payments.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities decreased to $16.2 million for the six months ended June 30, 2014 from $45.2 million for the six months ended June 30, 2013. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $25.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to lower interest proceeds from CDO VIII and IX, as a result of paydowns during 2013 and 2014 and increased interest expenses paid for additional repurchase agreements on retained CDO bonds.

•
Net cash receipts from our other debt portfolios decreased approximately $9.9 million due to the sale of the FNMA/FHLMC securities in January 2014, paydowns and sale on our manufactured housing loan portfolios, lower receipts of delinquent interest on certain securities and decreased interest receipts from a real estate related loan that was restructured in November 2013.

•
Cash receipts from excess mortgage servicing income decreased approximately $19.3 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the spin-off of these investments to New Residential in May 2013.

•
Negative operating cash flow of $7.2 million generated by the golf business we acquired on December 30, 2013, primarily due to the winter season and its impact on the demand for outdoor activities along with the higher property operating expenses needed to prepare the properties following the cold weather season.

•
Negative operating cash flow of $1.5 million generated by our investment in New Media as a result of lower advertising revenues in the period from January 1, 2014 through the February 13, 2014 spin-off.

•
Receipts from our senior housing investments increased approximately $24.8 million due to increased acquisition activity. During 2013 and the six months ended June 30, 2014, we purchased 83 senior housing properties in 12 different portfolios.

•
Management fees paid decreased approximately $7.0 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to a decrease in gross equity as a result of the spin-offs of New Residential in May 2013 and New Media in February 2014 which was partially offset by an increase in gross equity as a result of the public offerings of our common stock in 2013.

•	A decrease of approximately $5.3 million in general and administrative expenses paid during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Investing Activities

Investing activities provided (used) $715.2 million and ($1,389) million during the six months ended June 30, 2014 and 2013, respectively. Uses of cash flows from investing activities consisted primarily of investments made in senior housing properties, golf course properties, real estate securities, real estate related and other loans, and contributions to equity method investees. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and distributions of capital from equity method investees.

Financing Activities

Financing activities provided (used) ($759.5) million and $1,383 million during the six months ended June 30, 2014 and 2013, respectively. Borrowings under repurchase agreements and mortgage notes payable and the public offerings of common stock served as the primary sources of cash flow from financing activities. Uses of cash flow from financing activities included the repayment of debt, the repurchases of CDO bonds payable, the payment of financing costs related to our common stock offerings and the payment of common and preferred dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we had the following material off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2014, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2013, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition we had the following material contractual obligations that we executed during the six months ended June 30, 2014:

•	Mortgage Notes Payable – We obtained mortgages to finance newly acquired senior housing properties.

•	Management Agreements – We entered into new property management agreements with Holiday and Blue Harbor to manage newly acquired senior housing properties.

•	Capital Leases - We entered into capital leases for golf carts and other equipment related to our Golf business.

•
Capital Commitments - As part of the June 2014 Master Tenant lease, Newcastle committed to making available $6.5 million immediately for capital improvements and other repairs in the properties under the lease agreement and also agreed to make available to the June 2014 Master Tenant an additional $9.0 million at certain intervals during the lease period to be used for further capital improvements. Upon funding the capital improvements, we will be entitled to a rent increase.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income available for common stockholders	$31,029	$52,328	$34,918	$88,946
Add (Deduct):
Impairment (reversal)	1,526	3,201	2,772	5,974
Other (income) loss(A)	(39,488)	(8,090)	(55,335)	(13,860)
Impairment (reversal), other (income) loss, depreciation and amortization and other adjustments from discontinued operations	—	(6,808)	5,792	(3,968)
Depreciation and amortization(B)	32,405	4,070	64,444	8,149
Acquisition and spin-off related expenses	4,484	4,466	11,086	4,963
Core earnings	$29,956	$49,167	$63,677	$90,204

(A)	Net of $1.9 million of deal expenses relating to the sale of the manufactured housing portfolio which were recorded to general and administrative expense under GAAP during 2014.

(B)	Including accretion of membership deposit liability of $1.4 million and $3.1 million in the three and six months ended June 30, 2014, respectively.

Pro Forma Core Earnings
Pro forma core earnings reflect our core earnings as adjusted to give effect to the New Media spin-off transactions as if they had taken place on January 1, 2014.

Six Months Ended June 30, 2014
2014
Income available for common stockholders	$34,918
Adjustment to give effect to spin-offs	4,772
Pro forma income (loss) from continuing operations after preferred dividends	39,690
Add (Deduct):
Impairment (reversal)	2,772
Other (income) loss(A)	(55,335)
Depreciation and amortization(B)	64,444
Acquisition and spin-off related expenses	11,086
Pro forma core earnings	$62,657

(A)	Net of $1.9 million of deal expenses relating to the sale of the manufactured housing portfolio which were recorded to general and administrative expense under GAAP during 2014.

(B)	Including accretion of membership deposit liability of $1.4 million and $3.1 million in the three and six months ended June 30, 2014, respectively.

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

As of June 30, 2014, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.9 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of June 30, 2014, a 100 basis point change in short term interest rates would impact our net book value by approximately $8.4 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of June 30, 2014, a 25 basis point movement in credit spreads would impact our net book value by approximately $3.3 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

In our golf business, a substantial portion of our revenue is derived from discretionary or leisure spending by our members and guests, and such spending can be particularly sensitive to changes in general economic conditions. An economic downturn, whether local, regional, national or global, may lead to increases in unemployment, loss of consumer confidence and a reduction in discretionary spending, which would likely result in increased attrition (i.e., resignations of members of our private properties), a decrease in the rate of new memberships, a decrease in rounds played at our daily fee properties and reduced spending by our members and guests. As a result, our golf business, financial condition and results of operations may be materially adversely affected by an economic downturn.

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

Our manager intends to conduct due diligence with respect to each investment opportunity or other transaction it pursues. It is possible, however, that our manager’s due diligence processes will not uncover all relevant facts, particularly with respect to any assets we acquire from third parties. In these cases, our manager may be given limited access to information about the investment and will rely on information provided by the target of the investment. In addition, if investment opportunities are scarce, the process for selecting bidders is competitive, or the time-frame in which we are required to complete diligence is short, our ability to conduct a due diligence investigation may be limited, and we would be required to make investment decisions based upon a less thorough diligence process than would otherwise be the case. Accordingly, investments and other transactions that initially appear to be viable may prove not to be over time due to the limitations of the due diligence process or other factors.

Risks Related to Our Business

We are actively exploring new business opportunities and asset categories, which could entail a meaningful change in our investment focus and operations and pose significant risks to our financial condition, results of operations and liquidity.

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as senior housing properties, a golf business, Excess MSRs (which we spun-off in May 2013) and media assets (which we spun-off in February 2014). As previously disclosed, we are considering a spin-off of our senior housing business. Our board has not formally evaluated any such transaction, and there can be no assurance as to the timing, terms, structure or completion of any such transaction. Any such transaction would be subject to a number of risks and uncertainties, could have tax implications for the holders of shares of our common stock, and could adversely affect the price of shares of our common stock. Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), or federal tax law. See “-Risks Related to Our REIT Status and the 1940 Act.”

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

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP, the indirect parent of National Golf. National Golf owns 27 golf properties across 8 states, and leases these courses to American Golf, an affiliated operating company. American Golf also leases an additional 52 golf properties and manages 11 properties owned by third parties, respectively. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC, and therefore began consolidating these entities as of December 31, 2013.

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

Our golf business is subject to various risks that may not apply to our other operations. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect the income generated by our facilities. The maintenance of satisfactory turf grass conditions on our golf courses requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of golf facilities in states (such as California, Georgia, and New York) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our golf business. See “-A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our results of operations.”

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

In addition, we may be required to make significant cash outlays in connection with “initiation deposits.” Members of our private properties are generally required to pay an initiation deposit upon their acceptance as a member and, in most cases, such deposits are fully refundable after a fixed number of years (typically, 30 years) and upon the occurrence of other contract-specific conditions. While we will make a refund to any member whose initiation deposit is eligible to be refunded, we may be subject to various states' escheatment laws with respect to initiation deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. Moreover, most of the states in which we conduct business hire independent agents to conduct unclaimed and abandoned property audits. We currently do not remit to states any amounts relating to initiation deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation deposits. The analysis of the potential application of escheatment laws to our initiation deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

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

We had no assets in our consolidated CDOs as of June 30, 2014 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the June 2014 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms, may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2014, we had $102.7 million outstanding under repurchase agreement financings. These repurchase agreement obligations are with two counterparties.

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

While we monitor our property managers’ and tenants’ performance, we have limited recourse under our management agreements if we believe that the property managers or tenants are not performing adequately. In addition, our property managers or tenants may manage, own or invest in, properties that compete with our properties, which may result in conflicts of interest. As a result, our property managers or tenants may make decisions regarding competing properties that are not in our best interests.

The triple net lease structure also provides us with a REIT-eligible structure for owning health care facilities. The triple net lease structure permits a REIT to lease facilities to a third-party operator and collect rent from the operator. Unlike the RIDEA structure, the triple net lease structure creates credit risk from the tenant.

Our triple net leases generate a meaningful portion of our revenues and operating income, and any failure, inability or unwillingness by our tenants to satisfy their obligations to us could adversely affect us.
The properties that we own under triple net lease arrangements account for a meaningful portion of our total revenues and net operating income from our senior housing business. Under a triple net lease, we depend on the tenant to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We currently have two tenants, Holiday and Life Care Companies LLC (“LCS”). We cannot assure you that our tenants will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by our tenants to do so could have a material adverse effect on us. In addition, any failure by our tenants to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a material adverse effect on us. In addition, although subsidiaries of Holiday and LCS provided a lease guaranty in connection with their respective leases and have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, we cannot assure you that the guaranties will be sufficient to satisfy their respective obligations to us and we cannot assure you that Holiday or LCS will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective obligations to us.
If we must replace any of our tenants, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a material adverse effect on us.
If we exercise our right to replace a tenant in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant. We also might not be successful in identifying suitable replacements or entering into leases or other arrangements with new tenants on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g. real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant, which could have a material adverse effect on us.
In the event of a tenant default, our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare or Medicaid change-of-ownership proceedings. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a material adverse effect on us.
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

Various governmental authorities mandate certain physical characteristics of senior housing properties. Changes in laws and regulations relating to these matters may require significant expenditures. Our property management agreements and leases generally require our managers and tenants to maintain our properties in compliance with applicable laws and regulations, and we expend resources to monitor their compliance. However, our property managers and tenants (including the Master Tenants) may neglect maintenance of our properties if they suffer financial distress. We may agree to fund capital expenditures in return for rent increases or other concessions. Our available financial resources or those of our property managers and tenants (including the Master Tenants) may be insufficient to fund the expenditures required to operate our properties in accordance with applicable laws and regulations. If we fund these expenditures, our tenants’ (including the Master Tenants’) financial resources may be insufficient to satisfy their increased rental payments to us or other incremental obligations.

Licensing and Medicaid laws may also require some or all of our senior housing property managers and tenants to comply with extensive standards governing their operations. In addition, certain laws prohibit fraud by senior housing operators and other healthcare communities, including civil and criminal laws that prohibit false claims in, Medicaid, Medicare and other programs and that regulate patient referrals. In recent years, the federal and state governments have devoted increasing resources to monitoring the quality of care at senior housing communities and to anti-fraud investigations in healthcare operations generally. When violations of applicable laws are identified, federal or state authorities may impose civil monetary damages, treble damages, repayment requirements and criminal sanctions. Healthcare communities may also be subject to license revocation or conditional licensure and exclusion from Medicaid or Medicare participation or conditional participation. When quality of care deficiencies or improper billing are identified, various laws may authorize civil money penalties or fines; the suspension, modification, or revocation of a license or Medicaid or Medicare participation; the suspension or denial of admissions of residents; the denial of payments in full or in part; the implementation of state oversight, temporary management or receivership; and the imposition of criminal penalties. We, our property managers and our future tenants (including the Master Tenants) may receive notices of potential sanctions from time to time, and governmental authorities may impose such sanctions from time to time on our facilities. If our property managers and future tenants (including the Master Tenants) are unable to cure deficiencies which have been identified or which are identified in the future, these sanctions may be imposed, and if imposed, may adversely affect our future tenants’ (including the Master Tenants’) ability to pay rents to us (and any such nonpayment could potentially affect our ability to meet future monetary obligations under our financing arrangements), and our ability to identify substitute property managers or tenants. Federal and state requirements for change in control of healthcare communities, including, as applicable, approvals of the proposed operator for licensure, certificate of need and Medicaid or Medicare participation, may also limit or delay our ability to find substitute tenants or property managers. If any of our property managers or future tenants (including the Master Tenants) becomes unable to operate our properties, or if any of our future tenants becomes unable to pay its rent because it has violated government regulations or payment laws, we may experience difficulty in finding a substitute tenant or property manager or selling the affected property for a fair and commercially reasonable price, and the value of an affected property may decline materially.

Our golf business is also subject to extensive regulations, including, without limitation, labor, health and safety, environmental, zoning and land-use laws. For more information, see “Business-Government Regulation of Our Golf Business.”

Changes in reimbursement rates or methods of payment from government and other third-party payors, including Medicaid and Medicare, could have a material adverse effect on certain our tenants and us.
Certain of our tenants and our Managers rely on reimbursement from third-party payors, including the Medicare and Medicaid programs. Medicare and Medicaid programs, as well as numerous private insurance and managed care plans, generally require participating providers to accept government-determined reimbursement levels as payment in full for services rendered, without regard to the facility’s charges. Changes in the reimbursement rate or methods of payment from third-party payors, including Medicare and Medicaid, or the implementation of other measures to reduce reimbursements for services provided by our managers or our tenants, could result in a substantial reduction in our and our tenant’s revenues. In addition, the implementation of the Resource Utilization Group, Version Four, or “RUG-IV”, which revises the payment classification system for skilled nursing facilities, may impact our tenants by revising the classifications of certain patients. The federal reimbursement for certain facilities, such as skilled nursing facilities, incorporates adjustments to account for facility case-mix. Additionally, revenue under third-party payor agreements can change after examination and retroactive adjustment by payors during the claims settlement processes or as a result of post-payment audits. Payors may disallow requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional documentation is necessary or because certain services were not covered or were not medically necessary. We cannot assure you that our tenants or our our Managers who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on liquidity, financial condition and results of operations, which could affect adversely their ability to comply with the terms of our leases and have a material adverse effect on us.
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

The geographic concentration of our senior housing properties in Florida and Texas may result in losses due to our significant exposure to the effects of economic and real estate conditions in those markets.
As of June 30, 2014, approximately 22.5% and 20.6% of the beds in our senior housing portfolios are located in Florida and Texas, respectively. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted.

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

Risks Related to Our REIT Status and the 1940 Act

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

We have historically financed a meaningful portion of our investments in securities and loans with repurchase agreements, which are short-term financing arrangements and we may enter into additional repurchase agreements in the future. Under these agreements, we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that, for purposes of the REIT asset and income tests, we should be treated as the owner of the assets that are the subject of any such sale and repurchase agreement, notwithstanding that those agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we might fail to qualify as a REIT.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through June 30, 2014, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $123.6 million of such cancellations had been effected through June 30, 2014, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended 2013, 2012 and 2011, we repurchased $35.9 million, $34.1 million and $188.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $4.6 million, $23.2 million and $81.1 million of gain for tax purposes, respectively (of which only $4.6 million, $24.1 million and $66.1 million of gain relating to $35.9 million, $39.3 million and $171.8 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). During the six months ended June 30, 2014, we did not repurchase any of our outstanding CDO debt and notes payable. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

In addition, we expect to complete a 1 for 3 reverse stock split of our common stock on August 18, 2014. There can be no assurance that the reverse stock split will have the anticipated benefits. For instance, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split, or that the reverse stock split will result in a market price per share that will attract brokers and investors who do not trade in lower priced stocks.

Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split, which, in turn, could result in greater volatility in the price per share of our common stock. The potential volatility in the price per share of our common stock may also make short−selling more attractive, which could put additional downward pressure on the price of our common stock.

Furthermore, a reverse stock split may result in some shareholders owning “odd lots” of less than one hundred shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of one hundred shares.

We may be unable-or elect not-to pay dividends on our common or preferred stock in the future, which would negatively impact our business in a number of ways and decrease the price of our common and preferred stock.

While we are required to make distributions in order to maintain our REIT status (as described above under “-Risks Related to Our REIT Status and the 1940 Act-We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred stock. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 351,725,561 shares or our common stock outstanding as of July 28, 2014. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Risks Related to the Spin-Off of New Senior
We may not be able to complete the spin-off on the terms anticipated or at all.
Our board of directors has determined upon careful review and consideration in accordance with the applicable standard of review under Maryland law that a spin-off of certain of our senior housing assets is in our best interests. The spin-off will be effected as a distribution to the holders of our common stock of shares of New Senior, which is currently our wholly owned subsidiary. New Senior intends to elect and qualify to be taxed as a REIT and to be listed on the NYSE. New Senior will be externally managed by our manager pursuant to a new management agreement. Following the spin-off, we currently expect New Senior’s business strategy will be primarily focused on investments in senior housing properties.

We currently expect that New Senior will primarily target investments in senior housing related investments. New Senior’s investment guidelines will be purposefully broad to enable it to make investments in a wide array of assets.
We are targeting distribution of New Senior’s shares in the second half of 2014. However, there can be no assurance that the spin-off will be completed as anticipated or at all. Our ability to complete the spin-off is subject to, among other things, the SEC declaring the registration statement filed with regard to the spin-off effective, the filing and approval of an application to list New Senior’s common stock on the NYSE and the formal declaration of the distribution by our board of directors. Failure to complete the spin-off could negatively affect the price of the shares of our common stock. Stockholder approval will not be required or sought in connection with the spin-off.
The spin-off may not have the benefits we anticipate.
The spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, we believe that analysts and investors will regard New Senior’s investment strategy and asset portfolio more favorably as a separate company than as part of our existing portfolio and strategy and thus place a greater value on New Senior as a stand-alone business than as a business that is a part of us. In the event that the spin-off does not have these and other expected benefits, because of the diversification of New Senior’s portfolio or for any other reason, the costs associated with the transaction, including an expected increase in management compensation and general and administrative expenses, could have a negative effect on our financial condition and each company’s ability to make distributions to the stockholders of each company. Stockholder approval will not be required or sought in connection with the spin-off.
New Senior may not be able to successfully implement its business strategy.
Assuming the spin-off is completed, there can be no assurance that New Senior will be able to generate sufficient returns to pay its operating expenses and make satisfactory distributions to its stockholders, or any distributions at all, once it commences operations as an independent company. New Senior’s financial condition, results of operations and cash flows will be affected by the expenses it will incur as a stand-alone public company, including fees paid to its manager, legal, accounting, compliance and other costs associated with being a public company with equity securities traded on the NYSE. In addition, its results of operations and its ability to make or sustain distributions to its stockholders depend on the availability of opportunities to acquire attractive assets, the level and volatility of interest rates, the availability of adequate short- and long-term financing, conditions in the real estate market, the financial markets and economic conditions, among other factors described in the registration statement for the transaction. After the separation, we will not be required, and do not intend, to provide New Senior with funds to finance its working capital or other cash requirements, so New Senior would need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
Our agreements with New Senior may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.
The terms of the agreements related to New Senior’s separation from us, including a separation and distribution agreement and a management agreement between our manager and New Senior, will not be negotiated among unaffiliated third parties. Such terms will be proposed by our officers and other employees of our manager and approved by our board of directors. As a result, these terms may be less favorable to us or New Senior than the terms that would result from arm’s-length negotiations among unaffiliated third parties.
For example, the terms of New Senior’s management agreement with our manager will be substantially similar to the terms of our existing management agreement. As a result, our manager will be entitled to earn a management fee from New Senior and will be eligible to receive incentive compensation based in part upon New Senior’s achievement of targeted levels of funds from operations tested from the date of the spin-off and without regard to our prior performance.
Our board of directors has reserved the right, in its sole discretion to abandon the spin-off of New Senior at any time prior to the date of the distribution of New Senior’s common stock to the shareholders of Newcastle (the “Distribution Date”). In addition, the spin-off is subject to the satisfaction or waiver (by our board of directors in its sole discretion) of a number of conditions. We cannot assure that any or all of these conditions will be satisfied or waived.
Our board of directors has reserved the right, in its sole discretion to abandon the spin-off at any time prior to the Distribution Date. This means Newcastle may cancel or delay the planned distribution of common stock of New Senior if at any time our board of directors determines that the distribution of such common stock is not in the best interests of Newcastle or that market conditions are such that it is not advisable to separate New Senior from Newcastle. If our board of directors determines to cancel the spin-off, our stockholders will not receive any distribution of New Senior common stock and we will be under no obligation to our stockholders to distribute such shares. In addition, the spin-off is subject to the satisfaction or waiver (by our board of directors in its sole discretion) of a number of conditions. We cannot assure you that any or all of these conditions will be satisfied or waived. The fulfillment of the conditions to the spin-off will not create any obligation on our part to effect the distribution.
The distribution of New Senior common stock will not qualify for tax-free treatment and may be taxable to you as a dividend.
The distribution of New Senior common stock will not qualify for tax-free treatment. An amount equal to the fair market value of the shares of New Senior common stock received by each holder of record on the date of the distribution will be treated as a taxable dividend to the extent of each such holder’s ratable share of our current or accumulated earnings and profits, as determined under federal income tax principles, with the excess treated first as a non-taxable return of capital to the extent of each such holder’s tax basis in shares of our common stock and then as a taxable capital gain. In addition, we or other applicable withholding agents may be required or permitted to withhold at the applicable rate on all or a portion of the distribution payable to non-U.S. stockholders, and the company or any such agent would satisfy any such withholding obligation by withholding and selling a portion of the New Senior stock otherwise distributable to non-U.S. stockholders or by withholding from other property held in the non-U.S. stockholder’s account with the withholding agent. A holder’s tax basis in shares of our stock held at the time of the distribution will be reduced (but not below zero) to the extent the fair market value of the shares of New Senior common stock distributed to such holder if the distribution exceeds such holder’s ratable share of the current and accumulated earnings and profits. A holder’s holding period for such shares of our common stock will not be affected by the distribution. We will not be able to provide stockholders the amount of our current or accumulated earnings and profits until after the end of the 2014 calendar year.
Although we will be ascribing a value to New Senior’s shares in the distribution for tax purposes, this valuation is not binding on the IRS or any other tax authority. These taxing authorities could ascribe a higher valuation to your shares, particularly if New Senior’s stock trades at prices significantly above the value ascribed to the shares by us in the period following the distribution. Such a higher valuation may cause a larger reduction in the tax basis of your shares of us or may cause you to recognize additional dividend or capital gain income. You should consult your own tax advisor as to the particular tax consequences of the distribution to you.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2014, a former employee of the Manager exercised 215,000 options with a weighted average exercise price of $1.12, for an aggregate exercise price of $0.2 million. Upon exercise, 215,000 shares of common stock of Newcastle were issued to the former employee. This transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Appointment of Principal Accounting Officer
On August 6, 2014, our Board of Directors appointed Julien Hontang, 42, as our Principal Accounting Officer, effective as of August 11, 2014. Mr. Hontang will also become an employee of Fortress. Prior to joining Fortress, Mr. Hontang was a Business Unit Leader at KPMG and has over 18 years of accounting experience.
The Company’s officers are appointed annually by the Board of Directors. There is no arrangement or understanding between Mr. Hontang and any other person pursuant to which he was appointed as an officer of Newcastle. There are also no family relationships between Mr. Hontang and any director or executive officer of the Company.
The Company’s officers are not employees of the Company and do not receive direct cash compensation for services rendered to the Company. Rather, they are employees of the Company’s manager and are compensated by the manager for their services to the Company as well as other entities affiliated with the manager. The manager has informed the Company that, because the services performed by the individuals who serve as officers of the Company are not performed exclusively for the Company, the manager cannot segregate and identify that portion of compensation awarded to, earned by or paid to the Company’s officers, including Mr. Hontang, that relates solely to his services to the Company. Outside of the fees and compensation paid to the manager by the Company, Mr. Hontang does not have any direct or indirect material interests in any transaction with the Company or in any currently proposed transaction to which the Company is a party. Effective as of August 11, 2014, Mr. Jonathan Brown will resign as Principal Accounting Officer of the Company, but remains the Chief Accounting Officer of New Residential Investment Corp., a former subsidiary of Newcastle that was spun-off in May 2013.
Director and Officer Indemnification Agreements
On August 6, 2014, we entered into indemnification agreements with each of Wesley R. Edens, Kevin J. Finnerty, Stuart A. McFarland, David K. McKown and Alan L. Tyson as the directors of the Company, with Kenneth M. Riis as a director and officer of the Company and with each of Justine Cheng, Jonathan R. Brown and Randal A. Nardone as officers of the Company. In connection with the appointment of Mr. Hontang, we will have also entered into an indemnification agreement with Mr. Hontang, effective as of August 11, 2014.
Under the indemnification agreement with the Company’s directors and officers, we, subject to certain limitations, have agreed to indemnify our directors and officers against certain liabilities arising out of service as a director or officer of the Company.

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

10.16
Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therin (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.17
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.18
Guaranty of Lease, dated December 23, 2013, by Holiday AL Holdings LP in favor of the Landlords named therein (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.18, filed on March 3, 2014).

10.19	Form of Indemnification Agreement.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

August 8, 2014

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

August 8, 2014

By:	/s/ Jonathan R. Brown
Jonathan R. Brown
Principal Accounting Officer

August 8, 2014