Form 10-Q
period 2014-09-30
NEWCASTLE INVESTMENT CORP
filed 2014-11-05
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Common stock, $0.01 par value per share: 66,399,857 shares outstanding as of October 29, 2014.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in global, national and local economic conditions, including, but not limited to, a prolonged economic slowdown and a downturn in the real estate market;

•	reductions in cash flows expected to be received from our investments;

•	the availability and cost of capital for future investments, particularly in a rising interest rate environment, and our ability to deploy capital accretively;

•
our ability to profit from opportunistic investments, such as our investment in golf, and to mitigate the risks associated with managing operating businesses and asset classes with which we have limited experience;

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;

•
changes in our asset portfolio and investment strategy, and potential changes in our ability to make distributions to our stockholders, as a result of the planned spin-off of our senior housing business on November 6, 2014 or other factors;

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

•
prior to the planned spin-off of our senior housing business, our dependence on our property managers and tenants in our senior housing business; the ability of our property managers and tenants to comply with laws, rules and regulations in the operation of our properties, to maintain and improve our properties, to deliver high quality services, to attract and retain qualified personnel and to attract residents; increases in costs at our senior housing properties (including, but not limited to, the costs of labor, supplies, insurance and property taxes); and the impact of litigation or any financial, accounting, legal or regulatory issues that may affect our senior housing properties or our property managers and tenants;

•	geographical concentrations with respect to our investments, including the mortgage loans underlying and collateral securing certain of our debt investments;

•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;

•	competition within the industries in which we have and/or may pursue additional investments;

•	our ability and willingness to maintain our qualification as a REIT; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Real estate securities, available-for-sale	$310,639	$984,263
Real estate related and other loans, held-for-sale, net	224,992	437,530
Residential mortgage loans, held-for-investment, net	—	255,450
Residential mortgage loans, held-for-sale, net	4,036	2,185
Subprime mortgage loans subject to call option	406,217	406,217
Investments in senior housing real estate, net of accumulated depreciation	1,582,477	1,362,900
Investments in other real estate, net of accumulated depreciation	245,510	250,208
Intangibles, net of accumulated amortization	201,909	196,407
Other investments	26,456	25,468
Cash and cash equivalents	257,584	73,984
Restricted cash	4,624	5,856
Receivables and other assets	111,996	139,595
Assets of discontinued operations	6,863	697,572
Total Assets	$3,383,303	$4,837,635

Liabilities and Equity
Liabilities
CDO bonds payable	$230,858	$544,525
Other bonds and notes payable	82,063	230,279
Repurchase agreements	63,804	556,347
Mortgage notes payable	1,148,008	1,076,828
Credit facilities and obligations under capital leases, golf	160,692	152,498
Financing of subprime mortgage loans subject to call option	406,217	406,217
Junior subordinated notes payable	51,233	51,237
Dividends payable	40,770	36,075
Accounts payable, accrued expenses and other liabilities	249,065	261,825
Liabilities of discontinued operations	412	295,680
Total Liabilities	$2,433,122	$3,611,511

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2014 and December 31, 2013	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,399,857 and 58,575,583 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively	664	586
Additional paid-in capital	3,171,983	2,973,715
Accumulated deficit	(2,350,567)	(1,947,913)
Accumulated other comprehensive income	66,342	76,874
Total Newcastle Stockholders' Equity	950,005	1,164,845
Noncontrolling interests	176	61,279
Total Equity	$950,181	$1,226,124

Total Liabilities and Equity	$3,383,303	$4,837,635

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

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$299,362	$426,695
Real estate related and other loans, held-for-sale, net	224,992	437,530
Residential mortgage loans, held-for-sale, net	3,117	223,628
Subprime mortgage loans subject to call option	406,217	406,217
Other investments	20,057	19,308
Restricted cash	1,672	2,344
Receivables and other assets	2,864	3,680
Assets of discontinued operations	6,627	6,677
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$964,908	$1,526,079

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

	September 30, 2014	December 31, 2013
	(Unaudited)
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$230,858	$544,525
Other bonds and notes payable	82,063	230,279
Financing of subprime mortgage loans subject to call option	406,217	406,217
Accounts payable, accrued expenses and other liabilities	4,844	20,148
Liabilities of discontinued operations	412	413
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$724,394	$1,201,582

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income	$27,544	$47,486	$103,889	$171,642
Interest expense	32,549	20,555	102,340	65,263
Net interest income (expense)	(5,005)	26,931	1,549	106,379
Impairment/(Reversal)
Valuation allowance (reversal) on loans	(4,015)	(12,998)	(1,243)	(11,473)
Other-than-temporary impairment on securities	—	—	—	4,405
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	—	—	—	44
Total impairment (reversal)	(4,015)	(12,998)	(1,243)	(7,024)
Net interest income (expense) after impairment/reversal	(990)	39,929	2,792	113,403
Operating Revenues
Rental income	60,828	20,607	167,208	42,799
Care and ancillary income	6,428	3,763	17,555	8,081
Golf course operations	50,414	—	140,699	—
Sales of food and beverages - golf	18,871	—	52,333	—
Other golf revenue	12,209	—	33,832	—
Total operating revenues	148,750	24,370	411,627	50,880
Other Income
Gain on settlement of investments, net	7,007	1,388	49,742	6,451
Gain (loss) on extinguishment of debt	—	3,359	(3,410)	4,565
Other income, net	7,092	1,963	25,258	9,554
Total other income	14,099	6,710	71,590	20,570
Expenses
Loan and security servicing expense	159	908	1,424	2,963
Property operating expenses	26,519	15,542	74,092	31,827
Operating expenses - golf	67,576	—	191,119	—
Cost of sales - golf	8,420	—	23,183	—
General and administrative expense	8,539	9,350	27,380	23,495
Management fee to affiliate	8,106	7,166	23,618	24,879
Depreciation and amortization	37,023	7,678	97,812	15,717
Total expenses	156,342	40,644	438,628	98,881
Income from continuing operations before income tax	5,517	30,365	47,381	85,972
Income tax expense	334	—	1,169	—
Income from continuing operations	5,183	30,365	46,212	85,972
Income (loss) from discontinued operations, net of tax	127	(1,121)	(4,748)	35,008
Net Income	5,310	29,244	41,464	120,980
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Net loss attributable to noncontrolling interests	21	—	711	—
Income Applicable to Common Stockholders	$3,936	$27,849	$37,990	$116,795

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income Applicable to Common Stock, per share (1)
Basic	$0.06	$0.57	$0.63	$2.67
Diluted	$0.06	$0.56	$0.62	$2.60
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests (1)
Basic	$0.06	$0.59	$0.71	$1.87
Diluted	$0.06	$0.58	$0.69	$1.82
Income (loss) from discontinued operations per share of common stock (1)
Basic	$—	$(0.02)	$(0.08)	$0.80
Diluted	$—	$(0.02)	$(0.08)	$0.78
Weighted Average Number of Shares of Common Stock Outstanding (1)
Basic	62,329,023	48,895,648	59,848,506	43,798,831
Diluted	63,865,796	50,171,319	61,630,175	44,842,947
Dividends Declared per Share of Common Stock (1)	$0.60	$0.60	$1.80	$2.94
(1) All per share amounts and shares outstanding for all periods reflect the 1-for-3 reverse stock split, which was effective after the close of trading on August 18, 2014 and the 1-for-2 reverse stock split, which was effective after the close of trading on October 22, 2014.

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$5,310	$29,244	$41,464	$120,980
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(3,743)	3,123	4,734	42,400
Reclassification of net realized gain on securities into earnings	—	(1,381)	(18,032)	(1,549)
Net unrecognized gain and pension prior service cost (discontinued operations)	—	—	9	—
Net unrealized gain (loss) on derivatives designated as cash flow hedges	6	(172)	(148)	(128)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,200	1,279	3,372	4,846
Other comprehensive income (loss)	(2,537)	2,849	(10,065)	45,569
Total comprehensive income	$2,773	$32,093	$31,399	$166,549
Comprehensive income attributable to Newcastle stockholders' equity	$2,794	$32,093	$32,110	$166,549
Comprehensive loss attributable to noncontrolling interests	$(21)	$—	$(711)	$—

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comp.	Total Newcastle Stockholders'	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Equity - December 31, 2013	2,463,321	$61,583	58,575,583	$586	$2,973,715	$(1,947,913)	$76,874	$1,164,845	$61,279	$1,226,124

Dividends declared	—	—	—	—	—	(114,340)	—	(114,340)	—	(114,340)

Issuance of common stock	—	—	7,824,274	78	198,268	—	—	198,346	—	198,346

Spin-off of New Media	—	—	—	—	—	(330,489)	(467)	(330,956)	(60,392)	(391,348)

Comprehensive income (loss)

Net income (loss)	—	—	—	—	—	42,175	—	42,175	(711)	41,464

Other comprehensive income	—	—	—	—		—	(10,065)	(10,065)	—	(10,065)

Total comprehensive income (loss)								32,110	(711)	31,399

Equity - September 30, 2014	2,463,321	$61,583	66,399,857	$664	$3,171,983	$(2,350,567)	$66,342	$950,005	$176	$950,181

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$41,464	$120,980
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	102,585	15,881
Accretion of discount and other amortization	(12,393)	(27,851)
Interest income in CDOs redirected for reinvestment or CDO bond paydown	(1,747)	(1,068)
Interest income on investments accrued to principal balance	(15,960)	(19,495)
Interest expense on debt accrued to principal balance	332	330
Non-cash directors' compensation	275	275
Valuation allowance (reversal) on loans	(1,243)	(11,473)
Other-than-temporary impairment on securities	—	4,449
Change in fair value of investments in excess mortgage servicing rights	—	(3,894)
Change in fair value of investments in equity method investees	—	(19,170)
Change in fair value of contingent consideration	(1,500)	—
Straight-lining of rental income	(19,035)	—
Equity in earnings from equity method investments	(621)	(587)
Distributions of earnings from equity method investees	—	1,069
Gain on settlement of investments (net)	(49,742)	(6,451)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(18,432)	(7,302)
Loss/(gain) on extinguishment of debt	3,410	(4,565)
Change in:
Restricted cash	3,278	3,786
Receivables and other assets	6,441	(983)
Accounts payable, accrued expenses and other liabilities	(11,494)	8,554
Payment of deferred interest	—	(648)
Deferred interest received	—	5,125
Net cash provided by operating activities	25,618	56,962
Cash Flows From Investing Activities
Principal repayments from repurchased CDO debt	68,265	80,817
Principal repayments from CDO securities	12,997	2,792
Principal repayments from non-Agency RMBS	252	25,178
Return of investments in excess mortgage servicing rights	—	15,803
Principal repayments from loans and non-CDO securities (excluding non-Agency RMBS)	34,310	186,999
Principal repayment from security accounted for as a linked transaction	116,806	—
Purchase of real estate securities	—	(1,113,528)
Purchase of securities accounted for as linked transactions	—	(103,140)
Purchase of real estate related and other loans	—	(207,125)
Proceeds from sale of investments	798,122	43,916
Acquisition of investments in real estate	(299,244)	(224,760)
Additions to investments in real estate	(14,275)	(1,899)
Contributions to equity method investees	—	(442,655)
Distributions of capital from equity method investees	—	12,134
Deposits paid on investments	(150)	(5,248)
Net cash provided by (used in) investing activities	717,083	(1,730,716)

Continued on next page

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	$—	$(31,285)
Repayments of other bonds and notes payable	(168,111)	(30,300)
Borrowings under repurchase agreements	78,804	2,094,395
Borrowings under credit facilities, golf	3,000	—
Borrowings under repurchase agreements accounted for as linked transactions	5,283	59,968
Repayments of repurchase agreements	(571,347)	(1,326,584)
Repayments under repurchase agreements accounted for as linked transactions	(65,929)	—
Repayments of credit facilities, media and golf	(4,482)	—
Repayments of capital lease liabilities	(168)	—
Margin deposits under repurchase agreements	(23,716)	(176,414)
Return of margin deposits under repurchase agreements	23,716	143,914
Borrowings under mortgage notes payable	80,145	165,696
Repayment of mortgage notes payable	(9,943)	(143)
Issuance of common stock	198,671	962,827
Costs related to issuance of common stock	(254)	(1,699)
New Media and New Residential spin-offs	(23,845)	(181,582)
Common stock dividends paid	(105,462)	(136,640)
Preferred stock dividends paid	(4,185)	(4,185)
Payment of financing costs	(3,002)	(4,195)
Proceeds from settlement of derivative instruments	—	217
Net cash provided by (used in) financing activities	(590,825)	1,533,990
Net Increase in Cash and Cash Equivalents	151,876	(139,764)
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	73,984	231,518
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	31,960	380
Cash and Cash Equivalents, End of Period	$257,820	$92,134

Cash and Cash Equivalents of Continuing Operations, End of Period	$257,584	$91,985
Cash and Cash Equivalents of Discontinued Operations, End of Period	$236	$149
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$1,351	$—
Cash paid during the period for interest expense	$58,093	$35,649
Supplemental Schedule of Non-Cash Investing and Financing Activities
Assumption of mortgage notes payable	$—	$41,443
Issuance of seller financing for acquisition of senior housing facilities	$—	$11,432
Costs associated with issuance of common stock	$346	$—
Fair value adjustment related to seller financing	$—	$2,000
Additions to capital lease assets and liabilities	$5,162	$—
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$39,840	$29,349
Reduction of Assets and Liabilities relating to the spin-off of New Media
Property, plant and equipment, net	$266,385	$—
Goodwill and intangibles, net	$271,350	$—
Restricted cash	$6,477	$—
Receivables and other assets	$101,940	$—
Credit facilities, media	$177,955	$—
Accounts payable, accrued expenses and other liabilities	$100,695	$—
Reduction of Assets and Liabilities relating to the spin-off of New Residential
Real estate securities, available for sale	$—	$1,647,289
Residential mortgage loans, held-for-investment, net	$—	$35,865
Investments in excess mortgage servicing rights at fair value	$—	$229,936
Investments in equity method investees	$—	$392,469
Receivables and other assets	$—	$37,844
Repurchase agreements	$—	$1,320,360
Accounts payable, accrued expenses and other liabilities	$—	$642
 See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

1.   GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle”) is a Maryland corporation that was formed in 2002. Newcastle focuses on opportunistically investing in, and actively managing, a variety of real estate-related and other investments. Newcastle is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. However, certain of our activities are conducted through taxable REIT subsidiaries ("TRS") and therefore are subject to federal and state income taxes at regular corporate tax rates. Newcastle's common stock is traded on the New York Stock Exchange under the symbol "NCT".

The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and
Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's consolidated financial statements for the year ended December 31, 2013 and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the SEC on March 3, 2014 and on Form 8-K filed with the SEC on May 5, 2014. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2013.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. All per share amounts, common shares outstanding and options for the third quarter of 2014 and all prior periods reflect Newcastle's 1-for-3 reverse stock split, which was effective August 18, 2014 and Newcastle's 1-for-2 reverse stock split, which was effective October 22, 2014.

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

As a result, Newcastle conducts its business through the following segments: (i) investments in senior housing properties (“senior housing”), which Newcastle expects to spin off on November 6, 2014 as described in more detail below, (ii) debt investments financed with collateralized debt obligations (“CDOs”), (iii) other debt investments (“other debt”), (iv) investments in golf properties and facilities (“Golf”) and (v) corporate. With respect to the CDOs and other debt investments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Newcastle either leases senior housing properties under triple net leases or has its senior housing properties managed pursuant to property management agreements (the “Senior Housing Management Agreements”). Currently, the senior housing managers are affiliates or subsidiaries of either Holiday Acquisition Holdings LLC (“Holiday”), a portfolio company that is majority owned by private equity funds managed by an affiliate of Newcastle’s Manager, or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”), an affiliate of Newcastle’s Manager.

On June 16, 2014, Newcastle announced that its board of directors unanimously approved a plan to spin off its senior housing business. New Senior Investment Group Inc. (“New Senior”, NYSE: SNR), a subsidiary of Newcastle, filed a registration statement with the SEC with respect to the planned spin-off, which the SEC declared effective on October 24, 2014. New Senior will be a publicly traded REIT that primarily targets senior housing related investments.

The spin-off will be effected as a distribution of all of the outstanding shares of common stock of New Senior to the holders of Newcastle common stock. Newcastle will distribute one share of New Senior common stock for each share of Newcastle common stock held by Newcastle stockholders of record as of the record date, October 27, 2014.  The distribution is expected to occur on November 6, 2014. The distribution ratio is based on the number of Newcastle shares outstanding following the 1-for-2 reverse stock split.

In connection with the spin-off, Newcastle will contribute to New Senior all of its investments in senior housing properties, any liabilities relating to these properties and a cash and cash equivalents balance of approximately $243 million.

In August 2014, Newcastle issued 7,654,166 shares of its common stock in a public offering at a price to the underwriters of $25.92 per share for net proceeds of approximately $197.9 million (see Note 13).
Approximately 1.1 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2014. In addition, Fortress, through its affiliates, held options to purchase approximately 5.0 million shares of Newcastle’s common stock at September 30, 2014.

A principal of the Manager owned or leased aircraft that Newcastle chartered from a third-party aircraft operator for business purposes in the course of operations. Newcastle paid market rates for the charters. These amounts totaled $0.2 million and less than $0.1 million for the nine months ended September 30, 2014 and 2013.

Significant Accounting Policies

As a result of the Golf acquisition on December 30, 2013, the following summarizes significant accounting policies related to this segment.

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
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

CAPITAL LEASES

The Golf business leases certain golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the associated payments. Amortization of capital lease assets is calculated using the straight-line method over the shorter of the estimated useful lives and the initial lease terms. The cost of equipment under capital leases is included in investments in other real estate in the consolidated balance sheets. Payments under the lease are treated as reductions of the liability, with a portion being recorded as interest expense under the effective interest method.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in Newcastle's previously issued financial statements. This update is effective for Newcastle in the first quarter of 2015. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for Newcastle in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales that are economically similar to repurchase agreements and the types of collateral pledged in repurchase agreements and similar transactions accounted for as a secured borrowing. The ASU is effective for Newcastle in the first quarter of 2015. Early application is not permitted. Disclosures are not required for comparative periods presented before the effective date. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”). The standard allows a reporting entity that consolidates

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

a CFE, to elect to measure the financial assets and the financial liabilities of that CFE using the measurement alternative. Under the measurement alternative, the reporting entity should measure both the financial assets and the financial liabilities of that CFE in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. This guidance is effective for Newcastle in the first quarter of 2016. An entity can elect either a retrospective or modified retrospective transition method, and early adoption is permitted as of the beginning of an annual period. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.
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

2.   ACQUISITIONS

Acquisitions of Senior Housing properties:

i.	Managed Properties

In the nine months ended September 30, 2014, Newcastle completed the acquisitions of nine senior housing properties in six different portfolios for an aggregate purchase price of approximately $116.2 million plus acquisition-related costs. Each of these acquisitions was accounted for as a business combination, under which all assets acquired and liabilities assumed are recognized at their acquisition-date fair value with acquisition-related costs being expensed as incurred. For two of the properties, Newcastle has retained Holiday to manage the properties. Pursuant to the property management agreements with Holiday, Newcastle pays management fees equal to either (i) 5% of the property’s effective gross income (as defined in the agreements) or (ii) 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter. For the other seven properties acquired, Newcastle has retained Blue Harbor to manage the properties. Pursuant to the agreements with Blue Harbor, Newcastle pays management fees equal to 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter. In addition, Newcastle will reimburse Holiday and Blue Harbor for certain expenses, primarily the compensation expense associated with the on-site employees.

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

On June 30, 2014, Newcastle also entered into a triple net lease of these properties with a third party (the “June 2014 Master Tenant”). The lease has a 15-year term with two five-year renewal options and first-year rent equal to approximately 7.6% of the purchase price with annual increases during each of the following three years of 3.75% to 2.5% thereafter. Under the lease, the June 2014 Master Tenant is responsible for (i) operating the properties and bearing the related costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements, and (ii) complying with the terms of the mortgage financing documents.

As part of the June 2014 Master Tenant lease, Newcastle committed to making $6.5 million immediately available for capital improvements and other repairs to the properties under the lease agreement and also agreed to make available to the June 2014 Master Tenant an additional $9.0 million at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, Newcastle will be entitled to a rent increase.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed in connection with these acquisitions, in accordance with the acquisition method of accounting:

	Nine months ended September 30, 2014 Acquisitions
	Managed Properties	Triple Net Lease Properties	Total
Allocation of Purchase Price
Investments in Real Estate	$103,530	$144,148	$247,678
Resident Lease Intangibles	13,963	39,475	53,438
Other Intangibles	—	960	960
Other Liabilities, net of other Assets	(1,280)	(1,552)	(2,832)
Total purchase price	$116,213	$183,031	$299,244

Mortgage Notes Payable (A)	(80,145)	—	(80,145)
Net assets acquired	$36,068	$183,031	$219,099
Total acquisition related costs (B)	$2,149	$980	$3,129

(A)	See Note 10.

(B)	Acquisition-related costs are expensed as incurred and included within general and administrative expense on the consolidated statements of income.

The initial accounting for business combinations is incomplete for acquisitions that are within their respective measurement period and Newcastle continues to evaluate adjustments to the provisional amounts recognized in the financial statements, including fair values assigned to real estate property and intangible assets acquired. Therefore, the purchase price allocations are preliminary and are subject to change. Final fair value measurements may materially differ from the initial acquisition accounting.

During the three months ended September 30, 2014, measurement period adjustments were made based on the reclassification and valuation of assets acquired and liabilities assumed in the amounts of ($18.7) million, ($8.7) million, $15.3 million, ($2.2) million and $14.3 million for investments in senior housing real estate, investments in other real estate, intangibles, receivables and other assets and accounts payable, accrued expenses and other liabilities, respectively. None of the measurement period adjustments had a material impact on Newcastle's previously reported results of operations.

3.   DISCONTINUED OPERATIONS

On May 15, 2013, Newcastle completed the spin-off of New Residential from Newcastle.

On February 13, 2014, Newcastle completed the spin-off of New Media from Newcastle.

The following table presents the carrying value of the assets and liabilities of New Media, immediately preceding the February 13, 2014 spin-off and at December 31, 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	February 13, 2014	December 31, 2013
Assets
Property, plant and equipment, net	$266,385	$270,188
Intangibles, net	144,664	145,400
Goodwill	126,686	126,686
Cash and cash equivalents	23,845	31,811
Restricted cash	6,477	6,477
Receivables and other assets	101,940	110,184
Total Assets	$669,997	$690,746

Liabilities
Credit facilities - media	$177,955	$182,016
Accounts payable, accrued expenses and other liabilities	100,695	113,251
Total Liabilities	$278,650	$295,267

Net Assets	$391,347	$395,479
As of September 30, 2014, Newcastle is working to sell its commercial real estate properties in Beavercreek, OH.
As a result of the May 15, 2013 spin-off, the February 13, 2014 spin-off, and the plan to sell the commercial real estate properties in Beavercreek, OH, for all periods presented, the assets, liabilities and results of operations of those components of Newcastle’s operations that (i) were part of the spin-off, and/or (ii) represent operations in which Newcastle has no significant continuing involvement, are presented separately in discontinued operations in Newcastle’s consolidated financial statements.

With respect to the planned sale of the commercial real estate properties in Beavercreek, Ohio, the assets of discontinued operations include $6.6 million and $6.6 million of investments in other real estate and $0.3 million and $0.2 million of cash and cash equivalents, restricted cash and receivables and other assets, as of September 30, 2014 and December 31, 2013, respectively. The liabilities of discontinued operations include $0.4 million of accounts payable, accrued liabilities and other liabilities, as of September 30, 2014 and December 31, 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income	$—	$—	$—	$15,095
Interest Expense	—	—	2,096	—
Net interest income (loss)	—	—	(2,096)	15,095

Media income	—	—	68,213	—
Rental income	527	542	1,630	1,545
Other income (loss)	—	(2,386)	—	(2,388)
Change in fair value of investments in excess mortgage servicing rights	—	—	—	3,894
Change in fair value of investments in equity method investees	—	—	—	885
Earnings from investments in equity method investees	—	1,045	—	19,331
Total media, rental and other income (loss)	527	(799)	69,843	23,267

Media operating expenses	—	—	65,826	—
Property operating costs	327	262	838	761
General and administrative expenses	9	6	1,973	2,429
Depreciation and amortization	64	54	4,773	164
Income tax (benefit) expense	—	—	(915)	—
Total expenses	400	322	72,495	3,354

Income (loss) from discontinued operations	$127	$(1,121)	$(4,748)	$35,008

Net income attributable to noncontrolling interest	$—	$—	$522	$—

The May 15, 2013 spin-off resulted in a $1.2 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options.

The February 13, 2014 spin-off resulted in a $0.4 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 13).

Upon the spin-off of New Senior expected on November 6, 2014, the assets, liabilities and results of operations of this component of Newcastle’s operations that (i) are part of the spin-off, and (ii) represent operations in which Newcastle has no significant continuing involvement, will be presented separately in discontinued operations in Newcastle’s consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle's segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Nine Months Ended September 30, 2014
Interest income	$—	$70,635	$39,102	$112	$41	$—	$(6,001)	$103,889
Interest expense	(41,429)	(16,932)	(32,344)	(14,764)	(2,872)	—	6,001	(102,340)
Inter-segment elimination	—	(6,001)	1,748	4,253	—	—	—	—
Net interest income (expense)	(41,429)	47,702	8,506	(10,399)	(2,831)	—	—	1,549
Impairment (reversal)	—	(2,185)	942	—	—	—	—	(1,243)
Operating revenues	184,763	—	—	226,864	—	—	—	411,627
Other income, net	1,457	34,717	32,698	2,718	—	—	—	71,590
Loan and security servicing expense	—	466	958	—	—	—	—	1,424
Property operating expenses	74,092	—	—	—	—	—	—	74,092
Operating expenses - golf (C)	—	—	—	183,925	—	—	—	183,925
Repairs and maintenance expenses - golf	—	—	—	7,194	—	—	—	7,194
Cost of sales - golf	—	—	—	23,183	—	—	—	23,183
General and administrative expense	3,116	—	2,921	986	5,963	—	—	12,986
Acquisition and transaction expenses (D)	12,800	—	—	1,530	64	—	—	14,394
Management fee to affiliate	6,766	—	—	—	16,852	—	—	23,618
Depreciation and amortization	74,672	—	—	23,053	87	—	—	97,812
Income tax expense	1,025	—	—	144	—	—	—	1,169
Income (loss) from continuing operations	(27,680)	84,138	36,383	(20,832)	(25,797)	—	—	46,212
Loss from discontinued operations, net of tax	—	—	—	—	—	(4,748)	—	(4,748)
Net income (loss)	(27,680)	84,138	36,383	(20,832)	(25,797)	(4,748)	—	41,464
Preferred dividends	—	—	—	—	(4,185)	—	—	(4,185)
Net loss attributable to noncontrolling interests	—	—	—	189	—	522	—	711
Income (loss) applicable to common stockholders	$(27,680)	$84,138	$36,383	$(20,643)	$(29,982)	$(4,226)	$—	$37,990

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended September 30, 2014
Interest income	$—	$19,316	$9,749	$37	$6	$—	$(1,564)	$27,544
Interest expense	(14,138)	(4,823)	(9,343)	(4,847)	(962)	—	1,564	(32,549)
Inter-segment elimination	—	(1,564)	112	1,452	—	—	—	—
Net interest income (expense)	(14,138)	12,929	518	(3,358)	(956)	—	—	(5,005)
Impairment (reversal)	—	(4,143)	128	—	—	—	—	(4,015)
Operating revenues	67,256	—	—	81,494	—	—	—	148,750
Other income, net	1,481	1,822	8,067	2,729	—	—	—	14,099
Loan and security servicing expense	—	157	2	—	—	—	—	159
Property operating expenses	26,519	—	—	—	—	—	—	26,519
Operating expenses - golf (C)	—	—	—	64,984	—	—	—	64,984
Repairs and maintenance expenses - golf	—	—	—	2,592	—	—	—	2,592
Cost of sales - golf	—	—	—	8,420	—	—	—	8,420
General and administrative expense	1,415	—	1,051	527	2,238	—	—	5,231
Acquisition and transaction expenses (D)	3,992	—	—	27	(711)	—	—	3,308
Management fee to affiliate	2,442	—	—	—	5,664	—	—	8,106
Depreciation and amortization	28,648	—	—	8,362	13	—	—	37,023
Income tax expense	334	—	—	—	—	—	—	334
Income (loss) from continuing operations	(8,751)	18,737	7,404	(4,047)	(8,160)	—	—	5,183
Income from discontinued operations, net of tax	—	—	—	—	—	127	—	127
Net income (loss)	(8,751)	18,737	7,404	(4,047)	(8,160)	127	—	5,310
Preferred dividends	—	—	—	—	(1,395)	—	—	(1,395)
Net loss attributable to noncontrolling interests	—	—	—	21	—	—	—	21
Income (loss) applicable to common stockholders	$(8,751)	$18,737	$7,404	$(4,026)	$(9,555)	$127	$—	$3,936

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
September 30, 2014
Investments, net (E)	$1,696,999	$547,654	$424,686	$332,897	$—	$—	$3,002,236
Cash and restricted cash	42,549	1,672	—	10,786	207,201	—	262,208
Other assets	76,851	1,731	1,138	32,099	177	—	111,996
Assets of discontinued operations	—	—	—	—	—	6,863	6,863
Total assets	1,816,399	551,057	425,824	375,782	207,378	6,863	3,383,303
Debt, net (E)	1,148,008	376,725	406,217	160,692	51,233	—	2,142,875
Other liabilities	82,580	4,845	1,253	154,207	46,950	—	289,835
Liabilities of discontinued operations	—	—	—	—	—	412	412
Total liabilities	1,230,588	381,570	407,470	314,899	98,183	412	2,433,122
Preferred stock	—	—	—	—	61,583	—	61,583
Noncontrolling interests	—	—	—	176	—	—	176
Equity attributable to common stockholders	$585,811	$169,487	$18,354	$60,707	$47,612	$6,451	$888,422

Additions to investments in real estate excluding intangibles and other liabilities, net of other assets acquired	$253,606	$—	$—	$12,833	$—	$638	$267,077

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Nine Months Ended September 30, 2013
Interest income	$2	$95,254	$79,700	$—	$141	$—	$(3,455)	$171,642
Interest expense	(5,358)	(19,013)	(41,483)	—	(2,864)	—	3,455	(65,263)
Inter-segment elimination	—	(3,455)	3,455	—	—	—	—	—
Net interest income (expense)	(5,356)	72,786	41,672	—	(2,723)	—	—	106,379
Impairment (reversal)	—	(389)	(6,635)	—	—	—	—	(7,024)
Operating revenues	50,880	—	—	—	—	—	—	50,880
Other income, net	46	16,496	4,028	—	—	—	—	20,570
Loan and security servicing expense	—	563	2,397	—	3	—	—	2,963
Property operating expenses	31,827	—	—	—	—	—	—	31,827
General and administrative expense	9,591	—	18	—	13,886	—	—	23,495
Management fee to affiliate	3,028	—	—	—	21,851	—	—	24,879
Depreciation and amortization	15,715	—	—	—	2	—	—	15,717
Income (loss) from continuing operations	(14,591)	89,108	49,920	—	(38,465)	—	—	85,972
Income from discontinued operations	—	—	—	—	—	35,008	—	35,008
Net income (loss)	(14,591)	89,108	49,920	—	(38,465)	35,008	—	120,980
Preferred dividends	—	—	—	—	(4,185)	—	—	(4,185)
Income (loss) applicable to common stockholders	$(14,591)	$89,108	$49,920	$—	$(42,650)	35,008	—	$116,795

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

	Senior	Debt Investments (A)				Discontinued
	Housing (A)	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended September 30, 2013
Interest income	$2	27,027	$21,942	—	$39	—	$(1,524)	$47,486
Interest expense	(2,880)	(5,051)	(13,190)	—	(958)	—	1,524	(20,555)
Inter-segment elimination	—	(1,524)	1,524	—	—	—	—	—
Net interest income (expense)	(2,878)	20,452	10,276	—	(919)	—	—	26,931
Impairment (reversal)	—	(12,375)	(623)	—	—	—	—	(12,998)
Operating revenues	24,370	—	—	—	—	—	—	24,370
Other income (loss), net	(74)	4,821	1,963	—	—	—	—	6,710
Loan and security servicing expense	—	179	726	—	3	—	—	908
Property operating expenses	15,542	—	—	—	—	—	—	15,542
General and administrative expense	6,095	—	—	—	3,255	—	—	9,350
Management fee to affiliate	1,450	—	—	—	5,716	—	—	7,166
Depreciation and amortization	7,676	—	—	—	2	—	—	7,678
Income (loss) from continuing operations	(9,345)	37,469	12,136	—	(9,895)	—	—	30,365
Loss from discontinued operations	—	—	—	—	—	(1,121)	—	(1,121)
Net income (loss)	(9,345)	37,469	12,136	—	(9,895)	(1,121)	—	29,244
Preferred dividends	—	—	—	—	(1,395)	—	—	(1,395)
Income (loss) applicable to common stockholders	$(9,345)	$37,469	$12,136	$—	$(11,290)	$(1,121)	$—	$27,849

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

(B)	The following table summarizes the investments and debt in the other debt segment:

	September 30, 2014
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Subprime mortgage loans subject to call options	$406,217	$406,217	$406,217	$406,217
Other
Unlevered real estate securities	166,999	11,279	—	—
Other investments	N/A	6,399	—	—
Residential mortgage loans	1,276	791	—	—
	$574,492	$424,686	$406,217	$406,217

(C)
Operating expenses-golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $1.2 million and $3.9 million for the three and nine months ended September 30, 2014, respectively.

(D)	Includes all transaction related and spin-off related expenses.

(E)	Net of $39.7 million of inter-segment eliminations.

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

As of September 30, 2014, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Newcastle had variable interests in the following unconsolidated VIEs at September 30, 2014, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle's Investment (C)
Newcastle CDO V	$126,228	$154,574	$7,013

(A)	Face amount.

(B)	Newcastle CDO V includes $41.4 million face amount of debt owned by Newcastle with a carrying value of $7.0 million at September 30, 2014.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

5. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2014, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

			Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount		Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS-Conduit	$157,778		$161,688	$(63,210)	$98,478	$34,030	$—	$132,508	26	B+	5.52%	12.08%	2.3	12.4%
CMBS- Single Borrower	79,396		79,044	(12,364)	66,680	3,672	(4)	70,348	12	BB-	6.33%	7.25%	2.3	2.2%
CMBS-Large Loan	3,229		3,229	—	3,229	—	—	3,229	1	BBB-	3.36%	3.36%	0.2	4.4%
REIT Debt	29,200		28,856	—	28,856	1,437	—	30,293	5	BB+	5.89%	6.88%	0.8	N/A
Non-Agency RMBS	87,113		97,879	(59,987)	37,892	22,339	—	60,231	33	CCC+	1.04%	10.75%	6.2	26.8%
ABS-Franchise	8,464		7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
CDO (E)	21,377		6,394	—	6,394	7,327	—	13,721	3	B-	1.10%	10.11%	7.7	27.1%
Debt Security Total / Average (F)	$386,557		$384,737	$(143,208)	$241,529	$68,805	$(4)	$310,330	81	B	4.47%	9.75%	3.3
Equity Securities		—	—	—	—	309	—	309	1
Total		384,737,000	$384,737	$(143,208)	$241,529	$69,114	$(4)	$310,639	82

(A)	See Note 12 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $112.5 million.

(F)	The total outstanding face amount was $262.6 million for fixed rate securities and $124.0 million for floating rate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2014, Newcastle recorded no other-than-temporary impairment charges (“OTTI”) with respect to real estate securities. Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted no adverse changes in the expected cash flows on certain of these securities. Unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of September 30, 2014.

		Amortized Cost Basis
Securities in	Outstanding		Other-than-					Number	Weighted Average
an Unrealized	Face	Before	Temporary	After	Gross Unrealized		Carrying	of				Life
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$3,237	$3,237	$—	$3,237	$—	$(4)	$3,233	1	BBB-	5.78%	5.78%	0.1
Twelve or More Months	—	—	—	—	—	—	—	—	—	—%	—%	—
Total	$3,237	$3,237	$—	$3,237	$—	$(4)	$3,233	1	BBB-	5.78%	5.78%	0.1

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

September 30, 2014
Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	$ N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	—	—	—	—
Non credit impaired securities	3,233	3,237	—	(4)
Total debt securities in an unrealized loss position	$3,233	$3,237	$—	$(4)

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
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the nine months ended September 30, 2014:

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

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at September 30, 2014:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$40,073	16.7%	$29,606	31.0%
Northeastern U.S.	51,078	21.2%	23,194	24.2%
Southeastern U.S.	47,340	19.7%	19,477	20.4%
Midwestern U.S.	33,008	13.7%	12,310	12.9%
Southwestern U.S.	51,696	21.5%	10,382	10.9%
Other	10,825	4.5%	608	0.6%
Foreign	6,383	2.7%	—	0.0%
	$240,403	100.0%	$95,577	100.0%

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
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

6. REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. Purchased loans that Newcastle has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held-for-investment. Alternatively, loans acquired with the intent to sell are classified as held-for-sale.

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at September 30, 2014. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$132,053	$99,666	7	7.25%	7.20%	1.2	71.6%	$12,000
Corporate Bank Loans	169,659	106,296	5	21.84%	13.19%	1.8	0.6%	—
B-Notes	22,067	18,761	1	12.00%	7.32%	4.3	0.0%	—
Whole Loans	269	269	1	4.00%	7.48%	0.4	0.0%	—
Total Real Estate Related and other Loans Held-for-Sale, Net	$324,048	$224,992	14	14.53%	10.34%	1.7	29.5%	$12,000

Residential Loans (D)	4,686	4,036	8	7.74%	1.84%	1.7	100.0%	1,105
Total Residential Mortgage Loans Held-for-Sale, Net	$4,686	$4,036	8	7.74%	1.84%	1.7	100.0%	$1,105

Subprime Mortgage Loans Subject to Call Option	$406,217	$406,217

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average life is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of September 30, 2014, $76.5 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

Loans Held-for-Investment
Loans held-for-investment are recorded net of any unamortized discount (or gross of any unamortized premiums), including any fees received and an allowance for loan loss based on inputs determined using management’s best estimates. If the fair value of a loan declines below its carrying amount, Newcastle records an allowance for loss in accordance with ASC 310-10-35-37 to 40. If such loan subsequently increases in value, Newcastle records a reversal of such allowance to the extent of the previously recorded allowance (i.e., any increase in value above the recorded investment in the loan is not recorded). For impaired loans other than impaired loans acquired at a discount for credit quality, Newcastle accrues for interest on the net carrying amount of the loans (provided that no interest is accrued to the extent it is deemed uncollectible), and other changes in the carrying amount of the loans are recorded as an adjustment to the loss allowance (either an increase or a reversal), in accordance with ASC 310-10-35-40a.
Loans Held-for-Sale
Loans held-for-sale are recorded net of any unamortized discount (or gross of any unamortized premiums), including any fees received and are measured at the lower of cost or fair value, with valuation changes recorded in other income. As loans held-for-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

sale are recognized at the lower of cost or fair value, Newcastle’s allowance for loss policy does not apply to these loans. Purchase price discounts or premiums are deferred in a contra loan account until the related loans is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.

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

In July 2014, Newcastle sold residential whole loans with an outstanding face amount of $37.4 million at a price of 91.5% of par or $34.7 million of proceeds.  A part of the proceeds was used to repay $23.0 million in repurchase agreements associated with these loans.  Newcastle recognized a gain on settlement of investments of $7.8 million and incurred approximately $1.2 million of transaction expenses.

The following is a summary of real estate related and other loans by maturities at September 30, 2014:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$12,000	$—	1
Period from October 1, 2014 to December 31, 2014	—	—	—
2015	64,720	718	6
2016	64,843	63,227	2
2017	24,370	24,370	1
2018	22,067	18,761	1
2019	122,974	105,846	2
Thereafter	13,074	12,070	1
Total	$324,048	$224,992	14

(1)	Based on the final extended maturity date of each loan investment as of September 30, 2014.

(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale		Held-for-Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans
Balance at December 31, 2013	$437,530	$2,185	$255,450
Purchases / additional fundings	—	—	—
Interest accrued to principal balance	15,960	—	—
Principal paydowns	(240,119)	(9,333)	(9,436)
Transfer to held-for-sale	—	246,121	(246,121)
Sales	—	(233,349)	—
Valuation (allowance) reversal on loans	2,186	(109)	(833)
Accretion of loan discount and other amortization	8,867	—	115
Other	568	(1,479)	825
Balance at September 30, 2014	$224,992	4,036	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The following is a rollforward of the related loss allowance.

	Held-For-Sale		Held-For-Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans (A)
Balance at December 31, 2013	$(94,037)	$(824)	$(12,247)
Charge-offs (B)	14,397	84	711
Transfer to held-for-sale	—	(12,369)	12,369
Sales	—	13,006	—
Valuation (allowance) reversal on loans	2,186	(109)	(833)
Balance at September 30, 2014	$(77,454)	$(212)	$—

(A)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.
(B) The charge-offs for real estate related loans represent one loan which was under restructuring.

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at September 30, 2014:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$28,298	17.8%	$991	21.1%
Northeastern U.S.	26,426	16.6%	531	11.3%
Southeastern U.S.	51,494	32.3%	3,025	64.6%
Midwestern U.S.	3,830	2.4%	139	3.0%
Southwestern U.S.	10,446	6.5%	—	—%
Foreign	38,898	24.4%	—	—%
	$159,392	100.0%	$4,686	100.0%
Other	164,656	(A)
	$324,048

(A)	Includes corporate bank loans which are not directly secured by real estate assets.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at September 30, 2014:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$334,758	$468,100	$802,858
Loans subject to call option (carrying value)	$299,176	$107,041	$406,217
Retained interests (fair value) (B)	$3,057	$—	$3,057

(A)	Average loan seasoning of 110 months and 92 months for Subprime Portfolios I and II, respectively, at September 30, 2014.

(B)
The retained interests include retained bonds of the securitizations with negligible monthly interest cash flow until principal payment is available. The fair value of which is estimated based on pricing service quotation. Newcastle’s retained interests were written off in 2010. The weighted average yield of the retained bonds was 22.40% as of September 30, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of September 30, 2014:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$334,758	$468,100
Weighted average coupon rate of loans	5.83%	4.71%
Delinquencies of 60 or more days (UPB) (A)	$83,602	$164,991
Net credit losses for the nine months ended September 30, 2014	$20,347	$24,126
Cumulative net credit losses	$267,152	$325,700
Cumulative net credit losses as a % of original UPB	17.8%	29.9%
Percentage of ARM loans (B)	51.0%	64.2%
Percentage of loans with original loan-to-value ratio >90%	10.8%	16.9%
Percentage of interest-only loans	8.7%	18.7%
Face amount of debt (C)	$330,758	$468,100
Weighted average funding cost of debt (D)	0.51%	0.43%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at September 30, 2014.

(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the nine months ended September 30, 2014 and 2013.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN SENIOR HOUSING AND OTHER REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Senior Housing
Land	$137,720	$—	$137,720	$102,235	$—	$102,235
Buildings, improvements and other	1,489,208	(44,451)	1,444,757	1,271,087	(10,422)	1,260,665
Investments in Senior Housing Real Estate	$1,626,928	$(44,451)	$1,582,477	$1,373,322	$(10,422)	$1,362,900

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Golf
Land	$90,324	$—	$90,324	$90,324	$—	$90,324
Buildings	49,188	(3,005)	46,183	48,878	—	48,878
Building improvements	89,383	(8,682)	80,701	87,623	—	87,623
Furniture, fixtures and equipment	18,601	(3,516)	15,085	17,723	—	17,723
Capital leases - equipment	5,162	(219)	4,943	—	—	—
Construction in progress	8,274	—	8,274	5,660	—	5,660
Investments in Other Real Estate	$260,932	$(15,422)	$245,510	$250,208	$—	$250,208

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its senior housing real estate and golf business:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Senior Housing
In-place resident lease intangibles	$165,651	$(62,003)	$103,648	$112,267	$(21,902)	$90,365
Above market lease intangibles	2,567	(87)	2,480	1,546	(2)	1,544
Other intangibles	9,242	(848)	8,394	9,298	(348)	8,950
Total Senior Housing	177,460	(62,938)	114,522	123,111	(22,252)	100,859
Golf
Trade name	700	(17)	683	700	—	700
Leasehold intangibles	50,275	(3,903)	46,372	50,275	—	50,275
Management contracts	37,650	(3,500)	34,150	37,659	—	37,659
Internally-developed software	800	(120)	680	800	—	800
Membership base	5,214	(562)	4,652	5,214	—	5,214
Nonamortizable liquor license	850		850	900	—	900
Total Golf	95,489	(8,102)	87,387	95,548	—	95,548

Total Intangibles	$272,949	$(71,040)	$201,909	$218,659	$(22,252)	$196,407

In the senior housing business, the gross carrying amount of the in-place resident lease intangibles is amortized on a straight-line basis over the average length of stay of the residents: 24 months for assisted living and memory care facilities and 33 months for independent living facilities. Above market lease intangibles and other intangibles are amortized on a straight-line basis over the estimated useful lives of 17-82 years and 5-13 years, respectively.

In the golf business, the gross carrying amount of the intangibles are amortized on a straight-line basis over the following estimated useful lives: 30-40 years for trade name; 9-10 years for leasehold intangibles; 11-12 years for management contracts; 5 years for internally developed software and 7-9 years for the membership base.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

9.    RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle's receivables and other assets:

	September 30, 2014	December 31, 2013
Accounts receivable, net	$7,263	$11,550
Deferred financing costs	37,219	42,473
Derivative assets	—	43,662
Prepaid expenses	20,370	8,601
Interest receivable	1,557	4,667
Deposits	10,097	9,915
Inventory	5,474	5,140
Miscellaneous assets, net	30,016	13,587
	$111,996	$139,595

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

10.   DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations and related hedges at September 30, 2014:

	September 30, 2014
										Collateral					Aggregate
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Life (Years)	Floating Rate Face Amount (C)	Notional Amount of Current Hedges (D)
CDO Bonds Payable
CDO VI (E)	Apr 2005	$92,349	$92,349	Apr 2040	0.84%		5.36%	5.2	$88,894	$156,016	$89,826	$123,941	2.6	$34,221	$130,342
CDO VIII	Nov 2006	71,813	71,770	Nov 2052	2.12%		6.55%	2.3	64,213	226,441	160,931	175,216	2.2	89,874	83,673
CDO IX	May 2007	65,671	66,739	May 2052	0.72%		0.18%	1.6	65,671	297,120	238,374	248,189	2.5	64,489	—
		229,833	230,858				4.23%	3.3	218,778	679,577	489,131	547,346	2.4	188,584	214,015
Other Bonds and Notes Payable
NCT 2013-VI IMM-1 (F)	Nov 2013	88,223	82,063	Apr 2040	LIBOR+0.25%		5.86%	1.7	88,223	N/A	N/A	N/A	N/A	N/A	—
		88,223	82,063				5.86%	1.7	88,223	N/A	N/A	N/A	N/A	N/A	—
Repurchase Agreements (G)
CDO securities (F)	Dec 2013	63,804	63,804	Oct 2014	LIBOR+1.65%		1.81%	0.1	63,804	N/A	N/A	N/A	N/A	N/A	—
		63,804	63,804				1.81%	0.1	63,804	N/A	N/A	N/A	N/A	N/A	—
Mortgage Notes Payable
Fixed Rate - Managed Properties		157,393	158,037	Aug 2018 to Mar 2020	1.66% to 4.93%	(H) (I)	4.84%	4.6	N/A	N/A	180,655	180,655	N/A	N/A	—
Floating Rate - Managed Properties		278,549	278,549	Aug 2016 to Sept 2019	LIBOR +2.75% to LIBOR+3.75%	(J)	4.55%	3.6	278,549	N/A	366,598	366,598	N/A	N/A	—
Fixed Rate - Triple Net Lease Properties		711,422	711,422	Jan 2021 to Jan 2024	3.83% to 8.00%	(K)	5.10%	7.3	N/A	N/A	962,489	962,489	N/A	N/A	—
		1,147,364	1,148,008				4.93%	6.0	278,549	N/A	1,509,742	1,509,742	N/A	N/A	—
Golf Credit Facilities (L)
First Lien Loan	Dec 2013	49,923	49,923	Dec 2018	LIBOR+4.00%	(M)	4.50%	3.3	49,923	N/A	N/A	N/A	N/A	N/A	—
Second Lien Loan	Dec 2013	105,575	105,575	Dec 2018	5.50%		5.50%	3.3	—	N/A	N/A	N/A	N/A	N/A	—
Vineyard II	Dec 1993	200	200	Dec 2043	2.13%		2.13%	29.2	200	N/A	N/A	N/A	N/A	N/A	—
Capital Leases (Equipment)	May-Sep 2014	4,994	4,994	Mar 2020	5.25% to 7.15%		6.96%	5.5	—	N/A	N/A	N/A	N/A	N/A	—
		160,692	160,692				5.23%	3.4	50,123	N/A	N/A	N/A	N/A	N/A	—
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,233	Apr 2035	7.57%	(N)	7.36%	20.6	—	N/A	N/A	N/A	N/A	N/A	—
		51,004	51,233				7.36%	20.6	—	N/A	N/A	N/A	N/A	N/A	—
Subtotal debt obligations		1,740,920	1,736,658				4.87%	5.4	$699,477	$679,577	$1,998,873	$2,057,088	2.4	$188,584	$214,015
Financing on subprime mortgage loans subject to call option (O)		406,217	406,217
Total debt obligations		$2,147,137	$2,142,875
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)
Including the effect of applicable hedges and deferred financing cost. For fixed rate mortgage notes payable, the weighted average funding cost is calculated based on the average rate during the nine months ended September 30, 2014.

(C)	Excluding (i) restricted cash held in CDOs to be used for principal and interest payments of CDO debt, and (ii) operating cash from the senior housing business.

(D)	Including the $130.3 million portion of the notional amount of interest rate swap in CDO VI, which acted as an economic hedge that was not designated as a hedge for accounting purposes.

(E)
This CDO was not in compliance with its applicable over collateralization tests as of September 30, 2014. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the foreseeable future.

(F)	Represents financings of previously repurchased Newcastle CDO bonds for which the collateral is eliminated in consolidation.

(G)
These repurchase agreements had less than $0.1 million of accrued interest payable at September 30, 2014. $63.8 million face amount of these repurchase agreements were renewed subsequent to September 30, 2014. The counterparty on these repurchase agreements is Bank of America ($63.8 million). Newcastle has margin exposure on a $63.8 million repurchase agreement related to the financing of certain Newcastle CDO VIII and CDO IX notes. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity.

(H)	For loans totaling $40.7 million issued in August 2013, Newcastle bought down the interest rate to 4% for the first two years. Thereafter, the interest rate will range from 5.99% to 6.76%.

(I)
For a loan with a total balance of $11.4 million, the interest rate for the first two years is based on the applicable US Treasury Security rates. The interest rate for years 3 through 5 is 4.5%, 4.75% and 5.0%, respectively.

(J)	$165.0 million of the floating rate mortgages have a LIBOR floor of 1.0%.

(K)
For loans with a total balance $358.4 million and $313.5 million, Newcastle bought down the interest rate to 4.00% and 3.83%, respectively, until January 2019. Thereafter, the interest rates will increase to 4.99% and 4.56%, respectively.

(L)	The golf credit facilities are collateralized by all of the assets of the golf business.

(M)	Interest rate on this is based on 3 month LIBOR with a LIBOR floor of 0.5%.

(N)	LIBOR +2.25% after April 2016.

(O)	Issued in April 2006 and July 2007 and secured by the general credit of Newcastle. See Note 6 regarding the securitizations of Subprime Portfolio I and II.

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, Newcastle’s cash flow and liquidity are negatively impacted upon such a failure. As of September 30, 2014, CDO VI was not in compliance with its over collateralization tests. Based upon Newcastle's current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future.

In July 2014, Newcastle financed an additional $20.0 million face amount of previously repurchased CDO bonds payable with repurchase agreements for $12.0 million.  These repurchase agreements bear interest at one month LIBOR + 1.65%, mature in August 2014 and are subject to customary margin provisions.

As of September 30, 2014, Newcastle has unused borrowing capacity of $4.6 million on the golf credit facilities.

The Golf business leases equipment under capital lease agreements. The agreements normally provide for minimum rentals plus executory costs. Lease terms are 66 months with a purchase price option at the termination of the lease.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2014 are as follows:

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

October 1, 2014 - December 31, 2014	$260
2015	1,041
2016	1,041
2017	1,041
2018	1,041
2019 and thereafter	1,670
Total minimum lease payments	6,094
Less: imputed interest	1,100
Present value of net minimum lease payments	$4,994

Newcastle’s non-CDO financings, mortgage notes payable and golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of September 30, 2014.

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

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle's accounts payable, accrued expenses and other liabilities:

	September 30, 2014	December 31, 2013
Accounts payable and accrued expenses	$58,328	$43,473
Membership deposit liabilities	77,564	71,644
Deferred revenue	13,309	36,985
Security deposit payable	57,139	48,823
Unfavorable leasehold interests	15,060	23,113
Derivative liabilities	4,528	13,795
Accrued rent	3,369	—
Due to affiliates	6,365	5,878
Miscellaneous liabilities	13,403	18,114
	$249,065	$261,825

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

12.   FAIR VALUE

Fair Value Summary Table

The carrying values and fair values of Newcastle’s assets and liabilities at September 30, 2014 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Weighted Average Yield/Funding Cost (B)	Weighted Average Life (Years)
Assets
Financial instruments:
Real estate securities, available-for-sale (C)*	$386,557	$310,639	$310,639	Broker quotations, counterparty quotations, pricing services, pricing models	9.75%	3.3
Real estate related and other loans, held-for-sale, net	324,048	224,992	239,701	Broker quotations, counterparty quotations, pricing services, pricing models	14.53%	1.7
Residential mortgage loans, held-for-sale, net	4,686	4,036	4,317	Broker/counterparty quotations	7.74%	1.7
Subprime mortgage loans subject to call option (D)	406,217	406,217	(D)	(D)	9.09%	(D)
Restricted cash (I)		4,624	4,624
Cash and cash equivalents (I)		257,584	257,584
Investments in senior housing real estate, net (H)		1,582,477
Investments in other real estate, net (H)		245,510
Intangibles, net (H)		201,909
Other investments (H)		26,456
Assets of discontinued operations (H)		6,863

Liabilities
Financial instruments:
CDO bonds payable (G)	$229,833	$230,858	$127,254	Pricing models	4.23%	3.3
Other bonds and notes payable (G)	88,223	82,063	82,070	Broker quotations, pricing models	5.86%	1.7
Repurchase agreements	63,804	63,804	63,804	Market comparables	1.81%	0.1
Mortgage notes payable	1,147,364	1,148,008	1,157,815	Pricing models	4.93%	6.0
Credit facilities and obligations under capital leases, golf	160,692	160,692	160,692	Pricing models	5.23%	3.4
Financing of subprime mortgage loans subject to call option (D)	406,217	406,217	(D)	(D)	9.09%	(D)
Junior subordinated notes payable	51,004	51,233	31,833	Pricing models	7.36%	20.6
Interest rate swaps, treated as hedges (E)(F)*	83,673	2,852	2,852	Counterparty quotations	N/A	(E)
Non-hedge derivatives (E)(F)*	130,342	1,676	1,676	Counterparty quotations	N/A	(E)
Liabilities of discontinued operations		412
*Measured at fair value on a recurring basis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

(B)	The weighted average yield and weighted average funding cost are disclosed for financial instrument assets and liabilities, respectively.

(C)	Excludes eight CDO securities with a zero value, which had an aggregate face amount of $112.5 million.

(D)	Represents an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6).

(E)
As of September 30, 2014, all derivative liabilities, which represent three interest rate swaps, were held within Newcastle’s nonrecourse structures. An aggregate notional balance of $214.0 million is subject to the credit risks of the respective CDO structures. As they are senior to all the debt obligations of the respective CDOs and the fair value of each of the CDOs’ total investments exceeded the fair value of each of the CDOs’ derivative liabilities, no credit valuation adjustments were recorded. Newcastle’s interest rate swap counterparties include Bank of America and Bank of New York Mellon. Newcastle’s derivatives are included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

(F)	Interest rate swaps, treated as hedges:

	Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Interest rate swap agreements which receive 1-Month LIBOR:
	April 2016	$83,673	5.04%	$2,852
Non-hedge derivatives:

	Maturity	Aggregate Notional Amount	Weighted Average Fixed Pay Rate	Aggregate Fair Value
Interest rate swap agreements which receive 1-Month LIBOR:
	March 2015	$130,342	4.85%	$1,676

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

(H)
Newcastle has certain assets that are subject to measurement at fair value on a nonrecurring basis. For these assets, measurement at fair value in the period subsequent to their initial recognition is applicable if determined to be impaired. During the nine months ended September 30, 2014, Newcastle did not have any material impaired assets that were required to be measured at fair value.

(I)	The carrying value of these assets and liabilities approximates fair value.

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
SEPTEMBER 30, 2014
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

The following table summarizes such financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Principal Balance or		Fair Value
	Notional Amount	Carrying Value	Level 2	Level 3	Total
Assets
Real estate securities, available-for-sale:
CMBS	$240,403	$206,085	$—	$206,085	$206,085
REIT debt (A)	29,200	30,293	30,293	—	30,293
Non-Agency RMBS	87,113	60,231	—	60,231	60,231
ABS - other real estate	8,464	—	—	—	—
CDO (B)	21,377	13,721	—	13,721	13,721
Equity securities	—	309	—	309	309
Real estate securities total	$386,557	$310,639	$30,293	$280,346	$310,639

Liabilities
Derivative Liabilities:
Interest rate swaps, treated as hedges	$83,673	$2,852	$2,852	$—	$2,852
Interest rate swaps, not treated as hedges	130,342	1,676	1,676	—	1,676
Derivative liabilities total	$214,015	$4,528	$4,528	$—	$4,528

(A)	REIT debt is measured at fair value based on more observable quotes. Therefore, is categorized as a Level 2 fair value hierarchy measurement.

(B)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $112.5 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended ended September 30, 2014 as follows:

	CMBS		ABS
	Conduit	Other	Subprime	Other	Equity/Other Securities	Linked Transactions	Total
Balance at December 31, 2013	$198,935	$85,534	57,581	$—	$59,757	$43,662	$445,469
Total gains (losses) (A)
Included in net income (B)	15,402	—	—	—	717	12,498	28,617
Included in other comprehensive income (loss)	(18,663)	(231)	5,432	—	4,874	—	(8,588)
Amortization included in interest income	14,986	368	4,101	72	1,866	—	21,393
Purchases, sales and repayments
Purchases	—	—	—	—	—	—	—
Proceeds from sales	(72,438)	—	—	—	(50,390)	—	(122,828)
Proceeds from repayments	(5,713)	(12,095)	(6,883)	(72)	(2,794)	(56,160)	(83,717)
Balance at September 30, 2014	$132,509	$73,576	60,231	$—	$14,030	$—	$280,346

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date.

(B)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

Nine Months Ended September 30, 2014
Gain (loss) on settlement of investments, net	$16,119
Other income (loss), net	12,498
OTTI	—
Total	$28,617

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—

Securities Valuation

As of September 30, 2014, Newcastle’s securities valuation methodology and results are further detailed as follows:

			Fair Value
	Outstanding Face	Amortized Cost	Multiple	Single	Internal Pricing
Asset Type	Amount (A)	Basis (B)	Quotes (C)	Quote (D)	Models (E)	Total
CMBS	$240,403	$168,387	$144,830	$61,255	$—	$206,085
REIT debt	29,200	28,856	30,293	—	—	30,293
Non-Agency RMBS	87,113	37,892	46,177	14,054	—	60,231
ABS - other real estate	8,464	—	—	—	—	—
CDO (F)	21,377	6,394	—	6,708	7,013	13,721
Equity securities	—	—	—	309	—	309
Total	$386,557	$241,529	$221,300	$82,326	$7,013	$310,639

(A)	Net of incurred losses.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

(B)	Net of discounts (or gross of premiums) and after OTTI.

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

Newcastle measures the fair value of REIT debt based on quoted market prices in less active markets or pricing service quotations and models utilizing observable market inputs. For securities that are categorized as a Level 3 fair value hierarchy measurement, there is a wide disparity between the quotes Newcastle receives. Management believes using an average of the quotes in these cases would generally not represent the fair value of the asset. Based on Newcastle’s own fair value analysis using internal models, management selects one of the quotes which are believed to more accurately reflect fair value. Newcastle never adjusts quotes received. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” – meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price.

(D)	Management was unable to obtain quotations from more than one source on these securities. The one source was generally the seller (the party that sold us the security) or a pricing service.

(E)	Securities whose fair value was estimated based on internal pricing models are further detailed as follows:

			Impairment	Unrealized	Weighted Average Significant Input
	Amortized Cost Basis (B)	Fair Value	Recorded In Current Period	Gains (Losses) in Accumulated OCI	Discount Rate	Prepayment Speed (G)	Cumulative Default Rate	Loss Severity
CDO	—	7,013	—	7,013	10.5%	5.0%	19.3%	72.5%
Total	$—	$7,013	$—	$7,013

At September 30, 2014, there was no ABS or CMBS fair value based on model mark assumptions.

All of the assumptions listed have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class but conform to industry conventions.  Newcastle uses assumptions that generate its best estimate of future cash flows of each respective security.

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

(F)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $112.5 million.

(G)	Projected annualized average prepayment rate.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of September 30, 2014:

				Valuation	Significant Input
	Outstanding			Allowance/	Range		Weighted Average
	Face	Carrying	Fair	(Reversal) In	Discount	Loss	Discount	Loss
Loan Type	Amount	Value	Value	Current Year	Rate	Severity	Rate	Severity
Mezzanine	$132,053	$99,666	$102,512	$(31)	5.0-9.0%	0% -100%	7.2%	22.5%
Bank Loan	169,659	106,296	118,156	1,299	15.0 - 35.9%	0% - 100%	21.8%	27.1%
B-Note	22,067	18,761	18,761	(3,454)	12.0%	0.0%	12.0%	0.0%
Whole Loan	269	269	272	—	4.0%	0.0%	4.0%	0.0%

Total Real Estate Related and other Loans Held-for-Sale, Net	$324,048	$224,992	$239,701	$(2,186)

The following table summarizes certain information for residential mortgage loans held-for-sale as of September 30, 2014:

				Valuation	Significant Input (Weighted Average)
	Outstanding			Allowance/
	Face	Carrying	Fair	(Reversal) In	Discount	Prepayment	Constant	Loss
Loan Type	Amount	Value	Value	Current Year (A)	Rate	Speed	Default Rate	Severity
Residential Loans	4,686	4,036	4,317	527	7.7%	0.2%	23.8%	5.1%
Total Residential Mortgage Loans, Held-for-Sale, Net	$4,686	$4,036	$4,317	$527

(A)	The valuation allowance (reversal) excludes $0.4 million allowance related to the manufactured housing portfolio that was sold in May 2014.

Derivatives

Derivative transactions are entered into by Newcastle solely for risk management purposes, except for total rate of return swaps. Such total rate of return swaps are essentially financings of certain reference assets which are treated as derivatives for accounting purposes. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Internal Revenue Code of 1986 among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.
Newcastle’s derivative instruments are comprised of interest rate swaps and linked transactions. Newcastle’s interest rate swaps are valued using counterparty quotations. These quotations are generally based on valuation models with model inputs that can generally

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Newcastle’s derivatives are recorded on its balance sheet as follows:

		Fair Value
	Balance sheet location	September 30, 2014	December 31, 2013
Derivative Assets
Linked transactions at fair value	Receivables and other assets	$—	$43,662
		$—	$43,662
Derivative Liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$2,852	$6,203
Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	1,676	7,592
		$4,528	$13,795

In May 2014, the CDO VIII Class 1 notes were repaid in full and the repurchase agreement was terminated. Therefore, the associated linked transaction was effectively terminated.

The following table summarizes information related to derivatives:

	September 30, 2014	December 31, 2013
Cash flow hedges
Notional amount of interest rate swap agreements	$83,673	$105,031
Cumulative unrealized loss in OCI on effective portion	(2,884)	(6,117)
Deferred hedge gain related to anticipated financings, which have subsequently occurred, net of amortization	116	170
Deferred hedge loss related to dedesignation, net of amortization	—	(45)
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	76	53
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(2,369)	(3,915)

Non-hedge Derivatives
Notional amount of interest rate swap agreements	130,342	185,871
Notional amount of linked transactions (A)	—	116,806

(A)	This represents the current face amount of the underlying financed securities comprising linked transactions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income statement	Three Months Ended September 30,		Nine Months Ended September 30,
	location	2014	2013	2014	2013
Cash flow hedges
Realized gain (loss) on the ineffective portion	Other income (loss)	$(158)	$—	$101	$—
Realized loss recognized at dedesignation	Other income (loss)	(34)	—	(34)	—
Realized loss reclassified from AOCI into income, related to effective portion	Interest expense	(1,024)	(1,280)	(3,481)	(4,848)
Realized hedge gain reclassified from AOCI into income, related to anticipated financings	Interest expense	18	17	53	50
Realized hedge loss reclassified from AOCI into income, related to effective portion of dedesignated hedges	Interest expense	(2)	(16)	(11)	(48)
Non-hedge derivatives gain (loss)
Interest rate swaps	Other income (loss)	1,762	1,894	5,866	7,302
Linked transactions	Other income (loss)	—	—	12,499	—
Linked transactions	Interest expense	—	(110)	(211)	(118)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
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
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

13.   EQUITY AND EARNINGS PER SHARE

A. Stockholder's Equity

On August 6, 2014, Newcastle's board of directors approved a 1-for-3 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on August 18, 2014, and the shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange beginning at the opening of trading on August 19, 2014.

On October 16, 2014, Newcastle's board of directors approved a 1-for-2 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on October 22, 2014, and the shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange beginning at the opening of trading on October 23, 2014.

As a result of the reverse stock splits, between August 18, 2014 and October 22, 2014, every six shares of Newcastle's common stock were converted into one share of common stock, reducing the number of issued and outstanding shares of Newcastle's common stock from approximately 398 million to approximately 66 million.

No fractional shares were issued in connection with the reverse stock splits. Each stockholder who was otherwise entitled to receive a fractional share of Newcastle's common stock was entitled to receive a cash payment in lieu of a fractional share.

The reverse stock splits were not subject to stockholder approval and did not change the authorized number of shares of Newcastle or the par value of Newcastle's common stock or preferred stock.

All common shares, outstanding options and per share amounts for all periods were retroactively adjusted to reflect the reverse stock splits.

The following table presents shares of common stock issued by Newcastle in connection with public offerings during 2014:

Aggregate Shares Purchased
	Number of			Net	by Principals of Fortress		Call Options Granted to Manager (A)
	Shares	Price per Share		Proceeds	Number of		Number of		Grant Date Value
Date	Issued	To Public	To Underwriters	(millions)	Shares	Price	Shares	Strike Price	(millions)
August 2014	7,654,166	N/A	$25.92	$197.9	83,333	$26.34	765,416	$26.34	$1.7	(B)

(A)	In connection with these offerings, Newcastle granted options to the Manager for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle.

(B)	The assumptions used in valuing the options were: a 2.7% risk-free rate, 8.6% dividend yield, 23.4% volatility and a 10 year term.

In July 2014, Newcastle issued an aggregate of 2,609 shares of its common stock to its independent directors as compensation.

In connection with the spin-off of New Media on February 13, 2014, the strike price of each Newcastle option was reduced by $5.34 to reflect the adjusted value of Newcastle’s shares as a result of the spin-off. The adjusted value was calculated based on the five day average closing price of the New Media's shares subsequent to the spin-off date.

In connection with the reverse stock splits, between August 18, 2014 and October 22, 2014, every six outstanding options were converted to one option, with no fractional options, and the strike price was increased by a factor of six.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

Newcastle’s outstanding options at September 30, 2014 consisted of the following:

	Number of Options	Strike Price (A)	Maturity Date
	27,080	77.04	11/22/2014
	54,999	72.18	1/12/2015
	333	75.72	8/1/2015
	28,331	71.70	11/1/2016
	40,330	76.80	1/23/2017
	76,000	67.14	4/11/2017
	182,527	9.06	3/29/2021
	283,305	5.16	9/27/2021
	311,194	9.66	4/3/2022
	377,500	11.04	5/21/2022
	416,524	10.98	7/31/2022
	958,331	18.18	1/11/2023
	383,331	21.24	2/15/2023
	670,829	22.56	6/17/2023
	965,847	24.24	11/22/2023
	765,416	26.34	8/18/2024
Total W/A	5,541,877	$20.83

(A)
The strike prices are subject to adjustment in connection with return of capital dividends. In the first quarter of 2014 strike prices were adjusted by $1.92 (adjusted to reflect the reverse stock splits) reflecting the portion of Newcastle’s 2013 dividends which was deemed return of capital.

As of September 30, 2014, Newcastle’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	179,186	4,833,961	5,013,147
Issued to the Manager and subsequently transferred to certain of the Manager's employees	47,554	480,843	528,397
Issued to the independent directors	333	—	333
Total	227,073	5,314,804	5,541,877
Weighted average strike price	$71.84	$18.65	$20.83

On March 14, 2014, Newcastle declared a quarterly dividend of $0.60 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended March 31, 2014. Dividends totaling $36.5 million were paid in April 2014.

On June 13, 2014, Newcastle declared a quarterly dividend of $0.60 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended June 30, 2014. Dividends totaling $36.6 million were paid in July 2014.

On September 17, 2014, Newcastle declared a quarterly dividend of $0.60 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended September 30, 2014. Dividends totaling $41.2 million were paid in October 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

B. Option Exercises

During the nine months ended September 30, 2014, employees of the Manager exercised 201,666 options with a weighted average exercise price of $6.72. Upon exercise, 160,342 shares of Newcastle common stock were issued reflecting the $4.1 million intrinsic value of the exercisable options net of the exercise price. In addition, 14,775 options were forfeited and transferred back to the Manager.

A Newcastle director exercised 333 options with an exercise price of $6.42 on August 27, 2014. Upon exercise, 254 shares of Newcastle common stock were issued reflecting the $6.9 thousand intrinsic value of the exercisable options net of the exercise price.

C. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. Newcastle’s common stock equivalents are its outstanding stock options. As of September 30, 2014, Newcastle had 227,079 antidilutive options. During the nine months ended September 30, 2014 and 2013, based on the treasury stock method, Newcastle had 1,781,669 and 1,044,116 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the three months ended September 30, 2014 and 2013, based on the treasury stock method, Newcastle had 1,536,773 and 1,275,671 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interest.

14.   COMMITMENTS AND CONTINGENCIES

Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at September 30, 2014, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

As part of the June 2014 Master Tenant lease, Newcastle committed to making $6.5 million immediately available for capital improvements and other repairs to the properties under the lease agreement and also agreed to make available to the June 2014 Master Tenant an additional $9.0 million at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, Newcastle will be entitled to a rent increase.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

15. INCOME TAXES

The provision for income taxes (including discontinued operations) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014(A)	2013
Current:
Federal	$129	$—	$718	$—
State and Local	29	—	194	—
Total Current Provision	$158	$—	$912	$—

Deferred:
Federal	$155	$—	$(159)	$—
State and Local	21	—	(499)	—
Total Deferred Provision	$176	$—	$(658)	$—

Total Provision for Income Taxes	$334	$—	$254	$—

(A)
The provision for income taxes for the nine months ended September 30, 2014 includes $0.9 million income tax benefit from New Media that is included in income (loss) from discontinued operations on the consolidated statement of income.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of September 30, 2014 and December 31, 2013 are presented below:

	September 30, 2014	December 31, 2013
Deferred tax assets:
Allowance for loan losses	$1,599	$2,076
Depreciation and amortization	37,425	94,880
Leaseholds	7,512	6,489
Accrued expenses	15,292	23,816
Deposits	7,787	7,787
Net operating losses	53,135	211,560
Other	837	17,036
Total deferred tax assets	123,587	363,644
Less valuation allowance	(123,392)	(363,192)
Net deferred tax assets(A)	$195	$452
Deferred tax liabilities:
Other	—	—
Total deferred tax liabilities	$—	$—

(A)	Recorded in Receivables and Other Assets on the consolidated balance sheets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of September 30, 2014 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

During the period ended September 30, 2014, the valuation allowance decreased by $239.8 million primarily related to the spin-off of New Media.

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2013	$363,192
Decrease due to spin-off of New Media	(244,401)
Other increase	4,601
Valuation allowance at September 30, 2014	$123,392

16.   GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$—	$1,381	$18,032	$9,590
Loss on settlement of real estate securities	—	—	—	(3,592)
Gain on repayment/disposition of loans held-for-sale	7,763	—	32,500	—
Loss on repayment/disposition of loans held-for-sale	—	—	—	(354)
Gain on termination of derivative	—	—	—	813
Loss on disposal of long-lived assets	(756)	7	(790)	(6)
	$7,007	$1,388	$49,742	$6,451
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$1,762	$1,894	$18,365	$7,302
Realized loss recognized at de-designation of hedges	(34)	—	(34)	—
Hedge ineffectiveness	(158)	—	101	—
Collateral management fee income, net	225	304	740	992
Equity in earnings of equity method investees	332	(458)	621	(458)
Other income (loss) (1)	4,965	223	5,465	1,718
	$7,092	$1,963	$25,258	$9,554
 (1) Includes a $5.2 million gain on a lease modification related to a golf course in Rowlett, Texas.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

17. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Income Components	Location	2014	2013	2014	2013
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$—	$—	$—	$(4,449)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	—	1,381	18,032	9,590
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	—	—	—	(3,592)
		$—	$1,381	$18,032	$1,549
Net realized gain (loss) on derivatives designated as cash flow hedges
Realized loss recognized upon de-designation	Other income (loss)	$(34)	$—	$(34)	$—
Hedge ineffectiveness	Other income (loss)	$(158)	$—	$101	$—
Amortization of deferred gain	Interest expense	16	1	42	2
Realized loss reclassified from AOCI into income, related to effective portion	Interest expense	(1,024)	(1,280)	(3,481)	(4,848)
		$(1,200)	$(1,279)	$(3,372)	$(4,846)

Total reclassifications		$(1,200)	$102	$14,660	$(3,297)

18.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Nine Months Ended September 30,
	2014	2013
Restricted cash generated from sale of securities	$72,442	$135,900
Restricted cash generated from sale of loans	$—	$9,318
Restricted cash generated from paydowns on securities and loans	$297,505	$281,889
Restricted cash used for repayments of CDO bonds payable	$321,921	$337,143
Restricted cash used for settlement of derivative instruments	$—	$1,563

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2014
(dollars in tables in thousands, except share data)

19.   RECENT ACTIVITIES

These financial statements include a discussion of material events, if any, that have occurred subsequent to September 30, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On October 7, 2014, Newcastle entered into a new loan agreement in the total amount of $115.0 million, which carries an interest rate of LIBOR plus 3.25% and has an initial maturity date of October 6, 2017. The loan is secured by the senior housing triple net lease properties acquired by Newcastle on June 30, 2014 and consist of six properties.

On October 16, 2014, Newcastle's board of directors approved a 1-for-2 reverse stock split. The reverse stock split was effective after the close of trading on October 22, 2014 and shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange beginning at the opening of trading on October 23, 2014. No fractional shares were issued in connection with the reverse stock split. Each stock holder who would otherwise be entitled to receive a fractional share of Newcastle's common stock was entitled to receive a cash payment in lieu of a fractional share. The reverse stock split was not subject to stockholder approval and did not change the authorized number of shares of Newcastle or the par value of Newcastle's common stock or preferred stock.

On October 27, 2014, the SEC declared effective New Senior's registration statement on Form 10. The spin-off of New Senior will be effected as a distribution of all of the outstanding shares of common stock of New Senior to the holders of Newcastle common stock. Newcastle will distribute one share of New Senior common stock for each share of Newcastle common stock held by Newcastle stockholders of record as of the record date, October 27, 2014.  The distribution is expected to occur on November 6, 2014. The distribution ratio is based on the number of Newcastle shares outstanding following the 1-for-2 reverse stock split. In connection with the spin-off, Newcastle contributed to New Senior all of its investments in senior housing properties, any liabilities relating to these properties (including the loan noted above) and a cash and cash equivalents balance of approximately $243 million.

On October 28, 2014, Newcastle entered into a lease termination agreement for its Golf course located in Killearn, Florida. The lease was originally scheduled to expire on February 28, 2020 and was projected to generate negative cash flow for the remainder of the lease term. Under the terms of the agreement, Newcastle paid $0.8 million to the landlord as lease termination charges. After termination, Newcastle has no significant remaining commitments under the lease.

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

Our portfolio currently consists of (1) senior housing properties, (2) real estate debt and (3) golf investments. We expect to complete the spin-off of our senior housing business on November 6, 2014, as described in more detail below. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ conservative capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to grow investments organically and through acquisitions into standalone businesses to enhance returns.

Our golf business includes 90 properties in the United States that we lease, own or manage.  In the nine months ended September 30, 2014, we have continued to seek to enhance the value of our golf business by hiring a new senior management team and reducing operating expenses.  We have also put in place initiatives to drive growth organically and we could potentially grow through acquisitions, as well.

In our senior housing business, we acquire and own senior housing properties. We either have our properties operated pursuant to property management agreements with affiliates of the Manager (“managed properties”) or lease our properties to third-party tenants (“triple net lease properties”). Currently, our managed properties are managed by affiliates or subsidiaries of either Holiday Acquisition Holdings LLC (“Holiday”) or FHC Property Management LLC (together with its subsidiaries, “Blue Harbor”). Holiday is a portfolio company that is majority owned by private equity funds managed by an affiliate of our Manager, and Blue Harbor is an affiliate of our Manager. Our triple net lease properties are currently leased to Holiday and a third party. As of September 30, 2014, we owned 42 managed properties and 57 triple net lease properties.

During the nine months ended September 30, 2014, we invested a total of $219.1 million of cash which excludes mortgage notes payable obtained to acquire senior housing properties. We completed the acquisition of nine managed properties in six different portfolios for an aggregate purchase price of $116.2 million plus acquisition related costs and the acquisition of six triple net lease properties in one portfolio for an aggregate purchase price of $183.0 million plus acquisition related costs.
On June 16, 2014, Newcastle announced that its board of directors unanimously approved a plan to spin off its senior housing business. On October 16, 2014, Newcastle announced that its board of directors had formally declared the distribution of shares of common stock of New Senior Investment Group Inc. (“New Senior”, NYSE: SNR). The distribution will complete the spin-off of New Senior from Newcastle. Following the distribution, New Senior will be an independent publicly-traded REIT that primarily targets senior housing related investments. The distribution is expected to occur on November 6, 2014 to Newcastle stockholders of record as of 5:00 pm Eastern Time on October 27, 2014. In connection with the spin-off, Newcastle will contribute to New Senior all of its investments in senior housing properties, any liabilities relating to these properties and a cash and cash equivalents balance of approximately $243 million.

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

Revenues attributable to each segment, as revised for previously reported periods, primarily to reflect discontinued operations, are disclosed below (in thousands):

		Debt Investments
	Senior Housing	CDOs	Other Debt	Golf	Corporate	Total
For the nine months ended September 30, 2014
Revenues	$184,763	$70,635	$39,102	$226,976	$41	$521,517	(1)
Inter-segment elimination		(6,001)				(6,001)
Revenues, net	$184,763	$64,634	$39,102	$226,976	$41	$515,516
For the nine months ended September 30, 2013
Revenues	$50,882	$95,254	$79,700	$—	$141	$225,977	(1)
Inter-segment elimination	—	(3,455)	—	—	$—	$(3,455)
Revenues, net	$50,882	$91,799	$79,700	$—	$141	$222,522

(1)	Excludes $68.2 million and $15.1 million of revenue for the nine months ended September 30, 2014 and 2013, respectively, from New Media and Excess MSRs which, as previously stated, were spun-off.

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. During 2013, we successfully accessed the capital markets, issuing 29,783,492 shares for total net proceeds of $1.3 billion. During 2014, we successfully accessed the capital markets, issuing 7,654,166 shares for total net proceeds of $197.9 million. However, rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

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

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads decreased, or “tightened,” during the first nine months of 2014 relative to 2013, which has had a favorable impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten, because under these circumstances the yield on our investments will generally be higher than the yield available on comparable new investments. However, tightening spreads tend to reduce the yields available on potential new investments. Conversely, when spreads increase or “widen,” the potential yields on new investments increase, but the value of our existing investments in debt securities and loans tends to decline. As a result, widening spreads negatively affect our ability to exit investments at attractive returns. Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

We made seven acquisitions of senior housing portfolios comprised of 15 properties during the nine months ended September 30, 2014. We expect that New Senior, as a standalone public company, will continue to explore opportunities to invest in additional senior housing properties across the United States. While we generally target small portfolios, we have also invested in large portfolios that we believe offer attractive risk-adjusted returns.

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

See Note 12 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of September 30, 2014.

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

We generally classify the broker and pricing service quotations we receive as level 3 inputs, except for certain liquid securities. They are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $303.6 million carrying value of securities valued using quotations as of September 30, 2014, a 100 basis point change in credit spreads would impact estimated fair value by approximately $8.1 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended September 30, 2014, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2013.

For securities valued with internal models, which have an aggregate fair value of $7.0 million as of September 30, 2014, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$14,361

Fair value	$7,013

Effect on fair value with 10% unfavorable change in:
Discount rate	$(360)
Prepayment rate	$(29)
Default rate	$(22)
Loss severity	$(88)

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

Impairment of Securities

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. For certain securities which represent beneficial interests in securitized financial assets and non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was deemed probable, at acquisition, that we would be unable to collect all contractually required payments as they come due, an other-than-temporary impairment also will be deemed to have occurred whenever there is a probable adverse change in the timing or amounts of previously projected estimated cash flows.

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

As of September 30, 2014, we had 5 securities with a carrying amount of $9.4 million that had been downgraded during the period ended September 30, 2014. We did not record a net other-than-temporary impairment charge on these securities for the period ended September 30, 2014. However, we do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment.

Revenue Recognition on Securities

Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. For securities that are not acquired at a discount for credit quality, these assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). For securities acquired at a discount for credit quality and with respect to which management has determined at acquisition that it is probable that we will not collect all contractually required principal and interest payments, these assumptions also include expected losses. For these securities, we recognize the excess of all expected cash flows over our investment in the securities, referred to as accretable yield, as Interest Income on a loss-adjusted yield basis. The loss adjusted yield is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment above. The excess of total contractual cash flows over the cash flows expected to be collected is referred to as the nonaccretable difference and is not recognized as income. The assumptions that impact income recognition are updated on at least a quarterly basis to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions.

Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value. Fair value is based on counterparty quotations. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements. To the extent they qualify as cash flow hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, the net unrealized gains and losses are reported currently in income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability, the effectiveness of our hedging strategies and the extent to which a forecasted hedged transaction remains probable of occurring, could result in a significant increase or decrease in our GAAP equity and/or earnings.

Loans

We invest in loans, including, but not limited to, real estate related and other loans, including corporate bank loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Loans for which we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Loans for which we do not have the intent or the ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-sale. Loans are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. We determine at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. We also evaluate our loans at acquisition for evidence of credit quality deterioration. Loans for which we determine that it is probable that we will not collect all contractually required principal and interest payments at acquisition are categorized as loans acquired at a discount for credit quality.

Impairment of Loans

To the extent that they are classified as held for investment, we must periodically evaluate each of these loans or loan pools for possible impairment. Impairment is indicated when it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the loan, or, for loans acquired at a discount for credit quality, whenever there has been a probable adverse change in the timing or amounts of expected cash flows. Upon determination of impairment, we would establish a specific valuation allowance with a corresponding charge to earnings. We continually evaluate our loans receivable for impairment or reversal of valuation allowance as described under “Revenue Recognition on Loans Held for Investment” below.

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

Revenue Recognition on Loans Held for Investment

Income on loans held for investment is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. Interest income on performing loans is accrued and recognized as interest income at the contractual rate of interest. For loans acquired at a discount for credit quality, we recognize the excess of all expected cash flows over our investment in the loans, referred to as accretable yield, on a loss adjusted yield basis. A gross interest yield is recorded to Interest Income, offset by a provision for post-acquisition probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. The excess of total contractual cash flows over the cash flows expected to be collected is referred to as the nonaccretable difference and is not recognized as income. Probable increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining expected life of the loan. The net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “- Impairment of Loans” above. A rollforward of the allowance is included in Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements.”

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements.”

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in Newcastle's previously issued financial statements. This update is effective for Newcastle in the first quarter of 2015. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for Newcastle in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for Newcastle in the first quarter of 2015. Early application is not permitted. Disclosures are not required for comparative periods presented before the effective date. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“CFE”). The standard allows a reporting entity that consolidates a CFE, to elect to measure the financial assets and the financial liabilities of that CFE using the measurement alternative. Under the measurement alternative, the reporting entity should measure both the financial assets and the financial liabilities of that CFE in its consolidated financial statements using the more observable of the fair value of the financial assets and the fair value of the financial liabilities. This guidance is effective for Newcastle in the first quarter of 2016. An entity can elect either a retrospective or modified retrospective transition method, and early adoption is permitted as of the beginning of an annual period. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.
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

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$27,544	$47,486	(19,942)	(42.0)%
Interest expense	32,549	20,555	11,994	58.4%
Net interest income (expense)	(5,005)	26,931	(31,936)	(118.6)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(4,015)	(12,998)	8,983	(69.1)%
Other-than-temporary impairment on securities, net	—	—	—	N.M
Total impairment (reversal)	(4,015)	(12,998)	8,983	(69.1)%
Net interest income (expense) after impairment/reversal	(990)	39,929	(40,919)	(102.5)%

Operating Revenues	148,750	24,370	124,380	N.M

Other Income
Gain on settlement of investments, net	7,007	1,388	5,619	404.8%
Gain on extinguishment of debt	—	3,359	(3,359)	(100.0)%
Other income, net	7,092	1,963	5,129	261.3%
Total other income	14,099	6,710	7,389	110.1%
Expenses
Loan and security servicing expense	159	908	(749)	(82.5)%
Property operating expenses	26,519	15,542	10,977	70.6%
Operating expenses - golf	67,576	—	67,576	N.M
Cost of sales - golf	8,420	—	8,420	N.M
General and administrative expense (including acquisition and transaction expense)	8,539	9,350	(811)	(8.7)%
Management fee to affiliate	8,106	7,166	940	13.1%
Depreciation and amortization	37,023	7,678	29,345	382.2%
Total expenses	156,342	40,644	115,698	284.7%

Income from continuing operations before income tax	$5,517	$30,365	$(24,848)	(81.8)%

N.M. – Not meaningful.

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$103,889	$171,642	(67,753)	(39.5)%
Interest expense	102,340	65,263	37,077	56.8%
Net interest income (expense)	1,549	106,379	(104,830)	(98.5)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(1,243)	(11,473)	10,230	(89.2)%
Other-than-temporary impairment on securities, net	—	4,449	(4,449)	(100.0)%
Total impairment (reversal)	(1,243)	(7,024)	5,781	(82.3)%
Net interest income (expense) after impairment/reversal	2,792	113,403	(110,611)	(97.5)%

Operating Revenues	411,627	50,880	360,747	N.M

Other Income
Gain on settlement of investments, net	49,742	6,451	43,291	N.M
Gain on extinguishment of debt	(3,410)	4,565	(7,975)	(174.7)%
Other income, net	25,258	9,554	15,704	164.4%
Total other income	71,590	20,570	51,020	248.0%
Expenses
Loan and security servicing expense	1,424	2,963	(1,539)	(51.9)%
Property operating expenses	74,092	31,827	42,265	132.8%
Operating expenses - golf	191,119	—	191,119	N.M
Cost of sales - golf	23,183	—	23,183	N.M
General and administrative expense (including acquisition and transaction expense)	27,380	23,495	3,885	16.5%
Management fee to affiliate	23,618	24,879	(1,261)	(5.1)%
Depreciation and amortization	97,812	15,717	82,095	N.M
Total expenses	438,628	98,881	339,747	343.6%

Income from continuing operations before income tax	$47,381	$85,972	$(38,591)	(44.9)%

N.M. – Not meaningful.

Interest Income

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Interest income decreased by $19.9 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to (i) a $7.7 million net decrease as a result of the sale and paydowns of real estate related loans in CDO 8 and 9 from October 2013 to September 2014, (ii) a $6.0 million decrease as a result of the sale of the manufactured housing portfolio, (iii) a decrease of $2.7 million due to the sale of securities in May 2014, (iv) a decrease of $2.3 million from debt investments in Gatehouse acquired during 2013 and restructured in November 2013, and (v) a $1.2 million net decrease as a result of the sale of the FNMA/FHLMC assets in January 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Interest income decreased by $67.8 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to (i) a $7.2 million decrease as a result of the contribution of FNMA/FHLMC assets to New Residential as part of the spin-off in May 2013 and the sale of additional FNMA/FHLMC assets in January 2014, (ii) a $9.4 million decrease due to the contribution of non-agency RMBS assets to New Residential as part of the spin-off in May 2013, (iii) a $10.9 million decrease as a result of paydowns and the sale of the manufactured housing portfolio in May 2014, (iv) a $2.1 million decrease as a result of paydowns and the sale of substantially all the residential whole loans in July 2014, (v) a decrease of $6.1 million from debt investments in Gatehouse acquired during 2013 and restructured in November 2013, (vi) a decrease of $3.2 million as a result of the liquidation of CDO IV in June 2013, and (vii) a decrease of $28.9 million decrease primarily due to the sales and paydowns of real estate securities and real estate related loans in CDO 8 and 9 from October 2013 to September 2014.

Interest Expense

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Interest expense increased by $12.0 million primarily due to a (i) $14.6 million increase resulting from the financing of the investments in senior housing properties and the Golf business, (ii) a $1.1 million increase in other bonds interest expense due to the refinancing of CDO VI Class I-MM bonds in December 2013, and (iii) $0.3 million of interest expense related to repurchase agreements which are used to finance certain retained CDO bonds. The increase was partially offset by (i) a $0.7 million decrease in swap interest expense due to a lower notional balance, (ii) $2.5 million decrease in other bonds interest expense resulted from the payoff of the debt following the sale of the manufactured housing loan portfolio in May 2014, and (iii) $0.8 million decrease in CDO bond interest expense due to paydowns of CDO debt as a result of paydowns and sales of assets.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Interest expense increased by $37.1 million primarily due to a (i) $46.5 million increase resulting from the financing of the investments in senior housing properties and the Golf business, (ii) a $3.9 million increase in other bonds interest expense due to the refinancing of CDO VI Class I-MM bonds in December 2013, and (iii) $1.0 million of interest expense related to repurchase agreements which are used to finance certain retained CDO bonds. The increase was partially offset by (i) a $3.7 million decrease in swap interest expense due to a lower notional balance and the sale of assets in CDO IV and the repayment of related financing in May 2013, (ii) a $3.9 million decrease in other bonds interest expense resulted from the payoff of the debt following the sale of the manufactured housing loan portfolio in May 2014, (iii) a $3.2 million decrease in CDO bond interest expense due to paydowns of CDO debt as a result of paydowns and sales of assets, and (iv) a $3.6 million decrease in interest expense as a result of the sale of FNMA/FHLMC securities and the repayment of related financing in January 2014.

Valuation Allowance (Reversal) on Loans

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The valuation allowance (reversal) on loans change of $9.0 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2014 is primarily due to a $13.0 million reversal of valuation allowance recorded in the three months ended September 30, 2013 on real estate related and other loans as compared to a $4.0 million reversal of valuation allowance in the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The reversal of valuation allowance on loans change of $10.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2014 is primarily due to a $10.5 million reversal of valuation allowance on loans in the nine months ended September 30, 2013 on real estate related and other loans as compared to a $2.0 million reversal of valuation allowance in the nine months ended September 30, 2014. We recorded a $0.9 million reversal of valuation allowance on our residential mortgage loans in the nine months ended September 30, 2013 as compared to a $0.8 million valuation allowance on our residential loans in the nine months ended September 30, 2014.
Other-than-temporary Impairment on Securities, Net

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

We did not record any other-than-temporary impairments on securities in the three months ended September 30, 2014 and 2013.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The other-than-temporary impairment on securities decreased $4.4 million primarily due to market conditions improving in 2014. We did not record any impairment charges during the nine months ended September 30, 2014, compared to an impairment charge of $3.8 million of impairment recognized on FNMA/FHLMC securities and non-Agency RMBS in connection with the spin-off of New Residential in May 2013 and $0.7 million on four securities not related to the spin-off.

Operating Revenues

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The operating revenues increased by $124.4 million primarily due to (i) a $42.9 million increase resulting from the acquisitions of the senior housing properties and (ii) an $81.5 million increase resulting from the acquisition of the Golf business in December 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The operating revenues increased by $360.7 million primarily due to (i) a $134.0 million increase resulting from the acquisitions of the senior housing properties and (ii) a $226.7 million increase resulting from the acquisition of the Golf business in December 2013.

Gain on Settlement of Investments, Net

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The net gain on settlement of investments increased by $5.6 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. During the three months ended September 30, 2014, we recorded a gain of $7.8 million on the sale of residential whole loans which was offset by $0.8 million of losses associated with certain fixed asset disposals. During the three months ended September 30, 2013, we recorded a gain of $1.4 million related to the sale of a debt security.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The net gain on settlement of investments increased by $43.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we recorded (i) a gain of $32.5 million related to the sale of our manufactured housing loan portfolio and residential whole loans portfolio, (ii) an $18.0 million gain related to the sale of debt securities and $0.8 million of losses associated with certain fixed assets disposals. During the nine months ended September 30, 2013, we recorded a gain of $6.0 million related to the sale of debt securities, $0.8 gain realized on the termination of the CDO IV hedge and a $0.4 million loss related to the sale of a real estate related loan.
Gain (Loss) on Extinguishment of Debt

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

There were no gains or losses recorded on the extinguishment of debt in the three months ended September 30, 2014. During the three months ended September 30, 2013 we recorded a $3.4 million gain on extinguishment of debt as we repurchased $25.0 million face amount of CDO debt at a price of 86.2% of par.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The gain on extinguishment of debt decreased by $8.0 million as a result of a $3.4 million of losses recorded in the nine months ended September 30, 2014 related to the write off of unamortized discount on the manufactured housing debt upon the sale of the portfolio and pay off of the debt in May 2014 while a $4.6 million gain on extinguishment of debt was recognized in the nine months ended September 30, 2013 due to the repurchase of $35.9 million face amount of CDO debt at an average price of 87.1% of par.
Other Income, Net

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Other income increased by $5.1 million primarily due to: (i) $1.5 million of fair value adjustment to the contingent consideration income associated with the purchase of senior housing assets in 2013, (ii) $5.2 million gain on a lease modification related to a golf course located in Rowlett, Texas, and (iii) an increase of $0.4 million of income earned on equity method investments. This was partially offset by: (i) $1.7 million change in liability assumed as part of the Golf acquisition and (ii) a decrease of $0.3 million of income recognized on non-hedge derivatives due to declining notional swap balances.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Other income increased by $15.7 million primarily due to (i) a $12.5 million gain recognized on linked transactions during the nine months ended September 30, 2014, (ii) $5.2 million gain on a lease modification related to a golf course in Rowlett, Texas, (iii) $1.5 million of fair value adjustment to the contingent consideration associated with the purchase of senior housing assets in 2013, and (iv) $0.5 million of income recognized on the payoff of a real estate related loan. This was partially offset by (i) a $1.4 million decrease in the fair value of certain non-hedge interest swap agreements, (ii) $1.7 million change in liability assumed as part of the Golf acquisition, and (iii) a decrease of $0.9 million due to real estate loan paydowns during the nine months ended September 30, 2014.
Loan and Security Servicing Expense

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Loan and security servicing expense decreased by $0.7 million primarily due to the paydown and sale of securities and the sale of the residential whole loan portfolios during the three months ended September 30, 2014.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Loan and security servicing expense decreased by $1.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the paydown and sale of securities and the sale of the manufactured housing loan portfolio and residential whole loan portfolios during the nine months ended September 30, 2014.

Property Operating Expenses

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The property operating expenses increased $11.0 million due to the acquisitions of the senior housing properties.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The property operating expenses increased $42.3 million due to the acquisitions of the senior housing properties.

Operating Expenses - Golf

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The operating expenses - golf increased due to the acquisition of the Golf business in December 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The operating expenses - golf increased due to the acquisition of the Golf business in December 2013.

Cost of Sales - Golf

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The cost of sales - golf increased due to the acquisition of the Golf business in December 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The cost of sales - golf increased due to the acquisition of the Golf business in December 2013.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

General and administrative expense decreased by $0.8 million primarily due to a decrease in our corporate expenses partially offset by an increase in general and administrative expense in businesses that we acquired during 2013 and 2014 and an increase is professional fees related to our plan to spin-off our senior housing business.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

General and administrative expense increased by $3.9 million primarily due to an increase in professional fees related to our plan to spin-off our senior housing business and the acquisition costs related to investments in senior housing properties and the acquisition of the Golf business.

Management Fee to Affiliate

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Management fees increased by $0.9 million primarily due to an increase in gross equity as a result of our public offerings of common stock in 2013 and 2014, and (ii) an increase in property management fees in connection with the acquisitions of senior housing properties partially offset by decreases in gross equity as a result of the New Residential and New Media spin-offs.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Management fees decreased by $1.3 million primarily due to decreases in gross equity as a result of the New Residential and New Media spin-offs, partially offset by (i) an increase in gross equity due to our public offerings of common stock in 2013 and 2014, and (ii) an increase in property management fees in connection with the acquisitions of senior housing properties.
Depreciation and Amortization

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The depreciation and amortization expense increased by $29.3 million due to (i) an increase of $21.0 million resulting from the acquisitions of senior housing properties and (ii) an increase of $8.3 million resulting from the acquisition of the Golf business in December 2013.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The depreciation and amortization expense increased $82.1 million due to (i) an increase of $59.0 million resulting from the acquisitions of senior housing properties and (ii) an increase of $23.1 million resulting from the acquisition of the Golf business in December 2013.

Segment Results

Comparison of Senior Housing Results of Operations for the three and nine months ended September 30, 2014 and 2013

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Rental income	$60,828	$20,607	$40,221	195.2%
Care and ancillary income	6,428	3,763	2,665	70.8%
Interest income	—	2	(2)	(100.0)%
Total revenues	67,256	24,372	42,884	176.0%

Expenses
Property operating expenses	26,519	15,542	10,977	70.6%
General and administrative expense (including acquisition and transaction expense)	5,407	6,095	(688)	(11.3)%
Depreciation and amortization	28,648	7,676	20,972	273.2%
Interest expense	14,138	2,880	11,258	390.9%
Property management fee to affiliate	2,442	1,450	992	68.4%
Total expenses	77,154	33,643	43,511	129.3%

Other gain (loss), net	1,481	(74)	1,555	(2,101.4)%

Loss from continuing operations before income tax	$(8,417)	$(9,345)	$928	(9.9)%

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	%
Revenues
Rental income	$167,208	$42,799	$124,409	290.7%
Care and ancillary income	17,555	8,081	9,474	117.2%
Interest income	—	2	(2)	(100.0)%
Total revenues	184,763	50,882	133,881	263.1%

Expenses
Property operating expenses	74,092	31,827	42,265	132.8%
General and administrative expense (including acquisition and transaction expense)	15,916	9,591	6,325	65.9%
Depreciation and amortization	74,672	15,715	58,957	375.2%
Interest expense	41,429	5,358	36,071	673.2%
Property management fee to affiliate	6,766	3,028	3,738	123.4%
Total expenses	212,875	65,519	147,356	224.9%

Other gain (loss), net	1,457	46	1,411	3,067.4%

Loss from continuing operations before income tax	$(26,655)	$(14,591)	$(12,064)	82.7%
N.M. – Not meaningful.

Rental Income
Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Rental income increased by $40.2 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the acquisitions of senior housing properties.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Rental income increased by $124.4 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the acquisitions of senior housing properties.
Care and Ancillary Income

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Care and ancillary income increased by $2.7 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the acquisitions of senior housing properties.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Care and ancillary income increased by $9.5 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the acquisitions of senior housing properties.
Property Operating Expenses
Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Property and operating expenses increased by $11.0 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the acquisitions of senior housing properties.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Property and operating expenses increased by $42.3 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the acquisitions of senior housing properties.
General and Administrative Expense (including Acquisition and Transaction Expense)
Three months ended September 30, 2014 compared to the three months ended September 30, 2013

General and administrative expense decreased by $0.7 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to lower acquisition expenses.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

General and administrative expense increased by $6.3 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the acquisitions of senior housing properties, the plan to spin-off our senior housing business and the growth in our senior housing business.
Depreciation and Amortization
Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Depreciation and amortization increased by $21.0 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the acquisitions of senior housing properties.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Depreciation and amortization increased by $59.0 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the acquisitions of senior housing properties.
Interest Expense
Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Interest expense increased by $11.3 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the acquisitions of senior housing properties and related financing.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Interest expense increased by $36.1 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the acquisitions of senior housing properties and related financing.
Property Management Fee to Affiliate
Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Property management fee to affiliate increased by $1.0 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the acquisitions of senior housing properties.
Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Property management fee to affiliate increased by $3.7 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the acquisitions of senior housing properties.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we have sufficient liquid assets to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, capital expenditures, hedging activity, potential margin calls and operating expenses. In addition, we anticipate cash requirements with respect to incremental investments including (but not limited to) senior housing properties. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.
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

REIT Compliance Requirements

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. On May 15, 2013, we distributed, in a taxable distribution, 100% of the common stock of New Residential Investment Corp. with a value of $1.7 billion for tax purposes. As a result, we do not believe that there will be any additional REIT distribution requirements for the year ended December 31, 2013. As of December 31, 2013, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $659.1 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively. In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards to reduce our future taxable income and potentially increases our related REIT distribution requirement. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year or future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of October 28, 2014 are set forth below:

•	Unrestricted Cash Available to Invest after Commitments – We are currently fully invested after commitments;

•	Margin Exposure and Recourse Financings – We have margin exposure on a $63.3 million repurchase agreement related to the financing of certain senior notes issued by Newcastle CDO VIII and CDO IX.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	October 28, 2014	September 30, 2014	December 31, 2013
CDO Securities	$63,302	$63,804	$15,094
Residential mortgage loans (2)	—	—	25,119
Linked transactions	—	—	60,646
Non-FNMA/FHLMC recourse financings	63,302	63,804	100,859

FNMA/FHLMC securities (1)	—	—	516,134
Total recourse financings	$63,302	$63,804	$616,993

(1)
In January 2014, we sold $503.0 million face of remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of associated repurchase agreements.

(2)	In July 2014, we sold residential whole loans with an outstanding face amount of $37.4 million and repaid $23.0 million of associated repurchase agreements.

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at September 30, 2014 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Debt Investment
Commercial Assets
CMBS	$240	$168	6.6%	$206	39	B+	2.2
Mezzanine Loans	132	100	4.0%	100	7	88%	1.2
B-Notes	22	19	0.8%	19	1	123%	4.3
Whole Loans	1	1	—%	1	1	12%	0.4
CDO Securities (4)	21	6	0.2%	14	3	B-	7.7
Other Investments (5)	26	26	1.0%	26	1	—	—
Total Commercial Assets	442	320	12.6%	366			2.3

Residential Assets
Residential Loans	5	4	0.2%	4	8	727	1.7
Non-Agency RMBS	87	38	1.5%	60	33	CCC+	6.2
Real Estate ABS	8	—	—%	—	1	C	—
Total Residential Assets	100	42	1.7%	64			5.4

Corporate Assets
REIT Debt	29	29	1.1%	30	5	BB+	0.8
Corporate Bank Loans	170	106	4.2%	106	5	D	1.8
Total Corporate Assets	199	135	5.3%	136			1.7

Total Debt Investments	741	497	19.6%	566			2.6
Other Investments
Senior Housing Investments (6)	1,805	1,697	67.2%	1,697
Golf Investment (6)	371	333	13.2%	333

Total Portfolio/Weighted Average	$2,917	$2,527	100.0%	$2,596

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (7)				406
Cash and restricted cash				262
Assets of discontinued operations				7
Other				112
GAAP total assets				$3,383
WA – Weighted average, in all tables.

(1)	Net of impairment.

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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $112.5 million.

(5)	Represents an equity investment in a real estate owned property.

(6)	Face amount of senior housing and golf investments represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization.

(7)
Our subprime mortgage loans subject to call option are excluded from the presentation of our consolidated investment portfolio because they represent an option, not an obligation, to repurchase loans and the option is a noneconomic interest until exercised, and is offset by a liability in an amount equal to the GAAP asset on the consolidated balance sheet.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at September 30, 2014:

Weighted average asset yield	11.73%
Weighted average funding cost	4.17%
Net interest spread	7.56%

The net interest spread increased from 6.42% at December 31, 2013 to 7.56% at September 30, 2014 primarily due to a sale of approximately $503 million face amount of the Company’s FNMA/FHLMC securities and the repayment of the underlying debt in January 2014, which historically generated the lowest net interest spread in our debt investment portfolio.  Such increase in the net interest spread is partly offset by the sale of approximately $222 million of manufactured housing portfolio through securitization, which historically generated a yield of 8.43% at December 31, 2013.

The net interest spread of our portfolio of debt investments can be impacted by (i) the timing and extent of changes in the composition of our portfolio as a result of purchases and sales of assets or the repayment of debt, including our CDO debt, repurchase agreements and other bonds, and the incurrence of new debt, (ii) the yields on new investments, which varies depending on the credit quality of the issuer, and (iii) changes in our estimates of the yields on securities acquired at a discount for credit quality, which management assesses on a quarterly basis. For instance, the net interest spread of our debt investments increases if we sell assets with lower yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale or refinancing) that has a higher interest rate relative to other financing on our portfolio (assuming no other changes to the composition of our portfolio). Conversely, the net interest spread of our portfolio decreases if we sell assets with higher yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale) that has a lower interest rate relative to other financing on our portfolio (again, assuming no other changes to the composition of our portfolio). Management continually monitors market conditions to opportunistically effect purchases and sales of debt investments.

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC+	5	$9,087	$8,125	4.8%	$8,809	30.1%	50.0%	1.6
2004	BB	9	33,061	28,554	17.0%	31,657	10.6%	13.1%	1.3
2005	B	7	57,434	23,767	14.1%	42,419	4.7%	6.8%	1.6
2006	B	8	54,254	35,410	21.0%	41,906	3.5%	10.3%	1.4
2007	CCC+	3	13,237	2,662	1.6%	3,211	5.8%	7.8%	0.5
2010	BB-	2	23,000	22,591	13.4%	24,728	—%	—%	6.0
2011	BB+	5	50,330	47,278	28.1%	53,355	—%	4.2%	3.4
Total / WA	B+	39	$240,403	$168,387	100.0%	$206,085	4.8%	8.9%	2.2

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2014.

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

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	7	$132,053	$99,666	84.0%	$99,666	78.8%	87.9%	9.1%
B-Notes	1	22,067	18,761	15.8%	18,761	83.4%	123.3%	—%
Whole Loans	1	269	269	0.2%	269	—%	12.3%	—%
Total/WA	9	$154,389	$118,696	100.0%	$118,696	79.3%	92.8%	7.8%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	2	CCC-	$14,361	$—	0.0%	$7,013	12.5%
Sorin	CMBS	1	BBB-	7,016	6,394	100.0%	6,708	56.9%
TOTAL/WA		3	B-	$21,377	$6,394	100.0%	$13,721	27.1%

(A)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $112.5 million.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2014.

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

Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (C)	Cumulative Loss to Date
Residential Loans Portfolio I	706	1,276	791	19.6%	791	1.4	646,357	86.6%	—%

Residential Loans Portfolio II	735	3,410	3,245	80.4%	3,245	1.8	83,950	—%	—%
Total / WA	727	$4,686	$4,036	100.0%	$4,036	1.7	$730,307	23.6%	—%

(A)	Based on original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans.

(C)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

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

In July 2014, Newcastle sold residential whole loans with an outstanding face amount of $37.4 million at a price of 91.5% of par or $34.7 million of proceeds.  A part of the proceeds was used to repay $23.0 million in repurchase agreements associated with these loans.  Newcastle recognized a gain on settlement of investments of $7.8 million and incurred approximately $1.2 million of transaction expenses.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	D	3	$994	$169	0.4%	$487	4.3%	4.0%
2004	CCC+	5	4,045	971	2.6%	2,926	5.8%	2.0%
2005	CCC	16	41,725	8,051	21.2%	20,601	18.4%	3.9%
2006	B	5	30,437	21,390	56.5%	27,323	42.6%	3.9%
2007	CCC+	4	9,912	7,311	19.3%	8,894	24.8%	4.1%
Total / WA	CCC+	33	$87,113	$37,892	100.0%	$60,231	26.8%	3.8%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	11.5	0.05	15.1%	18.5%	2.9%
2004	10.2	0.12	10.9%	9.2%	2.9%
2005	9.5	0.14	10.3%	20.9%	12.2%
2006	8.5	0.22	7.1%	22.8%	23.9%
2007	7.8	0.32	9.8%	18.5%	30.1%
Total / WA	9.0	0.19	9.2%	20.7%	17.8%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2014.

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

REIT Debt

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Retail	A	1	$4,500	$4,274	14.8%	$4,718
Diversified	B-	1	12,000	11,998	41.6%	12,240
Multifamily	BBB	1	5,000	4,994	17.3%	5,067
Healthcare	BBB+	2	7,700	7,590	26.3%	8,268
Total / WA	BB+	5	$29,200	$28,856	100.0%	$30,293

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value(B)
Resorts	D	3	$157,299	$95,540	89.9%	95,540
Restaurant	B	2	12,360	10,756	10.1%	10,756
Total / WA	D	5	$169,659	$106,296	100.0%	$106,296

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2014.

Other Investments

Senior Housing Investments

We expect to spin off our senior housing investments on November 6, 2014, as described elsewhere in this report. We currently own 51 dedicated independent living (“IL-only”) properties that are triple net leased to Holiday. We also own 6 properties with 1 IL only property, 1 property with some combination of independent living, assisted living or memory care (“AL/MC”), and 4 continuing care retirement communities ("CCRC") that are triple net leased to a third party. We have 42 managed properties, including 4 IL-only properties and 38 AL/MC properties. Our properties are located across 27 states. IL-only properties are age-restricted, multifamily rental properties with central dining that provide residents access to meals and other services such as housekeeping, linen service, transportation and social and recreational activities. A typical resident is 80 to 85 years old and is relatively healthy. Residents are typically charged all-inclusive monthly rates. AL/MC properties are state-regulated rental properties that provide the same services as IL-only and additionally have staff to provide residents assistance with activities of daily living, such as management of medications, bathing, dressing, toileting, ambulating and eating. AL/MC properties may include memory care facilities that specifically provide care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. The average age of an AL/MC resident is similar to that of an IL-only resident, but AL/MC residents typically have greater healthcare needs. Residents are typically charged all-inclusive monthly rates for IL-only services and additional “care charges” for AL/MC services, which vary depending on the types of services required. AL/MC properties are generally private pay, though many states will allow residents to cover a portion of the cost with Medicaid. A CCRC is a particular type of retirement community that offers several levels (generally more than three) of health care at one facility or campus, often including independent living, assisted living/memory care and skilled nursing home. CCRCs offer a tiered approach to the aging process, accommodating residents’ changing needs as they age. The table below sets forth key characteristics of our portfolio.

			Real Estate Property Investments as of September 30, 2014			Revenues for the nine months ended September 30, 2014
				Percent of Total	Real Estate		Percent of
	Number of	Number	Real Estate	Real Estate	Property	Total	Total	Number
Asset type	Communities	of Beds	Property Investment	Property Investment	Investment per Bed	Revenues (1)	Revenues	of States
Managed Properties	42	5,303	$545,184	33.5%	$102.81	$113,445	61.4%	16
Triple Net Lease Property	57	7,074	1,081,744	66.5%	152.92	71,318	38.6%	24
Total	99	12,377	$1,626,928	100.0%		$184,763	100.0%

(1)	Revenues relate to the period the properties were owned by us in 2014 and, therefore, are not indicative of full-year results for all properties.

Our portfolio of senior housing properties is broadly diversified by geographic location throughout the United States. The following table shows the geographic location of our senior housing properties as of September 30, 2014, and the percentage of total revenues by geographic location for the nine months ended September 30, 2014.

Managed Properties:

	Number of	Number of	Percent of
Location	Communities	Beds	Revenue
Arizona	1	108	3.1%
California	3	328	11.0%
Florida	16	2,330	38.5%
Idaho	1	121	4.1%
Michigan	1	145	1.8%
Mississippi	1	67	—%
New Hampshire	3	147	1.9%
New York	1	118	2.4%
North Carolina	1	176	3.3%
Ohio	1	117	2.6%
Oregon	2	165	6.5%
Pennsylvania	2	291	8.2%
Tennessee	2	124	—%
Texas	2	470	5.4%
Utah	4	475	9.6%
Virginia	1	121	1.6%
	42	5,303	100.00%

Triple Net Lease Properties:

	Number of	Number of	Percent of
Location	Communities	Beds	Revenue
Arizona	1	115	1.3%
California	2	235	4.7%
Colorado	4	439	6.2%
Connecticut	2	276	5.3%
Florida	3	370	6.1%
Illinois	1	111	1.5%
Iowa	2	215	2.6%
Kansas	2	238	3.4%
Kentucky	1	117	2.5%
Louisiana	1	103	0.6%
Michigan	1	121	1.6%
Mississippi	1	93	0.9%
Missouri	3	320	6.3%
Montana	1	115	1.8%
Nevada	1	121	2.2%
New York	2	234	4.8%
North Carolina	2	240	4.7%
Oregon	6	600	9.2%
Pennsylvania	3	345	6.9%
Tennessee	1	109	1.1%
Texas	14	2,204	20.2%
Utah	1	117	1.9%
Virginia	1	120	2.3%
Wisconsin	1	116	1.9%
	57	7,074	100.00%

Managed Properties

As of September 30, 2014, either Blue Harbor or Holiday managed all of our managed properties. We pay property management fees pursuant to long-term property management agreements. Currently, all of our property management agreements have initial 10-year terms, with successive automatic 1-year renewal periods. For AL/MC properties, we pay base management fees equal to 6% of revenue for the first two years and 7% thereafter. For IL-only properties, we pay base management fees of 5% of revenues. As managers, Blue Harbor and Holiday do not lease our properties and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple net lease tenant. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior housing operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to set budget guidelines and to terminate and exercise remedies under those agreements as provided therein, Blue Harbor’s or Holiday’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a material adverse effect on us.

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

On June 30, 2014, Newcastle also entered into a triple net lease of six properties with a third party (the “June 2014 Master Tenant”). The lease has a 15-year term with two five-year renewal options and first-year rent equal to approximately 7.6% of the purchase price with annual increases during each of the following three years of 3.75% and to 2.5% thereafter. Under the lease, the June 2014 Master Tenant is responsible for (i) operating the properties and bearing the related costs, including maintenance, utilities, taxes, insurance, repairs and capital improvements, and (ii) complying with the terms of the mortgage financing documents.

Robust Pipeline

As of September 30, 2014, we have signed various purchase and sale agreements or letters of intent granting us the exclusive right to negotiate purchase and sale agreements with respect to senior housing properties. There can be no assurance that we will complete any particular investment including those that are under contract, which may be subject to material closing conditions such as the completion of due diligence, financing, negotiation of definitive agreements, and board approval in certain circumstances. Moreover, any senior housing property that we acquire in the future may have different characteristics and expected returns than those in our existing portfolio and may expose us to additional regulatory and operational risks. See “Risks Related to Our Business."

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

The following table summarizes certain information about our golf properties as of September 30, 2014:

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

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 10 to our consolidated financial statements included herein, existing at September 30, 2014 (gross of $4.3 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2014 through December 31, 2014	$4,044	$63,804	$67,848
2015	17,862	—	17,862
2016	43,018	—	43,018
2017	245,616	—	245,616
2018	207,627	—	207,627
2019	141,510	—	141,510
Thereafter	1,372,652	51,004	1,423,656
Total	$2,032,329	$114,808	$2,147,137

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

As of September 30, 2014, Newcastle has a borrowing capacity of $4.6 million on the golf credit facilities.

The financing of certain of our senior housing properties, and our Golf business as well as our other non-CDO debt obligations, contain various customary loan covenants, in some cases including a debt service coverage ratio, debt yield and/or minimum net worth requirement. We were in compliance with all of the covenants in these financings as of September 30, 2014. In addition, as of September 30, 2014, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings. The outstanding short-term borrowings were used to finance our investments in certain senior notes issued by Newcastle CDO VIII, CDO IX and Residential Mortgage Loans. All of the repurchase agreements have full recourse to Newcastle.

			Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Outstanding Balance at September 30, 2014	*	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$—		$—	$—	N/A	$42,573	$516,134	0.40%
CDO Securities	63,804		71,701	91,752	1.80%	56,236	91,752	1.80%
Linked transactions	—		—	—	N/A	31,263	60,646	1.65%
Residential Mortgage Loans	—		250	22,965	2.15%	16,247	25,363	2.16%

*All of which was recourse to us.

The weighted average differences between the fair value of the assets and the face amount of financing of the CDO securities repurchase agreements was 25% during the nine months ended September 30, 2014.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of September 30, 2014 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO VI	CDO VIII	CDO IX
Balance Sheet:
Assets Face Amount	$156,016	$317,888	$404,462
Assets Fair Value	123,941	244,328	325,000

Issued Debt Face Amount (1)	180,572	142,626	115,671
Derivative Net Liabilities Fair Value	1,557	2,784	—
Cash Receipts:
Quarterly net cash receipts (2)	$45	$399	$3,155

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$92,595	$77,058	BB-	$45,229	$44,605	B-	$80,701	$83,878	BB
REIT Debt	29,200	30,293	BB+	—	—	—	—	—	—
ABS	34,221	16,590	CC	42,801	39,623	BB-	298	298	CCC
Bank Loans	—	—	—	81,494	52,387	C	94,165	71,769	D
Mezzanine Loans / B-Notes / Whole Loans	—	—	—	86,653	59,565	CCC-	139,713	95,646	CCC
CDO	—	—	—	61,711	48,148	D	66,118	60,139	CCC+
Residential Loans	—	—	—	—	—	—	3,410	3,289	D
Other Investments	—	—	—	—	—	—	20,057	9,981	—
Cash for Reinvestment	—	—	—	—	—	—	—	—	—
Total	$156,016	$123,941	B+	$317,888	$244,328	CCC-	$404,462	$325,000	CC

Collateral on Negative Watch (4)	$—			$—			$—

Continued on next page.

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Sept-2014 remittance
Cushion (Deficit) ($)	$(180,480)	$97,629	$164,743
As of Oct-2014 remittance
Cushion (Deficit) ($)	$(180,091)	$100,024	$167,682
Interest Coverage (6):
As of Sept-2014 remittance
Cushion (Deficit) (%)	(135.6)%	1.1%	249.7%
As of Oct-2014 remittance
Cushion (Deficit) (%)	(287.3)%	5.6%	230.9%
CDO Overview:
Effective	Aug-05	Mar-07	Jul-07
Reinvestment Period End (7)	Passed	Passed	Passed
Optional Call (8)	Passed	Passed	Passed
Auction Call (9)	Apr-15	Nov-16	May-17
WA Debt Spread (bps) (10)	38	118	167

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the nine months ended September 30, 2014. Cash receipts for this period include $0.4 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $41.7 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $120.8 million issued by Newcastle, bank loans of $6.0 million, collateralized by Newcastle real estate properties and a third party CDO security, and $72.0 million of mezzanine loans, which are eliminated in consolidation. The fair value of this CDO bond, bank loans and mezzanine loans was $93.0 million, $6.0 million and $33.7 million at September 30, 2014, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in September 2014 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before September 30, 2014 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the September 2014 remittance date, we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of September 30, 2014 (dollars in thousands):

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO VI
Class I-MM	$323,000	$88,223	$—	$10,973	99,196	LIBOR + 0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR + 0.40%
Class II	33,000	23,921	—	10,401	34,322	LIBOR + 0.50%
Class III-FL	15,000	5,303	—	10,604	15,907	LIBOR + 0.80%
Class III-FX	5,000	—	—	6,858	6,858	5.67%
Class IV-FL	9,600	669	—	10,043	10,712	LIBOR + 1.70%
Class IV-FX	2,400	3,456	—	—	3,456	6.55%
Class V	21,000	—	—	32,435	32,435	7.81%
Preferred	32,000	—	—	32,000	32,000	N/A
	$500,000	$180,572	$—	$113,314	$293,886

CDO VIII
Class I-A	$462,500	$—	$—	$—	$—	LIBOR + 0.28%
Class I-AR	60,000	—	—	—	—	LIBOR + 0.34%
Class I-B	38,000	—	—	—	—	LIBOR + 0.36%
Class II	42,750	—	28,102	13,324	41,426	LIBOR + 0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR + 0.50%
Class IV	28,500	—	—	—	—	LIBOR + 0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR + 0.75%
Class VI	27,312	—	—	—	—	LIBOR + 0.80%
Class VII	21,375	—	—	—	—	LIBOR + 0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR + 1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR + 1.80%
Class IX-FX	7,600	7,600	—	—	7,600	6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR + 2.25%
Class XI	26,125	—	—	24,144	24,144	LIBOR + 2.50%
Class XII	28,500	—	11,711	17,311	29,022	7.50%
Preferred	87,875	—	—	87,875	87,875	N/A
	$950,000	$71,813	$70,813	$165,904	$308,530

Continued on next page.

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO IX
Class A-1	$379,500	$—	$—	$—	$—	LIBOR + 0.26%
Class A-2	115,500	30,546	—	56,567	87,113	LIBOR + 0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR + 0.65%
Class C	33,000	—	—	—	—	LIBOR + 0.93%
Class D	20,625	—	—	—	—	LIBOR + 1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR + 1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR + 1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR + 1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR + 2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR + 3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR + 3.50%
Class L	23,718	—	—	23,718	23,718	7.50%
Class M	39,187	—	—	39,187	39,187	8.00%
Preferred	51,566	—	—	51,566	51,566	N/A
	$825,000	$65,671	$50,000	$236,917	$352,588

(1)	The amounts presented in these columns exclude the face amount of any canceled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

All share amounts for all periods reflect the 1-for-3 reverse stock split, which was effective after the close of trading on August 18, 2014 and the 1-for-2 reverse stock split, which was effective after the close of trading on October 22, 2014. At September 30, 2014, we had 66,399,857 shares of common stock outstanding, adjusted for both reverse stock splits.

In connection with the spin-off of New Residential on May 15, 2013, 3.6 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The exercise price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the exercise price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

In connection with the spin-off of New Media on February 13, 2014, the strike price of each Newcastle option was reduced by $5.34 to reflect the adjusted value of Newcastle’s shares as a result of the spin-off. The adjusted value was calculated based on the five day average closing price of the New Media‘s shares subsequent to the spin-off date.

Newcastle’s outstanding options at September 30, 2014 consisted of the following:

	Number of Options	Strike Price (A)	Maturity Date
	27,080	77.04	11/22/2014
	54,999	72.18	1/12/2015
	333	75.72	8/1/2015
	28,331	71.7	11/1/2016
	40,330	76.80	1/23/2017
	76,000	67.14	4/11/2017
	182,527	9.06	3/29/2021
	283,305	5.16	9/27/2021
	311,194	9.66	4/3/2022
	377,500	11.04	5/21/2022
	416,524	10.98	7/31/2022
	958,331	18.18	1/11/2023
	383,331	21.24	2/15/2023
	670,829	22.56	6/17/2023
	965,847	24.24	11/22/2023
	765,416	26.34	8/18/2024
Total W/A	5,541,877	$20.83

(A)
The strike prices are subject to adjustment in connection with return of capital dividends. In the first quarter of 2014 strike prices were adjusted by $1.92 (adjusted to reflect the reverse stock splits) reflecting the portion of Newcastle’s 2013 dividends which was deemed return of capital.

Our outstanding options at September 30, 2014 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	179,186	4,833,961	5,013,147
Issued to the Manager and subsequently transferred to certain of the Manager's employees	47,554	480,843	528,397
Issued to the independent directors	333	—	333
Total	227,073	5,314,804	5,541,877
Weighted average strike price	$71.84	$18.65	$20.83

During the nine months ended September 30, 2014, employees of the Manager exercised 201,666 options with a weighted average exercise price of $6.72. Upon exercise, 160,342 shares of Newcastle common stock were issued reflecting the $4.1 million intrinsic value of the exercisable options net of the exercise price. In addition, 14,775 options were forfeited and transferred back to the Manager.

A Newcastle director exercised 333 options with an exercise price of $6.42 on August 27, 2014. Upon exercise, 254 shares of Newcastle common stock were issued reflecting the $6.9 thousand intrinsic value of the exercisable options net of the exercise price.

Common Stock Dividends Paid

		Amount
Declared for the Period Ended	Paid	Per Share (1)
March 31, 2014	April 2014	$0.60
June 30, 2014	July 2014	$0.60
September 30, 2014	October 2014	$0.60

(1) The dividend per share amounts have been adjusted to reflect the 1-for-3 reverse stock split effective on August 18, 2014 and the 1-for-2 reverse stock split effective on October 22, 2014.

Preferred Stock Dividends Paid

			Amount Per Share
Declared for the Period Ended	Paid	Series B	Series C	Series D
January 31, 2014	January 2014	$0.609	$0.503	$0.523
April 30, 2014	April 2014	$0.609	$0.503	$0.523
July 31, 2014	July 2014	$0.609	$0.503	$0.523
October 31, 2014	October 2014	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Other	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2013	$(5,992)	$82,408	$458	$76,874
Net unrealized gain on securities	—	4,734	—	4,734
Reclassification of net realized gain on securities into earnings	—	(18,032)	—	(18,032)
Net unrecognized gain and pension prior service cost	—	—	9	9
Net unrealized loss on derivatives designated as cash flow hedges	(148)	—	—	(148)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	3,372	—	—	3,372
Spin-off of New Media	—	—	(467)	(467)
Accumulated other comprehensive income (loss), September 30, 2014	$(2,768)	$69,110	$—	$66,342

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the nine months ended September 30, 2014 in accumulative other comprehensive income primarily as a result of the sale of FNMA/FHLMC and CMBS securities, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges decreased for the nine months ended September 30, 2014, primarily as a result of swap interest payments and decreasing swap notionals.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow provided by operating activities decreased to $25.6 million for the nine months ended September 30, 2014 from $57.0 million for the nine months ended September 30, 2013. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $33.1 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to lower interest proceeds from CDO VIII and IX, as a result of paydowns during 2013 and 2014 and increased interest expenses paid for additional repurchase agreements on retained CDO bonds.

•
Net cash receipts from our other debt portfolios decreased approximately $21.6 million due to the sale of the FNMA/FHLMC securities in January 2014, spin-off of non-agency securities to New Residential, paydowns and sale on our manufactured housing loan portfolios, lower receipts of delinquent interest on certain securities and decreased interest receipts from a real estate related loan that was restructured in November 2013.

•
Cash receipts from excess mortgage servicing income decreased approximately $19.3 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the spin-off of these investments to New Residential in May 2013.

•	Negative operating cash flow of $10.0 million generated by the golf business we acquired on December 30, 2013.

•
Negative operating cash flow of $1.5 million generated by our investment in New Media as a result of lower advertising revenues in the period from January 1, 2014 through the February 13, 2014 spin-off.

•
Receipts from our senior housing investments increased approximately $37.1 million due to increased acquisition activity. During 2013 and the nine months ended September 30, 2014, we purchased 87 senior housing properties in 15 different portfolios.

•
Management fees paid decreased approximately $5.0 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to a decrease in gross equity as a result of the spin-offs of New Residential in May 2013 and New Media in February 2014 which was partially offset by an increase in gross equity as a result of the public offerings of our common stock in 2013 and August 2014.

•	A decrease of approximately $12.3 million in other operating expenses paid during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Investing Activities

Investing activities provided $717.1 million during the nine months ended September 30, 2014 and used $1,730.7 million during the nine months ended September 30, 2013. Uses of cash flows from investing activities consisted primarily of investments made in senior housing properties, golf course properties, real estate securities, real estate related and other loans, and contributions to equity method investees. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and distributions of capital received from equity method investees.

Financing Activities

Financing activities used $591.0 million and during the nine months ended September 30, 2014 and provided $1,534.0 million during the nine months ended September 30, 2013. Borrowings under repurchase agreements and mortgage notes payable and the public offerings of common stock served as the primary sources of cash flow from financing activities. Uses of cash flow from financing activities included the repayment of debt, the repurchases of CDO bonds payable, the payment of costs related to our common stock offerings and the payment of common and preferred dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had the following material off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2014, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2013, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition we had the following material contractual obligations that we executed during the nine months ended September 30, 2014:

•	Mortgage Notes Payable – We obtained mortgages to finance newly acquired senior housing properties.

•	Management Agreements – We entered into new property management agreements with Holiday and Blue Harbor to manage newly acquired senior housing properties.

•	Capital Leases - We entered into capital leases for golf carts and other equipment related to our Golf business.

•
Capital Commitments - As part of the June 2014 Master Tenant lease, Newcastle committed to making $6.5 million immediately available for capital improvements and other repairs to the properties under the lease agreement and also agreed to make available to the June 2014 Master Tenant an additional $9.0 million at certain intervals over the 15 year lease period to be used for further capital improvements. Upon funding the capital improvements, we will be entitled to a rent increase.

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

CORE EARNINGS

Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its real estate and golf investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above. It also excludes depreciation and amortization charges, including the accretion of the membership deposit liability, acquisition and spin-off related expenses and restructuring expenses. Core earnings is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges and restructuring expenses are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from core earnings of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders.

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity, and it is not necessarily indicative of cash available to fund cash needs or to make distributions to our stockholders. For a further description of the differences between cash flow provided by operations and net income, see “ – Liquidity and Capital Resource” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited. Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income available for common stockholders	$3,936	$27,849	$37,990	$116,795
Add (Deduct):
Impairment (reversal)	(4,015)	(12,998)	(1,243)	(7,024)
Other (income) loss(A)	(12,716)	(7,168)	(68,051)	(21,028)
Impairment (reversal), other (income) loss, depreciation and amortization and other adjustments from discontinued operations	65	2,440	6,034	(6,265)
Depreciation and amortization(B)	38,262	8,623	102,136	16,662
Acquisition and spin-off related expenses	3,308	5,168	14,394	14,978
Restructuring expenses	558	—	558	—
Core earnings	$29,398	$23,914	$91,818	$114,118

(A)
Net of $1.1 million of deal expenses relating to the sale of the residential loan portfolio during the three months and nine months ended September 30, 2014. Net of $1.9 million of deal expenses relating to the sale of the manufactured housing portfolio during the nine months ended September 30, 2014. These deal expenses were recorded to general and administrative expense under GAAP during 2014.

(B)	Including accretion of membership deposit liability of $1.2 million and $4.3 million in the three and nine months ended September 30, 2014, respectively.

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

As of September 30, 2014, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $2.1 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of September 30, 2014, a 100 basis point change in short term interest rates would impact our net book value by approximately $7.5 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of September 30, 2014, a 25 basis point movement in credit spreads would impact our net book value by approximately $3.2 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Trends

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General - Market Considerations” above for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

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

Item 1A. Risk Factors

Before you invest in our common stock, you should carefully consider the risks involved, including the risks set forth below. This section includes risk factors related to our senior housing business, which we expect to spin off on November 6, 2014. Following the spin-off, we will not have any interest in the senior housing business, and we do not expect to continue to make investments in senior housing.

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

Our manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 8, 2014, our board of directors adopted the 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan (the “2014 Plan”), which provides for 166,666 shares of our common stock (as adjusted for the reverse stock splits) will be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2014 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Our investment strategy and asset portfolio have undergone meaningful changes in recent years through spin-offs and other strategic transactions and will continue to evolve in light of existing market conditions and investment opportunities. As part of our continuing efforts to provide value to our stockholders, we intend to spin-off our senior housing business from the remainder of our investment portfolio on November 6, 2014. The spin-off will subject us to a number of risks and uncertainties, will have tax implications for the holders of shares of our common stock, and could adversely affect the price of shares of our common stock. See “Risks Related to the Spin-Off of New Senior”, “-Risks Related to Our Business-We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity” and “We recently acquired a golf business, which is subject to various risks that could have a negative impact on our financial results.”

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired a variety of assets that differ from the assets in our legacy portfolio, such as senior housing properties (which we expect to spin off on November 6, 2014), a golf business, Excess MSRs (which we spun-off in May 2013) and media assets (which we spun-off in February 2014). Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company

Act of 1940, as amended (the “1940 Act”), or federal tax law. See “-Risks Related to Our REIT Status and the 1940 Act.”

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

We had no assets in our consolidated CDOs as of September 30, 2014 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the September 2014 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms, may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2014, we had $63.8 million outstanding under repurchase agreement financings. These repurchase agreement obligations are with two counterparties.

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

We are currently party to repurchase agreements that may require us to post additional margin as collateral at any time during the term of the agreement, based on the value of the collateral. We are currently and may become party to other types of financing agreements that require us to make cash payments at periodic intervals or upon the occurrence of certain events, including upon the conveyance of substantially all of our assets. Events could occur or circumstances could arise, which we may not be able to foresee, that may cause us to be unable to make any such cash payments when they become due. While we try to comply with all of our financing agreements, failure to make the payments required under our financing documents would give the lenders the right to require us to repay all amounts owed to them under the applicable financing immediately. In addition, differing interpretations of the terms of our financing agreements could give rise to disputes over compliance and would result in unanticipated prepayments of such debt or otherwise negatively affect our liquidity, financial position or results of operations.

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
As of September 30, 2014, approximately 21.8% and 21.6% of the beds in our senior housing portfolios are located in Florida and Texas, respectively. As a result of this concentration, a material portion of our portfolios are significantly exposed to the effects of economic and real estate conditions in those particular markets, such as the supply of competing properties, home prices, income levels, the financial condition of our tenants, and general levels of employment and economic activity. To the extent that weak economic or real estate conditions affect Florida or Texas more severely than other areas of the country, our financial performance could be negatively impacted.

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

Our agreements with New Residential may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential and New Senior for certain liabilities in connection with their respective spin-offs.

We completed a spin-off of New Residential in May 2013. The terms of the agreements related to the spin-off of New Residential, including a Separation and Distribution Agreement dated April 26, 2013 (the “NRZ Separation and Distribution Agreement”) between us and New Residential and a management agreement between our manager and New Residential, were not negotiated among unaffiliated third parties. Such terms were proposed by our officers and other employees of our manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

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

The terms of the Separation and Distribution Agreement dated October 16, 2014 (the "SNR Separation Agreement") between us and New Senior are substantially similar to the terms of the NRZ Separation and Distribution Agreement.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through September 30, 2014, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $130.1 million of such cancellations had been effected through September 30, 2014, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended 2013, 2012 and 2011, we repurchased $35.9 million, $34.1 million and $188.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $4.6 million, $23.2 million and $81.1 million of gain for tax purposes, respectively (of which only $4.6 million, $24.1 million and $66.1 million of gain relating to $35.9 million, $39.3 million and $171.8 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). During the nine months ended September 30, 2014, we did not repurchase any of our outstanding CDO debt and notes payable. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

Reliance on this exclusion limits our ability to make certain investments. The Section 3(c)(5)(C) exclusion generally requires that at least 55% of our assets be comprised of qualifying real estate assets and at least 80% of our assets be comprised of a combination of qualifying real estate assets and real estate related assets. In satisfying the 55% requirement under the Section 3(c)(5)(C) exclusion, based on guidance from the SEC and its staff, we treat whole pool Agency ARM RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. The SEC and its staff have not issued guidance with respect to whole pool non-Agency RMBS for purposes of the Section 3(c)(5)(C) exclusion. Accordingly, based on our own judgment and analysis of the guidance from the SEC and its staff identifying Agency whole pool certificates as qualifying real estate assets under the Section 3(c)(5)(C) exclusion, we treat whole pool non-Agency ARM RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets. We also treat whole mortgage loans that we acquire directly as qualifying real estate assets provided that 100% of the loan is secured by real estate when we acquire the loan and we have the unilateral right to foreclose on the mortgage. In addition, we treat investments in Agency partial pool RMBS and non-Agency partial pool RMBS as real estate related assets for purposes of satisfying the 80% test under the Section 3(c)(5)(C) exclusion. The Section 3(c)(5)(C) exclusion generally limits the amount of our investments in non-real estate assets to no more than 20% of our total assets. To the extent that we acquire significant non-real estate assets in the future, in order to maintain our exclusion under the 1940 Act, we may need to offset those acquisitions with additional qualifying real estate and real estate related assets, which may not generate risk-adjusted returns as attractive as those generated by non-real estate related assets.

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

The trading price of our common stock has fluctuated significantly in the past. The trading price of our common stock could fluctuate significantly in the future and could be negatively affected in response to various factors, including:

•	the planned spin-off of New Senior on November 6, 2014;

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

•	our ability to make investments with attractive risk-adjusted returns;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our manager or its affiliates;

•	additional offerings of our common stock;

•	actions by rating agencies;

•	short sales of our common stock;

•	any decision to pursue a distribution or disposition of a meaningful portion of our assets;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITs or the outlook of the real estate industry;

•	major reductions in trading volumes on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses;

•	litigation and governmental investigations; and

•	any decision to pursue a spin-off of a portion of our assets.

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

In addition, we completed two reverse stock splits in the third quarter of 2014. There can be no assurance that the reverse stock splits will have the anticipated benefits. For instance, there can be no assurance that the market price per share of our common stock after the reverse stock splits will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock splits, or that the reverse stock splits will result in a market price per share that will attract brokers and investors who do not trade in lower priced stocks.

Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock splits, which, in turn, could result in greater volatility in the price per share of our common stock. The potential volatility in the price per share of our common stock may also make short−selling more attractive, which could put additional downward pressure on the price of our common stock.

Furthermore, the reverse stock splits may result in some shareholders owning “odd lots” of less than one hundred shares of our common stock on a post-split basis. Odd lots may be more difficult to sell, or require greater transaction costs per share to sell, than shares in “round lots” of even multiples of one hundred shares.

We may be unable-or elect not-to pay dividends on our common or preferred stock in the future, which would negatively impact our business in a number of ways and decrease the price of our common and preferred stock.

While we are required to make distributions in order to maintain our REIT status (as described above under “-Risks Related to Our REIT Status and the 1940 Act-We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred stock. No assurance can be given that we will pay any dividends on our common stock in the future, and the spin-off of New Senior on November 6, 2014 will affect the amount of dividends we pay in future quarters.

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

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-off or other transaction, as in the case of our spin-off of New Residential in May 2013, our spin-off of New Media in February 2014 and our planned spin-off of New Senior on November 6, 2014. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,399,857 shares or our common stock outstanding as of October 29, 2014. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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
We are targeting distribution of New Senior’s shares on November 6, 2014. However, there can be no assurance that the spin-off will be completed as anticipated or at all. Failure to complete the spin-off could negatively affect the price of the shares of our common stock. Stockholder approval is not required in connection with the spin-off.
The spin-off may not have the benefits we anticipate.
The spin-off may not have the full or any strategic and financial benefits that we expect, or such benefits may be delayed or may not materialize at all. The anticipated benefits of the spin-off are based on a number of assumptions, which may prove incorrect. For example, we believe that analysts and investors will regard New Senior’s investment strategy and asset portfolio more favorably as a separate company than as part of our existing portfolio and strategy and thus place a greater value on New Senior as a stand-alone business than as a business that is a part of us. In the event that the spin-off does not have these and other expected benefits, because of the diversification of New Senior’s portfolio or for any other reason, the costs associated with the transaction, including an expected increase in management compensation and general and administrative expenses, could have a negative effect on our financial condition and each company’s ability to make distributions to their respective stockholders. Stockholder approval is not required in connection with the spin-off.
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
The terms of the agreements related to New Senior’s separation from us, including a separation and distribution agreement and a management agreement between our manager and New Senior, have not been negotiated among unaffiliated third parties. Such terms have been proposed by our officers and other employees of our manager and approved by our board of directors. As a result, these terms may be less favorable to us or New Senior than the terms that would result from arm’s-length negotiations among unaffiliated third parties.
Under the terms of New Senior’s management agreement, our manager will be entitled to earn a management fee from New Senior and will be eligible to receive incentive compensation based in part upon New Senior’s achievement of targeted levels of funds from operations tested from the date of the spin-off and without regard to our prior performance.
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

On August 27, 2014, employees of the Manger exercised 166,665 options with a weighted average exercise price of $6.72, for an aggregate exercise price of $1.1 million. Upon exercise, 124,509 shares of Newcastle common stock were issued to the employees of the Manager.

On August 27, 2014, a Newcastle director exercised 333 options with an exercise price of $6.42, for an aggregate exercise price of $2.1 thousand. Upon exercise, 254 shares of Newcastle common stock were issued to the director.

These transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Set forth below is information regarding the Company's stock repurchases during the three months ended September 30, 2014:

Total Number of Shares
			(or Units) Purchased	Approximate Dollar Value of
	Total Number of	Average Price	as Part of Publicly	Shares (or Units) that May Yet
	Shares (or Units)	Paid per Share	Announced Plans	Be Purchased Under the
Period	Purchased (#)	(or Unit) ($)	or Programs (1)(#)	Plans or Programs ($)
July 1 - July 31, 2014	—	$—	—	$—
August 1 - August 31, 2014 (1)	41,401	$27.00	—	$—
September 1 - September 31, 2014	—	$—	—	$—
Total	41,401	$—	—	$—

(1)    Represents shares withheld by Newcastle in payment of the exercise price upon exercise of options.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

2.1
Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).

2.2	Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant.

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

3.3	Articles Supplementary Relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary Relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles of Amendment (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

3.6	Amended and Restated By-laws (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

3.7	Articles of Amendment (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on August 19, 2014).

3.8	Articles of Amendment (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on October 22, 2014).

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

10.19	Form of Indemnification Agreement (incorporated by reference to the Registrant's Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.20	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of September 17, 2014.

10.21	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November [3], 2014.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

November 4, 2014

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

November 4, 2014

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

November 4, 2014