Form 10-K
period 2014-12-31
NEWCASTLE INVESTMENT CORP
filed 2015-03-02
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 2014
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
☐ Yes ☒ No
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 (computed based on the closing price on such date as reported on the NYSE) was: $1.6 billion.

The number of shares outstanding of the registrant’s common stock was 66,424,508 as of February 20, 2015.

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
•
changes in our asset portfolio and investment strategy, and potential changes in our ability to make distributions to our stockholders, as a result of the spin-off of our senior housing business on November 6, 2014 or other factors;

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

NEWCASTLE INVESTMENT CORP.
FORM 10-K
INDEX

PART I
Item 1. Business.
Overview
Newcastle Investment Corp. (“Newcastle” or the "Company") is a real estate investment trust (“REIT”) that focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. Newcastle is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress (the “Manager”). Newcastle’s common stock is traded on the New York Stock Exchange ("NYSE") under the symbol “NCT.”
We currently invest in real estate debt and golf related real estate and operations. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ appropriate capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to grow investments organically and through acquisitions into standalone businesses to enhance returns.

Our debt business consists of assets of $473.2 million financed in collateralized debt obligations ("CDOs") whereby Newcastle is the manager, as well as $833.3 million of other real estate related securities and assets.

Our Golf business includes 87 properties in the United States that we lease, own or manage. Since the acquisition of our Golf business in December 2013, we have sought to enhance the value of our Golf business by hiring a new senior management team to optimize the portfolio and focus on revenues and earnings growth. In addition, we believe our golf portfolio is highly scalable, and we could potentially grow the portfolio through acquisitions of related businesses.
We report our business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf properties and facilities (“Golf”), and (iv) corporate. Discontinued operations includes the spin-offs of New Media Investment Group Inc. (“New Media”) and New Senior Investment Group Inc. (“New Senior”), as further described below under "— Developments in 2014 - Spin-off of Senior Housing Investments," and the commercial real estate properties that we are working to sell in Beavercreek, OH.
The following table summarizes our segment results at December 31, 2014:

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations	Total
GAAP
Investments, net (C)	$473,209	$833,293	$323,969	$—	$—	$1,630,471
Cash and restricted cash	11,790	877	21,637	55,137	—	89,441
Other assets	1,927	2,190	31,366	91	—	35,574
Assets of discontinued operations	—	—	—	—	6,803	6,803
Total assets	486,926	836,360	376,972	55,228	6,803	1,762,289

Debt, net (C)	310,636	791,499	161,857	51,231	—	1,315,223
Other liabilities	2,391	4,528	164,897	16,475	—	188,291
Liabilities of discontinued operations	—	—	—	—	447	447
Total liabilities	313,027	796,027	326,754	67,706	447	1,503,961
Preferred stock	—	—	—	61,583	—	61,583
Noncontrolling interests	—	—	36	—	—	36

Equity attributable to common stockholders	$173,899	$40,333	$50,182	$(74,061)	$6,356	$196,709

(A)
Assets held within non-recourse structures, including all of the assets in the CDO segment, are not available to satisfy obligations outside of such financings, except to the extent net cash flow distributions are received from such structures. Creditors or beneficial interest holders of these structures generally have no recourse to the general credit of Newcastle. Therefore, our exposure to the economic losses from such structures generally is limited to our invested equity in them, and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of our investment, which results in negative equity attributable to common stockholders for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	The following table summarizes the investments and debt in the other debt segment:

	December 31, 2014
	Investments		Debt
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Non-Recourse
Subprime mortgage loans subject to call options	406,217	406,217	406,217	406,217
Other
Unlevered real estate securities	167,457	12,265	—	—
Levered real estate securities	390,771	407,689	385,282	385,282
Other investments	N/A	6,479	—	—
Residential mortgage loans	934	643	—	—
	$965,379	$833,293	$791,499	$791,499

(C)	Net of $35.1 million of inter-segment eliminations.
Further details regarding the revenues, net income (loss) and total assets of each of our segments for each of the last three fiscal years are presented in Note 4 to Part II, Item 8, “Financial Statements and Supplementary Data.”
Developments in 2014
Spin-off of Media Investments
On February 13, 2014, we spun off New Media. The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock we held of New Media to our common stockholders of record at the close of business on February 6, 2014. The distribution ratio was approximately 0.0722 shares of New Media common stock for each share of Newcastle common stock. For more information about the spin-off of the Media business, see Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”
Spin-off of Senior Housing Investments

On November 6, 2014, we spun off New Senior. The spin-off of New Senior was effected as a taxable pro rata distribution of all of the outstanding shares of common stock of New Senior to the holders of Newcastle common stock. Newcastle distributed one share of New Senior common stock for each share of Newcastle common stock held by Newcastle stockholders of record as of the record date, October 27, 2014. In connection with the spin-off, Newcastle contributed to New Senior all of its investments in senior housing properties, any liabilities relating to these properties and a cash and cash equivalents balance of $245.2 million. For more information about the spin-off of the Senior Housing business, see Note 3 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Investment Portfolio
The following summarizes our consolidated investment portfolio at December 31, 2014 (dollars in millions):

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Debt Investments
Commercial Assets
CMBS	$214	$143	12.5%	$179	32	B	2.6
Mezzanine Loans	132	104	9.0%	104	7	88%	1.2
B-Notes	22	19	1.6%	19	1	123%	4.0
Whole Loans	1	1	0.1%	1	1	12%	0.2
CDO Securities (4)	14	—	—	8	2	CCC-	11.5
Other Investments (5)	26	26	2.2%	26	1	—	—
Total Commercial Assets	409	293	25.4%	337			2.5
Residential Assets
Residential Loans	4	4	0.3%	4	6	726	1.2
Non-Agency RMBS	67	25	2.2%	45	28	CCC	7.7
Real Estate ABS	8	—	—%	—	1	C	—
	79	29	2.5%	49			6.6
FNMA/FHLMC	391	403	34.8%	408	9	AAA	5.6
Total Residential Assets	470	432	37.3%	457			5.8
Corporate Assets
Corporate Bank Loans	175	108	9.3%	108	5	D	1.7
Total Corporate Assets	175	108	9.3%	108			1.7

Total Debt Investments	1,054	833	72.0%	902			3.9
Other Investments
Golf Investment (6)	359	324	28.0%	324
Total Portfolio / Weighted Average	$1,413	$1,157	100.0%	$1,226
Reconciliation to GAAP total assets:
Subprime mortgage loans subject to call option (7)				406
Cash and restricted cash				89
Assets of discontinued operations				7
Other				34
GAAP total assets				1,762

WA- Weighted average, in all tables.

(1)	Net of impairment.

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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding eight securities with zero value, which had an aggregate face amount of $113.3 million.

(5)	Represents an equity investment in a real estate owned property.

(6)
Face amount of the golf investment represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization. Basis amount of the golf investments represents carrying value including intangibles.

(7)
Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the consolidated balance sheet.

Debt Investments
The following table reflects the spread between the yield and the cost of financing on our portfolio of debt investments at December 31, 2014:

Weighted average asset yield	8.25%
Weighted average funding cost	2.11%
Net interest spread	6.14%

The net interest spread decreased from 6.42% at December 31, 2013 to 6.14% at December 31, 2014 primarily due to the sale of our approximately $222 million manufactured housing portfolio in May 2014 through securitization, which historically generated a yield of 8.43% at December 31, 2013.

The net interest spread of our portfolio of debt investments can be impacted by (i) the timing and extent of changes in the composition of our portfolio as a result of purchases and sales of assets or the repayment of debt, including our CDO debt, repurchase agreements and other bonds, and the incurrence of new debt, (ii) the yields on new investments, which vary depending on the credit quality of the issuer and (iii) changes in our estimates of the yields on securities acquired at a discount or premium for credit quality, which management assesses on a quarterly basis. For instance, the net interest spread of our debt investments increases if we sell assets with lower yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale or refinancing) that has a higher interest rate relative to other financing on our portfolio, assuming no other changes to the composition of our portfolio. Conversely, the net interest spread of our portfolio decreases if we sell assets with higher yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale) that has a lower interest rate relative to other financing on our portfolio, assuming no other changes to the composition of our portfolio. Management continually monitors market conditions to opportunistically effect purchases and sales of debt investments.
CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	B-	5	$5,848	$4,887	3.4%	$5,335	27.9%	46.5%	1.4
2004	CCC+	3	12,973	8,730	6.1%	10,945	49.0%	26.4%	4.1
2005	B	7	57,434	24,328	17.0%	42,630	7.6%	13.1%	1.7
2006	CCC	8	54,433	35,958	25.1%	41,648	6.4%	10.2%	1.4
2007	CCC+	3	13,237	2,684	1.9%	3,183	6.0%	7.8%	0.5
2010	BB-	2	23,000	22,605	15.8%	24,863	0.0%	0.0%	5.7
2011	BB+	4	47,101	44,134	30.7%	50,159	0.0%	4.3%	3.8
Total / WA	B	32	$214,026	$143,326	100.0%	$178,763	7.8%	10.4%	2.6

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2014.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (“REO”).

(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

In 2014, we sold $68.3 million face amount of CMBS securities at an average price of 105.2% for total proceeds of $71.9 million and repaid $71.9 million of associated CDO bonds payable and other term loan financings. We recognized a net gain of approximately $15.0 million on the sale of these securities. We received paydowns on $19.1 million face amount of CMBS securities for total proceeds of $19.1 million and repaid $19.1 million of other bonds and notes payable.
Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	7	$131,551	$103,582	84.6%	$103,582	78.8%	87.9%	9.1%
B-Notes	1	21,865	18,748	15.3%	18,748	83.4%	123.3%	0.0%
Whole Loans	1	155	155	0.1%	155	—%	12.3%	0.0%
Total/WA	9	$153,571	$122,485	100.0%	$122,485	79.4%	92.9%	7.8%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	2	CCC-	$14,413	$—	—%	$7,956	13.7%
TOTAL/WA		2	CCC-	$14,413	$—	—%	$7,956	13.7%

(A)	Represents non-consolidated CDO securities, excluding eight securities with zero value, which had an aggregate face amount of $113.3 million.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2014.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

In 2014, we sold $61.2 million outstanding face amount of the Sorin CDO security at an average price of 93.3% for total proceeds of $57.1 million and repaid $52.7 million of associated CDO bonds payable and other term loan financings. We recognized a net gain of approximately $1.0 million on the sale of this security.

Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Residential Loans Portfolio I	691	$934	$643	16.7%	$643	1.8	$646,357	82.0%	—%
Residential Loans Portfolio II	735	3,375	3,211	83.3%	3,211	1.0	83,950	—%	—%
Total / WA	726	$4,309	$3,854	100.0%	$3,854	1.2	$730,307	17.8%	—%

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

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	D	3	$990	$207	0.8%	$503	4.3%	3.9%
2004	B-	3	2,536	935	3.7%	2,124	5.8%	1.3%
2005	CCC-	15	37,423	6,153	24.4%	19,429	16.8%	3.9%
2006	B-	4	19,989	12,984	51.5%	17,284	31.9%	3.4%
2007	CCC+	3	6,537	4,940	19.6%	5,695	27.9%	4.1%
Total / WA	CCC	28	$67,475	$25,219	100.0%	$45,035	21.8%	3.7%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	11.8	0.05	12.9%	17.4%	2.9%
2004	10.6	0.12	8.9%	6.6%	2.1%
2005	9.8	0.13	9.8%	20.7%	11.3%
2006	8.9	0.19	9.5%	24.9%	25.4%
2007	8.1	0.27	11.9%	21.6%	30.6%
Total / WA	9.4	0.16	9.9%	21.5%	16.8%

(A)
This includes subprime retained securities in the securitizations of Subprime Portfolios I. For further information on this securitization, see Note 6 to our consolidated financial statements included in this report.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2014.

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

Agency RMBS (FNMA/FHLMC Securities)

In January 2014, we sold $503.0 million face amount of agency FNMA/FHLMC ARM securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of repurchase agreements associated with these securities, and we recognized a gain of approximately of $1.9 million.

In November 2014, we purchased $391.9 million face amount of agency FNMA/FHLMC fixed-rate securities for total proceeds of $404.6 million. We financed this transaction with repurchase financing of $383.4 million.

REIT Debt

In November 2014, we sold all of the remaining REIT debt securities with a face amount of $29.2 million at an average price of 103.23% for total proceeds of $30.1 million and repaid $30.1 million of debt associated with these securities, and we recognized a gain of approximately of $1.2 million.

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Resorts	D	3	$161,734	$99,975	92.8%	$99,975
Restaurant	D	2	12,796	7,740	7.2%	7,740
Total / WA	D	5	$174,530	$107,715	100.0%	$107,715

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2014.

Credit Risk Management – Debt Investments

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. We strive to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where feasible and appropriate, repositioning our investments to upgrade their credit quality and yield. A significant portion of our investments are financed with collateralized debt obligations, known as CDOs. Our CDO financings offer us the structural flexibility to currently sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Further, while the expected yield on our real estate securities, which comprise a meaningful portion of our assets, is sensitive to the performance of the underlying loans, the first risk of default and loss–referred to as a “first loss” position–is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities.

We also invest in loans and securities which represent “first loss” positions; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts.

Other Investments

Golf Investment

In December 2013, we restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). National Golf owns 27 golf courses across 8 states, and leases these courses to American Golf Corporation (“American Golf”), an affiliated operating company. American Golf also leases an additional 49 golf courses and manages 11 courses, all owned by third parties. As part of the transaction, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore consolidated these entities as of December 31, 2013. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

Public Properties.   Public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities, and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities.

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

Managed Properties. Our 11 managed properties are properties that American Golf manages pursuant to a management agreement with the owner.  We recognize revenue from these properties in an amount equal to the respective management fee.

The following table summarizes certain information about our golf properties as of December 31, 2014.

Property Type	Number of Properties	Number of Golf Holes

Leased:
Public	43	801
Private	6	153
Total Leased	49	954
Owned:
Public	12	234
Private	15	306
Total Owned	27	540
Managed:	11	198
Total	87	1,692

Location by State
California	52	990
Florida	1	54
Georgia	10	171
Hawaii	1	18
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	5	108
Oklahoma	3	54
Oregon	4	90
Tennessee	2	36
Texas	3	54
Washington	1	18
Total	87	1,692

Our Financing And Hedging Activities

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2014 and as of the date of this Annual Report, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing, including common and preferred stock offerings, CDOs, other securitizations, term loans, and trust preferred securities, as well as short-term financing in the form of loans and repurchase agreements. Additionally, the Manager as defined in "– The Management Agreement" may elect for us to bear a level of refinancing risk on a short-term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, the Manager determines that bearing such risk is advisable or unavoidable. Further details regarding the forms of financing that are currently utilized are presented in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We enter into hedging transactions to manage our exposure to fluctuations in interest rates and other changes in market conditions, and we may continue to do so, when feasible and appropriate. These transactions predominantly include interest rate swaps, interest rate caps and may include the purchase or sale of interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments that may be subject to margin calls. These instruments may be used to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our Manager elects to have us bear a level of interest rate risk that could otherwise be hedged when our Manager believes, based on its analysis, that bearing such risks is advisable or unavoidable. We engage in hedging for the purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates. We note that new hedging transactions with respect to many types of hedging instruments may impose liquidity constraints on us or may be uneconomical for us to obtain.

Further details regarding our hedging activities are presented in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate and Credit Spread Sensitive Instruments and Fair Value.”

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2014 (dollars in thousands):

						Collateral
	Outstanding Face Amount	Carrying Value	Weighted Average Funding Cost (1)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (2)	Amortized Cost Basis (2)	Carrying Value (2)	Weighted Average Life (Years)	Floating Rate Face Amount (2)	Aggregate Notional Amount of Current Hedges (3)
Debt Obligation
CDO Bonds Payable	$226,853	$227,673	4.3%	3.0	$215,740	$602,013	$421,507	$473,209	2.6	$159,281	$104,819
Other Bonds and Notes Payable	31,060	27,069	9.3%	2.5	31,060	N/A	N/A	N/A	N/A	N/A	—
Repurchase Agreements	441,176	441,176	0.6%	0.1	55,894	390,771	403,216	407,689	5.6	—	—
Golf Credit Facilities(4)	161,857	161,857	5.2%	3.1	50,123	N/A	N/A	N/A	N/A	N/A	—
Junior Subordinated Notes Payable	51,004	51,231	7.4%	20.3	—	N/A	N/A	N/A	N/A	N/A	—
Subtotal debt obligations	$911,950	$909,006	3.0%	2.6	$352,817	$992,784	$824,723	$880,898	3.8	$159,281	$104,819
Financing on Subprime Mortgage Loans Subject to Call Option	406,217	406,217
Total debt obligations	$1,318,167	$1,315,223

(1)	Including the effect of applicable hedges.

(2)	Excluding restricted cash held in CDOs to be used for principal and interest payments of CDO debt.

(3)	Including $46.5 million notional amount of interest rate swap in CDO VI, which was an economic hedge not designed as a hedge for accounting purposes.

(4)	These facilities are collateralized by all of the assets of the respective Golf business.

Further details regarding our debt obligations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” as well as Note 11 to Part II, Item 8, “Financial Statements and Supplementary Data.”

Formation

We were formed in June 2002 and completed our initial public offering in October 2002.

The following table presents information on shares of our common stock issued since our formation:

Year	Shares Issued	Range of Issue Prices (1)(2)	Net Proceeds (millions)
Formation - 2011	17,530,168
2012	11,224,106	$37.32 - $40.26	$434.9
2013	29,821,308	$29.82 - $62.88	$1,262.6
2014	7,848,926	$25.92	$197.9
December 31, 2014	66,424,508

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

(2)
On May 15, 2013, Newcastle completed the spin-off of New Residential Investment Corp. ("New Residential"). The May 15, 2013 closing price of Newcastle’s common stock on the NYSE was $73.98, and the opening price of Newcastle’s common stock on May 16, 2013 was $34.74. On February 13, 2014, Newcastle completed the spin-off of New Media. The February 13, 2014 closing price of Newcastle's common stock was $34.50, and the opening price of Newcastle's common stock on February 14, 2014 was $29.88. On November 6, 2014, Newcastle completed the spin-off of New Senior. The November 6, 2014 closing price of Newcastle's common stock on the NYSE was $23.53, and the opening price of Newcastle's common stock on November 7, 2014 was $4.00.

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

The Management Agreement

We are party to an amended and restated management agreement with FIG LLC, our Manager and an affiliate of Fortress Investment Group LLC, dated April 25, 2013 (the “management agreement”), pursuant to which our Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors.  Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement.

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

To provide an incentive for our Manager to enhance the value of our common stock, our Manager is entitled to receive an incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations (defined as the net income available for common stockholders before the Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate, and after adjusting for unconsolidated subsidiaries, if any) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in our initial public offering and the value attributed to the net assets transferred to us by Newcastle Investment Holdings, and in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions, including spin-offs) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. Our Manager earned no incentive compensation during the years ended 2014, 2013 or 2012.

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

For more information about the competition we face generally and in our Golf business specifically, see Part I, Item 1A, “Risk Factors—Risks Related to Our Business—We are subject to significant competition, and we may not compete successfully.”

Government Regulation of Our Golf Business

Our golf facilities and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from currently owned, formerly owned or operated facilities.

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

Employees

As described above under “– The Management Agreement,” we are managed by FIG LLC, an affiliate of Fortress Investment Group LLC. As a result, except in our golf operations which are discussed below, we have no employees. From time to time, certain of our officers may enter into written agreements with us that memorialize the provision of certain services; these agreements do not provide for the payment of any cash compensation to such officers from us. The employees of FIG LLC are not a party to any collective bargaining agreements.

Golf

As of December 31, 2014, there were approximately 4,600 employees at our golf facilities, consisting primarily of hourly employees. Other than a small group of golf course maintenance staff at one of our clubs, our employees are not unionized. We believe we have a good working relationship with our employees, and the Golf business has not experienced interruptions as a result of labor disputes.

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the Audit, Compensation and Nominating and Corporate Governance committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines, and our Manager has adopted a code of business conduct and ethics, which delineate our standards for our officers and directors, and employees of our Manager.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio, as well as our ability to sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. For more information on the impact of market conditions on our business and results of operations generally, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Market Considerations” in this report.

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

On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd- Frank Act” or “Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Act imposes regulations on us and how we conduct our business. For example, the Act imposes additional disclosure requirements for public companies and generally requires issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, as a result of the Act, we were required to register as an investment adviser with the SEC, which has increased our regulatory compliance costs and subjects us to the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, reporting, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

The Act imposes mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. These requirements may impact our ability to enter into derivatives transactions, including derivatives transactions used for hedging purposes. The Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” who are subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

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

Legislation that permits modifications to the terms of outstanding loans has negatively affected our business, financial condition and results of operations and may continue to do so.

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

Our management agreement with our Manager was not negotiated at arm’s-length, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Our management agreement, as amended, does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. Entities managed by our Manager or its affiliates- including investment funds, private investment funds, or businesses managed by our Manager-have investment objectives that overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. These entities may invest in assets that meet our investment objectives, including real estate securities, real estate related and other loans, and other operating real estate, and other assets. Our Manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our Manager or its affiliates may determine, in their discretion, to make a particular investment through an investment vehicle other than us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity.

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
In addition, we have engaged or may engage (subject to our investment guidelines) in material transactions with our Manager or an entity managed by our Manager or one of its affiliates, including, but not limited to, certain financing arrangements, purchases of debt and co-investments, that present an actual, potential or perceived conflict of interest. We may invest in portfolio companies of private equity funds managed by our Manager (or an affiliate thereof). We currently have debt investments in a portfolio company.

The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments or to pursue separation transactions, such as the spin-offs of New Residential, New Media and New Senior. See “–Risks Related to Our Business–Our agreements with New Residential and New Senior may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential and New Senior for certain liabilities.” In addition to its management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our Manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our Manager has not received any incentive compensation from us since 2008. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments.

Our Manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 8, 2014, our board of directors adopted (and our stockholders subsequently approved) the 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan (the “2014 Plan”), as amended, which provides for 166,666 shares of our common stock (as adjusted for the reverse stock splits) to be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2014 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our Manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as a Golf business (which we acquired in December 2013), excess mortgage servicing rights ("Excess MSRs") (which we spun-off in May 2013), media assets (which we spun-off in February 2014) and senior housing properties (which we spun-off on November 6, 2014). Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), or federal tax law. See “–Risks Related to Our REIT Status and the 1940 Act.”

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

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP, the indirect parent of National Golf. National Golf owns 27 golf properties across 8 states, and leases these courses to American Golf, an affiliated operating company. American Golf also leases an additional 49 golf properties and manages 11 properties owned by third parties, respectively. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC, and therefore began consolidating these entities as of December 31, 2013.

We have never owned or operated a golf business, and there can be no assurance that we will be able to successfully manage this business. Our ability to attract and retain members and increase usage at our golf facilities is critical to the success of our Golf business, and there can be no assurance that we will be able to do so. See “-We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity.” Moreover, the golf industry generally has experienced a period of declining revenue and profitability. See “-We have invested in operating businesses in distressed industries, such as golf, and such investments are subject to operational and other business risks.”

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

In addition, we may be required to make significant cash outlays in connection with “initiation deposits.” Members of our private properties are generally required to pay an initiation deposit upon their acceptance as a member and, in most cases, such deposits are fully refundable after a fixed number of years (typically 30 years) and upon the occurrence of other contract-specific conditions. While we will make a refund to any member whose initiation deposit is eligible to be refunded, we may be subject to various states' escheatment laws with respect to initiation deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. Moreover, most of the states in which we conduct business hire independent agents to conduct unclaimed and abandoned property audits. We currently do not remit to states any amounts relating to initiation deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation deposits. The analysis of the potential application of escheatment laws to our initiation deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

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

We had no assets in our consolidated CDOs as of December 31, 2014 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the December 2014 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

We are required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a loan, it is probable that we will not be able to collect the full amount we intended to collect from the loan or, with respect to a security or golf property, it is probable that the value of the security or golf property is other than temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment was calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment and the amount of accrued interest recognized as income from such investment, which could have a material adverse effect on our results of operations and our ability to pay dividends to our stockholders.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of December 31, 2014, we had $441.2 million outstanding under repurchase agreement financings. These repurchase agreement obligations are with two counterparties.

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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property, including a golf property, if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. As a result of the events of September 11, 2001, insurance companies have limited or excluded coverage for acts of terrorism in insurance policies. As a result, we may suffer losses from acts of terrorism that are not covered by insurance.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations and interest rate swaps. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities and hedges. Changes in the level of interest rates also can affect, among other things, our ability to acquire real estate securities and loans at attractive prices, the value of our real estate securities, loans and derivatives and our ability to realize gains from the sale of such assets. In the past, we have utilized hedging transactions to protect our positions from interest rate fluctuations, but as a result of market conditions we face significant obstacles to entering into new hedging transactions. As a result, we may not be able to protect new investments from interest rate fluctuations to the same degree as in the past, which could adversely affect our financial condition and results of operations. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results.

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. Our financing strategy for certain of our investments is dependent on our ability to place the match funded debt we use to finance our investments at rates that provide a positive net spread. If spreads for such liabilities widen or if demand for such liabilities ceases to exist, then our ability to execute future financings will be severely restricted.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which in the case of our Golf business, may include personal identifying information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations.

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

Accounting for derivatives under U.S. generally accepted accounting principles (“GAAP”) is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP in our financial statements could adversely affect our earnings.

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

Our risk of litigation includes lawsuits that could be brought by users of our golf courses and property-level employees in our Golf business. For instance, we are subject to federal and state laws governing minimum wage requirements, overtime compensation, discrimination and family and medical leave. Any lawsuit alleging a violation of any such laws could result in a settlement or other resolution that requires us to make a substantial payment, which could have a material adverse effect on our financial condition and results of operations. In addition, accidents or injuries in connection with our golf properties could subject us to liability and reputational harm.

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

Our agreements with New Residential and New Senior may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential and New Senior for certain liabilities in connection with their respective spin-offs.

We completed the spin-off of New Residential in May 2013. The terms of the agreements related to the spin-off of New Residential, including a separation and distribution agreement dated April 26, 2013 (the “NRZ Separation and Distribution Agreement”) between us and New Residential and a management agreement between our Manager and New Residential, were not negotiated among unaffiliated third parties. Such terms were proposed by our officers and other employees of our Manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would have resulted from arm’s-length negotiations among unaffiliated third parties.

In the NRZ Separation and Distribution Agreement, we have agreed to indemnify New Residential and its affiliates and representatives against losses arising from: (a) any liability related to our junior subordinated notes due 2035; (b) any other liability that has not been defined as a liability of New Residential; (c) any failure by us and our subsidiaries (other than New Residential and its subsidiaries) (collectively, the “Newcastle Group”) to pay, perform or otherwise promptly discharge any liability listed under (a) and (b) above in accordance with their respective terms, whether prior to, at or after the time of effectiveness of the NRZ Separation and Distribution Agreement; (d) any breach by any member of the Newcastle Group of any provision of the NRZ Separation and Distribution Agreement and any agreements ancillary thereto (if any), subject to any limitations of liability provisions and other provisions applicable to any such breach set forth therein; and (e) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the information statement or the registration statement of which the information statement is a part that relates solely to any assets owned, directly or indirectly by us, other than New Residential’s initial portfolio of assets. Any indemnification payments that we may be required to make could have a significantly negative effect on our liquidity and results of operations.

We completed the spin-off of New Senior in November 2014. The terms of the separation and distribution agreement dated October 16, 2014 between us and New Senior are substantially similar to the terms of the NRZ Separation and Distribution Agreement, and therefore subjects us to similar risks.

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

Our failure to qualify as a REIT would potentially give rise to a claim for damages from New Residential or New Senior.

In connection with the spin-off of New Residential, which was completed in May 2013, and the spin-off of New Senior, which was completed in November 2014, we represented in the Separation Agreements that we have no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. We also covenanted in the Separation Agreements to generally use our reasonable best efforts to maintain our REIT status for each of our taxable years ending on or before December 31, 2014 (in the case of New Residential) and December, 31, 2015 (in the case of New Senior). In the event of a breach of this representation or covenant, New Residential or New Senior, or both, may be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.

If New Residential failed to qualify as a REIT for 2013, or if New Senior failed to qualify as a REIT for 2014, it would significantly affect our ability to maintain our REIT status.

For federal income tax purposes we recorded approximately $600 million of gain as a result of the spin-off of New Residential in May 2013 and $450 million of gain as a result of the spin-off of New Senior in November 2014. If New Residential qualified for taxation as a REIT for 2013, and if New Senior so qualified for 2014, that gain is qualifying income for purposes of our REIT income tests in such years. If, however, New Residential failed to qualify as a REIT for 2013, or if New Senior failed to so qualify in 2014, that gain would be non-qualifying income for purposes of the 75% gross income test. Although New Residential and New Senior covenanted in the their respective Separation Agreements to use reasonable best efforts to qualify as a REIT in 2013 and 2014, respectively, no assurance can be given that they so qualified. If New Residential or New Senior failed to qualify in such years, it could cause us to fail our REIT income tests for such years, which could cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.
Uncertainty exists with respect to the treatment of TBAs for purposes of the REIT asset and income tests.
We have invested in and may continue to invest in to-be-announced securities (“TBA”) and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. In a dollar roll transaction, we exchange an existing TBA for another TBA with a different settlement date. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test.

For a particular taxable year, we intend to treat such TBAs as qualifying assets for purposes of the REIT asset tests, and income and gains from such TBAs as qualifying income for purposes of the 75% gross income test, to the extent set forth in an opinion from Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying mortgage-backed securities, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of such TBAs should be treated as gain from the sale or disposition of the underlying mortgage-backed securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS would not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that any opinion of Skadden, Arps, Slate, Meagher & Flom LLP would be based on various assumptions relating to any TBAs that we enter into and would be conditioned upon fact-based representations and covenants made by our management regarding such TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge any conclusions of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

If the market value or income potential of qualifying assets for purposes of our qualification as a REIT or our exclusion from registration as an investment company under the 1940 Act declines as a result of increased interest rates, changes in prepayment rates or other factors, or the market value or income potential from non-qualifying assets increases, we may need to increase our investments in qualifying assets and/or liquidate our non-qualifying assets to maintain our REIT qualification or our exclusion from registration under the 1940 Act. If the change in market values or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets we may own. We may have to make investment decisions that we otherwise would not make absent the intent to maintain our qualification as a REIT and exclusion from registration under the 1940 Act.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through December 31, 2014, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $139.5 million of such cancellations had been effected through December 31, 2014, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended December 31, 2013, 2012 and 2011, we repurchased $35.9 million, $34.1 million and $188.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $4.6 million, $23.2 million and $81.1 million of gain for tax purposes, respectively (of which only $4.6 million, $24.1 million and $66.1 million of gain relating to $35.9 million, $39.3 million and $171.8 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). During the year ended

December 31, 2014, we did not repurchase any of our outstanding CDO debt and notes payable. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

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

In August 2011, the SEC issued a concept release soliciting public comments on a wide range of issues relating to companies, which are typically REITs, engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the Section 3(c)(5)(C) exclusion and whether mortgage REITs like us should be regulated in a manner similar to investment companies. Therefore, there can be no assurance that the laws and regulations governing the 1940 Act status of REITs, or guidance from the SEC or its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations. If we fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially adversely affect us and the market price of our stock.

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

The trading price of our common stock has fluctuated significantly in the past. The trading price of our common stock could fluctuate significantly in the future and could be negatively affected in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT or real estate industry in particular;

•	our ability to make investments with attractive risk-adjusted returns;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our Manager or its affiliates;

•	additional offerings of our common stock;

•	actions by rating agencies;

•	short sales of our common stock;

•	any decision to pursue a distribution or disposition of a meaningful portion of our assets;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITs or the outlook of the real estate and golf industries;

•	major reductions in trading volumes on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses;

•	litigation and governmental investigations; and

•	any decision to pursue a spin-off of a portion of our assets.

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

While we are required to make distributions in order to maintain our REIT status (as described above under “-Risks Related to Our REIT Status and the 1940 Act-We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred stock. No assurance can be given that we will pay any dividends on our common stock in the future, and the spin-off of New Senior on November 6, 2014 will likely reduce the amount of dividends we pay in future quarters.

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

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. We may also determine to distribute a taxable dividend in the stock of a subsidiary in connection with a spin-off or other transaction, as in the case of our spin-off of New Residential in May 2013, our spin-off of New Media in February 2014 and our spin-off of New Senior in November 2014. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,424,508 shares or our common stock outstanding as of February 23, 2015. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments received more than 180 days prior to December 31, 2014.

Item 2. Properties.

Our direct investments in golf properties are described under “Business – Investment Portfolio.”

Our Manager leases principal executive and administrative offices located at 1345 Avenue of the Americas, New York, New York 10105. Its telephone number is (212) 798-6100.

Our Golf business’s executive office is located at 6080 Center Drive, Suite 500, Los Angeles, California, 90045. Its telephone number is (310) 664-4000.

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

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The following graph compares the cumulative total return for Newcastle’s common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in the Newcastle’s common stock and in each of the indices on December 31, 2009, and that all dividends were reinvested. The past performance of Newcastle’s common stock is not an indication of future performance. Newcastle’s historical stock price has been adjusted to take into consideration the impact of the spin-off of New Residential in May 2013, New Media in February 2014 and New Senior in November 2014.  Newcastle’s share price has also been adjusted to take into consideration the impact of the 1-for-3 reverse stock split in August 2014 and the 1-for-2 reverse stock split in October 2014.

We have one class of common stock, which has been listed and is traded on the NYSE under the symbol “NCT” since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated. All per share amounts and shares outstanding for all periods reflect the 1-for-3 reverse stock split, which was effective after the close of trading on August 18, 2014 and the 1-for-2 reverse stock split, which was effective after the close of trading on October 22, 2014.

2014	High	Low	Last Sale	Distributions Declared
First Quarter (1)	$35.52	$26.04	$28.20	$0.60
Second Quarter	$30.84	$26.28	$28.74	$0.60
Third Quarter	$29.28	$24.78	$25.36	$0.60
Fourth Quarter (1)	$25.74	$4.00	$4.49	$0.12

2013	High	Low	Last Sale	Distributions Declared
First Quarter	$69.90	$52.80	$67.02	$1.32
Second Quarter (1)	$74.94	$28.20	$31.38	$1.02
Third Quarter	$35.82	$30.00	$33.72	$0.60
Fourth Quarter	$35.64	$31.08	$34.44	$0.60

(1)
On May 15, 2013, Newcastle completed the spin-off of New Residential. The May 15, 2013 closing price of Newcastle’s common stock on the NYSE was $73.98, and the opening price of Newcastle’s common stock on May 16, 2013 was $34.74. On February 13, 2014, Newcastle completed the spin-off of New Media. The February 13, 2014 closing price of Newcastle's common stock was $34.50, and the opening price of Newcastle's common stock on February 14, 2014 was $29.88. On November 6, 2014, Newcastle completed the spin-off of New Senior, The November 6, 2014 closing price of Newcastle's common stock on the NYSE was $23.53, and the opening price of Newcastle's common stock on November 7, 2014 was $4.00.

We may declare quarterly distributions on our common stock. No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to our earnings, financial condition, liquidity, capital requirements, REIT requirements and such other factors as our board of directors deems relevant.

On February 20, 2015, the closing sale price for our common stock, as reported on the NYSE, was $4.71. As of February 20, 2015, there were approximately 33 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Item 6. Selected Financial Data.

The selected historical consolidated financial information set forth below as of and for each of the five years ended December 31, 2014 has been derived from our audited historical consolidated financial statements.

The information below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data) (1)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data
Interest income	$127,627	$213,712	$282,951	$291,036	$300,272
Interest expense	80,022	78,601	108,236	138,035	172,219
Net interest income	47,605	135,111	174,715	153,001	128,053

Impairment (reversal)	(2,419)	(19,769)	(5,664)	677	(240,858)
Net interest income after impairment/reversal	50,024	154,880	180,379	152,324	368,911

Operating revenues	291,537	—	—	—	—
Other income	74,462	35,290	262,376	180,495	282,287
Expenses	348,232	49,376	39,110	29,178	29,528
Income from continuing operations before income tax	67,791	140,794	403,645	303,641	621,670
Income tax expense	208	—	—	—	—
Income from continuing operations	67,583	140,794	403,645	303,641	621,670
Income (loss) from discontinued operations	(35,189)	11,547	30,465	878	(8)
Net income	32,394	152,341	434,110	304,519	621,662
Preferred dividends	(5,580)	(5,580)	(5,580)	(5,580)	(7,453)
Excess of carrying amount of exchanged preferred stock over fair value of consideration paid	—	—	—	—	43,043
Net income attributable to noncontrolling interests	852	(928)	—	—	—
Income applicable to common stockholders	$27,666	$145,833	$428,530	$298,939	$657,252
Income per share of common stock, diluted	$0.44	$3.09	$17.64	$21.88	$65.78

Income from continuing operations per share of common stock, after preferred dividends, excess of carrying amount of exchanged preferred stock over fair value of consideration paid and net income attributable to noncontrolling interest diluted	$1.00	$2.84	$16.39	$21.81	$65.79
Income (loss) from discontinued operations per share of common stock diluted	$(0.57)	$0.24	$1.25	$0.06	—
Weighted average number of shares of common stock outstanding, diluted	63,131	47,218	24,294	13,665	9,991
Dividends declared per share of common stock	$1.92	$3.54	$5.04	$2.40	$—

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data
Real estate securities, available-for-sale	$231,754	$432,993	$871,040	$1,486,829	$1,860,584
Real estate securities, pledged as collateral	407,689	551,270	820,535	244,915	—
Real estate related loans, held-for-sale, net	230,200	437,530	843,132	813,580	782,605
Residential mortgage loans, held-for-investment, net	—	255,450	292,461	331,236	124,974
Residential mortgage loans, held-for-sale, net	3,854	2,185	2,471	2,687	253,213
Investments in other real estate, net	239,283	250,208	—	—	—
Intangibles, net	84,686	95,548	—	—	—
Other investments	26,788	25,468	24,907	24,907	24,907
Cash and cash equivalents	73,727	42,721	221,798	156,325	32,448
Restricted cash	15,714	5,856	2,031	105,007	156,964
Assets of discontinued operations	6,803	2,248,023	448,920	52,831	9,949
Total assets	1,762,289	4,837,635	3,945,312	3,651,799	3,687,111
Total debt	1,315,223	1,941,103	2,661,236	3,299,693	3,745,811
Liabilities of discontinued operations	447	1,434,394	126,895	5,564	1,377
Total liabilities	1,503,961	3,611,511	2,872,252	3,459,710	3,934,696
Common stockholders’ equity (deficit)	196,709	1,103,262	1,011,477	130,506	(309,168)
Preferred stock	61,583	61,583	61,583	61,583	61,583
Noncontrolling interests	36	61,279	—	—	—

Supplemental Balance Sheet Data
Common shares outstanding	66,425	58,576	28,754	17,530	10,338
Book value (deficit) per share of common stock	$2.96	$18.83	$35.18	$7.44	$(29.91)

Other Data
Core Earnings (2)	$99,993	$140,903	$163,217	$120,169	$91,376

(1)
Selected consolidated financial information includes the impact of the spin-offs of New Residential, New Media and New Senior and the plan to sell the commercial real estate properties in Beavercreek, OH. For all periods presented, the assets, liabilities and results of operations are presented separately in discontinued operations.

(2)
Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its golf investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above. It also excludes depreciation and amortization charges, including the accretion of the membership deposit liability and the impact of the application of acquisition accounting, acquisition and spin-off related expenses and restructuring expenses. Core earnings is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges and restructuring expenses are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from core earnings of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders. Newcastle changed its definition of “Core Earnings” to exclude acquisition and spin-off related expenses in the third quarter of 2013. The calculation of “Core Earnings” has been retroactively adjusted for all periods presented.

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

Calculation of Core Earnings:

	Year Ended December 31,
	2014	2013	2012
Income applicable to common stockholders	$27,666	$145,833	$428,530
Add (deduct):
Impairment (reversal)	(2,419)	(19,769)	(5,664)
Other income (A)	(70,588)	(35,367)	(262,376)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations	104,226	39,974	(5,739)
Depreciation and amortization (B)	37,629	4	—
Acquisition and spin-off related expenses	2,560	10,228	8,466
Restructuring expense	919	—	—
Core earnings	$99,993	$140,903	$163,217

(A)
Net of $1.1 million and $1.9 million of deal expenses relating to the sale of the residential loan portfolio and the sale of the manufactured housing portfolio, respectively, during the year ended December 31, 2014. These deal expenses were recorded to general and administrative expense under GAAP during 2014.

(B)
Includes accretion of membership deposit liability of $5.7 million and $5.0 million of amortization of favorable and unfavorable leasehold intangibles in the year ended December 31, 2014. The accretion of membership deposit liability was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf under GAAP during 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with our consolidated financial statements and notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” and Part I, Item 1A, “Risk Factors.”
General
Newcastle is a real estate investment trust that focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. Newcastle is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. Newcastle’s common stock is traded on the NYSE under the symbol “NCT.”
We currently invest in real estate debt and other investments. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ appropriate capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to enhance returns.
For further information relating to Newcastle’s business, see “Item 1.Business”.
We conduct our business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf courses and facilities (“Golf”) and (iv) corporate. Revenues attributable to each segment, as restated for previously reported periods, are disclosed below (in thousands).

	Debt Investments				Inter-segment Elimination
For the Year Ended	CDOs	Other Debt	Golf (1)	Corporate		Total
December 31, 2014	$84,938	$50,093	$291,684	$44	$(7,595)	$419,164	(2)
December 31, 2013	$119,292	$98,968	$—	$198	$(4,746)	$213,712	(3)
December 31, 2012	$197,007	$91,818	$—	$170	$(6,044)	$282,951	(4)

(1)	The Golf business was acquired on December 30, 2013.

(2)	Excludes $283.4 million of revenues included in discontinued operations related to senior housing, media and the planned sale of commercial real estate.

(3)	Excludes $164.1 million of revenues included in discontinued operations related to senior housing, media, Excess MSRs and the planned sale of commercial real estate.

(4)	Excludes $47.6 million of revenues included in discontinued operations related to senior housing, Excess MSRs and the planned sale of commercial real estate.
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
Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. During 2014, we successfully accessed the capital markets, issuing 7,654,166 shares for total net proceeds of $197.9 million under our shelf registration statement filed with the SEC in June 2012.  However, rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.
Debt Investments
During the year, both short-term and long-term rates remained at historical lows. We project short– and long– term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads decreased, or “tightened,” during 2014 relative to 2013, which has had a favorable impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten and to decrease when spreads widen.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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
Debt Investments
Valuation of Securities

We have classified all of our real estate securities as available for sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of our securities are currently not traded in active markets and therefore have little or no price transparency. For a further discussion of this trend, see “- Market Considerations” above. As a result, we have estimated the fair value of these illiquid securities based on internal pricing models rather than the sources described above. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.
See Note 10 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and its estimation methodology, as of December 31, 2014.

Our securities must be categorized by the “level” of inputs used in estimating their fair values. Level 1 would be assets or liabilities valued based on quoted prices for identical instruments in active markets. We have no level 1 assets or liabilities. Level 2 would be assets or liabilities valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs. Level 3 would be assets or liabilities valued based significantly on “unobservable” market inputs. Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than the recorded fair values.

We generally classify the broker and pricing service quotations we receive as level 3 inputs, except for certain liquid securities. Such quotations are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and "not actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $631.5 million carrying value of securities valued using quotations as of December 31, 2014, a 100 basis point change in credit spreads would impact estimated fair value by approximately $24.0 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness, as well as historical performance. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In 2014, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally improved compared to assumptions used at December 31, 2013. In 2014, Newcastle increased the prepayment assumptions based on actual prepayment speeds rising throughout the year as rates remained historically low and lenders were able to lend to a broader lender base due to improved creditworthiness of borrowers. Default assumptions decreased due to lower levels of delinquent underlying loans. Loss severity assumptions were decreased based on observed decreases in recent loss severities. Decreasing projected delinquency, default, and severity rates was a result of rising property values throughout the year and an increased incentive for borrowers to remain current as they gained more equity in their properties. In 2013, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, generally remained consistent with the assumptions used at December 31, 2012, other than certain modifications we have made to the assumptions to reflect conditions relevant to specific assets.
For securities valued with internal models, which have an aggregate fair value of $8.0 million as of December 31, 2014, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$14,413
Fair value	$7,956
Effect on fair value with 10% unfavorable change in:
Discount rate	$(316)
Prepayment rate	$(45)
Default rate	$(23)
Loss severity	$(80)
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
Impairment of Securities

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other–than–temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other–than–temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. For certain securities which represent beneficial interests in securitized financial assets and non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was deemed probable, at acquisition, that we would be unable to collect all contractually required payments as they come due, an other-than-temporary impairment also will be deemed to have occurred whenever there is a probable adverse change in the timing or amounts of previously projected estimated cash flows.

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
We do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of December 31, 2014, we had 7 securities with a carrying amount of $31.6 million that had been downgraded during 2014, and we did not record an other-than-temporary impairment charge on these securities for the year ended December 31, 2014. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.
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
Valuation of Derivatives

Similarly, our derivative instruments are carried at fair value. Fair value is based on counterparty quotations. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements. To the extent they qualify as cash flow hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, the net unrealized gains and losses are reported currently in other income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability, the effectiveness of our hedging strategies and the extent to which a forecasted hedged transaction remains probable of occurring, could result in a significant increase or decrease in our GAAP equity and/or earnings.

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

Revenue Recognition on Loans Held for Investment

Income on loans held for investment is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. Interest income on performing loans is accrued and recognized as interest income at the contractual rate of interest. For loans acquired at a discount for credit quality, we recognize the excess of all expected cash flows over our investment in the loans, referred to as accretable yield, on a loss adjusted yield basis. A gross interest yield is recorded to Interest Income, offset by a provision for post-acquisition probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. The excess of total contractual cash flows over the cash flows expected to be collected is referred to as the nonaccretable difference and is not recognized as income. Probable increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining expected life of the loan. The net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “- Impairment of Loans” above. A rollforward of the allowance is included in Note 6 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale except when a paydown or sale has happened in that period. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 6 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Other Businesses

Acquisition Accounting

In connection with our acquisition of Golf, assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values as of the acquisition date. In measuring the fair value of net tangible and identified intangible assets acquired, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The determination of fair value involved the use of significant judgment and estimation.

Impairment of Investments in Real Estate

Real estate and long-lived assets are tested for potential impairment when changes in circumstances indicate the carrying value may not be recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated is less than the carrying value of an asset. The impairment is measured as the difference between the carrying value and the fair value. Significant judgment is required both in determining impairment and in estimating the fair value. We may use assumptions and estimates derived from a review of our operating results, business projections, expected growth rates, discount rates, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in these assumptions and estimates are outside the control of management, and can change in future periods.

Intangible Assets

We assess the potential impairment of intangible assets with indefinite lives on an annual basis or if an event occurs or circumstances change between annual tests that indicate that it is more likely than not that the asset is impaired.  We perform our impairment test by comparing the fair value of the intangible asset with its carrying amount.  If the carrying amount exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

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

Membership Deposit Liabilities

Private country club members pay an advance initiation fee upon their acceptance as a member to the country club. Initiation fees are generally deposits which are refundable 30 years after the date of acceptance as a member. The difference between the amount paid by the member (net of incremental direct costs, primarily commissions) and the net present value of the future refund obligation is deferred and recognized on a straight-line basis over the estimated average expected life of an active membership (currently seven years), and included in deferred revenue. The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term (30 years) using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of income. The determination of the estimated average expected life of an active membership involved significant judgment and estimation.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in Newcastle's previously issued financial statements. This update is effective for Newcastle in the first quarter of 2015. Newcastle does not expect the adoption of this guidance to have a material impact on its consolidated financial statements until it disposes of its assets in future periods.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU is effective for Newcastle in the first quarter of 2017. Early application is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in the ASU. Newcastle is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. The ASU is effective for Newcastle in the first quarter of 2015. Early application is not permitted. Disclosures are not required for comparative periods presented before the effective date. Newcastle has determined that the adoption of this guidance currently has no impact on its consolidated financial statements.

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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for Newcastle in the first quarter of 2016. Early adoption is permitted. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

Results of Operations
Consolidated Results
The following tables summarize the changes in our consolidated results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2014 and 2013

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$127,627	$213,712	$(86,085)	(40.3)%
Interest expense	80,022	78,601	1,421	1.8%
Net interest income	47,605	135,111	(87,506)	(64.8)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(2,419)	(25,035)	22,616	(90.3)%
Other-than-temporary impairment on securities, net	—	5,266	(5,266)	(100.0)%
	(2,419)	(19,769)	17,350	87.8%
Net interest income after impairment/reversal	50,024	154,880	(104,856)	(67.7)%

Operating Revenues	291,537	—	291,537	N.M

Other Income
Gain on settlement of investments, net	50,734	17,369	33,365	192.1%
Gain (loss) on extinguishment of debt	(3,410)	4,565	(7,975)	(174.7)%
Other income, net	27,138	13,356	13,782	103.2%
	74,462	35,290	39,172	111.0%
Expenses
Loan and security servicing expense	1,199	3,857	(2,658)	(68.9)%
Operating expenses - golf	254,104	—	254,104	N.M
Cost of sales - golf	30,271	—	30,271	N.M
General and administrative expense (including acquisition and transaction expense)	14,652	17,458	(2,806)	(16.1)%
Management fee to affiliate	21,039	28,057	(7,018)	(25.0)%
Depreciation and amortization	26,967	4	26,963	N.M
	348,232	49,376	298,856	605.3%

Income from continuing operations before income tax	$67,791	$140,794	$(73,003)	(51.9)%
N.M. – Not meaningful
Interest Income
Interest income decreased by $86.1 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to (i) a $40.4 million net decrease in interest income as a result of the sales and paydowns of real estate securities and real estate related loans during 2013 and 2014, (ii) a $3.2 million decrease in interest income as a result of the liquidation of CDO IV in June 2013, (iii) a decrease of $9.4 million due to non-agency RMBS assets that were contributed as part of the spin-off of New Residential in May 2013, (iv) a decrease of $7.2 million as a result of the contribution of FNMA/FHLMC assets to New Residential as part of the spin-off in May 2013 and the sale of additional FNMA/FHLMC assets in January 2014, (v) a decrease of $19.0 million due to the paydowns and the sale of the manufactured housing and residential loan portfolio in 2014, and (vi) a decrease of $6.9 million from debt investments in Gatehouse acquired during 2013 and restructured and converted into equity in November 2013.
Interest Expense
Interest expense increased by $1.4 million primarily due to (i) a $14.0 million increase as a result from the financing and the accretion of the membership deposit liability of the Golf business which was acquired at the end of December 2013, (ii) a $5.1 million increase in other bonds interest expense due to the refinancing of CDO VI Class I-MM bonds in December 2013, and (iii)

a $0.8 million increase due to repurchase agreements on CDO bonds during 2014. The increase was partially offset by (i) a $4.9 million decrease in interest swap expense as a result of decreasing swap notional balances during 2014, (ii) a decrease of $5.9 million resulting from the payoff of the debt following the sale of the manufactured housing loan portfolio in May 2014, (iii) a decrease of $3.8 million in CDO bond interest expense due to paydowns of CDO debt, and (iv) decrease of $3.9 million in interest expense from repurchase agreements as a result of contributions made to New Residential in May 2013 and repayment of repurchase agreements as a result of the sale of FNMA/FHLMC securities in January 2014.
Valuation (Reversal) Allowance on Loans
The valuation allowance (reversal) on loans decreased by $22.6 million primarily due to (i) a $6.4 million decrease in the reversal of the valuation allowance on our manufactured housing loans and residential mortgage loans in 2014 compared to 2013 as a result of the paydowns and sale of these portfolios during 2013 and 2014 and (ii) a decrease of $16.2 million in the reversal of the valuation allowance on our real estate related and other loans as a result of stabilizing market conditions during 2014 and their effect on loan valuations.
Other-than-temporary Impairment on Securities, Net
The other-than-temporary impairment on securities decreased by $5.3 million as there were no impairments taken in 2014. In 2013, the $5.3 million of other-than-temporary impairment on securities was primarily due to impairments taken on Agency and non-Agency RMBS securities in connection with the spin-off of New Residential in May 2014.
Operating Revenues
Operating revenues increased by $291.5 million due to the acquisitions of the Golf business at the end of December 2013.
Gain on Settlement of Investments, Net
The net gain on settlement of investments increased by $33.4 million. During the year ended December 31, 2014, we recorded (i) a gain of $23.7 million on the sale of debt securities, (ii) a gain of $32.5 million related to the sale of our manufactured housing loan portfolio and residential whole loan portfolio, and this was partially offset by (iii) a $4.2 million loss related to the settlement of TBA derivatives, and (iv) a $1.3 million loss due to the termination of certain properties in the Golf business. During the year ended December 31, 2013, we recorded a gain of $4.2 million on the sale of assets in CDO IV in May 2013 and a $0.9 million gain on the CDO IV hedge termination. In addition, Newcastle recorded a gain of $12.3 million as part of the sale or restructuring of 10 securities and loans during 2013.
Gain on Extinguishment of Debt
The gain on extinguishment of debt decreased by $8.0 million as a result of $3.4 million of losses recorded in 2014 related to the write off of unamortized discount on the manufactured housing debt upon the sale of the portfolio and pay off of the debt while a $4.6 million gain on extinguishment of debt was recognized in 2013 due to the repurchase of $35.9 million face amount of CDO debt at an average price of 87.1% of par.
Other Income, Net
Other income increased by $13.8 million primarily due to (i) a $11.3 million gain recognized on linked transactions during 2014, (ii) a $1.1 increase in earnings related to equity method investments, (iii) a gain of $7.2 million related to the restructuring of certain properties related to the Golf business, and (iv) a $1.7 million increase related to a one time reversal of golf related accruals, which is partially offset by (i) a decrease of $2.0 million in the fair value of TBA derivatives, (ii) a decrease of $2.2 million in the change in fair value of certain non-hedge interest rate swaps, (iii) a decrease of $1.7 million as as result of a change in liability assumed as part of the Golf acquisition, (iv) a decrease of $1.3 million related to accretion income recognized from paydowns of investments during 2013, and (v) a $0.3 million decrease related to collateral management fee income.
Loan and Security Servicing Expense
Loan and security servicing expense decreased by $2.7 million primarily due to the paydown and sale of securities and the sale of the manufactured housing and residential whole loan portfolios in 2014.
Operating Expenses - Golf
The operating expenses - golf increased by $254.1 million due to the acquisition of the Golf business in December 2013.
Cost of Sales - Golf
Cost of sales - golf increased by $30.3 million due to the acquisition of the Golf business in December 2013.

General and Administrative Expense (including acquisition and transaction expense)
General and administrative expense decreased by $2.8 million due to (i) $2.2 million of lower insurance costs in 2014 as compared to 2013 and (ii) a decrease of $0.6 million in professional fees incurred in 2014 as compared to 2013.
Management Fee to Affiliate
Management fees decreased by $7.0 million primarily due to decreases in gross equity as a result of the New Residential, New Media and New Senior spin-offs, partially offset by an increase in gross equity due to our public offerings of common stock in 2013 and 2014.
Depreciation and Amortization
Depreciation and amortization expense increased by $27.0 million due to the acquisition of the Golf business in December 2013.

Comparison of Results of Operations for the years ended December 31, 2013 and 2012

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Amount	%
Interest income	$213,712	$282,951	$(69,239)	(24.5)%
Interest expense	78,601	108,236	(29,635)	(27.4)%
Net interest income	135,111	174,715	(39,604)	(22.7)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(25,035)	(24,587)	(448)	1.8%
Other-than-temporary impairment on securities, net	5,266	18,923	(13,657)	(72.2)%
	(19,769)	(5,664)	(14,105)	249.0%
Net interest income after impairment/reversal	154,880	180,379	(25,499)	(14.1)%

Other Income
Gain on settlement of investments, net	17,369	232,897	(215,528)	(92.5)%
Gain on extinguishment of debt	4,565	24,085	(19,520)	(81.0)%
Other income, net	13,356	5,394	7,962	147.6%
	35,290	262,376	(227,086)	(86.5)%
Expenses
Loan and security servicing expense	3,857	4,260	(403)	(9.5)%
General and administrative expense	17,458	11,239	6,219	55.3%
Management fee to affiliate	28,057	23,611	4,446	18.8%
Depreciation and amortization	4	—	4	N.M
	49,376	39,110	10,266	26.2%

Income from continuing operations before income tax	$140,794	$403,645	$(262,851)	(65.1)%
N.M. – Not meaningful
Interest Income
Interest income decreased by $69.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to (i) a $64.4 million net decrease in interest income as a result of the deconsolidation of CDO X in September 2012 and (ii) a $6.4 million decrease in interest income as a result of the sale of the assets in CDO IV in May 2013, partially offset by a $1.6 million net increase in interest income as a result of new investments made including investments that were spun-off on May 15, 2013 and the investment in outstanding debt of GateHouse through November 25, 2013.
Interest Expense

Interest expense decreased by $29.6 million primarily due to (i) a $27.1 million decrease in interest expense as a result of the deconsolidation of CDO X in September 2012, (ii) a $3.5 million decrease in interest expense as a result of the sale of the assets in CDO IV in May 2013, and (iii) a $1.0 million decrease due to lower CDO and other bonds payable balances as a result of paydowns during the year. The decrease described above were partially offset by a $2.0 million net increase in interest expense primarily due to a higher outstanding balance of repurchase agreement financing on our FNMA/FHLMC securities, non-agency RMBS and other investments during 2013.
Valuation (Reversal) Allowance on Loans
The valuation allowance (reversal) on loans changed by $0.4 million primarily due to a $9.1 million increase in the reversal of the valuation allowance on our manufactured housing loans and residential mortgage loans in the 2013 period compared to the 2012 period as a result of market conditions for these assets improving more in the 2013 period than in the 2012 period. This change was partially offset by an $8.7 million decrease in valuation allowance (reversal) related to our real estate and other loans during 2013 as compared to 2012.
Other-than-temporary Impairment on Securities, Net
The other-than-temporary impairment on securities decreased by $13.7 million primarily due to market conditions improving in 2013. We recorded an impairment charge of $1.5 million on 22 securities which were not part of the spin-off during 2013, compared to an impairment charge of $18.9 million on 13 securities during 2012. In addition, we recorded $3.8 million of impairment charges during 2013 on FNMA/FHLMC securities and non-Agency RMBS in connection with the spin-off of New Residential.
Gain on Settlement of Investments, Net
The net gain on settlement of investments decreased by $215.5 million. During the year ended December 31, 2013, as part of the sale of the assets in CDO IV in May 2013, Newcastle recorded a gain of $4.2 million on the sale of the assets and a $0.9 million gain on the CDO IV hedge termination. In addition, Newcastle recorded a gain of $12.3 million as part of the sale or restructuring of 10 securities and loans during 2013. During the year ended December 31, 2012, we recorded a net gain of $224.3 million on the sale of Newcastle's interest in CDO X and a gain of $8.6 million on 27 securities and loans that were sold.
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
General and Administrative Expense
General and administrative expense increased by $6.2 million primarily due to an increase in professional fees from the restructuring and spin-off of the Media investments, the restructuring of the Golf investment and the New Residential spin-off in 2013.
Management Fee to Affiliate
Management fees increased by $4.4 million primarily due to an increase in gross equity as a result of our public offerings of common stock in 2012 and 2013, partially offset by the decrease in gross equity of $1.2 billion due to the New Residential spin-off in May 2013.

Depreciation and Amortization
The depreciation and amortization expense were immaterial for both 2013 and 2012.

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
Sources of Liquidity and Uses of Capital
As of the date of this filing, we believe we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, capital expenditures, hedging activity, potential margin calls and operating expenses. In addition, we may have additional cash requirements with respect to incremental investments. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.
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

Cash flow provided by operations constitutes a critical component of our liquidity. Essentially, our cash flow provided by operations is equal to (i) revenues received from our Golf business, plus (ii) the net cash flow from our CDOs that have not failed their over collateralization or interest coverage tests, plus (iii) the net cash flow from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iv) operating expenses (primarily management fees, professional fees, insurance and taxes), less (v) interest on the junior subordinated notes payable and debt related to our Golf segment, and less (vi) preferred dividends.

Our cash flow provided by operations differs from our net income due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) amortization of favorable and unfavorable leasehold intangibles in Golf property operating expenses made as part of the purchase price adjustments during the acquisition of the Golf business in December 2013, (iii) accretion of the Golf membership liabilities in interest expense, (iv) gains and losses from sales of assets financed with CDOs, (v) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (vi) unrealized gains or losses on our non-hedge derivatives, (vii) the non-cash gains or losses associated with our early extinguishment of debt, (viii) depreciation and amortization, and (ix) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.
REIT Compliance Requirements

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. On November 6, 2014, we distributed, in a taxable distribution, 100% of the common stock of New Senior Investment Group Inc. with a value of $1.2 billion for tax purposes. As a result, we do not believe that there will be any additional REIT distribution requirements for the year ended December 31, 2014. As of December 31, 2013, we had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $659.1 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively.
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
Update on Liquidity, Capital Resources and Capital Obligations
Certain details regarding our liquidity, current financings and capital obligations as of February 20, 2015 are set forth below:

•	Cash – We had approximately $40 million of cash to invest;

•
Margin Exposure and Recourse Financings – We have margin exposure on a $50.4 million repurchase agreement related to the financing of certain senior notes issued by Newcastle CDO VIII and CDO IX and $385.6 million related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	February 20, 2015	December 31, 2014	December 31, 2013
CDO Securities	$50,407	$55,894	$15,094
Residential Mortgage Loans (1)	—	—	25,119
Linked transactions	—	—	60,646
Non-FNMA/FHLMC recourse financings	50,407	55,894	100,859
FNMA/FHLMC securities (2)	385,583	385,282	516,134
Total recourse financings	$435,990	$441,176	$616,993

(1)	In July 2014, we sold residential whole loans with an outstanding face amount of $37.4 million and repaid $23.0 million of associated repurchase agreements.

(2)
In January 2014, we sold $503.0 million face of remaining FNMA/FHLMC securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of associated repurchase agreements. In November 2014, Newcastle purchased 9 agency whole pool securities with $391.9 million face amount for total proceeds of $404.6 million. Newcastle financed this transaction with associated repurchase agreements.

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

•
our match funded investments are financed long term, and their credit status is continuously monitored, which is described under “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Exposure’’ below. Our remaining investments, generally financed with short-term debt or short-term repurchase agreements, are also subject to refinancing risk upon the maturity of the related debt. See “– Debt Obligations” below; and

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

Investment Portfolio
Our investment portfolio as of December 31, 2014 is described in Part I, Item 1, “Business – Investment Portfolio.”
Debt Obligations
Our debt obligations, as summarized in Note 11 to Part II, Item 8, “Financial Statements and Supplementary Data,” existing at December 31, 2014 (gross of $2.9 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
2015	$929	$441,176	$442,105
2016	994	—	994
2017	156,563	—	156,563
2018	1,140	—	1,140
2019	1,340	—	1,340
Thereafter	665,021	51,004	716,025
Total	$825,987	$492,180	$1,318,167
Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.
The financing of our Golf business as well as our other non-CDO debt obligations, contain various customary loan covenants. We were in compliance with all of the covenants in these financings as of December 31, 2014. In addition, as of December 31, 2014, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.
Repurchase Agreements
The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and our investments in certain senior notes issued by Newcastle CDO VIII, CDO IX and Residential Mortgage Loans. All of the repurchase agreements have full recourse to Newcastle.

		Three Months Ended December 31, 2014			Year Ended December 31, 2014
	Outstanding Balance at December 31, 2014	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$385,282	$204,340	$385,282	0.36%	$83,347	$516,134	0.37%
CDO Securities	55,894	63,265	63,804	1.80%	58,007	91,752	1.80%
Linked Transactions	—	—	—	N/A	23,383	60,646	1.65%
Residential Mortgage Loans	—	—	—	N/A	12,152	25,363	2.16%
The weighted average differences between the fair value of the assets and the face amount of financing of the FNMA/FHLMC and CDO securities repurchase agreements were 5% and 26%, respectively as of December 31, 2014.
Subprime Securitization
In March 2006, we acquired a portfolio of subprime mortgage loans (“Subprime Portfolio I”) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (“Securitization Trust 2006”) closed on a securitization of Subprime Portfolio I. We do not consolidate Securitization Trust 2006. We sold Subprime Portfolio I to Securitization Trust 2006, which issued $1.45 billion of notes with a stated maturity of March 2036. We, as holder of the equity of Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by us, were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio I: (i) the equity of Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic if we do not exercise the option, meaning that it has no impact on us). As of December 31, 2014, the equity was valued at zero and the retained notes had a carrying value of $3.0 million.
In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans (“Subprime Portfolio II”) with up to $1.7 billion of unpaid principal balance. In July 2007, Newcastle Mortgage Securities Trust 2007-1 (“Securitization Trust 2007”) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007, which issued $1.0 billion of notes with a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic, meaning that if we do not exercise the option it has no impact on us). As of December 31, 2014, the equity and retained notes had a zero carrying value.
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

In May 2014, Newcastle sold its entire manufactured housing portfolio through a securitization. The portfolio had an outstanding face amount of $222.2 million and was sold at 104% of par, resulting in $231.6 million of total proceeds including accrued interest. Part of the proceeds were used to repay the current debt on the portfolio at par, including $132.4 million of third-party debt and $20.5 million of debt owned by CDO VIII and CDO IX. The securitization of the portfolio was accomplished through a special purpose entity, in which Newcastle holds no interests, and was treated as a sale for accounting purposes. The sale generated a gain of $24.7 million, or $19.4 million net after $1.9 million of deal expenses and the write off of $3.4 million of unamortized discount on third party debt (recorded as a loss on extinguishment of debt).
Golf Credit Facilities
We have approximately $155.5 million in loans that mature in December 2018 (including a 12-month extension) related to our Golf business, a $0.2 million loan that matures in December 2043 and $6.2 million in capital leases that mature through July 2020. The aggregate of the golf credit facilities have a weighted average interest rate of 5.24%.
Non-recourse CDO Financing
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts are as of December 31, 2014 unless otherwise noted. For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet (in thousands).

	CDO VI			CDO VIII			CDO IX
Balance Sheet:
Assets Face Amount		$98,982			$303,261			$399,645
Assets Fair Value		67,871			234,598			326,511

Issued Debt Face Amount (1)		123,522			130,790			112,578
Derivative Net Liabilities Fair Value		292			1,915			—

Cash Receipts:
Quarterly net cash receipts (2)		$45			$417			$2,749

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$69,185	$53,045	B+	$42,000	$41,235	CCC-	$80,701	$84,037	BB
ABS	29,735	14,764	C	28,431	26,231	B+	177	177	CCC
Bank Loans	—	—	—	83,664	53,173	D	96,867	74,142	D
Mezzanine Loans / B-Notes / Whole Loans	—	—	—	86,860	64,185	CCC-	140,169	96,324	CCC
CDO	—	—	—	61,897	49,365	D	47,080	42,479	CCC-
Residential Loans	—	—	—	—	—	—	3,375	3,278	D
Other Investments	—	—	—	—	—	—	20,308	15,106	—
Cash from Principal Proceeds	62	62	—	409	409	—	10,968	10,968	—
Total	$98,982	$67,871	B-	$303,261	$234,598	CC	$399,645	$326,511	CCC
Collateral on Negative Watch (4)	$—			$—			$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Dec-2014 remittance Cushion (Deficit) ($)		$(193,546)			$105,403			$168,057
As of Jan-2015 remittance Cushion (Deficit) ($)		(170,791)			109,251			171,650
Interest Coverage (6):
As of Dec-2014 remittance Cushion (Deficit) (%)		(102.5)%			20.8%			243.1%
As of Jan-2015 remittance Cushion (Deficit) (%)		(80.6)%			33.8%			251.2%
CDO Overview:
Effective		Aug-05			Mar-07			Jul-07
Reinvestment Period End (7)		Passed			Passed			Passed
Optional Call (8)		Passed			Passed			Passed
Auction Call (9)		Apr-15			Nov-16			May-17
WA Debt Spread (bps) (10)		44			125			170
See footnotes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended December 31, 2014. Cash receipts for this period included $0.4 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $11.4 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” and Item IA, "Risk Factors" for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition includes CDO bonds of $109.0 million issued by Newcastle, bank loans of $6.0 million, collateralized by Newcastle real estate properties and a third party CDO security, and $73.5 million of mezzanine loans, which are eliminated in consolidation. The fair value of these CDO bonds, bank loans and mezzanine loans was $91.8 million, $6.0 million and $35.1 million at December 31, 2014, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P, or Fitch) as of the determination date in December 2014 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio disclosure.

(5)
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before December 31, 2014 or February 23, 2015, as applicable, and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the December 2014 remittance date we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part I, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows”.

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of December 31, 2014 (dollars in thousands):

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO VI
Class I-MM	$323,000	$31,060	$—	$10,974	$42,034	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR +	0.40%
Class II	33,000	23,961	—	10,418	34,379	LIBOR +	0.50%
Class III-FL	15,000	5,315	—	10,631	15,946	LIBOR +	0.80%
Class III-FX	5,000	—	—	6,955	6,955		5.67%
Class IV-FL	9,600	673	—	10,090	10,763	LIBOR +	1.70%
Class IV-FX	2,400	3,513	—	—	3,513		6.55%
Class V	21,000	—	—	33,073	33,073		7.81%
Preferred	32,000	—	—	32,000	32,000		N/A
	$500,000	$123,522	$—	$114,141	$237,663

CDO VIII
Class I-A	$462,500	$—	$—	$—	$—	LIBOR +	0.28%
Class I-AR	60,000	—	—	—	—	LIBOR +	0.34%
Class I-B	38,000	—	—	$—	$—	LIBOR +	0.36%
Class II	42,750	—	16,080	7,624	23,704	LIBOR +	0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR +	0.50%
Class IV	28,500	—	—	—	—	LIBOR +	0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR +	0.75%
Class VI	27,312	—	—	—	—	LIBOR +	0.80%
Class VII	21,375	—	—	—	—	LIBOR +	0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR +	1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR +	1.80%
Class IX-FX	7,600	7,600	—	—	7,600		6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR +	2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR +	2.50%
Class XII	28,500	—	11,897	17,587	29,484		7.50%
Preferred	87,875	—	—	87,875	87,875		N/A
	$950,000	$71,813	$58,977	$160,461	$291,251

		Current Face Amount (1)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs (2)	Newcastle Outside of its CDOs (3)	Total	Stated Interest Rate
CDO IX
Class A-1	$379,500	$—	$—	$—	$—	LIBOR +	0.26%
Class A-2	115,500	27,453	—	50,838	78,291	LIBOR +	0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR +	0.65%
Class C	33,000	—	—	—	—	LIBOR +	0.93%
Class D	20,625	—	—	—	—	LIBOR +	1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR +	1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR +	1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR +	1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR +	2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR +	3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR +	3.50%
Class L	23,718	—	—	23,718	23,718		7.50%
Class M	39,187	—	—	39,187	39,187		8.00%
Preferred	51,566	—	—	51,566	51,566		N/A
	$825,000	$62,578	$50,000	$231,188	$343,766

(1)	The amounts presented in these columns exclude the face amount of any canceled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

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

On August 6, 2014, Newcastle's board of directors approved a 1-for-3 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on August 18, 2014, and the shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on August 19, 2014.

On October 16, 2014, Newcastle's board of directors approved a 1-for-2 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on October 22, 2014, and the shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on October 23, 2014.

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

All common shares, outstanding options and per share amounts for all periods were retroactively adjusted to reflect the reverse stock splits.
The following table presents information on shares of our common stock issued since our formation.

Year	Shares Issued	Range of Issue Prices (1)(2)	Net Proceeds (millions)
Formation - 2011	17,530,168
2012	11,224,106	$37.32 - $40.26	$434.9
2013	29,821,308	$29.82 - $62.88	$1,262.6
2014	7,848,926	$25.92	$197.9
December 31, 2014	66,424,508

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to our independent directors.

(2)
On May 15, 2013, Newcastle completed the spin-off of New Residential. The May 15, 2013 closing price of Newcastle’s common stock on the NYSE was $73.98, and the opening price of Newcastle’s common stock on May 16, 2013 was $34.74. On February 13, 2014, Newcastle completed the spin-off of New Media. The February 13, 2014 closing price of Newcastle's common stock was $34.50, and the opening price of Newcastle's common stock on February 14, 2014 was $29.88. On November 6, 2014, Newcastle completed the spin-off of New Senior, The November 6, 2014 closing price of Newcastle's common stock on the NYSE was $23.53, and the opening price of Newcastle's common stock on November 7, 2014 was $4.00.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share (1)
March 31, 2012	April 2012	$1.20
June 30, 2012	July 2012	$1.20
September 30, 2012	October 2012	$1.32
December 31, 2012	January 2013	$1.32
March 31, 2013	April 2013	$1.32
June 30, 2013	July 2013	$1.02
September 30, 2013	October 2013	$0.60
December 31, 2013	January 2014	$0.60
March 31, 2014	April 2014	$0.60
June 30, 2014	July 2014	$0.60
September 30, 2014	October 2014	$0.60
December 31, 2014	January 2015	$0.12

(1)
On May 15, 2013, we completed the spin-off of New Residential through a distribution of shares valued at $41.34 per share. On February 13, 2014, we completed the spin-off of New Media through a distribution of shares valued at $5.34 per Newcastle share (calculated by multiplying the fair market value of $73.80 per New Media share by the spin-off conversion ration of 0.0722). On November 6, 2014, we completed the spin-off of New Senior through a distribution of shares valued at $18.02 per share.

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
In connection with the spin-off of New Senior on November 6, 2014, 5.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Senior option. The strike price of each adjusted Newcastle option and New Senior option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off and to maintain the ratio of the strike price of the adjusted Newcastle option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.
Newcastle’s outstanding options at December 31, 2014 consisted of the following:

	Number of Options	Strike Price	Expiration Date
	54,999	$14.92	1/12/2015
	333	15.65	8/1/2015
	28,331	14.82	11/1/2016
	40,330	15.88	1/23/2017
	76,000	13.88	4/11/2017
	182,527	1.88	3/29/2021
	283,305	1.07	9/27/2021
	306,991	2.00	4/3/2022
	372,440	2.29	5/21/2022
	411,589	2.27	7/31/2022
	958,331	3.76	1/11/2023
	383,331	4.39	2/15/2023
	670,829	4.67	6/17/2023
	965,847	5.01	11/22/2023
	765,416	5.45	8/18/2024
Total W/A	5,500,599	$4.26
Upon exercise, these options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.
Through December 31, 2014, Fortress had assigned, for no value, outstanding options relating to approximately 0.5 million shares of our common stock to certain of Fortress’s employees.
As of December 31, 2014, our outstanding options issued prior to 2011 had a weighted average strike price of $14.71 and our outstanding options issued in 2011 and thereafter had a weighted average strike price of $3.86. Our options outstanding were summarized as follows:

	December 31, 2014			December 31, 2013
	Issued Prior to 2011	Issued in 2011 and thereafter	Total	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	157,791	4,833,961	4,991,752	249,426	4,332,738	4,582,164
Issued to the Manager and subsequently transferred to certain Manager’s employees	41,869	466,645	508,514	89,262	418,335	507,597
Issued to the independent directors	333	—	333	333	333	666
Total	199,993	5,300,606	5,500,599	339,021	4,751,406	5,090,427

The following table presents shares of common stock issued by Newcastle in connection with public offerings since 2012:

		Price per Share			Aggregate Shares purchased by Principals of Fortress		Options Granted to Manager (A)
Date	Number of Shares Issued	To Public	To Underwriters	Net Proceeds (millions)	Number of Shares	Price	Number of Shares	Grant Date Strike Price	Grant Date Value (millions)
April 2012	3,162,500	$37.32	N/A	$115.2	—	—	316,250	$37.32	$5.6
May 2012	3,833,333	$40.26	N/A	$152.0	—	—	383,333	$40.26	$7.6
July 2012	4,216,667	N/A	$39.78	$167.4	75,000	$40.20	421,667	$40.20	$8.3
January 2013	9,583,333	$56.10	N/A	$526.2	35,650	$56.10	958,333	$56.10	$18.0
February 2013	3,833,333	N/A	$62.04	$237.4	31,833	$62.88	383,333	$62.88	$8.4
June 2013	6,708,333	N/A	$29.52	$197.6	125,000	$29.82	670,833	$29.82	$3.8
November 2013	9,658,492	N/A	$31.26	$301.4	75,159	$31.50	965,849	$31.50	$6.0
August 2014	7,654,166	N/A	$25.92	$197.9	83,333	$26.34	765,416	$26.34	$1.7

(A)	In connection with these offerings, Newcastle granted options to the Manager for the purpose of compensating the Manager for its successful efforts in raising capital for Newcastle.

(B)	This figure also includes shares purchased by officers of Newcastle.
As of December 31, 2014, approximately 1.1 million shares of our common stock were held by Fortress, through its affiliates, and its principals.
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
All accrued dividends on our preferred stock have been paid through January 31, 2015.
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
Newcastle’s noncontrolling interest in 2014 is related to our investment in Golf, a portion of which Newcastle does not own. Newcastle's noncontrolling interest in 2013 is primarily comprised of the 15.4% of New Media and its subsidiaries that Newcastle does not own.

Accumulated Other Comprehensive Income (Loss)
During the year ended December 31, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains/ Losses on Cash Flow Hedges	Gains / Losses on Securities	Other	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2013	$(5,992)	$82,408	$458	$76,874
Net unrealized gain on securities	—	8,953	—	8,953
Reclassification of net realized (gain) loss on securities into earnings	—	(23,679)	—	(23,679)
Spin-off of New Media	—	—	(467)	(467)
Net unrecognized gain and prior service cost	—	—	9	9
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(177)	—	—	(177)
Reclassification of realized portion of cash flow hedges into earnings	4,352	—	—	4,352
Accumulated other comprehensive income (loss), December 31, 2014	$(1,817)	$67,682	$—	$65,865

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the year ended December 31, 2014 in accumulative other comprehensive income primarily as a result of the sale of CMBS securities, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges decreased for the year ended December 31, 2014, primarily as a result of swap interest payments and decreasing swap notional amounts.
See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.
Cash Flow
Operating Activities

Net cash flow provided by operating activities decreased from $106.2 million for the year ended December 31, 2013 to $40.4 million for the year ended December 31, 2014. It increased from $97.3 million for the year ended December 31, 2012 to $106.2 million for the year ended December 31, 2013. These changes resulted primarily from the factors described below:

2014 compared to 2013

•
Net cash receipts from our CDOs decreased approximately $40.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to lower interest proceeds from CDO VIII and IX, as a result of paydowns during 2013 and 2014 and increased interest expenses paid for additional repurchase agreements on retained CDO bonds.

•
Net cash receipts from our other debt portfolios decreased approximately $26.1 million due to the sale of the FNMA/FHLMC securities in January 2014, spin-off of non-agency securities to New Residential, paydowns and sale on our manufactured housing loan portfolios, lower receipts of delinquent interest on certain securities and decreased interest receipts from a real estate related loan that was restructured in November 2013.

•
Cash receipts from excess mortgage servicing income decreased approximately $16.9 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the spin-off of these investments to New Residential in May 2013.

•	Negative operating cash flow of $2.9 million was generated by the Golf business which we acquired on December 30, 2013.

•
A decrease of $12.0 million generated by our investment in New Media as a result of lower advertising revenues in the period from January 1, 2014 through the February 13, 2014 spin-off compared to the year ended December 31, 2013.

•
Receipts from our senior housing investments increased approximately $8.1 million due to increased acquisition activity. During 2013 through the November 6, 2014 spinoff, we purchased 87 senior housing properties in 15 different portfolios.

•
Management fees paid decreased approximately $5.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to a decrease in gross equity as a result of the spin-offs of New Residential in May 2013, New Media in February 2014, and New Senior in November 2014 which was partially offset by an increase in gross equity as a result of the public offerings of our common stock in 2013 and August 2014.

•
Other operating expenses paid, fewer acquisition and transactions costs incurred, as well as lower expenses related to corporate activities decreased approximately $18.7 million during the year ended December 31, 2014 compared to the year ended December 31, 2013.

2013 compared to 2012

•
Net operating cash generated from the senior housing properties including triple net lease properties increased approximately $52.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily due to the increase in the number of senior housing properties in 2013. This includes the receipt of tenant security deposits of $43.3 million.

•	Net operating cash of approximately $10.5 million was generated by the Media business following the restructuring of the Media investments.

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

Investing Activities

Investing activities provided $319.9 million, used $2.9 billion, and used $1.1 billion during the years ended December 31, 2014, 2013 and 2012, respectively. Uses of cash flows from investing activities consisted primarily of the investments made in senior housing properties, real estate securities, loans, Excess MSRs, the restructuring of the Media business and the Golf business, and the contributions made to equity method investees. Proceeds from cash flows from investing activities consisted primarily of proceeds from the sale, repayment, and settlement of investments along with distributions from equity method investees.

Financing Activities

Financing activities used $392.3 million, provided $2.7 billion, and provided $1.1 billion during the years December 31, 2014, 2013 and 2012, respectively. The public offerings of common stock, borrowings under debt obligations and the return of margin deposits under repurchase agreements served as the primary sources of cash flow from financing activities. Uses of cash flow from financing activities included the repayment of debt obligations, the contribution of cash to New Residential, New Media and New Senior upon the spin-offs, the payment of deferred financing costs, the payment of common and preferred dividends, payments related to the settlement of derivatives, and the payment of costs related to the common stock offerings.
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
Off-Balance Sheet Arrangements
As of December 31, 2014, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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
In each case, our exposure to loss is limited to the carrying value of our investment.

Contractual Obligations
As of December 31, 2014, we had the following material contractual obligations (payments in thousands):

Contract	Terms
CDO Bonds Payable	Described under Note 11 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Other Bonds and Notes Payable	Described under Note 11 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Repurchase Agreements	Described under Note 11 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Credit Facilities, Golf	Described under Note 11 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Capital Leases, Golf	Described under Note 11 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Junior Subordinated Notes Payable	Described under Note 11 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Operating Leases	Described under Notes 2 and 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Derivative Liabilities	Described under Note 11 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Membership Deposit Liabilities	Described under Notes 2 and 14 to our consolidated financial statements which appears under Part II, Item 8 “Financial Statements and Supplementary Data.”

Management Agreement
Our Manager is paid an annual management fee of 1.5% of our gross equity, as defined in the management agreement, an expense reimbursement, and incentive compensation equal to 25% of our adjusted net income available for common stockholders above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 13 to Part II, Item 8, “Financial Statements and Supplementary Data.” As a result of not meeting the incentive compensation threshold, the incentive compensation to the Manager has been discontinued for an indeterminate period of time.

Trustee Agreements
We have entered into trustee agreements in connection with our securitized investments, primarily our CDOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CDO bonds under these agreements.

	Fixed and Determinable Payments Due by Period
Contract	2015	2016-2017	2018-2019	Thereafter	Total

CDO bonds payable (1)	$—	$—	$—	$226,853	$226,853
Other bonds and notes payable (1)	—	—	—	31,060	31,060
Repurchase agreements (2)	441,176	—	—	—	441,176
Credit facilities, golf (1)	—	155,498	—	200	155,698
Capital leases, golf (1)	929	2,059	2,480	691	6,159
Financing of subprime mortgage loans subject to future repurchase (3)	N/A	N/A	N/A	N/A	N/A
Junior subordinated notes payable (1)	—	—	—	51,004	51,004
Interest rate swaps, treated as hedges (4)	—	1,963	—	—	1,963
Non-hedge derivative obligations (5)	2,365	—	—	—	2,365
Management agreement (6)	11,326	22,652	22,652	283,150	339,780
Operating lease obligations (7)	38,229	61,921	45,567	206,822	352,539
Membership deposit liability (8)	7,290	1,041	1,274	228,492	238,097
Loan servicing agreements	*	*	*	*	*
Trustee agreements	*	*	*	*	*
Total	$501,315	$245,134	$71,973	$1,028,272	$1,846,694

* These contracts do not have fixed and determinable payments.

(1)
Includes interest based on rates existing at December 31, 2014 and assuming no prepayments. Obligations that are repayable prior to maturity at the option of Newcastle are reflected at their contractual maturity dates.

(2)	Repurchase agreements, which have not been term financed, and mature within one year of our financial statement date, are included in this table assuming no interest.

(3)
These obligations represent the related financing on the loans which are subject to future repurchase by Newcastle and are offset by the amount of such loans. See Note 6 to Part II, Item 8, “Financial Statements and Supplementary Data”.

(4)
These agreements are held within our non-recourse financing structures. The amounts reflected assume that these agreements are terminated at their December 31, 2014 fair value and paid at the contractual maturity of the related interest rate swap agreements.

(5)	The amounts reflected assume that these agreements are terminated at their December 31, 2014 fair value on January 1, 2015.

(6)	Amounts reflect base management fees for the next 30 years assuming no change in gross equity, as defined, from December 31, 2014.

(7)	Includes leases of golf courses and related facilities. Excludes escalation charges which per our lease agreements are not fixed and determinable payments.

(8)	This obligation represents refundable membership initiation deposits due generally 30 years after the date of acceptance of a member.

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
Core Earnings
Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its real estate, media and golf investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, including any impairment, on its investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above. It also excludes depreciation and amortization charges, including the accretion of the membership deposit liability and the impact of the application of acquisition accounting, acquisition and spin-off related expenses and restructuring expenses. Core earnings is used by management to gauge the current performance of Newcastle without taking into account gains and losses, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from Core earnings of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders. Newcastle changed its definition of Core earnings to exclude acquisition and spin-off related expenses in the third quarter of 2013. The calculation of Core earnings has been retroactively adjusted for all periods presented.
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
Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Year Ended December 31,
	2014	2013	2012
Income applicable to common stockholders	$27,666	$145,833	$428,530
Add (deduct):
Impairment (reversal)	(2,419)	(19,769)	(5,664)
Other income (A)	(70,588)	(35,367)	(262,376)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations	104,226	39,974	(5,739)
Depreciation and amortization (B)	37,629	4	—
Acquisition and spin-off related expenses	2,560	10,228	8,466
Restructuring expense	919	—	—
Core earnings	$99,993	$140,903	$163,217

(A)
Net of $1.1 million and $1.9 million of deal expenses relating to the sale of the residential loan portfolio and the sale of the manufactured housing portfolio, respectively, during the year ended December 31, 2014. These deal expenses were recorded to general and administrative expense under GAAP during 2014.

(B)
Including accretion of membership deposit liability of $5.7 million and $5.0 million of amortization of favorable and unfavorable leasehold intangibles in the year ended December 31, 2014. The accretion of membership deposit liability was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf under GAAP during 2014.

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

One component of our financing strategy includes the use of match funded structures, when appropriate and available. This means that we seek to match the maturities of our debt obligations with the maturities of our assets to reduce the risk that we have to refinance our liabilities prior to the maturities of our assets, and to reduce the impact of changing interest rates on our earnings. In addition, we seek to match fund interest rates on certain of our assets with like-kind debt (i.e., fixed rate assets are financed with fixed rate debt and floating rate assets are financed with floating rate debt), directly or through the use of interest rate swaps, caps or other financial instruments (see below), or through a combination of these strategies, which we believe allows us to reduce the impact of changing interest rates on our earnings.

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

As of December 31, 2014, a 100 basis point increase in short-term interest rates would decrease our earnings by approximately $1.4 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

Changes in the value of our assets could affect our ability to borrow and access capital. Also, if the value of our assets subject to short-term financing were to decline, it could cause us to fund margin and affect our ability to refinance such assets upon the maturity of the related financings, adversely impacting our rate of return on such securities.

As of December 31, 2014, a 100 basis point change in short-term interest rates would impact our net book value by approximately $7.7 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of December 31, 2014, a 25 basis point movement in credit spreads would impact our net book value by approximately $3.0 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

We seek to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where appropriate and achievable, repositioning our investments to upgrade their credit quality. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. As described in “Management’s Discussion and Analysis of Financial Condition and Result of Operations – Market Considerations” and elsewhere in this annual report, adverse market and credit conditions have resulted in our recording of other-than-temporary impairment and valuation allowance in certain securities and loans.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 10 to Part II, Item 8, “Financial Statements and Supplementary Data.” For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included therein. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Report of Independent Registered Public Accounting Firm.
Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013.
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements.
All schedules have been omitted because either the required information is included in our consolidated financial statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newcastle Investment Corp. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 2, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp. and Subsidiaries

We have audited Newcastle Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Newcastle Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Newcastle Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 2, 2015

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2014	2013
Assets
Real estate securities, available-for-sale - Note 5	$231,754	$432,993
Real estate securities, pledged as collateral - Note 5	407,689	551,270
Real estate related and other loans, held-for-sale, net - Note 6	230,200	437,530
Residential mortgage loans, held-for-investment, net - Note 6	—	255,450
Residential mortgage loans, held-for-sale, net - Note 6	3,854	2,185
Subprime mortgage loans subject to call option - Note 6	406,217	406,217
Investments in other real estate, net of accumulated depreciation - Note 7	239,283	250,208
Intangibles, net of accumulated amortization - Note 8	84,686	95,548
Other investments	26,788	25,468
Cash and cash equivalents	73,727	42,721
Restricted cash	15,714	5,856
Receivables and other assets - Note 2	35,574	84,166
Assets of discontinued operations - Note 3	6,803	2,248,023
Total Assets	$1,762,289	$4,837,635

Liabilities and Equity
Liabilities
CDO bonds payable - Note 11	$227,673	$544,525
Other bonds and notes payable - Note 11	27,069	230,279
Repurchase agreements - Note 11	441,176	556,347
Credit facilities and obligations under capital leases, golf - Note 11	161,857	152,498
Financing of subprime mortgage loans subject to call option - Note 6	406,217	406,217
Junior subordinated notes payable - Note 11	51,231	51,237
Dividends payable	8,901	36,075
Accounts payable, accrued expenses and other liabilities - Note 2	179,390	199,939
Liabilities of discontinued operations - Note 3	447	1,434,394
Total Liabilities	$1,503,961	$3,611,511

Commitments and contingencies - Notes 12, 13 and 14

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2014 and 2013	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,424,508 and 58,575,582 shares issued and outstanding at December 31, 2014 and 2013, respectively	664	586
Additional paid-in capital	3,172,060	2,973,715
Accumulated deficit	(3,041,880)	(1,947,913)
Accumulated other comprehensive income - Note 2	65,865	76,874
Total Newcastle Stockholders’ Equity	258,292	1,164,845
Noncontrolling interests	36	61,279
Total Equity	$258,328	$1,226,124

Total Liabilities and Equity	$1,762,289	$4,837,635
Statement continues on the next page

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

	December 31,
	2014	2013
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$219,490	$426,695
Real estate related and other loans, held-for-sale, net	230,200	437,530
Residential mortgage loans, held-for-investment, net	3,211	223,628
Subprime mortgage loans subject to call option	406,217	406,217
Other investments	20,308	19,308
Restricted cash	11,790	2,344
Receivables and other assets	1,927	3,680
Assets of discontinued operations	6,803	6,677
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$899,946	$1,526,079

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

	December 31,
	2014	2013
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$227,673	$544,525
Other bonds and notes payable	27,069	230,279
Financing of subprime mortgage loans subject to call option	406,217	406,217
Accounts payable, accrued expenses and other liabilities	2,391	20,148
Liabilities of discontinued operations	447	413
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$663,797	$1,201,582

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Interest income	$127,627	$213,712	$282,951
Interest expense	80,022	78,601	108,236
Net interest income	47,605	135,111	174,715

Impairment (Reversal)
Valuation allowance (reversal) on loans - Note 6	(2,419)	(25,035)	(24,587)
Other-than-temporary impairment on securities- Note 5	—	5,222	19,359
Impairment of long-lived assets	—	—	—
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive (income) loss into net income	—	44	(436)
Total impairment (reversal)	(2,419)	(19,769)	(5,664)
Net interest income after impairment/reversal	50,024	154,880	180,379

Operating Revenues
Golf course operations	179,445	—	—
Sales of food and beverages - golf	68,554	—	—
Other golf revenue	43,538	—	—
Total operating revenues	291,537	—	—

Other Income
Gain on settlement of investments, net - Note 2	50,734	17,369	232,897
Gain (loss) on extinguishment of debt - Note 2	(3,410)	4,565	24,085
Other income, net - Note 2	27,138	13,356	5,394
Total other income	74,462	35,290	262,376

Expenses
Loan and security servicing expense	1,199	3,857	4,260
Operating expenses - golf	254,104	—	—
Cost of sales - golf	30,271	—	—
General and administrative expense	14,652	17,458	11,239
Management fee to affiliate - Note 13	21,039	28,057	23,611
Depreciation and amortization	26,967	4	—
Total expenses	348,232	49,376	39,110
Income from continuing operations before income tax	67,791	140,794	403,645
Income tax expense - Note 15	208	—	—
Income from continuing operations	67,583	140,794	403,645
Income (loss) from discontinued operations, net of tax - Note 3	(35,189)	11,547	30,465
Net Income	32,394	152,341	434,110
Preferred dividends	(5,580)	(5,580)	(5,580)
Net (income) loss attributable to noncontrolling interest	852	(928)	—
Income Applicable To Common Stockholders	$27,666	$145,833	$428,530

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Income Applicable to Common Stock, per share (1)
Basic	$0.45	$3.16	$17.84
Diluted	$0.44	$3.09	$17.64

Income from Continuing Operations per share of Common Stock, after preferred dividends and noncontrolling interest (1)
Basic	1.02	2.91	16.57
Diluted	1.00	2.84	16.39

Income (loss) from Discontinued Operations per share of Common Stock (1)
Basic	$(0.57)	$0.25	$1.27
Diluted	$(0.57)	$0.24	$1.25

Weighted Average Number of Shares of Common Stock Outstanding (1)
Basic	61,500,913	46,146,882	24,024,395
Diluted	63,131,227	47,218,274	24,294,402
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMER 3, 2014, 2013 and 2012
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$32,394	$152,341	$434,110
Other comprehensive income (loss):
Net unrealized gain on securities	8,953	45,128	136,527
Reclassification of net realized (gain) loss on securities into earnings	(23,679)	(995)	8,727
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(177)	(195)	(11,825)
Reclassification of realized portion of cash flow hedges into earnings	4,352	6,227	35,935
Net unrecognized gain and prior service cost	9	458	—
Other comprehensive income (loss)	(10,542)	50,623	169,364
Total comprehensive income	$21,852	$202,964	$603,474
Comprehensive income attributable to Newcastle stockholders' equity	$22,704	$202,036	$603,474
Comprehensive income (loss) attributable to noncontrolling interest	$(852)	$928	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands, except share data)

	Newcastle Stockholders
							Accumulated Other Comp. Income (Loss)	Total Newcastle Stockholders' Equity
					Additional Paid in Capital					Total Equity (Deficit)
	Preferred Stock		Common Stock			Accumulated Deficit			Noncontrolling Interests
	Shares	Amount	Shares	Amount
Equity (deficit) - December 31, 2011	2,463,321	$61,583	17,530,168	$176	$1,276,668	$(1,073,252)	$(73,086)	$192,089	$—	192,089
Dividends declared	—	—	—	—	—	(131,953)	—	(131,953)	—	(131,953)
Issuance of common stock	—	—	11,224,106	112	434,852	—	—	434,964	—	434,964
Deconsolidation of CDO X
Unrealized gain on securities	—	—	—	—	—	—	(59,881)	(59,881)	—	(59,881)
Unrealized loss on derivatives designated as cash flow hedges	—	—	—	—	—	—	34,367	34,367	—	34,367
Net income	—	—	—	—	—	434,110	—	434,110	—	434,110
Other comprehensive income	—	—	—	—	—	—	169,364	169,364	—	169,364
Total comprehensive income								603,474	—	603,474
Equity (deficit) - December 31, 2012	2,463,321	$61,583	28,754,274	$288	$1,711,520	$(771,095)	$70,764	$1,073,060	$—	$1,073,060
Dividends declared	—	—	—	—	—	(168,761)	—	(168,761)	—	(168,761)
Issuance of common stock	—	—	29,821,308	298	1,262,195	—	—	1,262,493	—	1,262,493
Noncontrolling interest recorded upon restructuring of media business	—	—	—	—	—	—	—	—	60,351	60,351
Spin-off of New Residential	—	—	—	—	—	(1,159,470)	(44,513)	(1,203,983)	—	(1,203,983)
Net income	—	—	—	—	—	151,413	—	151,413	928	152,341
Other comprehensive income	—	—	—	—	—	—	50,623	50,623	—	50,623
Total comprehensive income								202,036	928	202,964
Equity (deficit) - December 31, 2013	2,463,321	$61,583	58,575,582	$586	$2,973,715	$(1,947,913)	$76,874	$1,164,845	$61,279	$1,226,124
Dividends declared	—	—	—	—	—	(123,708)	—	(123,708)	—	(123,708)
Issuance of common stock	—	—	7,848,926	78	198,345	—	—	198,423	—	198,423
Spin-off of New Media	—	—	—	—	—	(330,489)	(467)	(330,956)	(60,391)	(391,347)
Spin-off of New Senior	—	—	—	—	—	(673,016)	—	(673,016)	—	(673,016)
Net income (loss)	—	—	—	—	—	33,246	—	33,246	(852)	32,394
Other comprehensive loss	—	—	—	—	—	—	(10,542)	(10,542)	—	(10,542)
Total comprehensive income (loss)	—							22,704	(852)	21,852
Equity (deficit) - December 31, 2014	2,463,321	$61,583	66,424,508	$664	$3,172,060	$(3,041,880)	$65,865	$258,292	$36	$258,328

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$32,394	$152,341	$434,110
Adjustments to reconcile net income to net cash provided by (used in)
Depreciation and amortization	117,594	30,973	7,451
Accretion of discount and other amortization	(3,819)	(30,621)	(45,582)
Net interest income on investments accrued to principal balance	(20,386)	(26,148)	(22,398)
Reversal of valuation allowance on loans	(2,419)	(25,035)	(24,587)
Other-than-temporary impairment on securities	—	5,266	18,923
Change in fair value on investments in excess mortgage servicing rights	—	(3,894)	(9,023)
Change in fair value of investments in equity method investees	—	(19,170)	—
Change in fair value of contingent considerations	(1,500)	—	—
Straight-lining of rental income	(21,794)	—	—
Equity in earnings from equity method investees, net of distributions	(954)	(677)	—
Gain on settlement of investments (net)	(51,380)	(17,369)	(232,897)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(17,565)	(10,467)	(2,547)
Loss / (Gain) on extinguishment of debt	3,410	(4,565)	(24,085)
Non-cash directors' compensation	321	350	280
Change in:
Restricted cash	1,464	10,595	(3,829)
Receivables and other assets	(314)	(19,077)	(1,702)
Accounts payable, accrued expenses and other liabilities	5,328	63,684	3,220
Net cash provided by operating activities	40,380	106,186	97,334
Cash Flows From Investing Activities
Principal repayments from investments	245,447	494,443	191,703
Restructuring of investments in media and golf, net of cash and cash equivalents acquired	—	(60,654)	—
Purchase of real estate securities	(404,638)	(1,411,002)	(989,709)
Purchase of real estate related and other loans	—	(382,771)	(27,226)
Proceeds from sale of investments	798,580	46,536	127,000
Acquisition and additions to investments in real estate	(315,454)	(1,254,214)	(185,982)
Funds reserved for future capital expenditures	(3,424)	—	—
Acquisitions of investments in excess mortgage servicing rights	—	—	(221,832)
Return of investment in excess mortgage servicing rights	—	15,803	29,167
Deposits paid on investments, net of repayments	(655)	(505)	(275)
Contributions to equity method investees, net of distributions	—	(374,367)	—
Net cash provided by (used in) investing activities	319,856	(2,926,731)	(1,077,154)

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012
(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	—	(31,285)	(35,748)
Borrowings under debt obligations	668,003	3,271,588	903,274
Repayments of debt obligations	(831,042)	(1,400,255)	(135,497)
Margin deposits under repurchase agreements and derivatives	(36,752)	(207,905)	(87,895)
Return of margin deposits under repurchase agreements and derivatives	38,079	175,405	87,895
Issuance of common stock	198,702	1,264,769	435,821
Costs related to issuance of common stock	(595)	(2,471)	(1,083)
Contribution of cash upon spin-off	(269,091)	(181,582)	—
Common Stock dividends paid	(145,299)	(165,989)	(104,196)
Preferred Stock dividends paid	(5,580)	(5,580)	(5,580)
Payment of deferred financing costs	(4,592)	(40,633)	(2,385)
Purchase of derivative instruments	—	—	(244)
Proceeds from settlement of derivative instruments	(4,151)	217	—
Restricted cash returned from refinancing activities	—	18,312	—
Net cash provided by (used in) financing activities	(392,318)	2,694,591	1,054,362
Net Increase (Decrease) in Cash and Cash Equivalents	(32,082)	(125,954)	74,542
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	42,721	221,798	156,334
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	63,223	10,100	1,022
Cash and Cash Equivalents, End of Period	$73,862	$105,944	$231,898

Cash and Cash Equivalents of Continuing Operations, End of Period	$73,727	$42,721	$221,798
Cash and Cash Equivalents of Discontinued Operations, End of Period	$135	$63,223	$10,100

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$73,735	$48,892	$71,395
Cash paid during the period for income taxes	$1,355	$899	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$7,971	$35,145	$37,954
Preferred stock dividends declared but not paid	$930	$930	$930
Assumption of mortgage notes payable, at fair value	$—	$43,128	$—
Re-issuance of other bonds and notes payable to third parties upon deconsolidation of CDOs	$—	$—	$29,959
Issuance of seller financing for acquisition of senior housing properties, at fair value	$—	$9,412	$—
Purchase price payable on investments in excess mortgage servicing rights	$—	$—	$59

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
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

On February 13, 2014, Newcastle completed the spin-off of New Media Investment Group Inc. ("New Media"), and established New Media as a separate, publicly traded company (NYSE:NEWM). The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock it held of New Media to Newcastle’s common stockholders of record at the close of business on February 6, 2014. The distribution ratio was approximately 0.0722 shares of New Media common stock for each share of Newcastle common stock.

On August 6, 2014, Newcastle's board of directors approved a 1-for-3 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on August 18, 2014, and the shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on August 19, 2014.

On October 16, 2014, Newcastle's board of directors approved a 1-for-2 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on October 22, 2014 and shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on October 23, 2014. No fractional shares were issued in connection with the reverse stock splits. Each stock holder who would otherwise be entitled to receive a fractional share of Newcastle's common stock was entitled to receive a cash payment in lieu of a fractional share. The reverse stock splits were not subject to stockholder approval and did not change the authorized number of shares of Newcastle or the par value of Newcastle's common stock or preferred stock.

All common shares, outstanding options and per share amounts for all periods were retroactively adjusted to reflect the reverse stock splits.

On November 6, 2014, Newcastle completed the spin-off of New Senior Investment Group Inc. ("New Senior") and established New Senior as a separate, publicly traded company (NYSE:SNR). The spin-off was effected as a taxable pro rata distribution by Newcastle of all of the outstanding shares of common stock it held of New Senior to Newcastle's common stockholders of record at the close of business on October 27, 2014. The distribution ratio was one share of New Senior common stock for each share of Newcastle common stock, based on the number of Newcastle shares outstanding following the 1-for-3 and 1-for-2 reverse stock splits. In connection with the spin-off, Newcastle contributed to New Senior all of its investments in senior housing properties, any liabilities relating to these properties and a cash and cash equivalents balance of $245.2 million.
As a result, Newcastle now conducts its business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investments in golf properties and facilities (“Golf”) and (iv) corporate. With respect to the CDOs and other debt investments, subject to the passing of certain periodic coverage tests, Newcastle is generally entitled to receive the net cash flows from these structures on a periodic basis.
Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides for a management team and other professionals who are responsible for implementing Newcastle’s business strategy, subject to the supervision of Newcastle’s board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of, the Management Agreement. For a further discussion of the Management Agreement, see Note 13.
Approximately 1.1 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2014. In addition, Fortress, through its affiliates, held options to purchase approximately 5.0 million shares of Newcastle’s common stock at December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (1)(2)	Net Proceeds (millions)
Formation - 2011	17,530,168
2012	11,224,106	$37.32 - $40.26	$434.9
2013	29,821,308	$29.82 - $62.88	$1,262.6
2014	7,848,926	$25.92	$197.9
December 31, 2014	66,424,508

(1)	Excludes prices of shares issued pursuant to the exercise of options and of shares issued to Newcastle’s independent directors.

(2)
On May 15, 2013, Newcastle completed the spin-off of New Residential. The May 15, 2013 closing price of Newcastle’s common stock on the NYSE was $73.98, and the opening price of Newcastle’s common stock on May 16, 2013 was $34.74. On February 13, 2014, Newcastle completed the spin-off of New Media. The February 13, 2014 closing price of Newcastle's common stock was $34.50, and the opening price of Newcastle's common stock on February 14, 2014 was $29.88. On November 6, 2014, Newcastle completed the spin-off of New Senior. The November 6, 2014 closing price of Newcastle's common stock on the NYSE was $23.53, and the opening price of Newcastle's common stock on November 7, 2014 was $4.00.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’). The consolidated financial statements include the accounts of Newcastle and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. Newcastle consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which Newcastle is determined to be the primary beneficiary. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Newcastle’s CDO subsidiaries (with the exception of CDO V) (Note 11) are special purpose entities which are considered VIEs of which Newcastle is the primary beneficiary. Therefore, the debt issued by such entities is considered a non-recourse secured borrowing of Newcastle. The subprime securitizations and CDO V (Note 4) are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and, for the subprime securitizations, no longer receive a significant portion of their returns, and therefore do not consolidate them.

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle’s investments in equity method investees were not significant at December 31, 2014, 2013 or 2012. With respect to investments in entities over which Newcastle does not meet the requirements for consolidation and does not exercise significant influence, Newcastle records these investments at cost, subject to impairment.

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Newcastle. This is primarily related to noncontrolling interests in Golf.

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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

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

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Newcastle’s purposes, comprehensive income represents net income, as presented in the consolidated statements of income, adjusted for unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges and net unrecognized gain and prior period service costs and credits relating to pension and other postretirement benefits (included in discontinued operations).

The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2014	2013
Net unrealized gains on securities	$67,682	$82,408
Net unrealized losses on derivatives designated as cash flow hedges	(1,817)	(5,992)
Net unrecognized gain and prior service cost	—	458
Accumulated other comprehensive income	$65,865	$76,874

REVENUE RECOGNITION

Real Estate Securities and Loans Receivable — Newcastle invests in securities, including commercial mortgage backed securities, senior unsecured debt issued by property REITs, real estate related asset backed securities and FNMA/FHLMC securities. Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. For securities that are not acquired at a discount for credit quality, these assumptions include the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults). For securities acquired at a discount for credit quality and with respect to which management has determined at acquisition that it is probable that all contractually required principal and interest payments will not be collected, these assumptions also include expected losses. For these securities, Newcastle recognizes the excess of all expected cash flows over the investment in the securities, referred to as accretable yield, as interest income on a loss-adjusted yield basis. The loss adjusted yield is determined based on an evaluation of the credit status of securities, as described in connection with the analysis of impairment. The excess of total contractual cash flows over the cash flows expected to be collected is referred to as the nonaccretable difference and is not recognized as income. The assumptions that impact income recognition are updated on at least a quarterly basis if applicable to reflect changes related to a particular security, actual historical data, and market changes. These uncertainties and contingencies are difficult to predict and are subject to future events, and economic and market conditions, which may alter the assumptions.

Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. The loans are evaluated at acquisition for evidence of credit quality deterioration. Interest income on performing loans is accrued and recognized as interest income at the contractual rate of interest. Loans for which it is determined that it is probable that all contractually required principal and interest payments at acquisition

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

will not be collected are categorized as loans acquired at a discount for credit quality. Loans receivable are presented in the consolidated balance sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference) and is not recognized as income. Probable increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining expected life of the loan. Newcastle discontinues the accretion of discounts and amortization of premium on loans if they are reclassified from held-for-investment to held-for-sale. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $0.2 million and $2.7 million in 2013 and 2012, respectively. There were no prepayment penalties received in 2014.

Impairment of Securities and Loans — Newcastle continually evaluates securities and loans for impairment. Securities and loans are considered to be other-than-temporarily impaired, for financial reporting purposes, generally when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality, whenever there has been a probable adverse change in the timing or amounts of expected cash flows, or that represent retained beneficial interests in securitizations, when Newcastle determines that it is probable that it will be unable to collect as anticipated. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities or loans. Furthermore, Newcastle must have the intent and ability to hold loans whose fair value is below carrying value until such fair value recovers, or until maturity, or else a write-down to fair value must be recorded. Similarly for securities, Newcastle must record a write-down if it has the intent to sell a given security in an unrealized loss position, or if it is more likely than not that it will be required to sell such a security. For certain securities which represent beneficial interests in securitized financial assets and non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was deemed probable, at acquisition, that we would be unable to collect all contractually required payments as they come due, an other-than-temporary impairment also will be deemed to have occurred whenever there is a probable adverse change in the timing or amounts of previously projected estimated cash flows. Upon determination of impairment, Newcastle establishes specific valuation allowances for loans or records a direct write-down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Newcastle also establishes allowances for estimated unidentified incurred losses on pools of loans. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing and put on nonaccrual status. Actual losses may differ from Newcastle’s estimates. Newcastle may resume accrual of income on a security or loan if, in management’s opinion, full collection is probable. Subsequent to a determination of impairment, and a related write-down, income is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis. Newcastle charges off the corresponding loan allowance when it determines the loans to be uncollectable.

Golf Revenues — Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and other income (consisting primarily of range income, banquets, instruction, and club and other rental income) are generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized as revenue ratably over the appropriate period, which is generally twelve months or less. The monthly dues are generally structured to cover the club operating costs and membership services.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Private country club members generally pay an advance initiation fee upon their acceptance as a member to the country club. Initiation fees at most private clubs are deposits which are generally refundable 30 years after the date of acceptance as a member. Revenue related to membership deposits is recognized over the expected life of an active membership (currently seven years). For membership deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized on a straight-line basis over the expected life of an active membership.

The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term (30 years) using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of income.

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net — These items are comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$23,679	$9,853	$14,629
Loss on settlement of real estate securities	—	(3,592)	(4,433)
Gain on sale of CDO X interests	—	—	224,317
Settlement of TBAs	(4,151)	—	—
Gain on repayment/disposition of loans held-for-sale	32,500	10,716	—
Loss on repayment/disposition of loans held-for-sale	—	(354)	(1,614)
Gain on termination of derivative	—	813	—
Gain (loss) on disposal of long-lived assets	(1,294)	(67)	(2)
	$50,734	$17,369	$232,897
Other income (loss), net
Gain on non-hedge derivative instruments	$17,599	$10,525	$9,180
Gain on lease modifications and terminations	7,219	—	—
Unrealized loss recognized upon de-designation of hedges	(34)	(110)	(7,036)
Hedge ineffectiveness	—	—	483
Equity in earnings of equity method investees	954	(97)	—
Collateral management fee income, net	963	1,279	1,786
Other income (loss)	437	1,759	981
	$27,138	$13,356	$5,394

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Reclassification From Accumulated Other Comprehensive Income Into Net Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Year Ended December 31,
Accumulated Other Comprehensive Income (“AOCI”) Components	Income Statement Location	2014	2013
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$—	$(5,266)
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	23,679	9,853
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	—	(3,592)
		$23,679	$995

Net realized gain (loss) on derivatives designated as cash flow hedges
Deferred hedge gain (loss) reclassified from AOCI into earnings	Interest expense	27	(99)
Loss reclassified from AOCI into income, related to effective portion	Interest expense	(4,379)	(6,128)
		$(4,352)	$(6,227)

Total reclassifications		$19,327	$(5,232)

EXPENSE RECOGNITION

Interest Expense — Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans, repurchase agreements, and other financing vehicles. Certain of this debt has been issued at a discount. Discounts are accreted into interest expense on the effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the financing.

Deferred Costs and Interest Rate Cap Premiums — Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using either the straight-line basis or the interest method. Interest rate cap premiums, if any, are included in receivables and other assets, and are amortized as described below.

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

Derivative transactions are entered into by Newcastle solely for risk management purposes, except for total rate of return swaps. Such total rate of return swaps are essentially financings of certain reference assets which are treated as derivatives for accounting purposes. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by management, including restrictions imposed by the Code among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

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

Cash Flow Hedges

To qualify for cash flow hedge accounting, interest rate swaps and caps must meet certain criteria, including (1) the items to be hedged expose Newcastle to interest rate risk, (2) the interest rate swaps or caps are highly effective in reducing Newcastle’s exposure to interest rate risk, and (3) with respect to an anticipated transaction, such transaction is probable. Correlation and effectiveness are periodically assessed based upon a comparison of the relative changes in the fair values or cash flows of the interest rate swaps and caps and the items being hedged, or using regression analysis on an ongoing basis to assess retrospective and prospective hedge effectiveness.

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

Newcastle has designated certain of its derivatives, and in some cases re-designated all or a portion thereof as hedges. As a result of these designations, in the cases where the originally hedged items were still owned by Newcastle, the unrealized gain or loss was recorded in accumulated other comprehensive income as a deferred hedge gain or loss and is being amortized over the life of the hedged item.

As of December 31, 2014, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $58.3 million. Under these agreements, we will pay fixed monthly coupons at fixed rates of 5.04% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk will mature on April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Non-Hedge Derivatives

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps have been recognized currently in other income (loss). These derivatives may, to some extent, be economically effective as hedges. As of December 31, 2014, the aggregate notional amount of our interest rate swaps not designated as hedges of interest rate risk totaled $46.5 million. Under these agreements, we will pay fixed monthly coupons at fixed rates of 4.85% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps not designated as hedges will mature on March 2015.

Newcastle has entered into certain transactions which financed the purchase of certain assets with the seller of these assets. The contemporaneous purchase of the asset and the associated financing are treated as a linked transaction and accordingly recorded on a net basis as a non-hedge derivative instrument, with changes in market value recorded on the statement of income. In May 2014, the CDO VIII Class 1 notes were repaid in full and the repurchase agreement was terminated. Therefore, the associated linked transaction was effectively terminated and there are no linked transactions at December 31, 2014.
Newcastle also transacts in the To Be Announced MBS ("TBA") market. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. Newcastle primarily engages in TBA transactions for purposes of managing interest rate risk and market risk associated with our investment strategies.  For example, Newcastle takes short positions in TBAs to offset - to varying degrees - changes in the values of our Agency RMBS investments for which we have exposure to interest rate volatility; therefore, these derivatives may, to some extent, be economically effective as hedges.
Newcastle typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, Newcastle may "roll" its TBA positions, whereby we may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. Newcastle accounts for its TBA transactions as non-hedge instrument, with changes in market value recorded on the statement of income. As of December 31, 2014, Newcastle held nine TBA contracts with $390.5 million in short notional amount of Agency RMBS.
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

Operating Leases and Other Operating Expenses — Other operating expenses for the Golf business consist primarily of equipment leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, and marketing. Many of the golf properties and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in accounts payable, accrued expenses and other liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.
Management Fees to Affiliate — These represent amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 13.
BALANCE SHEET MEASUREMENT
Investment in Real Estate Securities — Newcastle has classified its investments in securities as available-for-sale. Securities available-for-sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses are considered temporary. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary, as described above.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Loans Held-for-Investment — Loans held-for-investment are recorded net of any unamortized discount (or gross of any unamortized premiums), including any fees received and an allowance for loan loss based on inputs determined using management’s best estimates. If the fair value of a loan declines below its carrying amount, Newcastle records an allowance for loss in accordance with ASC 310-10-35-37 to 40. If such loan subsequently increases in value, Newcastle records a reversal of such allowance to the extent of the previously recorded allowance (i.e., any increase in value above the recorded investment in the loan is not recorded). For impaired loans other than impaired loans acquired at a discount for credit quality, Newcastle accrues for interest on the net carrying amount of the loans (provided that no interest is accrued to the extent it is deemed uncollectible), and other changes in the carrying amount of the loans are recorded as an adjustment to the loss allowance (either an increase or a reversal), in accordance with ASC 310-10-35-40a.
Loans Held-for-Sale — Loans held-for-sale are recorded net of any unamortized discount (or gross of any unamortized premiums), including any fees received and are measured at the lower of cost or fair value, with valuation changes recorded in other income. As loans held-for-sale are recognized at the lower of cost or fair value, Newcastle’s allowance for loss policy does not apply to these loans. Purchase price discounts or premiums are deferred in a contra loan account until the related loans is sold. The deferred discounts or premiums are an adjustment to the basis of the loan and are included in the quarterly determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale.
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
Investments in CDO Servicing Rights — In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the years ended December 31, 2014 and 2013, Newcastle recorded $0.3 million and $0.3 million, respectively, of servicing rights amortization and no servicing rights impairment. As of December 31, 2014, Newcastle’s servicing asset had a carrying value of $1.0 million recorded in receivables and other assets.
Investments in Other Real Estate, Net — Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value and appreciably extend the useful life of an asset are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. With respect to golf course improvements (included in land improvements), only costs associated with original construction, significant replacements, or the addition of new trees, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. Expenditures for repairs and maintenance are expensed as incurred.
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. The results of operations for such an asset, assuming such asset qualifies as a “component of an entity” as defined, are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Buildings	15-30 years
Building improvements	3-10 years
Capital leases - equipment	shorter of the lease term or estimated useful life of the asset
Furniture, fixtures, and equipment	3-10 years
Leasehold improvements	shorter of the lease term or estimated useful life of the asset

Intangibles — Intangible assets relating to the Golf business consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to Newcastle when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf course.  The management contract intangible represents Newcastle’s golf course management contracts for both leased and managed properties, is valued utilizing a discounted cash flow methodology under the income approach, and is amortized over the average contractual term of the agreements.  The membership base intangible represents Newcastle’s relationship with its private golf club members, is valued using the multi-period excess earnings method under the income approach, and is amortized over the weighted average remaining useful life of the private memberships.

Amortization of leasehold intangible assets is included within operating expense - golf and amortization of all other intangible assets is included within depreciation and amortization on the consolidated statements of income. Amortization of all intangible assets is calculated using the straight-line method based on the following estimated useful lives:

Golf business
Trade name	30 - 40 years
Leasehold intangibles	9 - 27 years
Management contracts	11 - 12 years
Internally-developed software	5 years
Membership base	7 years

Other Investment — Newcastle’s investment in American Dream Project (a.k.a. Xanadu) is recorded as an equity method investment.  Newcastle owns approximately 23% of Preferred B and C stock of Meadowland Joint Venture LLC which was formed in conjunction with Triple Five Group, which took ownership of this project in 2013.  As of December 31, 2014 and 2013, Newcastle's investment in American Dream Project was $26.8 million and $25.5 million, respectively.  Newcastle evaluates equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the investee, the length of time and the extent to which the market value of the investment has been less than cost and the intent and ability of Newcastle to retain its investment.

Impairment of Real Estate and Finite-lived Intangible Assets — Newcastle periodically reviews the carrying amounts of its long-lived assets, including real estate and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. Newcastle generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Cash and Cash Equivalents and Restricted Cash — Newcastle considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2014	2013
CDO bond sinking funds	$11,497	$1,902
CDO trustee accounts	293	442
Derivative margin accounts	877	—
Collateral for Golf lease obligations	3,047	3,512
	$15,714	$5,856

Reduction of assets and liabilities relating to spin-offs and acquisitions are disclosed below:

	Year Ended December 31,
	2014	2013	2012
Reduction of Assets and Liabilities relating to the spin-off of New Residential/New Media/New Senior, non-cash portion
Real estate securities, available-for-sale	$—	$1,647,289	$—
Residential mortgage loans, held-for-investment, net	$—	$35,865	$—
Investments in excess mortgage servicing rights at fair value	$—	$229,936	$—
Investments in equity method investees	$—	$392,469	$—
Investments in senior housing real estate, net	$1,574,048	$—	$—
Property, plant and equipment, net	$266,385	$—	$—
Goodwill and intangibles, net	$379,008	$—	$—
Restricted cash	$6,477	$—	$—
Receivables and other assets	$197,882	$37,844	$—
Mortgage notes payable	$1,260,633	$—	$—
Credit facilities - media	$177,955	$—	$—
Repurchase agreements	$—	$1,320,360	$—
Accrued expenses and other liabilities	$189,940	$642	$—
Acquisitions of Assets and Liabilities relating to media and golf investments, non-cash portion
Investments in other real estate	$—	$259,573	$—
Property, plant and equipment	$—	$272,153	$—
Intangibles	$—	$244,885	$—
Goodwill	$—	$126,686	$—
Receivables and other assets	$—	$145,191	$—
Credit facilities	$—	$334,498	$—
Accounts payable, accrued expenses and other liabilities	$—	$287,439	$—
Noncontrolling interests	$—	$366	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Year Ended December 31,
	2014	2013	2012
Restricted cash generated from sale of securities	$125,850	$136,148	$56,629
Restricted cash generated from sale of real estate related and other loans	$—	$104,837	$—
Restricted cash generated from paydowns on securities and loans	$325,932	$331,349	$274,832
Restricted cash used for purchases of real estate securities	$—	$—	$143,184
Restricted cash used for purchases of real estate related and other loans	$—	$—	$91,481
Restricted cash used for repayments of CDO bonds payable	$382,177	$513,879	$166,845
Restricted cash used for purchases of derivative instruments	$—	$—	$408
Restricted cash used for settlement of derivative instruments	$—	$1,563	$—
Restricted cash used to return margin collateral	$—	$—	$6,550

CDO deconsolidation:
Real estate securities	$—	$—	$1,033,016
Restricted cash	$—	$—	$51,522
Derivative liabilities	$—	$—	$57,343
CDO bonds payable	$—	$—	$1,110,694
Receivables and Other Assets
Receivables and other assets are comprised of the following, net of allowances for uncollectable amounts of $0.9 million, as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Accounts receivable, net	$7,369	$8,230
Derivative assets	—	43,662
Prepaid expenses	6,639	5,937
Interest receivable	2,324	4,667
Deposits	7,339	8,537
Inventory	4,964	4,891
Miscellaneous assets, net	6,939	8,242
	$35,574	$84,166

Accounts Receivable, Net – Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. Collateral is generally not required. The allowance for bad debt was $11 and $0 as of December 31, 2014 and 2013, respectively.

Derivative Assets – All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value.

Prepaid Expenses – Prepaid expenses consists primarily of prepaid insurance and prepaid rent and are expensed over the usage period of the goods or services.

Interest Receivable – Interest receivable consists of interest earned on real estate securities, real estate related and other loans and residential mortgage loans that has not yet been received.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Deposits – Deposits consist primarily of certificates of deposits used as collateral for letters of credit related to the Golf business.

Inventory – Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method. Golf inventories consist primarily of food, beverages and merchandise for sale.

Repurchase Agreements

Securities sold under repurchase agreements will be treated as collateralized financing transactions, unless they meet sale treatment . Securities financed through a repurchase agreement will remain on the consolidated balance sheet as an asset and cash received from the purchaser will be recorded on the consolidated balance sheet as a liability. Interest paid in accordance with repurchase agreements will be recorded in interest expense.

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities are comprised of the following:

	December 31,
	2014	2013
Accounts payable and accrued expenses	$35,854	$33,689
Membership deposit liabilities	79,678	71,644
Deferred revenue	29,322	33,162
Security deposits payable	5,293	5,144
Unfavorable leasehold interests	6,443	23,113
Derivative liabilities	4,328	13,795
Accrued rent	2,605	—
Due to affiliates	1,125	2,235
Miscellaneous liabilities	14,742	17,157
	$179,390	$199,939
Accounts Payable and Accrued Expenses – Accounts payable reflect expenses related to goods and services received that have not yet been paid and accrued expenses reflect invoices that have not yet been received.
Membership Deposit Liabilities – Private country club members pay an advance initiation fee upon their acceptance as a member to the country club. Initiation fees are generally deposits which are refundable 30 years after the date of acceptance as a member. The difference between the amount paid by the member (net of incremental direct costs, primarily commissions) and the net present value of the future refund obligation is deferred and recognized on a straight-line basis over the estimated average expected life of an active membership (currently seven years), and included in deferred revenue above.
The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over the nonrefundable term (30 years) using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of income.
Deferred Revenue – Billings to clients and payments received in advance of the performance of services or delivery of products are recorded as deferred revenue until the services are performed or the product is delivered.
Security Deposits Payable – Security deposits payable relate to deposits received for events at golf properties.
Unfavorable Leasehold Interests – Unfavorable leasehold interests relates to leases acquired as part of the Golf business where the terms of the leasehold contracts are less favorable than the estimated market terms of the leases at the acquisition date.
Derivative Liabilities – All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Accrued Rent – Golf properties pay rent on certain leased properties in arrears.
Due to Affiliates – Represents amounts due to the Manager pursuant to the Management Agreement.
Options — The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for Newcastle was recorded as an increase in equity with an offsetting reduction of capital proceeds received. Options granted to Newcastle’s directors were accounted for using the fair value method.
Preferred Stock — Newcastle’s accounting policy for its preferred stock is described in Note 12.
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
Accretion of Discount and Other Amortization — As reflected on the consolidated statements of cash flows, this item is comprised of the following:

	Year Ended December 31,
	2014	2013	2012
Accretion of net discount on securities, loans and other investments	$(28,638)	$(34,525)	$(48,608)
Amortization of net discount on debt obligations	6,907	2,859	1,525
Amortization of deferred financing costs and interest rate cap premiums	7,310	1,056	2,751
Amortization of net deferred hedge (gains) and losses - debt	(61)	(11)	(1,250)
Amortization of leasehold intangibles	5,000	—	—
Accretion of membership deposit liability	5,663	—	—
	$(3,819)	$(30,621)	$(45,582)

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 6.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Recent Accounting Pronouncements — In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in Newcastle's previously issued financial statements. This update is effective for Newcastle in the first quarter of 2015. Newcastle does not expect the adoption of this guidance to have a material impact on its consolidated financial statements until it disposes of its assets in future periods.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The standard changes the accounting for repurchase-to-maturity transactions and linked repurchase financing transactions to secured borrowing accounting. The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales that are economically similar to repurchase agreements and the types of collateral pledged in repurchase agreements and similar transactions accounted for as a secured borrowing. The ASU is effective for Newcastle in the first quarter of 2015. Early application is not permitted. Disclosures are not required for comparative periods presented before the effective date. Newcastle has determined that the adoption of this guidance currently has no impact on its consolidated financial statements.

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
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for Newcastle in the first quarter of 2016. Early adoption is permitted. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, leases, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

3. DISCONTINUED OPERATIONS

On May 15, 2013, Newcastle completed the spin-off of New Residential from Newcastle.

As previously discussed in Note 1, on February 13, 2014, Newcastle completed the spin-off of New Media from Newcastle.

The following table presents the carrying value of the assets and liabilities of New Media, immediately preceding the February 13, 2014 spin-off and at December 31, 2013.

	February 13, 2014	December 31, 2013
Assets
Property, plant and equipment, net	$266,385	$270,188
Intangibles, net	144,664	145,400
Goodwill	126,686	126,686
Cash and cash equivalents	23,845	31,811
Restricted cash	6,477	6,477
Receivables and other assets	101,940	110,184
Total assets	$669,997	$690,746

Liabilities
Credit facilities - media	177,955	182,016
Accounts payable, accrued expenses and other liabilities	100,695	113,251
Total liabilities	278,650	295,267

Net Assets	$391,347	$395,479

As previously discussed in Note 1, on November 6, 2014, Newcastle completed the spin-off of New Senior from Newcastle.

The following table presents the carrying value of the assets and liabilities of New Senior, immediately preceding the November 6, 2014 spin-off and at December 31, 2013.

	November 6, 2014	December 31, 2013
Assets
Investment in senior housing real estate, net	$1,574,048	$1,362,900
Intangibles, net	107,658	100,858
Cash and cash equivalents	245,246	31,263
Receivables and other assets	95,942	55,430
Total assets	$2,022,894	$1,550,451

Liabilities
Mortgage notes payable	$1,260,633	$1,076,828
Accounts payable, accrued expenses and other liabilities	89,245	61,886
Total liabilities	$1,349,878	$1,138,714

Net Assets	$673,016	$411,737

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

As of December 31, 2014, Newcastle plans to sell its commercial real estate properties in Beavercreek, OH.
As a result of the spin-offs and the plan to sell the commercial real estate properties in Beavercreek, OH, for all periods presented, the assets, liabilities and results of operations of those components of Newcastle’s operations that (i) were part of the spin-offs and/or (ii) represent operations Newcastle plans to sell in which it has no significant continuing involvement, are presented separately in discontinued operations in Newcastle’s consolidated financial statements.

With respect to the planned sale of the commercial real estate properties in Beavercreek, Ohio, the assets of discontinued operations include $6.6 million of investments in other real estate and $0.2 million of cash and cash equivalents, restricted cash and receivables and other assets, as of December 31, 2014 and 2013. The liabilities of discontinued operations include $0.5 million and $0.4 million of accounts payable, accrued liabilities and other liabilities, as of December 31, 2014 and 2013, respectively.

Results of operations from discontinued operations were as follows:

	Year Ended December 31,
	2014	2013	2012
Interest income	$—	$15,098	$27,508
Interest expense	49,705	12,372	1,688
Net interest income (expense)	(49,705)	2,726	25,820

Operating Revenues
Media income	68,212	61,637	—
Rental income	194,729	74,936	17,081
Care and ancillary income	20,428	12,387	2,994
Total operating revenues	283,369	148,960	20,075
Other Income
Other income (loss)	1,444	(2,404)	17,339
Change in fair value of investments in excess mortgage servicing rights	—	3,894	—
Change in fair value of investments in equity method investees	—	885	—
Earnings from investments in equity method investees	—	20,156	—
Total other income	1,444	22,531	17,339

Expenses
Property operating expenses	152,896	53,733	12,969
Media operating expenses	—	49,092	—
General and administrative expense	20,096	21,742	11,743
Depreciation and amortization	90,627	30,969	6,975
Management fee to affiliate	7,789	5,034	1,082
Income tax expense (benefit)	(1,111)	2,100	—
Total expenses	270,297	162,670	32,769
Income (loss) from discontinued operations, net of tax	$(35,189)	$11,547	$30,465

The May 15, 2013 spin-off of New Residential also resulted in a $1.2 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 12).

The February 13, 2014 spin-off of New Media resulted in a $0.4 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 12).

The November 6, 2014 spin-off of New Senior resulted in a $0.7 billion reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options (see Note 12).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

4. SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

Newcastle conducts its business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf courses and facilities (“Golf”) and (iv) corporate. With respect to the CDOs and other debt segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis.
The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 11) and management fees pursuant to the Management Agreement (Note 13).
Summary financial data on Newcastle’s segments is given below, together with reconciliation to the same data for Newcastle as a whole:

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations	Eliminations	Total
Year Ended December 31, 2014
Interest income	$84,938	$50,093	$147	$44	$—	$(7,595)	$127,627
Interest expense	(22,142)	(41,874)	(19,783)	(3,818)	—	7,595	(80,022)
Inter-segment elimination	(7,595)	1,861	5,734	—	—	—	—
Net interest income (expense)	55,201	10,080	(13,902)	(3,774)	—	—	47,605
Impairment (reversal)	(3,303)	884	—	—	—	—	(2,419)
Operating revenues	—	—	291,537	—	—	—	291,537
Other income	41,780	26,819	5,863	—	—	—	74,462
Loan and security servicing expense	238	961	—	—	—	—	1,199
Operating expenses - golf (C)	—	—	244,234	—	—	—	244,234
Repairs and maintenance expenses - golf	—	—	9,870	—	—	—	9,870
Cost of sales - golf	—	—	30,271	—	—	—	30,271
General and administrative expense	14	2	1,435	7,722	—	—	9,173
Acquisition and transaction expenses (D)	—	2,919	1,941	619	—	—	5,479
Management fee to affiliate	—	—	—	21,039	—	—	21,039
Depreciation and amortization	—	—	26,880	87	—	—	26,967
Income tax expense	—	—	208	—	—	—	208
Income (loss) from continuing operations	100,032	32,133	(31,341)	(33,241)	—	—	67,583
Loss from discontinued operations, net of tax	—	—	—	—	(35,189)	—	(35,189)
Net income (loss)	100,032	32,133	(31,341)	(33,241)	(35,189)	—	32,394
Preferred dividends	—	—	—	(5,580)	—	—	(5,580)
Net loss attributable to noncontrolling interests	—	—	329	—	523	—	852
Income (loss) applicable to common stockholders	$100,032	$32,133	$(31,012)	$(38,821)	$(34,666)	$—	$27,666

December 31, 2014
Investments, net (E)	$473,209	$833,293	$323,969	$—	$—	$—	$1,630,471
Cash and restricted cash	11,790	877	21,637	55,137	—	—	89,441
Other assets	1,927	2,190	31,366	91	—	—	35,574
Assets of discontinued operations	—	—	—	—	6,803	—	6,803
Total assets	486,926	836,360	376,972	55,228	6,803	—	1,762,289
Debt, net (E)	310,636	791,499	161,857	51,231	—	—	1,315,223
Other liabilities	2,391	4,528	164,897	16,475	—	—	188,291
Liabilities of discontinued operations	—	—	—	—	447	—	447
Total liabilities	313,027	796,027	326,754	67,706	447	—	1,503,961
Preferred stock	—	—	—	61,583	—	—	61,583
Noncontrolling interests	—	—	36	—	—	—	36
Equity attributable to common stockholders	$173,899	$40,333	$50,182	$(74,061)	$6,356	$—	$196,709

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations	Eliminations	Total
Year Ended December 31, 2013
Interest income	$119,292	$98,968	$—	$198	$—	$(4,746)	$213,712
Interest expense	(24,996)	(54,534)		(3,817)		4,746	(78,601)
Inter-segment elimination	(4,746)	4,746	—	—	—	—	—
Net interest income (expense)	89,550	49,180	—	(3,619)	—	—	135,111
Impairment (reversal)	(9,338)	(10,431)	—	—	—	—	(19,769)
Other income, net	23,946	11,344	—	—	—	—	35,290
Loan and security servicing expense	741	3,113	—	3	—	—	3,857
General and administrative expense	—	18	—	17,440	—	—	17,458
Management fee to affiliate	—	—	—	28,057	—	—	28,057
Depreciation and amortization	—	—	—	4	—	—	4
Income (loss) from continuing operations	122,093	67,824	—	(49,123)	—	—	140,794
Income from discontinued operations, net of tax	—	—	—	—	11,547	—	11,547
Net income (loss)	122,093	67,824	—	(49,123)	11,547	—	152,341
Preferred dividends	—	—	—	(5,580)	—	—	(5,580)
Net income attributable to noncontrolling interests	—	—	—	—	(928)	—	(928)
Income (loss) applicable to common stockholders	$122,093	$67,824	$—	$(54,703)	$10,619	$—	$145,833

December 31, 2013
Investments, net (E)	$838,162	$1,272,952	$345,755	$—	$—	$—	$2,456,869
Cash and restricted cash	2,377	—	22,890	23,310	—	—	48,577
Other assets	47,130	3,395	32,654	987		—	84,166
Assets of discontinued operations	—	—	—	—	2,248,023	—	2,248,023
Total assets	887,669	1,276,347	401,299	24,297	2,248,023	—	4,837,635
Debt, net (E)	645,938	1,091,430	152,498	51,237	—	—	1,941,103
Other liabilities	19,194	1,669	170,623	44,528		—	236,014
Liabilities of discontinued operations	—	—	—	—	1,434,394	—	1,434,394
Total liabilities	665,132	1,093,099	323,121	95,765	1,434,394	—	3,611,511
Preferred stock	—	—	—	61,583	—	—	61,583
Noncontrolling interest	—	—	366	—	60,913	—	61,279
Equity attributable to common stockholders	$222,537	$183,248	$77,812	$(133,051)	$752,716	$—	$1,103,262

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations	Eliminations (D)	Total
Year Ended December 31, 2012
Interest income	$197,007	$91,818	$—	$170	$—	$(6,044)	$282,951
Interest expense	(56,767)	(53,700)	—	(3,813)	—	6,044	(108,236)
Inter-segment elimination	(6,044)	6,044	—	—	—	—	—
Net interest income (expense)	134,196	44,162	—	(3,643)	—	—	174,715
Impairment (reversal)	(7,381)	1,717	—	—	—	—	(5,664)
Other income, net	260,025	2,351	—	—	—	—	262,376
Loan and security servicing expense	916	3,344	—	—	—	—	4,260
General and administrative expense	—	4	—	11,235	—	—	11,239
Management fee to affiliate	—	—	—	23,611	—	—	23,611
Depreciation and amortization	—	—	—	—	—	—	—
Income (loss) from continuing operations	400,686	41,448	—	(38,489)		—	403,645
Income from discontinued operations, net of tax	—	—	—	—	30,465	—	30,465
Net income (loss)	400,686	41,448	—	(38,489)	30,465	—	434,110
Preferred dividends	—	—	—	(5,580)	—	—	(5,580)
Income (loss) applicable to common stockholders	$400,686	$41,448	$—	$(44,069)	$30,465	$—	$428,530

(A)
Assets held within non-recourse structures, including all of the assets in the CDO segment, are not available to satisfy obligations outside of such financings, except to the extent net cash flow distributions are received from such structures. Furthermore, creditors or beneficial interest holders of these structures generally have no recourse to the general credit of Newcastle. Therefore, the exposure to the economic losses from such structures generally is limited to invested equity in them and economically their book value cannot be less than zero. Therefore, impairment recorded in excess of Newcastle’s investment, which results in negative GAAP book value for a given non-recourse financing structure, cannot economically be incurred and will eventually be reversed through amortization, sales at gains, or as gains at the deconsolidation or termination of such non-recourse financing structure.

(B)	The following table summarizes the investments and debt in the other debt segment:

	December 31, 2014				December 31, 2013
	Investments		Debt		Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Manufactured housing loan portfolio I	$—	$—	$—	$—	$102,681	$91,924	$53,753	$50,424
Manufactured housing loan portfolio II	—	—	—	—	128,975	128,117	93,863	93,536
Subprime mortgage loans subject to call options	406,217	406,217	406,217	406,217	406,217	406,217	406,217	406,217
Real estate securities	—	—	—	—	56,466	50,961	—	—
Subtotal	406,217	406,217	406,217	406,217	694,339	677,219	553,833	550,177
Other
Unlevered real estate securities	167,457	12,265	—	—	129,563	4,296	—	—
Levered real estate securities	390,771	407,689	385,282	385,282	514,994	551,270	516,134	516,134
Other Investments	N/A	6,479	—	—	N/A	6,160	—	—
Residential mortgage loans	934	643	—	—	45,323	34,007	25,119	25,119
	$965,379	$833,293	$791,499	$791,499	$1,384,219	$1,272,952	$1,095,086	$1,091,430

(C)	Operating expenses-golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $5.0 million for the year ended December 31, 2014.

(D)	Includes all transaction related and spin-off related expenses.

(E)	Net of $35.1 million and $87.7 million of inter-segment eliminations as of December 31, 2014 and 2013, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Variable Interest Entities
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
Newcastle’s subprime securitizations are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and no longer receive a significant portion of their returns, and therefore does not consolidate them.
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
As of December 31, 2014, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.
On September 12, 2012, Newcastle deconsolidated CDO X subsequent to the completion of the sale of 100% of its interests in CDO X to the sole owner of the senior notes and another third party. The sale and resulting deconsolidation has reduced Newcastle’s gross assets by $1.1 billion, reduced liabilities by $1.2 billion, decreased other comprehensive income by $25.5 million and resulted in a gain on sale of $224.3 million. As of December 31, 2014, Newcastle had no continuing involvement with CDO X as it had been liquidated.
Newcastle had variable interests in the following unconsolidated VIEs at December 31, 2014, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$121,497	$149,402	$7,956

(A)	Face amount.

(B)	Newcastle CDO V includes $41.8 million face amount of debt owned by Newcastle with a carrying value of $8.0 million at December 31, 2014.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

5. REAL ESTATE SECURITIES
The following is a summary of Newcastle’s real estate securities at December 31, 2014 and 2013, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary- Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
December 31, 2014
CMBS	$214,026	$218,900	$(75,574)	$143,326	$35,441	$(4)	$178,763	32	B	5.86%	11.00%	2.6	10.4%
Non-Agency RMBS	67,475	79,808	(54,589)	25,219	19,816	—	45,035	28	CCC	1.21%	9.66%	7.7	21.8%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
CDO (E)	14,413	—	—	—	7,956	—	7,956	2	CCC-	1.46%	0.00%	11.5	13.7%
Debt Security Total/Average (F)	$304,378	$306,355	$(137,810)	$168,545	$63,213	$(4)	$231,754	63	B-	4.64%	10.80%	4.1
Equity Securities		—	—	—	—	—	—	1
Total Securities, Available-for-Sale		$306,355	$(137,810)	$168,545	$63,213	$(4)	$231,754	64

FNMA/FHLMC	390,771	403,216	—	403,216	4,473	—	407,689	9	AAA	3.5%	2.94%	5.6	N/A
Total Securities, Pledged as Collateral	$390,771	$403,216	$—	$403,216	$4,473	$—	$407,689	9

December 31, 2013
CMBS	$333,121	$309,341	$(81,463)	$227,878	$56,881	$(290)	$284,469	50	BB-	5.54%	13.50%	2.6	9.6%
REIT Debt	29,200	28,667	—	28,667	2,519	—	31,186	5	BB+	5.89%	6.86%	1.8	N/A
Non-Agency RMBS	96,762	103,535	(62,860)	40,675	16,907	(1)	57,581	34	CCC+	1.07%	12.20%	4.4	25.9%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
CDO	188,364	71,857	(14,861)	56,996	2,761	—	59,757	11	CCC-	3.21%	7.56%	1.2	19.1%
Total/Average Securities, Available-for-Sale (F)	$655,911	$521,047	$(166,831)	$354,216	$79,068	$(291)	$432,993	101	B	4.24%	11.86%	2.4

FNMA/FHLMC (G)	514,994	548,456	(817)	547,639	3,631	—	551,270	64	AAA	2.90%	1.25%	3.6	N/A
Total Securities, Pledged as Collateral	$514,994	$548,456	$(817)	$547,639	$3,631	$—	$551,270	64

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding eight securities with zero value which had an aggregate face amount of $113.3 million.

(F)
As of December 31, 2014 and 2013, the total outstanding face amount of fixed rate securities was $0.6 billion and $0.4 billion, respectively, and of floating rate securities were $0.1 billion and $0.8 billion, respectively.

(G)	Amortized cost basis and carrying value include no principal receivable as of December 31, 2014 and principal receivable of $4.8 million as of December 31, 2013.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2014, 2013 and 2012, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $0.0 million, $5.2 million and $19.3 million, respectively, with respect to real estate securities of which $3.8 million was recorded on certain real estate securities included in the spin-off of New Residential as Newcastle determined it did not have the intent to hold the securities past May 15, 2013 (gross of $0.0 million, $0.0 million and $0.4 million of other-than-temporary impairment recognized (reversed)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

in other comprehensive income in 2014, 2013 and 2012, respectively). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses as of each balance sheet date on Newcastle’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of December 31, 2014.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)
Less Than Twelve Months	$5,903	$9,394	$(4,174)	$5,220	$—	$(4)	5,216	2	CCC	5.53%	12.23%	3.4
Twelve or More Months	—	—	—	—	—	—	—	—	—	—	—	—
Total	$5,903	$9,394	$(4,174)	$5,220	$—	$(4)	5,216	2	CCC	5.53%	12.23%	3.4
Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	December 31, 2014
		Amortized Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	3,882	3,884	(4,174)	(3)
Non-credit impaired securities	1,334	1,336	—	(1)
Total debt securities in an unrealized loss position	$5,216	$5,220	$(4,174)	$(4)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

The following table summarizes the activity related to credit losses on debt securities:

	2014	2013
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(2,873)	$(4,770)

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(4,174)	(89)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—	(2,874)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	—	120

Reduction for securities sold during the period	2,873	4,739

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	1

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,174)	$(2,873)
The table below summarizes the geographic distribution of the collateral securing the CMBS and ABS at December 31, 2014:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Northeastern U.S.	$57,463	26.8%	$19,791	26.1%
Southeastern U.S.	47,764	22.3%	16,448	21.7%
Midwestern U.S.	35,604	16.6%	10,017	13.2%
Western U.S.	30,827	14.4%	21,672	28.5%
Southwestern U.S.	27,530	12.9%	8,011	10.5%
Other	10,825	5.1%	—	0.0%
Foreign	4,013	1.9%	—	0.0%
	$214,026	100.0%	$75,939	100.0%
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

In January 2014, Newcastle sold $503.0 million face amount of the remaining agency FNMA/FHLMC ARM securities at an average price of 105.82% for total proceeds of $532.2 million and repaid $516.1 million of associated repurchase agreements. Newcastle recognized a net gain of approximately $1.9 million on the sale of these securities.

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
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

In May 2014, Newcastle sold $54.2 million outstanding face amount of the Sorin CDO security at an average price of 93.0% for total proceeds of $50.4 million and repaid $50.4 million of associated CDO bonds payable and other term loan financings. Newcastle recognized a net gain of approximately $0.7 million on the sale of this security.
In November 2014, Newcastle purchased 9 agency FNMA/FHLMC fixed-rate securities with $391.9 million face amount for total proceeds of $404.6 million. Newcastle financed this transaction with repurchase financing of $383.4 million. Newcastle also entered into TBAs to economically hedge the market risk of the whole pools, but did not apply hedge accounting.
During the fourth quarter of 2014, Newcastle sold $53.9 million outstanding face amount of twelve securities at an average price of 99.1% of total proceeds of $53.4 million. Newcastle recognized a net gain of approximately $5.7 million on the sale of these securities.
Securities Pledged as Collateral
These government agency securities were sold under agreements to repurchase which will be treated as collateralized financing transactions, unless they meet sales treatment. Although being pledged as collateral, securities financed through a repurchase agreement remains on Newcastle's consolidated balance sheet as an asset and cash received from the purchaser is recorded on Newcastle's consolidated balance sheet as a liability.

6. REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS
The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31, 2014								December 31, 2013
Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)	Carrying Value	Wtd. Avg. Yield
Mezzanine Loans	$131,551	$103,582	7	7.79%	7.20%	1.2	71.9%	$12,000	$139,720	6.63%
Corporate Bank Loans	174,530	107,715	5	22.08%	13.19%	1.7	0.6%	—	166,710	24.18%
B-Notes	21,865	18,748	1	12.00%	7.32%	4.0	0.0%	—	101,385	10.12%
Whole Loans	155	155	1	4.00%	7.48%	0.2	0.0%	—	29,715	3.65%
Total Real Estate Related and other Loans Held-for-Sale, Net (D)	$328,101	$230,200	14	14.82%	10.39%	1.6	29.1%	$12,000	$437,530	13.92%
Non-Securitized Manufactured Housing Loan Portfolio I	$—	$—	—	—	—	—	—	$—	$130	81.79%
Non-Securitized Manufactured Housing Loan Portfolio II	—	—	—	—	—	—	—	—	2,055	15.39%
Residential Loans	4,309	3,854	6	23.48%	1.84%	1.2	100.0%	766	—	—
Total Residential Mortgage Loans Held-for-Sale, Net (E)(F)	$4,309	$3,854	6	23.48%	1.84%	1.2	100.0%	$766	$2,185	19.34%
Securitized Manufactured Housing Loan Portfolio I	$—	$—	—	—	—	—	—	—	$91,924	9.44%
Securitized Manufactured Housing Loan Portfolio II	—	—	—	—	—	—	—	—	128,117	8.11%
Residential Loans	—	—	—	—	—	—	—	—	35,409	7.49%
Total Residential Mortgage Loans Held-for-Investment, Net (F)	$—	$—	—	—	—	—	—	—	$255,450	8.50%
Subprime Mortgage Loans Subject to Call Option	$406,217	$406,217							$406,217

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

(A)
The aggregate United States federal income tax basis for such assets at December 31, 2014 was approximately $253.5 million (unaudited), excluding the securitized subprime mortgage loans, which are fully consolidated for tax purposes. Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers in bankruptcy) or considered real estate owned (“REO”). As of December 31, 2014 and December 31, 2013, $76.5 million and $76.5 million face amount of real estate related and other loans, respectively, was on non-accrual status.

(D)	Loans which are more than 3% of the total current carrying value (or $6.9 million) at December 31, 2014 are as follows:

		December 31, 2014
Loan Type		Outstanding Face Amount	Carrying Value	Prior Liens (1)	Loan Count	Yield (2)	Coupon (2)	Weighted Average Life (Years)
Individual Bank Loan	(3)	$116,048	$99,976	$627,615	1	22.50%	15.55%	2.1
Individual Mezzanine Loan	(4)	35,859	34,246	738,782	1	7.00%	7.00%	1.2
Individual Mezzanine Loan	(4)	28,939	28,939	169,933	1	7.00%	8.00%	0.1
Individual Mezzanine Loan	(4)	24,294	24,294	299,770	1	9.00%	9.00%	2.3
Individual B-Note Loan	(4)	21,865	18,748	124,548	1	12.00%	7.32%	4.0
Individual Mezzanine Loan	(4)	12,691	11,716	175,000	1	5.00%	5.15%	3.6
Individual Bank Loan	(4)	11,798	7,291	—	1	15.00%	15.00%	4.2
Others	(5)	76,607	4,990		7	21.64%	6.55%	0.2
		$328,101	$230,200		14	14.82%	10.39%	1.6

(1)	Represents face amount of third party liens that are senior to Newcastle’s position.

(2)	For others, represents weighted average yield and weighted average coupon.

(3)
Interest accrued to principal balance over life to maturity with a discounted payoff option prior to April 2015. Following a public offering by the debt issuer in January 2014, Newcastle received cash of $83.3 million, which reduced the face of the loan to $99.4 million.

(4)	Interest only payments over life to maturity and balloon principal payment upon maturity.

(5)
Various terms of payment. This represents $46.7 million, $29.8 million and $0.1 million of bank loans, mezzanine loans and whole loans, respectively. Each of the seven loans had a carrying value of less than $6.9 million at December 31, 2014.

(E)	The following is an aging analysis of past due residential loans held-for-sale as of December 31, 2014:

	30-59 Days Past Due	60-90 Days Past Due	Over 90 Days Past Due	REO	Total Past Due	Current	Total Outstanding Face Amount
Residential Loans	$—	$—	$—	$766	$766	$3,543	$4,309

Newcastle’s management monitors the credit qualities of the residential loans primarily by using the aging analysis, current trends in delinquencies and the actual loss incurrence rate.

(F)	Loans acquired at a discount for credit quality.
Newcastle's investments in real estate related and other loans and non-securitized manufactured housing loans were classified as held-for-sale as of December 31, 2014 and December 31, 2013. Loans held-for-sale are marked to the lower of carrying value or fair value.
Newcastle’s investment in the securitized manufactured housing loan portfolios I and II was classified as held-for-investment as of December 31, 2013. In connection with the securitizations of the manufactured housing loan portfolios, Newcastle gave representations and warranties with respect to the manufactured housing loans sold to the securitization trusts. To the extent a breach of any such representations and warranties materially and adversely affects the value or enforceability of the related loans, Newcastle will be required to repurchase such loans from the respective securitization trusts.

In May 2014, Newcastle sold its manufactured housing portfolio through a securitization. The portfolio had an outstanding face amount of $222.2 million and was sold at 104% of par, resulting in $231.6 million of total proceeds including accrued interest. Part of the proceeds was used to repay the current debt on the portfolio at par, including $132.4 million of third-party debt and $20.5 million of debt owned by CDO VIII and CDO IX. The securitization of the portfolio was accomplished through a special

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

purpose entity, in which Newcastle holds no interests, and was treated as a sale for accounting purposes. The sale generated a gain of $24.7 million, or $19.4 million net after $1.9 million of deal expenses and the write off of $3.4 million of unamortized discount on third party debt (recorded as a loss on extinguishment of debt).

In July 2014, Newcastle sold residential whole loans with an outstanding face amount of $37.4 million at a price of 91.5% of par or $34.7 million of proceeds.  A part of the proceeds was used to repay $23.0 million in repurchase agreements associated with these loans.  Newcastle recognized a gain on settlement of investments of $7.8 million and incurred approximately $1.1 million of transaction expenses.

The following is a summary of real estate related and other loans by maturity at December 31, 2014:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$12,000	$—	1
2015	64,607	4,990	6
2016	64,799	63,185	2
2017	24,294	24,294	1
2018	21,865	18,748	1
2019	127,845	107,266	2
Thereafter	12,691	11,717	1
Total	$328,101	$230,200	14

(1)Based on the final extended maturity date of each loan investment as of December 31, 2014.
(2)Includes loans that are non-performing, in foreclosure, or under bankruptcy.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Activities relating to the carrying value of real estate related and other loans and residential mortgage loans are as follows:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans	NPL Reverse Mortgage Loans
December 31, 2011	$813,580	$2,687	$331,236	$—
Purchases / additional fundings	109,491	—	—	—
Interest accrued to principal balance	22,835	—	—	—
Principal paydowns	(129,950)	(686)	(38,182)	—
Sales	—	—	—	—
Transfer to held for investment	—	—	—	—
Valuation (allowance) reversal on loans	28,213	493	(4,119)	—
Loss on repayment of loans held for sale	(1,614)	—	—	—
Accretion of loan discount and other amortization	—	—	4,002	—
Other	577	(23)	(476)	—
December 31, 2012	$843,132	$2,471	$292,461	$—
Purchases / additional fundings	315,296	—	—	35,138
Interest accrued to principal balance	26,588	—	—	—
Principal paydowns	(257,335)	(373)	(45,665)	—
Sales	(101,338)	—	—	—
New Residential spin-off	—	—	—	(35,865)
Conversion to equity-GateHouse	(393,531)	—	—	—
Elimination after restructure-Golf	(29,412)	—	—	—
Valuation (allowance) reversal on loans	19,479	105	5,451	—
Gain on repayment of loans held for sale	7,216	—	—	—
Accretion of loan discount and other amortization	6,689	—	3,684	727
Other	746	(18)	(481)	—
December 31, 2013	$437,530	$2,185	$255,450	$—
Purchases / additional fundings	—	—	—	—
Interest accrued to principal balance	20,830	—	—	—
Principal paydowns	(240,937)	(9,574)	(9,436)	—
Transfer to held-for-sale	—	246,121	(246,121)	—
Sales	—	(233,349)	—	—
Valuation (allowance) reversal on loans	3,303	(51)	(833)	—
Accretion of loan discount and other amortization	8,867	—	115	—
Other	607	(1,478)	825	—
December 31, 2014	$230,200	$3,854	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

The following is a rollforward of the related loss allowance:

	Held for Sale		Held for Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans (A)
Balance at December 31, 2011	$(228,017)	$(2,461)	$(26,075)
Charge-offs (B)	17,742	896	7,716
Valuation (allowance) reversal on loans	28,213	493	(4,119)
Balance at December 31, 2012	(182,062)	(1,072)	(22,478)
Charge-offs (B)	68,546	143	4,780
Valuation (allowance) reversal on loans	19,479	105	5,451
Balance at December 31, 2013	$(94,037)	$(824)	$(12,247)
Charge-offs (B)	14,808	84	711
Transfer to held-for-sale	—	(12,369)	12,369
Sales	—	13,006	—
Valuation (allowance) reversal on loans	3,303	(51)	(833)
Balance at December 31, 2014	$(75,926)	$(154)	$—

(A)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

(B)
The charge-offs for real estate related loans represent three, three and six loans which were written off, sold, restructured, or paid off at a discounted price during 2014, 2013 and 2012, respectively.

The average carrying amount of Newcastle’s real estate related and other loans was approximately $270.1 million, $761.7 million and $843.4 million during 2014, 2013 and 2012, respectively, on which Newcastle earned approximately $49.3 million, $81.5 million and $81.5 million of gross interest revenues, respectively.
The average carrying amount of Newcastle’s residential mortgage loans was approximately $90.5 million, $282.7 million and $312.5 million during 2014, 2013 and 2012, respectively, on which Newcastle earned approximately $8.3 million, $27.3 million and $31.6 million of gross interest revenues, respectively.
The table below summarizes the geographic distribution of real estate related and other loans and residential loans at December 31, 2014:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$28,112	17.7%	$980	22.8%
Northeastern U.S.	26,302	16.6%	523	12.1%
Southeastern U.S.	51,247	32.3%	2,667	61.9%
Midwestern U.S.	3,817	2.4%	139	3.2%
Southwestern U.S.	10,426	6.5%	—	—
Foreign	38,872	24.5%	—	—
	$158,776	100.0%	$4,309	100.0%
Other	169,325	(A)
	$328,101

(A)Includes corporate bank loans which are not directly secured by real estate assets.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Newcastle, as holder of the equity (or residual interest), has the option (a call option) to redeem the notes once the aggregate principal balance of Subprime Portfolio I or Subprime Portfolio II is equal to or less than 20% or 10%, respectively, of such balance at the date of the transfer. The transactions between Newcastle and each securitization trust qualified as sales for accounting purposes. However, the loans which are subject to a call option by Newcastle were not treated as being sold and are classified as “held for investment” subsequent to the completion of the securitizations. The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call options at the call date of 9.24% and 8.68% for Subprime Portfolios I and II, respectively. The call options are “out of the money,” meaning that the price Newcastle would have to pay to acquire such loans exceeds their fair value at this time, and there is no requirement to exercise such options.

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
(A)As of the date of transfer.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

The following table presents information on the retained interests in the securitizations of Subprime Portfolios I and II at December 31, 2014:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$322,723	$452,199	$774,922
Loans subject to call option (carrying value)	$299,176	$107,041	$406,217
Retained interests (fair value) (B)	$3,024	$—	$3,024

(A)	Average loan seasoning of 113 months and 95 months for Subprime Portfolios I and II, respectively, at December 31, 2014.

(B)
The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained note was 22.40% as of December 31, 2014.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of December 31, 2014 (unaudited, except stated otherwise):

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB) (A)	$322,723	$452,199
Weighted average coupon rate of loans	5.77%	4.67%
Delinquencies of 60 or more days (UPB) (B)	$77,785	$158,124
Net credit losses for year ended
December 31, 2014	$25,225	$34,102
December 31, 2013	$26,388	$44,855
Cumulative net credit losses	$272,030	$335,676
Cumulative net credit losses as a % of original UPB	18.1%	30.9%
Percentage of ARM loans (C)	50.9%	63.9%
Percentage of loans with loan-to-value ratio >90%	10.4%	16.9%
Percentage of interest-only loans	2.9%	17.2%
Face amount of debt (A) (D)	$318,723	$452,199
Weighted average funding cost of debt (E)	0.53%	0.44%

(A)	Audited.

(B)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.

(C)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(D)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at December 31, 2014.

(E)	Includes the effect of applicable hedges.

Newcastle received negligible cash flows from the retained interests of Subprime Portfolios I and II during the years ended December 31, 2014, 2013 and 2012.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

7. INVESTMENTS IN OTHER REAL ESTATE
Newcastle acquired other real estate assets as part of the acquisition of the Golf business, which consisted of primarily land, buildings, machinery and equipment. These assets were recognized at fair value on the acquisition date. The following table summarizes the balances of other real estate assets at December 31, 2014.

			Initial Cost					Gross Carrying Amount (A) (C)
			Land and Improvements	Buildings and Improvements	Furniture, Fixtures and Equipment	Construction In-Progress	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Furniture, Fixtures and Equipment	Construction In-Progress		Accumulated Depreciation (A)(B)	Net Book Value
Property Name	City	State										Total
Owned Properties
Bear Creek	Woodinville	WA	$3,573	$2,178	$179	$28	$114	$3,573	$2,198	$287	$14	$6,072	$(290)	$5,782
Bradshaw Farm	Woodstock	GA	773	1,962	92	—	42	773	1,978	118	—	2,869	(256)	2,613
Brookstone	Acworth	GA	579	2,448	200	—	702	579	2,916	434	—	3,929	(315)	3,614
Canyon Oaks	Chico	CA	1,545	4,127	205	13	110	1,545	4,161	288	6	6,000	(507)	5,493
Casta Del Sol	Mission Viejo	CA	5,794	—	—	—	118	5,794	—	118	—	5,912	—	5,912
El Camino	Oceanside	CA	4,635	2,960	158	80	277	4,635	3,182	254	39	8,110	(346)	7,764
Forrest Crossing	Franklin	TN	3,187	807	76	55	20	3,187	814	117	27	4,145	(126)	4,019
Gettysvue	Knoxville	TN	2,994	1,428	235	181	281	2,994	1,619	417	89	5,119	(273)	4,846
Lomas Santa Fe (Executive)	Solana Beach	CA	3,766	—	—	—	48	3,766	24	24	—	3,814	—	3,814
Marbella	SJ Capistrano	CA	5,794	9,114	410	—	425	5,794	9,248	701	—	15,743	62	15,805
Monterey	Palm Desert	CA	5,698	3,004	202	19	337	5,698	3,170	383	9	9,260	(430)	8,830
Oakhurst	Clayton	CA	1,449	2,575	428	1,645	(427)	1,449	2,636	599	986	5,670	(2,297)	3,373
Oregon Golf Club	West Linn	OR	4,828	8,011	416	51	364	4,828	8,085	732	25	13,670	(889)	12,781
Palm Valley	Palm Desert	CA	7,531	8,864	379	56	494	7,531	9,144	621	28	17,324	(962)	16,362
Plantation	Boise	ID	2,607	2,236	262	13	202	2,607	2,262	445	6	5,320	(336)	4,984
Rancho San Joaquin	Irvine	CA	12,650	3,775	279	1,366	199	12,650	4,336	609	674	18,269	(458)	17,811
Seascape	Aptos	CA	2,897	4,944	108	67	103	2,897	4,985	204	33	8,119	(457)	7,662
Summitpointe	Milpitas	CA	2,511	3,271	128	8	132	2,511	3,330	205	4	6,050	(344)	5,706
Sunset Hills	Thousand Oaks	CA	2,125	5,447	383	—	249	2,125	5,506	573	—	8,204	(674)	7,530
Tanoan	Albuquerque	NM	1,642	7,600	431	364	419	1,642	7,982	652	180	10,456	(1,025)	9,431

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Trophy Club of Apalachee	Dacula	GA	483	640	55	—	163	483	781	77	—	1,341	(98)	1,243
Trophy Club of Atlanta	Alpharetta	GA	483	3,898	60	—	93	483	3,966	85	—	4,534	(342)	4,192
Vista Valencia	Valencia	CA	1,352	5,199	91	—	249	1,352	5,411	128	—	6,891	(503)	6,388
Wood Ranch	Simi Valley	CA	2,125	1,951	239	416	723	2,125	2,302	822	205	5,454	(339)	5,115
Other	N/A	N/A	9,303	—	—	—	332	9,303	175	157	—	9,635	—	9,635
Total Owned Properties			$90,324	$86,439	$5,016	$4,362	$5,769	$90,324	$90,211	$9,050	$2,325	$191,910	$(11,205)	$180,705

Managed Properties
Candler Park	Atlanta	GA	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
El Cariso	Sylmar	CA	—	—	—	—	—	—	—	—	—	—	—	—
Fullerton	Fullerton	CA	—	—	—	—	—	—	—	—	—	—	—	—
John A White	Atlanta	GA	—	—	—	—	—	—	—	—	—	—	—	—
Lomas Santa Fe	Solana Beach	CA	—	—	8	—	2	—	—	10	—	10	(2)	8
Paradise Knolls	Riverside	CA	—	—	46	—	13	—	—	59	—	59	(26)	33
Pumpkin Ridge	North Plains	OR	—	—	—	—	193	—	186	7	—	193	—	193
Santa Clara	Santa Clara	CA	—	—	—	—	—	—	—	—	—	—	—	—
Westchester	Los Angeles	CA	—	—	—	—	—	—	—	—	—	—	—	—
Woodlands	Wayne	MI	—	—	—	—	—	—	—	—	—	—	—	—
Yorba Linda	Yorba Linda	CA	—	—	5	—	1	—	—	6	—	6	(3)	3
Total Managed Properties			$—	$—	$59	$—	$209	$—	$186	$82	$—	$268	$(31)	$237

Total Leased Properties			—	50,062	9,429	1,298	4,054	—	50,341	13,874	628	64,843	(12,048)	52,795

Corporate	N/A	N/A	—	—	3,219	—	3,783	—	418	6,584	—	7,002	(1,456)	5,546

Total Properties			$90,324	$136,501	$17,723	$5,660	$13,815	$90,324	$141,156	$29,590	$2,953	$264,023	$(24,740)	$239,283

(A)	The following is a rollforward of the gross carrying amount and accumulated depreciation of other real estate for the years ended December 31, 2014 and 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

	Year ended December 31, 2014	Year ended December 31, 2013
Gross Carrying Amount
Balance at beginning of year	$250,208	$—
Additions:
Acquisitions of other real estate	—	250,208
Improvements	16,035	—
Transferred from operating real estate held for sale	—	—
Disposals:
Disposal of long-lived assets	(2,220)	—
Balance at end of year	$264,023	$250,208

Accumulated Depreciation
Balance at beginning of year	$—	$—
Additions:
Depreciation expense	(25,666)	—
Transferred from assets held-for-sale	—	—
Disposals:
Disposal of long-lived assets	926	—
Balance at end of year	$(24,740)	$—

(B)	Depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2.

(C)	The aggregate United States federal income tax basis for Newcastle’s other operating real estate, including furniture, fixtures and equipment at December 31, 2014 was approximately $300.2 million.

The real estate assets in the Golf businesses are encumbered by various debt obligations, as described in Note 11, at December 31, 2014.

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle's intangibles related to its Golf business:

	December 31, 2014			December 31, 2013
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Trade name	$700	$(23)	$677	$700	$—	$700
Leasehold intangibles (1)	50,275	(5,206)	45,069	50,275	—	50,275
Management contracts	37,650	(4,666)	32,984	37,659	—	37,659
Internally-developed software	800	(160)	640	800	—	800
Membership base	5,214	(748)	4,466	5,214	—	5,214
Nonamortizable liquor licenses	850	—	850	900	—	900
Total intangibles	$95,489	$(10,803)	$84,686	$95,548	$—	$95,548
(1) The amortization expense for leasehold intangibles is reported in operating expense - golf on the consolidated statements of income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

The unamortized balance of intangible assets at December 31, 2014 are expected to be charged to amortization expense as follows:

2015	$10,803
2016	9,937
2017	8,959
2018	8,414
2019	7,765
Thereafter	37,958
$83,836

9. DERIVATIVES

Newcastle's derivative instruments are comprised of interest rate swaps, linked transactions and TBAs. The table below presents the fair value of the derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013:

		Fair Value
		December 31,
	Balance sheet location	2014	2013
Derivative Assets
Linked transaction at fair value	Receivables and other assets	$—	$43,662
		$—	$43,662
Derivative Liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$1,963	$6,203
Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	334	7,592
TBAs, not designated as hedges	Accounts payable, accrued expenses and other liabilities	2,031	—
		$4,328	$13,795

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income Statement Location	Year Ended December 31,
Cash flow hedges		2014	2013	2012
Gain (loss) on the ineffective portion	Other income (loss)	$—	$—	$483
Loss immediately recognized at de-designation	Gain (loss) on sale of investments, Other income (loss)	—	—	(7,036)
Deferred hedge gain (loss) reclassified from AOCI into earnings	Interest expense	27	(99)	1,249
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	(4,379)	(6,128)	(30,631)
Amount of unrealized gain (loss) recognized in OCI on derivatives (effective portion)	None	(177)	(195)	(11,825)

Non-hedge derivatives
Gain recognized related to interest rate swaps	Other income	7,131	10,577	9,101
Gain recognized related to linked transactions	Other income	12,498	1,168	—
Gain (loss) recognized related to linked transactions	Interest expense	(211)	(236)	—
Gain (loss) recognized related to TBAs	Other income (loss)	(2,030)	—	—

The following table presents additional information about cash flow hedge transactions:

	December 31,
	2014	2013
Cash flow hedges
Expected reclassification of deferred hedges from accumulated other comprehensive income (“AOCI”) into earnings over the next 12 months	$78	$53
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(1,730)	(3,915)

The following table presents both gross and net information about linked transactions:

	As of December 31,
	2014	2013
Real estate securities-available for sale (A)	$—	$104,308
Repurchase agreements (B)	—	(60,646)
Net assets recognized as linked transactions	$—	$43,662

(A)	Represents the fair value of the securities accounted for as part of linked transactions.

(B)	Represents the carrying value, which approximates fair value, of the repurchase agreements accounted for as part of linked transactions.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of Newcastle’s financial instruments at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$231,754	$231,754	Broker quotations, counterparty quotations, pricing services, pricing models	$432,993	$432,993
Real estate securities, pledged as collateral	407,689	407,689	Broker/counterparty quotations	551,270	551,270
Real estate related and other loans, held-for-sale, net	230,200	246,678	Broker quotations, counterparty quotations, pricing services, pricing models	437,530	456,535
Residential mortgage loans, held-for-investment, net	—	—	Pricing models	255,450	252,039
Residential mortgage loans, held-for-sale, net	3,854	4,076	Broker/counterparty quotations	2,185	2,185
Subprime mortgage loans subject to call option (B)	406,217	406,217	(B)	406,217	406,217
Restricted cash	15,714	15,714		5,856	5,856
Cash and cash equivalents	73,727	73,727		42,721	42,721
Non-hedge derivative assets (C)	—	—	Counterparty quotations	43,662	43,662

Liabilities
CDO bonds payable (D)	$227,673	$134,491	Pricing models	544,525	395,689
Other bonds and notes payable (D)	27,069	28,102	Broker quotations, pricing models	230,279	235,464
Repurchase agreements	441,176	441,176	Market comparables	556,347	556,347
Credit facilities and obligations under capital leases, golf	161,857	161,857	Pricing models	152,498	152,498
Financing of subprime mortgage loans subject to call option (B)	406,217	406,217	(B)	406,217	406,217
Junior subordinated notes payable	51,231	28,918	Pricing models	51,237	35,479
Interest rate swaps, treated as hedges (C)	1,963	1,963	Counterparty quotations	6,203	6,203
Non-hedge derivatives(C)	2,365	2,365	Counterparty quotations	7,592	7,592

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

(B)	Represents an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6).

(C)	Represents derivative assets and liabilities including interest rate swaps and TBA forward contracts (Note 9).

(D)
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Fair Value Measurements
Valuation Hierarchy
The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Newcastle follows this hierarchy for its financial instruments measured at fair value.
Level 1 - Quoted prices in active markets for identical instruments.
Level 2 - Valuations based principally on other observable market parameters, including:
•quoted prices in active markets for similar instruments,
•quoted prices in less active or inactive markets for identical or similar instruments,

•	other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and
•market corroborated inputs (derived principally from or corroborated by observable market data).
Level 3 -Valuations based on inputs that are unobservable and supported by little or no market activity and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques where significant inputs are unobservable, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or management's good faith estimate, and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models rather than quotations.

Newcastle has various processes and controls in place to ensure that fair value measurements are reasonably estimated. With respect to broker and pricing service quotations, and in order to ensure these quotes represent a reasonable estimate of fair value, Newcastle’s quarterly procedures include a comparison of such quotations to quotations from different sources, outputs generated from its internal pricing models and transactions completed, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on Newcastle’s internal pricing models, Newcastle’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third party market parameters and models, where available, for reasonableness. Newcastle believes its valuation methods and the assumptions used are appropriate and consistent with other market participants.
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at December 31, 2014:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations	Market Quotations	Internal Pricing Models
Assets:
Real estate securities, available for sale:
CMBS	$178,763	$—	$178,763	$—	$178,763
Non-Agency RMBS	45,035	—	45,035	—	45,035
CDO (A)	7,956	—	—	7,956	7,956
Real estate securities, available for sale total	$231,754	$—	$223,798	$7,956	$231,754

Real estate securities, pledged as collateral
FNMA/FHLMC	407,689	407,689	—	—	407,689
Real estate securities, pledged as collateral	$407,689	$407,689	$—	$—	$407,689

Derivative assets:
Derivative assets at fair value	—	—	—	—	—
Derivative assets total	$—	$—	$—	$—	$—

Liabilities:
Derivative Liabilities:
Interest rate swaps, treated as hedges	$1,963	$1,963	$—	$—	$1,963
Interest rate swaps and TBAs, not treated as hedges	2,365	2,365	—	—	2,365
Derivative liabilities total	$4,328	$4,328	$—	$—	$4,328

(A)	Represents non-consolidated CDO securities, excluding eight securities with zero value, which had an aggregate face amount of $113.3 million as of December 31, 2014.

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by Newcastle for assets and liabilities measured at fair value on a recurring basis as of December 31, 2014. This table excludes inputs used to measure fair value that are not developed by Newcastle, such as broker prices and other third-party pricing service valuations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Asset Type	Amortized Cost Basis	Fair Value	Weighted Average Significant Input
			Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity

CDO	—	7,956	8.5%	3.7%	20.7%	73.3%
Total	$—	$7,956
All of the inputs used in the table have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class (e.g., CMBS projections are developed differently than home equity ABS projections) but conform to industry conventions. Newcastle uses assumptions that generate its best estimate of future cash flows of each respective security.

The prepayment speed vector specifies the percentage of the collateral balance that is expected to voluntarily pay off at each point in the future. The prepayment speed vector is based on projections from a widely published investment bank model, which considers factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports and market data services.

Loss severities are based on recent collateral-specific experience with additional consideration given to collateral characteristics. Collateral age is taken into consideration because severities tend to initially increase with collateral age before eventually stabilizing. Newcastle typically uses projected severities that are higher than the historic experience for collateral that is relatively new to account for this effect. Collateral characteristics such as loan size, lien position, and location (state) also affect loss severity. Newcastle considers whether a collateral pool has experienced a significant change in its composition with respect to these factors when assigning severity projections.

Default rates are determined from the current “pipeline” of loans that are more than 90 days delinquent, in foreclosure, or are REO. These significantly delinquent loans determine the first 24 months of the default vector. Beyond month 24, the cumulative default vector transitions to a steady-state value that is generally equal to or greater than that given by the widely published investment bank model.

The discount rates Newcastle uses are derived from a range of observable pricing on securities backed by similar collateral and offered in a live market. As the markets in which Newcastle transacts have become less liquid, Newcastle has had to rely on fewer data points in this analysis.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3 Assets
	CMBS	ABS		Equity/Other	Derivative
		Subprime	Other	Securities	Transactions	Total

Balance at December 31, 2012	$376,391	$355,975	$1,475	$71,025	$—	$804,866
Spin-off of New Residential (A)	—	(560,783)	—	—	—	(560,783)
Total gains (losses) (B)
Included in net income (loss) (C)	17	2,372	(82)	1,638	1,168	5,113
Included in other comprehensive income (loss)	17,167	24,755	73	(726)	—	41,269
Amortization included in interest income	12,849	17,981	331	5,265	—	36,426
Purchases, sales and settlements
Purchases	—	267,160	—	—	43,172	310,332
Proceeds from sales	(105,565)	(11,181)	(1,359)	(8,156)	—	(126,261)
Proceeds from repayments	(16,390)	(38,698)	(438)	(9,289)	(678)	(65,493)
Balance at December 31, 2013	$284,469	$57,581	$—	$59,757	$43,662	$445,469
Total gains (losses) (B)
Included in net income (loss) (C)	15,384	4,165	—	976	12,498	33,023
Included in other comprehensive income (loss)	(21,154)	2,909	—	5,193	—	(13,052)
Amortization included in interest income	17,184	5,218	—	1,924	—	24,326
Purchases, sales and settlements
Purchases	—	—	—	—	—	—
Proceeds from sales	(73,252)	(15,787)	—	(57,053)	—	(146,092)
Proceeds from repayments	(43,868)	(9,051)	—	(2,841)	(56,160)	(111,920)
Balance at December 31, 2014	$178,763	$45,035	$—	$7,956	$—	$231,754

(A)	The spin-off of New Residential occurred on May 15, 2013.

(B)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(C)	These gains (losses) are recorded in the following line items in the consolidated statements of income:

	Year Ended December 31,
	2014	2013
Gain (loss) on settlement of investments, net	$20,525	$5,367
Other income (loss), net	12,498	1,168
OTTI	—	(1,422)
Total	$33,023	$5,113
Gain (loss) on sale of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Non Recurring Fair Value Measurements - Loans

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
The following tables summarize certain information for real estate related and other loans as well as for residential mortgage loans held-for-sale as of December 31, 2014:

			Significant Input
			Range		Weighted Average
	Carrying	Fair	Discount	Loss	Discount	Loss
Loan Type	Value	Value	Rate	Severity	Rate	Severity
Mezzanine	$103,582	$106,459	5.0% - 20.0%	0.0% - 100.0%	7.8%	22.6%
Bank Loan	107,715	121,315	15.0% - 43.7%	0.0% - 100.0%	22.1%	26.3%
B-Note	18,748	18,748	12.0%	0.0%	12.0%	0.0%
Whole Loan	155	156	4.0%	0.0%	4.0%	0.0%
Total Real Estate Related and Other Loans Held for Sale, Net	$230,200	$246,678

			Significant Input (Weighted Average)

	Carrying		Discount	Prepayment	Constant
Loan Type	Value	Fair Value	Rate	Speed	Default Rate	Loss Severity
Residential Loans	3,854	4,076	23.5%	0.2%	18.0%	3.9%
Total Residential Mortgage Loans, Held-for-Sale, Net	$3,854	$4,076

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle's debt obligations and related hedges:

	December 31, 2014															December 31, 2013
										Collateral
															Aggregate
							Weighted	Weighted	Face				Weighted	Floating	Notional
		Outstanding		Final	Weighted		Average	Average	Amount	Outstanding	Amortized		Average	Rate	Amount of	Outstanding
	Month	Face	Carrying	Stated	Average		Funding	Life	of Floating	Face	Cost	Carrying	Life	Face	Current	Face	Carrying
Debt Obligation/Collateral	Issued	Amount	Value	Maturity	Coupon (A)		Cost (B)	(Years)	Rate Debt	Amount (C)	Basis (C)	Value (C)	(Years)	Amount (C)	Hedges(D)	Amount	Value
CDO Bonds Payable
CDO VI (E)	Apr 2005	$92,462	$92,462	Apr 2040	0.86%		5.36%	5.1	$88,949	$98,920	$36,327	$67,809	5.1	$29,734	$46,528	$92,018	$92,018
CDO VIII	Nov 2006	71,813	71,717	Nov 2052	2.13%		6.55%	2.0	64,213	210,606	151,760	162,506	1.8	72,252	58,291	264,733	264,277
CDO IX	May 2007	62,578	63,494	May 2052	0.74%		0.16%	1.1	62,578	292,487	233,420	242,894	2.4	57,295	—	186,765	188,230
		226,853	227,673				4.28%	3.0	215,740	602,013	421,507	473,209	2.6	159,281	104,819	543,516	544,525
Other Bonds & Notes Payable
NCT 2013-VI IMM-1 (F)	Nov 2013	31,060	27,069	Apr 2040	LIBOR+0.25%		9.31%	2.5	31,060	N/A	N/A	N/A	N/A	N/A	—	96,129	86,319
MH Loans Portfolio I	Apr 2010	—	—	—	—%		—	—	—	N/A	N/A	N/A	N/A	N/A	—	53,753	50,424
MH Loans Portfolio II	May 2011	—	—	—	—%		—	—	—	N/A	N/A	N/A	N/A	N/A	—	93,863	93,536
		31,060	27,069				9.31%	2.5	31,060	N/A	N/A	N/A	N/A	N/A	—	243,745	230,279
Repurchase Agreements (G)
CDO Securities (F)	Dec 2013	55,894	55,894	Jan 2015	LIBOR+1.65%		1.82%	0.1	55,894	N/A	N/A	N/A	N/A	N/A	—	15,094	15,094
FNMA/FHLMC securities	Nov 2014	385,282	385,282	Feb 2015	0.36%		0.36%	0.1	—	390,771	403,216	407,689	5.6	—	—	516,134	516,134
Residential Mortgage Loans	Nov 2013	—	—	—	—%		—	—	—	—	—	—	—	—	—	25,119	25,119
		441,176	441,176				0.55%	0.1	55,894	390,771	403,216	407,689	5.6	—	—	556,347	556,347
Golf Credit Facilities (H)
First Lien Loan	Dec 2013	49,923	49,923	Dec 2018	LIBOR+4.00%	(I)	4.50%	3.0	49,923	N/A	N/A	N/A	N/A	N/A	N/A	46,922	46,922
Second Lien Loan	Dec 2013	105,575	105,575	Dec 2018	5.50%		5.50%	3.0	—	N/A	N/A	N/A	N/A	N/A	N/A	105,576	105,576

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Vineyard II	Dec 1993	200	200	Dec 2043	2.13%		2.13%	29.0	200	N/A	N/A	N/A	N/A	N/A	N/A	—	—
Capital Leases (Equipment)	May - Dec 2014	6,159	6,159	Jul 2020	5.25% to 7.15%		6.91%	5.5	—	N/A	N/A	N/A	N/A	N/A	N/A	—	—
		161,857	161,857				5.24%	3.1	50,123	N/A	N/A	N/A	N/A	N/A	—	152,498	152,498
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,231	Apr 2035	7.57%	(J)	7.36%	20.3	—	N/A	N/A	N/A	N/A	N/A	—	51,004	51,237
		51,004	51,231				7.36%	20.3	—	N/A	N/A	N/A	N/A	N/A	—	51,004	51,237
Subtotal debt obligation		911,950	909,006				2.96%	2.6	352,817	992,784	824,723	880,898	3.8	159,281	104,819	1,547,110	1,534,886
Financing on subprime mortgage loans subject to call option	(K)	406,217	406,217													406,217	406,217
Total debt obligation		$1,318,167	$1,315,223													$1,953,327	$1,941,103
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of applicable hedges and deferred financing cost.

(C)	Excluding restricted cash held in CDOs to be used for principal and interest payments of CDO debt.

(D)	Including $46.5 million notional amount of interest rate swap in CDO VI, which was an economic hedge not designed as a hedge for accounting purposes.

(E)
This CDO was not in compliance with its applicable over collateralization tests as of December 31, 2014. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the forseeable future.

(F)	Represents financings of previously repurchased Newcastle CDO bonds for which the collateral is eliminated in consolidation.

(G)
These repurchase agreements had less than $0.1 million accrued interest payable at December 31, 2014. $436.0 million face amount of these repurchase agreements were renewed subsequent to December 31, 2014. The counterparties on these repurchase agreements are Bank of America ($55.9 million) and Nomura ($385.3 million). Newcastle has margin exposure on $441.2 million of repurchase agreements related to the financing of certain Newcastle CDO VIII, CDO IX notes and FNMA/FHLMC securities. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity.

(H)	The golf credit facilities are collateralized by all of the assets of the Golf business.

(I)	Interest rate on this is based on 3 month LIBOR with a LIBOR floor of 0.5%.

(J)	LIBOR +2.25% after April 2016.

(K)	Issued in April 2006 and July 2007. Secured by the general credit of Newcastle. See Note 6 regarding the securitizations of Subprime Portfolio I and II.

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.
CDO Bonds Payable
Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, cash flow and liquidity are negatively impacted upon such a failure. As of December 31, 2014, CDO VI was not in compliance with its over collateralization tests.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

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
As of December 31, 2014, CDO VI was not in compliance with its applicable over collateralization tests and, consequently, Newcastle was not receiving cash flows from this CDO currently (other than senior management fees and interest distributions from senior classes of bonds Newcastle owns). Based upon Newcastle’s current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of Newcastle’s CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.
Repurchase Agreements

In July 2014, Newcastle financed an additional $20.0 million face amount of previously repurchased CDO bonds payable with repurchase agreements for $12.0 million.  These repurchase agreements bear interest at one month LIBOR + 1.65%, mature in January 2015 and are subject to customary margin provisions.
In November 2014, Newcastle financed $391.9 million face amount of purchased FNMA/FHLMC securities with repurchase agreements with carrying value of $385.3 million as of December 31, 2014. These repurchase agreements bear interest at 0.36%, mature in February 2015 and are subject to customary margin provisions.
Credit Facilities
In December 2013, the Golf business entered into two loan agreements (“First Lien Loan” and “Second Lien Loan”) with General Electric Capital Corporation (“GECC”). The loans mature on December 30, 2017. The terms of the loans may be extended for an additional 12-month period.
The First Lien Loan has a principal balance of $54.5 million (of which $49.9 million was funded to date). The interest rate on the First Lien Loan is 3-month LIBOR, with a floor of 0.50%, plus a margin of 4.00% (less the impact of the interest rate cap agreement that limits Newcastle’s exposure on LIBOR to 4.79% on a notional amount of $94.0 million). As of December 31, 2014, LIBOR was below the floor. Repayments of principal shall commence on January 1, 2017 based on a 30-year amortization schedule, with the entire outstanding amount due on the maturity date.
The Second Lien Loan has a principal balance of $105.6 million and bears interest as at 5.5% per annum. Interest is paid on a monthly basis, and the monthly repayments of principal commence on January 1, 2017 based on a 30-year amortization schedule, with the entire outstanding amount due on the maturity date.

As of December 31, 2014 approximately $4.6 million of the facilities is subject to a working capital hold-back provision and can be used only to ensure that there are adequate funds for the settlement of third party lease terminations and to cover modifications events, and operating expenses, including up to $2.5 million of interest on these loans.

Golf is obligated under a $200,000 loan with the City of Escondido, California (“Vineyard II”). The principal amount of the loan is payable in five equal installments of $40,000 each upon reaching the "Achievement Date”, which is the date on which the previous 36-month period equals or exceeds 240,000 rounds of golf played on the property. As of December 31, 2014, 240,000 rounds of golf have not been achieved within an applicable 36-month period. The interest rate is adjusted annually and is equal to 1% plus an Index amount, as defined in the loan agreement. As of December 31, 2014, the interest rate is 2.13%.

Capital Leases - Equipment

The Golf business leases certain golf carts and other equipment under capital lease agreements. The agreements normally provide for minimum rentals plus executory costs. Lease terms for golf carts are 66 months with a purchase price option at the termination of the lease. Lease terms for equipment are generally 36-60 months with bargain purchase options at lease expiration.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2014 are as follows:

2015	$1,325
2016	1,325
2017	1,325
2018	1,325
2019	1,446
Thereafter	700
Total minimum lease payments	7,446
Less: imputed interest	1,287
Present value of net minimum lease payments	$6,159
Maturity Table
Newcastle’s debt obligations (gross of $2.9 million of discounts at December 31, 2014) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2015	$929	$441,176	$442,105
2016	994	—	994
2017	156,563	—	156,563
2018	1,140	—	1,140
2019	1,340	—	1,340
Thereafter	665,021	51,004	716,025
Total	$825,987	$492,180	$1,318,167
Debt Covenants
Newcastle’s non-CDO financings and Golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of February 23, 2015.

12. EQUITY AND EARNINGS PER SHARE
Earnings per Share
Newcastle is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. Newcastle’s common stock equivalents are its options. During 2014, 2013 and 2012, based on the treasury stock method, Newcastle had 1,630,314, 1,071,391, and 270,007, dilutive common stock equivalents, respectively, resulting from its outstanding options. As of December 31, 2014, 2013 and 2012, Newcastle had 1,931,257, 387,044, and 582,664 antidilutive options, respectively. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends.
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

On August 6, 2014, Newcastle's board of directors approved a 1-for-3 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on August 18, 2014, and the shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange of trading on August 19, 2014.

On October 16, 2014, Newcastle's board of directors approved a 1-for-2 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on October 22, 2014, and the shares of Newcastle's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on October 23, 2014.

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

All common shares, outstanding options and per share amounts for all periods were retroactively adjusted to reflect the reverse stock splits.
Common Stock Offerings
The following table presents shares of common stock issued by Newcastle in connection with public offerings since 2012:

		Price per Share			Aggregate Shares purchased by Principals of Fortress		Options Granted to Manager (A)
Date	Number of Shares Issued	To Public	To Underwriters	Net Proceeds (millions)	Number of Shares	Price	Number of Shares	Grant Date Strike Price	Grant Date Value (millions)
April 2012	3,162,500	$37.32	N/A	$115.2	—	—	316,250	$37.32	$5.6
May 2012	3,833,333	$40.26	N/A	$152.0	—	—	383,333	$40.26	$7.6
July 2012	4,216,667	N/A	$39.78	$167.4	75,000	$40.20	421,667	$40.20	$8.3
January 2013	9,583,333	$56.10	N/A	$526.2	35,650	$56.10	958,333	$56.10	$18.0
February 2013	3,833,333	N/A	$62.04	$237.4	31,833	$62.88	383,333	$62.88	$8.4
June 2013	6,708,333	N/A	$29.52	$197.6	125,000	$29.82	670,833	$29.82	$3.8
November 2013	9,658,492	N/A	$31.26	$301.4	75,159	$31.50	965,849	$31.50	$6.0
August 2014	7,654,166	N/A	$25.92	$197.9	83,333	$26.34	765,416	$26.34	$1.7

(A)	In connection with these offerings, Newcastle granted options to the Manager for the purpose of compensating the Manager for its role in raising capital for Newcastle.

(B)	This figure also includes shares purchased by officers of Newcastle.

In December 2014, Newcastle issued an aggregate of 10,463 shares of its common stock to its independent directors as part of annual compensation.

Option Plan
In June 2002, (with the approval of our board of directors) we adopted the Newcastle Nonqualified Stock Option and Incentive Award Plan (the "Newcastle Option Plan"), for officers, directors, consultants and advisors, including the Manager and its employees.
In May 2012, our board of directors adopted the 2012 Newcastle Nonqualified Stock Option and Incentive Plan (the "2012 Plan") which was approved by our shareholders. The 2012 Plan was adopted as the successor to the Newcastle Option Plan for officers,

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

directors, consultants and advisors, including the Manager and its employees, and facilitated the continued use of long-term equity-based awards and incentives for the benefit of the service providers to us and our Manager.

On April 8, 2014, our board of directors adopted the 2014 Plan, which was approved by our shareholders and was amended and restated by our board of directors as of September 17, 2014 to reflect the 1-for-3 reverse stock split, which was effective after the close of trading on August 18, 2014, and as of November 3, 2014 to reflect the 1-for-2 reverse stock split, which was effective after the close of trading on October 22, 2014. The 2014 Plan is the successor to the 2012 Plan for officers, directors, consultants and advisors, including the Manager and its employees, and is intended to facilitate the continued use of long-term equity-based awards and incentives for the benefit of the service providers to us and our Manager. All outstanding options granted under the 2012 Plan and the Newcastle Option Plan will continue to be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the 2012 Plan and the Newcastle Option Plan. The maximum number of shares available for issuance in the 2014 Plan is 166,666 shares. Our board of directors may also determine to issue options to the Manager that are not subject to the 2014 Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.
Upon joining the board, the non-employee directors were, in accordance with the Newcastle Option Plan, automatically granted options relating to an aggregate of 3,333 shares of common stock. The fair value of such options was not material at the date of grant.
For the purpose of compensating the Manager for its role in raising capital for Newcastle, the Manager has been granted options relating to shares of Newcastle’s common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by Newcastle). These options represented an amount equal to 10% of the shares of common stock of Newcastle sold in its public offerings and the value of such options was recorded as an increase in equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by Fortress to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of Newcastle or the termination of the Management Agreement. These options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless a majority of the independent members of Newcastle’s board of directors determine to settle the option in shares of common stock. The options expire ten years from the date of issuance.
In connection with the spin-off of New Residential on May 15, 2013, 3.6 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Residential option. The strike price of each adjusted Newcastle option and New Residential option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off of New Residential and to maintain the ratio of the strike price of the adjusted Newcastle option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

In connection with the spin-off of New Media on February 13, 2014, the strike price of each Newcastle option was reduced by $5.34 to reflect the adjusted value of Newcastle’s shares as a result of the spin-off. The adjusted value was calculated based on the five day average closing price of the New Media's shares subsequent to the spin-off date.
In connection with the spin-off of New Senior on November 6, 2014, 5.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Newcastle option and a new New Senior option. The strike price of each adjusted Newcastle option and New Senior option was set to collectively maintain the intrinsic value of the Newcastle option immediately prior to the spin-off of New Senior and to maintain the ratio of the strike price of the adjusted Newcastle option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five day average closing price subsequent to the spin-off date.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Newcastle's outstanding options were summarized as follows:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Issued Prior to 2011	Issued in 2011 and thereafter	Total	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	157,791	4,833,961	4,991,752	249,426	4,332,738	4,582,164
Issued to the Manager and subsequently transferred to certain Manager’s employees	41,869	466,645	508,514	89,262	418,335	507,597
Issued to the independent directors	333	—	333	333	333	666
Total	199,993	5,300,606	5,500,599	339,021	4,751,406	5,090,427

The following table summarizes Newcastle’s outstanding options at December 31, 2014. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2014 was $4.49 per share.

							Intrinsic Value at
	Date of		Options Exercisable at	Weighted Average	Fair Value At Grant		December 31, 2014
Recipient	Grant/Exercise	Number of Options	December 31, 2014	Strike Price (A)	Date (millions) (B)		(millions)
Directors	Various	3,333	333	$12.73	Not Material		—
Manager (C)	2002 - 2007	587,277	199,660	$14.09	$6.4		—
Manager (C)	Mar-11	287,499	182,527	$1.88	$7.0	(H)	$0.5
Manager (C)	Sep-11	431,249	283,305	$1.07	$5.6	(I)	$1.0
Manager (C)	Apr-12	316,247	306,991	$2.00	$5.6	(J)	$0.8
Manager (C)	May-12	383,328	372,440	$2.29	$7.6	(K)	$0.8
Manager (C)	Jul-12	421,661	397,698	$2.27	$8.3	(L)	$0.9
Manager (C)	Jan-13	958,331	734,720	$3.76	$18.0	(M)	$0.7
Manager (C)	Feb-13	383,331	281,109	$4.39	$8.4	(N)	$0.1
Manager (C)	Jun-13	670,829	402,497	$4.67	$3.8	(O)	—
Manager (C)	Nov-13	965,847	418,534	$5.01	$6.0	(P)	—
Manager (C)	Aug-14	765,416	102,055	$5.45	$1.7	(Q)	—
Exercised (D)	Prior to 2008	(173,853)	N/A	$14.09	N/A		N/A
Exercised (E)	Oct-12	(15,972)	N/A	$1.48	N/A		N/A
Exercised (F)	Sep-13	(51,306)	N/A	$1.67	N/A		N/A
Exercised (G)	2014	(216,186)	N/A	$1.46	N/A		N/A
Expired unexercised	2002-2004	(216,432)	N/A	N/A	N/A		N/A
Outstanding		5,500,599	3,681,869

(A)
The strike prices are subject to adjustment in connection with return of capital dividends and spin-offs. A portion of Newcastle’s 2008 dividends was deemed return of capital dividends. The effect on the strike prices was not significant. In the first quarter of 2014, strike prices were adjusted by $0.32 reflecting the portion of Newcastle's 2013 dividends which was deemed return of capital. The strike prices were adjusted for the New Residential, New Media and New Senior spin-offs as described above. As of December 31, 2014, the weighted average strike price of the outstanding options issued prior to 2011 was $14.09.

(B)
The fair value of the options was estimated using an option valuation model. Since the Newcastle Option Plan, 2012 Plan and 2014 Plan have characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The volatility assumption for these options was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued prior to 2011 was estimated based on the simplified term method. This simplified method was used because Newcastle did not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date was consistent with the simplified term

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

method. The expected life assumption for options issued in 2011 and thereafter was estimated based primarily on the historical expected life of applicable previously issued options.

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2005	$14.92	11,687
2006	$14.82	6,373
2007	$13.88 - $15.88	23,809
2011	$1.07 - $1.88	—
2012	$2.00 - $2.29	199,988
2013	$3.76 - $5.01	266,657
	Total	508,514

(D)
111,770 of the total options exercised were by the Manager. 61,417 of the total options exercised were by employees of Fortress subsequent to their assignment. 666 of the total options exercised were by directors.

(E)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.2 million.

(F)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.9 million.

(G)	215,853 options were exercised by employees of Fortress subsequent to their assignment with an intrinsic value of $4.1 million. 333 options were exercised by directors with a minimal intrinsic value.

(H)	The assumptions used in valuing the options were: a 1.7% risk-free rate, 107.8% volatility and a 3.3 year expected term.

(I)	The assumptions used in valuing the options were: a 1.13% risk-free rate, 13.2% dividend yield, 151.1% volatility and a 4.6 year expected term.

(J)	The assumptions used in valuing the options were: a 1.3% risk-free rate, 12.9% dividend yield, 149.4% volatility and a 4.7 year expected term.

(K)	The assumptions used in valuing the options were: a 1.05% risk-free rate, 11.9% dividend yield, 148.4% volatility and a 4.8 year expected term.

(L)	The assumptions used in valuing the options were: a 0.75% risk-free rate, 11.9% dividend yield, 147.5% volatility and a 4.8 year expected term.

(M)	The assumptions used in valuing the options were: a 2.0% risk-free rate, 8.8% dividend yield, 56.2% volatility and a 10 year term.

(N)	The assumptions used in valuing the options were: a 2.1% risk-free rate, 7.8% dividend yield, 55.5% volatility and a 10 year term.

(O)	The assumptions used in valuing the options were: a 2.5% risk-free rate, 8.8% dividend yield, 36.9% volatility and a 10 year term.

(P)	The assumptions used in valuing the options were: a 2.8% risk-free rate, 6.7% dividend yield, 32.0% volatility and a 10 year term.

(Q)	The assumptions used in valuing the options were: a 2.7% risk-free rate, 8.6% dividend yield, 23.4% volatility and a 10 year term.
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
As of January 31, 2015, Newcastle had paid all current and accrued dividends on its preferred stock.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Noncontrolling Interest
Newcastle’s noncontrolling interest in 2014 is related to our investment in Golf, a portion of which Newcastle does not own. Newcastle's noncontrolling interest in 2013 is primarily comprised of the 15.4% of New Media and its subsidiaries that Newcastle does not own.

13. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Management Agreement
Newcastle is party to a Management Agreement with FIG, LLC, its Manager and an affiliate of Fortress, which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the twelve consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors.  Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. For performing these services, Newcastle pays the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined, including adjustments for return of capital dividends.
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

	Amounts incurred under the management agreement (in millions)
	2014	2013	2012
Management Fees	$20.5	$27.6	$23.1
Expense Reimbursement to the Manager	0.5	0.5	0.5
Incentive Compensation	—	—	—
Total management fees to affiliate	$21.0	$28.1	$23.6

At December 31, 2014, Fortress, through its affiliates, and principals of Fortress, owned 1.1 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options relating to an additional 5.0 million shares of Newcastle’s common stock (Note 12).
At December 31, 2014 and 2013, due to affiliates (Note 2) was comprised of $1.1 million and $2.2 million, respectively, of management fees and expense reimbursements payable to the Manager.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Other Affiliated Entities
In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At December 31, 2014, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $322.7 million and $452.2 million, respectively.
In April 2010, Newcastle, through two of its CDOs, made a cash investment of $75.0 million in a new real estate related loan to a portfolio company of a private equity fund managed by an affiliate of Newcastle’s Manager. Newcastle’s chairman is an officer of the borrower. This investment improved the applicable CDOs’ results under some of their respective tests, and is expected to yield approximately 22%. The loan is secured by subordinated interests in the properties of the borrower and its maturity has been extended to June 2019. Interest on the loan will be accrued and deferred until maturity.
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
As of December 31, 2014, Newcastle held on its balance sheet total investments of $116.0 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $20.0 million, $36.5 million and $25.8 million of interest on investments issued by affiliates of the Manager for the years ended December 31, 2014, 2013 and 2012, respectively.
In each instance described above, affiliates of Newcastle’s Manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

A principal of the Manager owned or leased aircraft that Newcastle chartered from a third-party aircraft operator for business purposes in the course of operations. Newcastle paid market rates for the charters. These amounts totaled $0.2 million and less than $0.1 million for the years ended December 31, 2014 and 2013, respectively.

14. COMMITMENTS AND CONTINGENCIES
Litigation — Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business including governmental and administrative proceedings concerning employment, labor, environmental and other claims. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2014, if any, will not materially affect Newcastle’s consolidated results of operations, financial position or cash flow.
Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2014, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle’s consolidated financial position or results of operations.
Debt Covenants — Newcastle’s debt obligations contain various customary loan covenants. See Note 11.
Subprime Securitizations — Newcastle has no obligation to repurchase any loans from either of its subprime securitizations. Therefore, it is expected that Newcastle’s exposure to loss is limited to the carrying amount of its retained interests in the securitization entities (Note 6). A subsidiary of Newcastle gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of Newcastle.
Operating lease obligations – The Golf business leases many of its golf courses and related facilities under long-term operating leases, including triple net leases. In addition to minimum payments, certain leases require the payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The triple net leases require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of the lease terms range from 10 to 20 years and, typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in other long-term liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.
The Golf business is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. Golf had bonds outstanding of approximately $0.9 million as of December 31, 2014.
The future minimum rental commitments under non-cancellable leases, net of subleases, as of December 31, 2014 were as follows:

For the years ending December 31:
2015	$38,229
2016	32,544
2017	29,377
2018	23,931
2019	21,636
Thereafter	206,822
Total Minimum lease payments	$352,539
Membership Deposit Liability – In the Golf business, members are required to pay an initiation deposit upon their acceptance as a member to a private club. In most cases, membership deposits are fully refundable after a fixed number of years, typically 30 years. As of December 31, 2014, the total face amount of membership deposits was approximately $238.1 million.
Restricted Cash – Restricted cash at December 31, 2014, in the amount of $3.0 million is used as credit enhancement for Golf’s obligations related to the performance of lease agreements and certain insurance claims.

15. INCOME TAXES
The provision for income taxes (including discontinued operations) consists of the following:

	Year Ended December 31,
	2014	2013
Current:
Federal	$704	$2,170
State and Local	318	381
Total Current Provision	$1,022	$2,551

Deferred
Federal	$(1,293)	$(404)
State and Local	(632)	(47)
Total Deferred Provision	$(1,925)	$(451)
Total Provision (benefit) for Income Taxes	$(903)	$2,100
Provision (benefit) for income taxes from discontinued operations	$(1,111)	$2,100
Provision (benefit) for income taxes from continuing operations	$208	$—
Newcastle is organized and conducts its operations to qualify as a REIT under the Code. A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. A portion of this distribution requirement may be met through stock dividends rather than cash, subject to limitations based on the value of Newcastle’s stock. Newcastle distributed 100% of its 2014, 2013 and 2012 REIT taxable income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

Common stock distributions relating to 2014, 2013, and 2012 were taxable as follows:

			Ordinary	Long-term
	Dividends Per Share (A)		Income	Capital Gain	Return of Capital
2014	$25.76	(B)	32.63%	7.57%	59.79%
2013	$44.28	(C)	33.91%	0.00%	66.09%
2012	$5.04		100.00%	0.00%	0.00%

(A)	Distribution per share has been adjusted for the 1-for-3 and 1-for-2 reverse stock split effective in August and October 2014, respectively.

(B)	Includes the distribution of New Media common stock valued at $5.34 per share and the distribution of New Senior common stock valued at $18.02 per share.

(C)	Includes the distribution of New Residential common stock valued at $41.34 per share.

During 2010 and 2009, Newcastle repurchased an aggregate of $787.8 million face amount of its outstanding CDO debt and junior subordinated notes at a discount and recorded $521.1 million of aggregate gain. The gain recorded upon such cancellation of indebtedness is characterized as ordinary income for tax purposes. In compliance with current tax laws, Newcastle has the ability to defer such ordinary income to future years and has deferred all or a portion of such gain for 2010 and 2009. However, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During 2011, Newcastle repurchased $188.9 million face amount of its outstanding CDO debt and notes payable at a discount and recorded $81.1 million of gain for tax purposes, of which only $66.1 million gain relating to $171.8 million face amount of debt repurchased was recognized for GAAP purposes. During 2012, Newcastle repurchased $39.3 million face amount of Newcastle CDO debt and notes payable at a discount and recorded a $24.1 million gain on extinguishment of debt for GAAP, of which only $23.2 million of gain relating to $34.1 million face amount of debt repurchased was recognized for tax purposes. During 2013, Newcastle repurchased $35.9 million face amount of Newcastle CDO debt and notes payable at a discount and recorded a $4.6 million gain on extinguishment of debt for GAAP and tax purposes. During 2014, Newcastle did not repurchase any of the outstanding CDO debt and notes payable.
In addition, Newcastle may recognize material ordinary income from the cancellation of debt within its non-recourse financing, and structures, including its subprime securitizations, while losses on the related collateral may be recognized as capital losses. Through December 31, 2014, $139.5 million of debt in Newcastle’s subprime securitizations has been cancelled as a result losses incurred on the underlying assets in the securitization trusts.
As of December 31, 2013, Newcastle had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $659.1 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and taxable capital gains, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforward and net long-term capital loss carryforward as of December 31, 2014 are subject to the finalization of the 2014 tax returns. The net operating loss carryforward and capital loss carryforward will begin to expire in 2029 and 2015, respectively.
Newcastle experienced an “ownership change” for purposes of Section 382 of the Code in January 2013. The provisions of Section 382 of the Code will impose an annual limit on the amount of net operating loss and net capital loss carryforwards that Newcastle can use to offset future taxable income. Such limitation may increase Newcastle’s dividend distribution requirement in the future. Newcastle does not believe that the limitation as a result of the ownership change will prevent it from satisfying the REIT distribution requirement for the current year and future years.
The Golf business is held through TRSs and, as such, is subject to regular corporate income taxes. At December 31, 2014, Newcastle’s TRSs had approximately $67.6 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if any. These federal and state net operating loss carryforwards will begin to expire in 2018. A significant portion of these net operating losses may be subject to the limitations of the Code Section 382. This section provides substantial limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes.
Newcastle and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Newcastle is no longer subject to tax examinations by tax authorities for years prior to 2011. Generally, Newcastle has assessed its tax positions for all open years, which includes 2011 to 2014, and concluded that there are no material uncertainties to be recognized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

During the years ended December 31, 2014, 2013 and 2012, Newcastle’s TRSs recorded approximately $(0.9) million, $2.1 million and $0, respectively, of income tax expense (benefit). Generally, the Newcastle’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income.

The difference between Newcastle's reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2014	2013	2012
Provision at the statutory rate	35.00%	35.00%	35.00%
Non-taxable REIT income	(56.20)%	(33.88)%	(35.00)%
State and local taxes	(1.18)%	0.21%	—
Valuation allowance	21.70%	(0.50)%	—
Other	(1.80)%	0.90%	—
Total provision	(2.48)%	1.73%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2014 are presented below:

	December 31
	2014	2013
Deferred tax assets:
Allowance for loan losses	$366	$2,076
Depreciation and amortization	38,237	94,880
Leaseholds	6,489	6,489
Accrued expenses	15,293	23,816
Deposits	7,787	7,787
Net operating losses	26,543	211,560
Other	885	17,036
Total deferred tax assets	95,600	363,644
Less valuation allowance	(95,557)	(363,192)
Net deferred tax assets (A)	$43	$452
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
Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of December 31, 2014 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
As of December 31, 2014, the valuation allowance decreased by $267.6 million primarily related to the spin-off of New Media.
The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2013	$363,192
Decrease due to spin-off of New Media	(244,401)
Other decrease	(23,234)
Valuation allowance at December 31, 2014	$95,557

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

16. RECENT ACTIVITIES
These financial statements include a discussion of material events which have occurred subsequent to December 31, 2014 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

Subsequent to December 31, 2014, Newcastle sold Agency RMBS with a face amount of approximately $387.4 million at an average price of 104.72% for an estimated gain of $6 million and repaid associated repurchase agreements.  Newcastle also purchased Agency RMBS with a face amount approximately $390 million at an average price of 104.77%.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

17. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

2014	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31 (B)	December 31
Interest income	$46,452	$29,893	$27,544	$23,738	$127,627
Interest expense	22,170	20,328	18,411	19,113	80,022
Net interest income (expense)	24,282	9,565	9,133	4,625	47,605
Impairment	1,246	1,526	(4,015)	(1,176)	(2,419)
Operating revenues	62,632	82,737	81,494	64,674	291,537
Other income (loss) (C)	15,808	41,707	12,618	4,329	74,462
Property operating expenses	65,603	75,289	77,167	66,316	284,375
Depreciation and amortization	5,863	6,317	7,204	7,583	26,967
Other operating expenses	10,314	10,471	8,955	7,150	36,890
Income tax expense	140	4	—	64	208
Income (loss) from continuing operations	19,556	40,402	13,934	(6,309)	67,583
Income (loss) from discontinued operations	(15,299)	(8,504)	(8,624)	(2,762)	(35,189)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Net loss (income) attributable to noncontrolling interests	661	29	21	141	852
Income (loss) applicable to common stockholders	$3,523	$30,532	$3,936	$(10,325)	$27,666
Net income (loss) per share of common stock
Basic	$0.06	$0.52	$0.06	$(0.16)	$0.45
Diluted	$0.06	$0.50	$0.06	$(0.16)	$0.44
Income (loss) from discontinued operations per share of common stock
Basic	$(0.26)	$(0.15)	$(0.14)	$(0.04)	$(0.57)
Diluted	$(0.26)	$(0.15)	$(0.14)	$(0.04)	$(0.57)
Weighted average number of shares of common stock outstanding
Basic	58,576	58,600	62,329	66,404	61,501
Diluted	60,511	60,477	63,866	66,404	63,131

2013	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31	December 31
Interest income	$61,332	$62,824	$47,484	$42,072	$213,712
Interest expense	21,478	20,752	17,675	18,696	78,601
Net interest income (expense)	39,854	42,072	29,809	23,376	135,111
Impairment	2,773	3,201	(12,998)	(12,745)	(19,769)
Operating revenues	—	—	—	—	—
Other income (loss) (C)	5,762	7,978	6,784	14,766	35,290
Property operating expenses	—	—	—	—	—
Depreciation and amortization	—	—	2	2	4
Other operating expenses	12,730	16,339	8,533	11,770	49,372
Income tax expense	—	—	—	—	—
Income (loss) from continuing operations	30,113	30,510	41,056	39,115	140,794
Income (loss) from discontinued operations	7,900	23,213	(9,386)	(10,180)	11,547
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Net income attributable to noncontrolling interests	—	—	—	(928)	(928)
Income (loss) applicable to common stockholders	$36,618	$52,328	$30,275	$26,612	$145,833
Net income (loss) per share of common stock
Basic	$0.93	$1.21	$0.62	$0.50	$3.16
Diluted	$0.92	$1.18	$0.60	$0.49	$3.09
Income (loss) from discontinued operations per share of common stock
Basic	$0.20	$0.54	$(0.19)	$(0.19)	$0.25
Diluted	$0.20	$0.52	$(0.19)	$(0.19)	$0.24
Weighted average number of shares of common stock outstanding
Basic	39,189	43,205	48,896	53,114	46,147
Diluted	40,013	44,233	50,171	54,267	47,218
See footnotes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013 and 2012
(dollars in tables in thousands, except per share data)

(A)
The Income Available for Common Stockholders shown agrees with Newcastle’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission. However, individual line items may vary from such report(s) due to the operations of properties sold, or classified as held for sale, during subsequent periods being retroactively reclassified to Income for Discontinued Operations for all periods presented (Note 3).

(B)	The options outstanding were excluded from the diluted share calculation as their effect would have been anti-dilutive.

(C)	Including equity in earnings of unconsolidated subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

b)	There were no material changes noted during the timeframe of October 2014 to December 2014.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992).

Based on our assessment, management concluded that, as of December 31, 2014, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Below is certain information about our board of directors.

Director	Age	Director Since	Term Expiration
Stuart A. McFarland	67	October 2002	2015 (Class I)
Alan L. Tyson	58	November 2011	2015 (Class I)
Kevin J. Finnerty	60	August 2005	2016 (Class II)
Kenneth M. Riis	55	February 2007	2016 (Class II)
Wesley R. Edens	53	June 2002	2017 (Class III)
David K. McKown	77	November 2002	2017 (Class III)

None of our directors, other than Mr. Riis, holds any other positions or offices with Newcastle. Mr. Riis serves as Newcastle’s Chief Executive Officer and President. There is no arrangement or understanding between any of our directors and any other person pursuant to which any director was appointed as a director of Newcastle. There are also no family relationships between any of our directors or executive officers.
Set forth below is a description of the business experience of each of our directors.
Stuart A. McFarland has been a member of our board of directors since October 2002 and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since November 2002. Mr. McFarland was a director of Newcastle Investment Holdings LLC (the predecessor of Newcastle) from May 1998 until October 2002. Mr. McFarland was Chairman of Federal City Bancorp, Inc., a Managing Partner of Federal City Capital Advisors, LLC and President and Chief Executive Officer of Pedestal Inc., an internet secondary mortgage market trading exchange. Mr. McFarland was Executive Vice President and General Manager of GE Capital Mortgage Services and President and CEO of GE Capital Asset Management Corporation from 1990 to 1995. Prior to GE Capital, Mr. McFarland was President and CEO of Skyline Financial Services Corp. Before joining Skyline, Mr. McFarland was President and CEO of National Permanent Federal Savings Bank in Washington, D.C. From 1981 - 1986, Mr. McFarland was Executive Vice President - Operations and Chief Financial Officer with Fannie Mae (Federal National Mortgage Association). From 1972 to 1981, he was President and Director of Ticor Mortgage Insurance Company in Los Angeles, California. Mr. McFarland served as a Director and the Lead Independent Director of the Brandywine Funds (2003 - 2013) and a director of the Brookfield Helios Funds. Mr. McFarland serves as a Director and Member of the Executive Committee of the Center for Housing Policy and is a member of the Trustees Council of The National Building Museum. Mr. McFarland’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. McFarland should be elected to serve as a director.
Alan L. Tyson has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors since November 2011. Mr. Tyson is a private investor. He retired as Managing Director of Credit Suisse in October 2011, where he worked for 18 years in the Sales and Trading area of the Fixed Income Department of the Investment Bank. Mr. Tyson began his career at L. F. Rothschild, Unterberg Towbin and subsequently worked at Smith Barney and Lehman Brothers before joining Donaldson, Lufkin and Jenrette in 1994, which was acquired by Credit Suisse in 2000. Mr. Tyson’s knowledge, skill, expertise and experience as described above led the board of directors to conclude that Mr. Tyson should be elected to serve as a director.
Kevin J. Finnerty has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since August 2005. Mr. Finnerty has been a director of Newcastle Investment Holdings LLC (the predecessor of Newcastle) since its inception in 1998. Mr. Finnerty is the Founding Partner of Galton Capital Group, a residential mortgage credit fund manager. Mr. Finnerty is a former founder and the Managing Partner of F.I. Capital Management, an investment company focused on agency-mortgage related strategies. Previously, Mr. Finnerty was a Managing Director at J.P. Morgan Securities Inc., where he headed the Residential Mortgage Securities Department. Mr. Finnerty joined Chase Securities Inc. in December of 1999. Prior to joining Chase Securities Inc., Mr. Finnerty worked at Union Bank of Switzerland from November 1996 until February 1998, where he headed the Mortgage Backed Securities Department, and at Freddie Mac from January 1999 until June 1999, where he was a Senior Vice President. Between 1986 and 1996, Mr. Finnerty was with Bear Stearns & Co. Inc., where he was a Senior Managing Director and ultimately headed the MBS

Department and served as a member of the board of directors from 1993 until 1996. Mr. Finnerty was Co-Chair of the North American People Committee at JPMorganChase and Chairman of the Mortgage and Asset-Backed Division of the Bond Market Association for the year 2003. Mr. Finnerty’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. Finnerty should be elected to serve as a director.
Kenneth M. Riis was appointed Chief Executive Officer by our board of directors on February 21, 2007. On that date, Mr. Riis was also unanimously elected as one of our directors. Mr. Riis has been our President since our inception and a Managing Director of our Manager, an affiliate of Fortress, since December 2001. Mr. Riis is also the President of Newcastle Investment Holdings LLC (the predecessor of Newcastle). From November 1996 to December 2001, Mr. Riis was an independent consultant for our Manager as well as other financial companies. From 1989 to 1996, Mr. Riis was a Principal and Managing Director of the real estate finance group at Donaldson, Lufkin & Jenrette. Mr. Riis’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. Riis should be elected to serve as a director.
Wesley R. Edens has been the Chairman of our board of directors since its inception and served as our Chief Executive Officer from its inception until February 2007. Mr. Edens is a principal and a Co-Chairman of the board of directors of Fortress, an affiliate of our Manager. Mr. Edens has been a principal and a member of the Management Committee of Fortress since cofounding Fortress in May 1998. Mr. Edens is responsible for the private equity and publicly traded alternative investment businesses of Fortress. Mr. Edens is also Chairman of the board of directors of each of New Residential Investment Corp., Florida East Coast Railway Corp., New Media Investment Group Inc., New Senior Investment Group Inc., Mapeley Limited and Nationstar Mortgage Holdings Inc. and he is a director of Intrawest Resorts Holdings, Inc., Gaming and Leisure Properties Inc., Springleaf Finance Corporation, Springleaf Holdings Inc. and Springleaf Finance Inc. Mr. Edens was Chief Executive Officer of Global Signal Inc. from February 2004 to April 2006 and Chairman of the board of directors from October 2002 to January 2007. Mr. Edens also previously served on the boards of the following publicly traded companies and registered investment companies: Brookdale Senior Living Inc. from September 2005 to June 2014; GAGFAH S.A. from September 2006 to June 2014; Penn National Gaming Inc. from October 2008 to November 2013; Gatehouse Media Inc. from June 2005 to November 2013; Aircastle Limited from August 2006 to August 2012; Rail America Inc. from November 2006 to October 2012; Eurocastle Investment Limited, from August 2003 to November 2011; and Fortress Investment Trust II, from July 2002 (deregistered with the SEC in January 2011). Prior to forming Fortress Investment Group LLC, Mr. Edens was a partner and a managing director of BlackRock Financial Management Inc., where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and a managing director of Lehman Brothers. As a result of his past experiences, Mr. Edens has extensive credit, private equity finance and management expertise, as well as extensive experience as an officer and director of public companies. These factors and his other qualifications and skills, led our board of directors to conclude that Mr. Edens should serve as a director.
David K. McKown has been a member of our board of directors and a member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors since November 2002. Mr. McKown is a member of the board of directors for Global Partners LP, where he serves on the Conflicts Committee, the Compensation Committee and the Audit Committee and is a member of Safety Insurance Group’s board of directors, where he serves on the Nominating and Corporate Governance Committee, the Compensation Committee and the Audit Committee. Mr. McKown also serves as a director of Friends of Post Office Square and POWDR Corp. Mr. McKown has been a senior advisor to Eaton Vance Management, an investment fund manager located in Boston, Massachusetts, since May 2000. Mr. McKown retired from the BankBoston, N.A. in 2000 as a Group Executive. Mr. McKown was a trustee of Equity Office Properties Trust from July 1997 to May 2007 where he served on the Executive, Compensation and Option and Conflicts Committees. Mr. McKown was also a director at American Investment Bank. Mr. McKown holds advisory directorships with E2M Partners (previously Eiger Fund). Mr. McKown’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led the board of directors to conclude that Mr. McKown should be elected to serve as a director.
Below is certain information about our executive officers.

Name	Age	Position	Date of Initial Appointment(1)
Kenneth M. Riis	55	Chief Executive Officer and President	February 2007
Justine Cheng	39	Chief Financial Officer, Treasurer and Chief Operating Officer	March 2014
Julien Hontang	43	Principal Accounting Officer	August 2014
Randal A. Nardone	59	Secretary	June 2002

(1)	Each of our executive officers is elected annually by our board of directors.

There is no arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed as an executive officer of Newcastle. There are also no family relationships between any of our directors or executive officers.
Set forth below is a description of the business experience during the past five years of each of our executive officers.
Kenneth M. Riis also serves as a director, and his business experience is described above.
Justine Cheng was appointed as our Chief Financial Officer, Treasurer and Chief Operating Officer in March 2014. Ms. Cheng serves as a Managing Director in Fortress’s Private Equity group, where she has been responsible for various financial services, infrastructure and lodging, and leisure & gaming investments. Prior to joining Fortress 10 years ago, Ms. Cheng held various investment banking and private equity roles at UBS, Credit Suisse and Donaldson Lufkin & Jenrette. Ms. Cheng received a BA in Economics and a Masters in International and Public Affairs from Columbia University.
Julien Hontang was appointed Principal Accounting Officer of Newcastle and became an employee of Fortress in August 2014. Mr. Hontang was previously an accounting advisory director at KPMG LLP, and a capital markets advisory director at PricewaterhouseCoopers LLP. Mr. Hontang has over 18 years of audit, accounting and financial reporting experience and is a certified public accountant in Virginia and Illinois. Mr. Hontang also serves as the Chief Accounting Officer of New Senior Investment Group, which is managed by an affiliate of Fortress.
Randal A. Nardone has been our Secretary since our inception. Mr. Nardone is a principal and a member of the board of directors of Fortress. Mr. Nardone has been a principal and a member of the Management Committee of Fortress since co-founding Fortress in 1998. Mr. Nardone is a director of Alea Group Holding (Bermuda) Ltd., GAGFAH S.A. and Eurocastle Investment Limited. Mr. Nardone is also a Vice President and the Secretary of Newcastle Investment Holdings LLC (the predecessor of Newcastle). Mr. Nardone was previously a managing director of UBS from May 1997 to May 1998. Prior to joining UBS in 1997, Mr. Nardone was a principal of BlackRock Financial Management, Inc. Prior to joining BlackRock, Mr. Nardone was a partner and a member of the executive committee at the law firm of Thacher Proffitt & Wood.
Section 16(a) of Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors, executive officers and persons beneficially owning more than ten percent of a registered class of a company’s equity securities to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the SEC and the NYSE.
To our knowledge, based solely on review of the copies of such reports furnished to us during or with respect to the year ended December 31, 2014, all reports required to be filed by each person who, at any time during the year, served as a director or executive officer of Newcastle or was a greater-than-ten-percent owner were timely filed in compliance with the Section 16(a) filing requirements.
Statement on Corporate Governance
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors (in accordance with the rules of the NYSE). Our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are each composed entirely of independent directors.
We have adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics, which delineate our standards for our officers and directors and employees of our Manager, an affiliate of Fortress. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our site also contains our Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officers and Senior Financial Officers, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our board of directors. Our website address is www.newcastleinv.com. You may also obtain these documents by writing the Company at 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Investor Relations.
As mentioned above, the board of directors has adopted a Code of Business Conduct and Ethics, which is available on our website, that applies to all employees of our Manager who provide services to us, and each of our directors and officers, including our principal executive officer, principal financial officer, and principal accounting officer. The purpose of the Code of Business Conduct and Ethics is to promote, among other things, honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in public communications and reports and documents that the Company files with, or submits to, the SEC, compliance with applicable governmental laws, rules and regulations, accountability for adherence to the code and the reporting of violations thereof.
The Company has also adopted a Code of Ethics for Principal Executive Officers and Senior Financial Officers, which is available on our website and which sets forth specific policies to guide the Company’s senior officers in the performance of their duties. This code supplements the Code of Business Conduct and Ethics described above. The Company intends to disclose any changes in or waivers from its Code of Ethics for Principal Executive Officers and Senior Financial Officers by posting such information on our website.
The Company does not have a policy to separate the roles of Chief Executive Officer and Chairman of the board of directors, as the board of directors believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Mr. Edens served as the Company’s Chief Executive Officer and Chairman of the board of directors until February 2007. Since that time, Mr. Edens has served solely as Chairman of the board of directors, an arrangement that allows us to profit from his extensive knowledge of the Company and its industry. Our current Chief Executive Officer, Mr. Riis, also serves as a director, a structure that permits him to focus on the management of the Company’s day-to-day operations while still fostering communication between the Company’s management and the board of directors. The Company does not have a lead independent director.
Audit Committee
Our board of directors has a standing Audit Committee composed entirely of independent directors. The current members of the Audit Committee are Messrs. Finnerty, McFarland (Chairman), McKown and Tyson, each of whom has been determined by our board of directors to be independent in accordance with the rules of the New York Stock Exchange and the SEC’s audit committee independence standards. The purpose of the Audit Committee is to provide assistance to the board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance functions of the Company and its subsidiaries, including, without limitation, assisting the board’s oversight of (a) the integrity of the Company’s financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the Company’s independent registered public accounting firm’s qualifications and independence; and (d) the performance of the Company’s independent registered public accounting firm and the Company’s internal audit function. The Audit Committee is also responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the registered public accounting firm’s services. The Audit Committee operates pursuant to a charter, which is available on our website, www.newcastleinv.com. You may also obtain the charter by writing the Company at 1345 Avenue of the Americas, 46th Floor, New York, New York 10105, Attention: Investor Relations.
The board has determined that Mr. McFarland qualifies as an ‘‘Audit Committee Financial Expert’’ as defined by the rules of the SEC. The board has also determined that Mr. McFarland’s simultaneous service on the audit committees of Brookfield High Income Fund Inc., New America High Income Fund, Inc. and New Senior Investment Group Inc. would not impair his ability to effectively serve on the Audit Committee. As noted above, our board of directors has determined that Mr. McFarland is independent under NYSE and SEC standards.
Item 11. Executive Compensation.
EXECUTIVE AND MANAGER COMPENSATION
Compensation Discussion and Analysis
Each of our officers is an employee of our Manager or an affiliate of our Manager. Our officers are compensated by our Manager and do not receive any cash compensation directly from us. Our Manager is not able to segregate and identify any portion of the compensation that it awards to our officers as relating solely to service performed for us, because the services performed by our officers are not performed exclusively for us.
Because our Management Agreement provides that our Manager will assume principal responsibility for managing our affairs, our officers, in their capacities as such, do not receive any cash compensation directly from us. However, in their capacities as officers or employees of our Manager, or its affiliates, they devote such portion of their time to our affairs as is required for the performance of the duties of our Manager under the Management Agreement. We may, from time to time, at the discretion of the Compensation Committee of the board of directors, grant options relating to shares of our common stock or other equity interests in us to an affiliate of our Manager, who may in turn assign a portion of the options it receives to its employees, including our officers. Options granted to an affiliate of our Manager and subsequently assigned to our officers will be settled in an amount of cash equal to the excess of the fair market value of a share of our common stock on the date of exercise over the fair market value on the date of grant, unless advance approval is given to settle the options in shares. Our Manager is also entitled to Incentive Compensation on a cumulative, but not compounding, basis, as discussed in more detail in “Business-The Management Agreement.”  Our Manager earned no incentive compensation during 2014, 2013 or 2012.
Grants of Plan-Based Awards in 2014
The table below sets forth the outstanding option awards held by our officers as of December 31, 2014. The option awards held by such officers (“Tandem Options”) correspond on a one-to-one basis with the options granted to our Manager, such that exercise by an employee of the option would result in the corresponding option held by our Manager being cancelled.
Mr. Edens and Mr. Nardone are beneficial owners of FOE I, which is an affiliate of our Manager that holds the options granted to our Manager. As such, Mr. Edens and Mr. Nardone may each be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares relating to the options held by FOE I. Mr. Edens and Mr. Nardone each disclaim beneficial ownership of the options held by and of the shares relating to the options held by FOE I except to the extent of their respective pecuniary interest therein.
In 2014, we granted a total of 765,417 options to our Manager in connection with an equity offering in August 2014. As of December 31, 2014, the exercise price was $5.45 per option, which, pursuant to the policy explained in more detail below, is equal to the price per share at which we sold shares of our common stock on that same day, as adjusted for the 1-for-3 reverse stock split, which was effective after the close of trading on August 18, 2014 and the 1-for-2 reverse stock split, which was effective after the close of trading on October 22, 2014 and the spin-off of New Senior Investment Group Inc. (“New Senior”) in November 2014. The grant date fair value of the option awards held by FOE I is $1,742,854, as determined under FASB ASC Topic 718. For information regarding assumptions used in determining these valuations, please see Note 13 to our consolidated financial statements included herein.

Outstanding Option Awards as of December 31, 2014

Name	Number of Securities Underlying Exercisable Options (#) (1)(2)	Number of Securities Underlying Not-Yet Exercisable Options (#) (1)(2)	Option Exercise Price ($)	Option Expiration Date (3)
Kenneth M. Riis	9,625		$14.92	01/12/2015
	4,958		$14.82	11/01/2016
	7,058		$15.88	01/23/2017
	9,690		$13.88	04/11/2017
	35,333		$2.00	04/03/2022
	43,000		$2.29	05/21/2022
	45,110	1,556	$2.27	07/31/2022
Randal A. Nardone (4)	43,312		$14.92	01/12/2015
	21,958		$14.82	11/01/2016
	31,056		$15.88	01/23/2017
	61,465		$13.88	04/11/2017
	182,527		$1.88	03/29/2021
	283,305		$1.07	09/27/2021
	250,661		$2.00	04/03/2022
	303,277		$2.29	05/21/2022
	325,522	11,572	$2.27	07/31/2022
	668,938	203,590	$3.76	01/11/2023
	255,941	93,070	$4.39	02/15/2023
	366,462	244,308	$4.67	06/17/2023
	381,061	498,311	$5.01	11/22/2013
	102,055	663,361	$5.45	08/18/2014

(1)
The Tandem Options become exercisable in thirty equal monthly installments beginning on the first day of the month following the month in which the options are granted to our Manager. In general, Tandem Options are not exercisable until the Tandem Option has fully vested.

(2)
On October 31, 2013, we mutually agreed with each of our officers to amend all outstanding Tandem Options then held by our officers to be settled in an amount of cash equal to the excess of the fair market value of a share of our common stock on the date of exercise over the fair market value on the date of grant, unless advance approval is given to settle the Tandem Options in shares.

(3)
Represents the expiration date of the option held by FOE I that is the basis for the Tandem Option held by the officer. In general, the expiration date of the Tandem Option occurs prior to the expiration date of the underlying option.

(4)
Represents options held as of December 31, 2014, by FOE I. Mr. Edens and Mr. Nardone, as beneficial owners of FOE I, may be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares relating to the options held by FOE I. Each of Mr. Edens and Mr. Nardone disclaims beneficial ownership of options held by and the shares relating to the options held by FOE I except to the extent of his pecuniary interest therein.

Summary of Plan Terms
2014 Plan

The following is a summary of the material terms of the 2014 Plan. This summary does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the 2014 Plan, as amended and restated as of September 17, 2014 (Exhibit 10.4) and as amended and restated as of November 3, 2014 (Exhibit 10.5).

Purpose

The purpose of the 2014 Plan is to reinforce the long-term commitment to the Company’s success of certain individuals who are or will be responsible for such success; to facilitate the ownership of the Company’s stock by such individuals, thereby reinforcing the identity of their interests with those of the Company’s stockholders; to assist the Company in attracting and retaining individuals with experience and ability; to compensate our Manager for its successful efforts in raising capital for the Company and to provide performance-based compensation in order to provide incentive to our Manager to enhance the value of our common stock; and to benefit the Company’s stockholders by encouraging high levels of performance by individuals whose performance is a key element in achieving the Company’s continued success.

Administration

The 2014 Plan is administered by the Compensation Committee of the Board (the “Committee”). As the administrator of the 2014 Plan, the Committee has the authority to grant awards under the 2014 Plan and to adopt, alter and repeal such administrative rules, guidelines and practices governing the 2014 Plan as it deems advisable for the administration of the 2014 Plan. The Committee also has the authority to interpret the terms and provisions of the 2014 Plan, any award issued under the 2014 Plan and any award agreements relating thereto, and to otherwise supervise the administration of the 2014 Plan. In particular, the Committee has the authority to determine the terms and conditions of awards under the 2014 Plan, including, without limitation, the exercise price, the number of shares of our common stock subject to awards, the term of the awards and the vesting schedule applicable to awards and to waive or amend the terms and conditions of outstanding awards. All decisions made by the Committee pursuant to the provisions of the 2014 Plan are final, conclusive and binding on all persons.

Term

The 2014 Plan will terminate on the one-year anniversary of April 8, 2014, provided that awards granted before that time will remain outstanding and will vest and become exercisable in accordance with their terms. No awards other than tandem options may be granted under the 2014 Plan after the expiration of the term.

Share Reserve; Adjustment

We have reserved 166,666 shares of our common stock for issuance under the 2014 Plan. That number will be increased on the date of any equity issuance by the Company during the term of the 2014 Plan by 10% of the equity securities issued by the Company in such equity issuance.

The shares of our common stock which may be issued pursuant to an award under the 2014 Plan may be treasury stock, authorized but unissued stock or stock acquired on the open market to satisfy the requirements of the 2014 Plan. Awards may consist of any combination of such stock, or, at our election, cash. The aggregate number of shares of our common stock that may be granted during the term of the 2014 Plan to any participant who is a non-employee director may not be greater than 333,333. The aggregate number of shares of our common stock that may be granted during any calendar year to any participant who is a “covered employee” for purposes of Section 162(m) of the Code during such calendar year may not be greater than 333,333. If any shares of our common stock subject to an award are forfeited, cancelled, exchanged or surrendered or if an award otherwise terminates or expires without a distribution of shares to the participant, such shares will again be available for grants under the 2014 Plan. The grant of a tandem option will not reduce the number of shares of our common stock reserved and available for issuance under the 2014 Plan.

Upon the occurrence of any event that affects the shares of our common stock in such a way that an adjustment of outstanding awards is appropriate to prevent the dilution or enlargement of rights under the awards, the Committee will make appropriate equitable adjustments. The Committee may also provide for other substitutions or adjustments in its sole discretion, including, without limitation, the cancellation of any outstanding award and payment in cash or other property in exchange thereof, equal to the excess, if any, of the fair market value of the shares or other property subject to the award over the exercise price, if any.

Types of Awards and Eligible Recipients

The terms of the 2014 Plan provide for the grant of options that are not intended to qualify as “incentive stock options” under Section 422 of the Code, stock appreciation rights (“SARs”), restricted stock, performance awards, tandem awards and other stock-based and non-stock based awards, in each case to our Manager, to the employees, officers, directors, consultants, service providers and advisors of our Manager who perform services for us, to our employees, officers, consultants, service providers and advisors, and to such other persons who the Committee selects to be participants in the 2014 Plan. Such awards may be granted singly, in tandem, or in combination with each of the other awards.

Options

Except as provided in any award agreement, an option granted under the 2014 Plan represents the right to receive, on the date of exercise of such option, an amount in cash equal to the excess of the fair market value of a share of our common stock on the date of exercise over the exercise price of such option, less any applicable tax withholdings. An award agreement may provide for the settlement of an option in shares of our common stock, subject to the terms and conditions set forth in the award agreement.

The 2014 Plan generally provides that the Committee has the power to determine the number of shares of our common stock covered by options, the exercise price of options, at what time or times each option may be exercised and, subject to the provisions of the 2014 Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised. Options may become vested and exercisable in installments, and the exercisability of options may be accelerated by the Committee.

If options are to be settled in shares of our common stock, we may make loans available to the optionee in connection with the exercise of such options. Such loans must be evidenced by the delivery of a promissory note and will bear interest and be subject to such other terms and conditions (including, without limitation, the execution by the optionee of a pledge agreement) as the Committee may determine. In any event, such loan amount may not exceed the sum of (x) the exercise price less the par value of the shares of our common stock subject to such option then being exercised plus (y) any federal, state or local income taxes attributable to such exercise.

Other Awards

The Committee may also grant SARs in tandem with all or part of, or completely independent of, a grant of options or any other award under the 2014 Plan. A SAR issued in tandem with an option may be granted at the time of grant of the related option or at any time during the term of such option. The amount payable in cash and/or shares of our common stock with respect to each SAR will be equal in value to a percentage (including up to 100%) of the amount by which the fair market value per share of our common stock on the exercise date exceeds the fair market value per share of our common stock on the date of grant of the SAR. The applicable percentage will be established by the Committee. The award agreement under which the SAR is granted may state whether the amount payable is to be paid wholly in cash, wholly in shares of our common stock or in any combination of the foregoing, and if the award agreement does not state the manner of payment, the Committee will determine such manner of payment at the time of payment. The amount payable in shares of our common stock, if any, will be determined with reference to the fair market value per share of our common stock on the date of exercise.

SARs issued in tandem with options shall be exercisable only to the extent that the options to which they relate are exercisable. Upon exercise of the tandem SAR, and to the extent of such exercise, the participant’s underlying option shall automatically terminate. Similarly, upon the exercise of the tandem option, and to the extent of such exercise, the participant’s related SAR will automatically terminate.

The Committee may also grant restricted stock, performance awards, tandem awards and other stock and non-stock-based awards under the 2014 Plan. These awards will be subject to such conditions and restrictions as the Committee may determine, which may include, without limitation, the achievement of certain performance goals or continued service with us through a specific period.

Manager Options

We anticipate that we will grant our Manager options in connection with our equity offerings as compensation for our Manager’s role in raising capital for us. In the event that we offer shares of our common stock to the public, we intend to simultaneously grant to our Manager or an affiliate of our Manager a number of options equal to up to 10% of the aggregate number of shares being issued in such offering at an exercise price per share equal to the offering price per share, as determined by the Committee. The main purpose of these options is to provide transaction-specific compensation to our Manager, in a form that aligns our Manager’s interests with those of our stockholders, for the valuable services it provides in raising capital for us to invest through equity offerings. In each case, the 2014 Plan provides that such options will be fully vested as of the date of grant and exercisable as to 1/30 of the shares subject to the option on the first day of each of the 30 calendar months following the date of the grant. If settled in shares of common stock, the exercise price of such options may be paid in cash or its equivalent, as determined by the Committee.

Payment in whole or in part may also be made by the following cashless exercise procedures: (i) by withholding from shares of our common stock otherwise issuable upon exercise of such option, (ii) in the form of our unrestricted common stock already owned by our Manager which has a fair market value on the date of surrender equal to the aggregate option price of our common stock as to which such option shall be exercised or (iii) by means of any other cashless exercise procedure approved by the Committee. In addition to options, the Committee has the authority to grant such other awards to our Manager as it deems advisable, provided that no such award may be granted to our Manager in connection with any issuance by us of equity securities in excess of 10% of the maximum number of equity securities then being issued.

Tandem Options

Each of the Committee and our Manager have the authority under the terms of the 2014 Plan to direct awards of tandem options to employees of our Manager who act as officers or perform other services for us that correspond on a one-to-one basis with the options granted to our Manager, such that exercise by such employee of the tandem options would result in the corresponding options held by our Manager being cancelled. As a condition to the grant of tandem options, our Manager will be required to agree that so long as such tandem options remain outstanding, our Manager will not exercise any options under any designated Manager options that relate to the options outstanding under such tandem options. If any tandem options are forfeited, expire or are cancelled without being exercised, the related options under the designated Manager options will again become exercisable in accordance with their terms. The terms and conditions of any tandem options (e.g., the per-share exercise price, the schedule of vesting, exercisability and form of settlement, etc.) will be determined by the Committee or our Manager, as the case may be, in its sole discretion and must be included in an award agreement, provided, that the term of such tandem options may not be greater than the term of the designated Manager options to which they relate.

As determined by our Manager, in its sole discretion, if the tandem options are settled in shares of our common stock, payment of the exercise price of such tandem options in whole or in part may be made by the following cashless exercise procedures: (i) by withholding from shares of our common stock otherwise issuable upon exercise of such tandem option, (ii) in the form of our unrestricted common stock already owned by the holder of such tandem option which has a fair market value on the date of surrender equal to the aggregate option price of our common stock as to which such tandem option shall be exercised or (iii) by means of any other cashless exercise procedure approved by the Committee.

Grants to our Non-Employee Directors

The 2014 Plan provides for automatic awards of fully vested shares of our common stock on the first business day after our 2014 annual stockholders’ meeting to our non-employee directors in amounts determined by the Committee based on the fair market value of shares of our common stock on the date of grant. The 2014 Plan also provides that each new non-employee member of the Board be granted an initial one-time grant of options under the 2014 Plan upon the date of the first meeting of the Board attended by that director. The exercise price of those options is to be equal to the fair market value per share of our common stock on the date of grant.

Change in Control or Termination of our Manager’s Services

All options granted to our Manager will become fully vested and exercisable upon a “change of control” (as summarized below) or a termination of our Manager’s services to us for any reason, and any tandem options will be governed by the terms and condition set forth in the applicable award agreements, as determined by the Committee or our Manager, as the case may be.

Definition of Change in Control

For purposes of the 2014 Plan, a “change in control” means, in summary: (i) a person or entity becomes the beneficial owner of more than 30% of the Company’s voting power; (ii) a merger or consolidation of the Company or any of its subsidiaries, other than (A) a merger or consolidation that results in the Company’s voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent or (B) a merger or consolidation affected to implement a recapitalization of the Company in which no person or entity becomes the beneficial owner of the Company’s voting securities representing 30% or more of the Company’s combined voting power; or (iii) stockholder approval of a plan of complete liquidation or dissolution of the Company, or there is consummated an agreement for the sale or disposition of substantially all of the Company’s assets.

Amendment and Termination

The 2014 Plan provides that the Board may alter, amend, suspend, or terminate the 2014 Plan, provided that no amendment that requires stockholder approval in order for the 2014 Plan to comply with any rule or regulation deemed applicable by the Committee will be effective without such stockholder approval. In addition, no amendment will affect adversely any of the rights of any participant in the 2014 Plan without such participant’s consent.

2012 Plan

The following is a summary of the material terms of the 2012 Plan. This summary does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the 2012 Plan, which is attached as Exhibit 10.3 to our Form 10-K for the year ended December 31, 2012, filed on February 28, 2013.

Purpose

The purpose of the 2012 Plan is to reinforce the long-term commitment to the Company’s success of certain individuals who are or will be responsible for such success; to facilitate the ownership of the Company’s stock by such individuals, thereby reinforcing the identity of their interests with those of the Company’s stockholders; to assist the Company in attracting and retaining individuals with experience and ability; to compensate our Manager for its successful efforts in raising capital for the Company and to provide performance-based compensation in order to provide incentive to our Manager to enhance the value of our common stock; and to benefit the Company’s stockholders by encouraging high levels of performance by individuals whose performance is a key element in achieving the Company’s continued success.

Administration

The 2012 Plan is administered by the Committee. As the administrator of the 2012 Plan, the Committee has the authority to grant awards under the 2012 Plan and to adopt, alter and repeal such administrative rules, guidelines and practices governing the 2012 Plan as it deems advisable for the administration of the 2012 Plan. The Committee also has the authority to interpret the terms and provisions of the 2012 Plan, any award issued under the 2012 Plan and any award agreements relating thereto, and to otherwise supervise the administration of the 2012 Plan. In particular, the Committee has the authority to determine the terms and conditions of awards under the 2012 Plan, including, without limitation, the exercise price, the number of shares of our common stock subject to awards, the term of the awards and the vesting schedule applicable to awards and to waive or amend the terms and conditions of outstanding awards.

Term

The 2012 Plan will terminate on the tenth anniversary of May 7, 2012, provided that awards granted before that time will remain outstanding and will vest and become exercisable in accordance with their terms. No awards may be granted under the 2012 Plan after the expiration of the term.

Share Reserve; Adjustment

We initially reserved 3,333,333 shares of our common stock for issuance under the 2012 Plan. The shares of our common stock which may be issued pursuant to an award under the 2012 Plan may be treasury stock, authorized but unissued stock or stock acquired on the open market to satisfy the requirements of the 2012 Plan. Awards may consist of any combination of such stock, or, at our election, cash. The aggregate number of shares of our common stock that may be granted during any calendar year to any participant who is a “covered employee” for purposes of Section 162(m) of the Code during such calendar year may not be greater than 3,333,333. If any shares of our common stock subject to an award are forfeited, cancelled, exchanged or surrendered or if an award otherwise terminates or expires without a distribution of shares to the participant, such shares will again be available for grants under the 2012 Plan. The grant of a tandem option will not reduce the number of shares of our common stock reserved and available for issuance under the 2012 Plan.

Upon the occurrence of any event that affects the shares of our common stock in such a way that an adjustment of outstanding awards is appropriate to prevent the dilution or enlargement of rights under the awards, the Committee will make appropriate equitable adjustments. The Committee may also provide for other substitutions or adjustments in its sole discretion, including, without limitation, the cancellation of any outstanding award and payment in cash or other property in exchange thereof, equal to the excess, if any, of the fair market value of the shares or other property subject to the award over the exercise price, if any.

Types of Awards and Eligible Recipients

The terms of the 2012 Plan provide for the grant of options that are not intended to qualify as “incentive stock options” under Section 422 of the Code, SARs, restricted stock, performance awards, tandem awards and other stock-based and non-stock based awards, in each case to our Manager, to the employees, officers, directors, consultants, service providers and advisors of our Manager who perform services for us, to our employees, officers, consultants, service providers and advisors, and to such other persons who the Committee selects to be participants in the 2012 Plan. Such awards may be granted singly, in tandem, or in combination with each of the other awards.

Options

Except as provided in any award agreement, an option granted under the 2012 Plan represents the right to receive, on the date of exercise of such option, an amount in cash equal to the excess of the fair market value of a share of our common stock on the date of exercise over the exercise price of such option, less any applicable tax withholdings. An award agreement may provide for the settlement of an option in shares of our common stock, subject to the terms and conditions set forth in the award agreement.

The 2012 Plan generally provides that the Committee has the power to determine the number of shares of our common stock covered by options, the exercise price of options, at what time or times each option may be exercised and, subject to the provisions of the 2012 Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised. Options may become vested and exercisable in installments, and the exercisability of options may be accelerated by the Committee.

If options are to be settled in shares of our common stock, we may make loans available to the optionee in connection with the exercise of such options. Such loans must be evidenced by the delivery of a promissory note and will bear interest and be subject to such other terms and conditions (including, without limitation, the execution by the optionee of a pledge agreement) as the Committee may determine. In any event, such loan amount may not exceed the sum of (x) the exercise price less the par value of the shares of our common stock subject to such option then being exercised plus (y) any federal, state or local income taxes attributable to such exercise.

Other Awards

The Committee may also grant SARs in tandem with all or part of, or completely independent of, a grant of options or any other award under the 2012 Plan. A SAR issued in tandem with an option may be granted at the time of grant of the related option or at any time during the term of such option. The amount payable in cash and/or shares of our common stock with respect to each SAR will be equal in value to a percentage (including up to 100%) of the amount by which the fair market value per share of our common stock on the exercise date exceeds the fair market value per share of our common stock on the date of grant of the SAR. The applicable percentage will be established by the Committee. The award agreement under which the SAR is granted may state whether the amount payable is to be paid wholly in cash, wholly in shares of our common stock or in any combination of the foregoing, and if the award agreement does not state the manner of payment, the Committee will determine such manner of payment at the time of payment. The amount payable in shares of our common stock, if any, will be determined with reference to the fair market value per share of our common stock on the date of exercise.

SARs issued in tandem with options shall be exercisable only to the extent that the options to which they relate are exercisable. Upon exercise of the tandem SAR, and to the extent of such exercise, the participant’s underlying option shall automatically terminate. Similarly, upon the exercise of the tandem option, and to the extent of such exercise, the participant’s related SAR will automatically terminate.

The Committee may also grant restricted stock, performance awards, tandem awards and other stock and non-stock-based awards under the 2012 Plan. These awards will be subject to such conditions and restrictions as the Committee may determine, which may include, without limitation, the achievement of certain performance goals or continued service with us through a specific period.

Manager Options

We anticipate that we will grant our Manager options in connection with our equity offerings as compensation for our Manager’s role in raising capital for us. In the event that we offer shares of our common stock to the public, we intend to simultaneously grant to our Manager or an affiliate of our Manager a number of options equal to up to 10% of the aggregate number of shares being issued in such offering at an exercise price per share equal to the offering price per share, as determined by the Committee. The main purpose of these options is to provide transaction-specific compensation to our Manager, in a form that aligns our Manager’s interests with those of our stockholders, for the valuable services it provides in raising capital for us to invest through equity offerings. In each case, the 2012 Plan provides that such options will be fully vested as of the date of grant and exercisable as to 1/30 of the shares subject to the option on the first day of each of the 30 calendar months following the date of the grant. If settled in shares of common stock, the exercise price of such options may be paid in cash or its equivalent, as determined by the Committee. Payment in whole or in part may also be made by the following cashless exercise procedures: (i) by withholding from shares of our common stock otherwise issuable upon exercise of such option, (ii) in the form of our unrestricted common stock already owned by our Manager which has a fair market value on the date of surrender equal to the aggregate option price of our common stock as to which such option shall be exercised or (iii) by means of any other cashless exercise procedure approved by the Committee. In addition to options, the Committee has the authority to grant such other awards to our Manager as it deems advisable, provided that no such award may be granted to our Manager in connection with any issuance by us of equity securities in excess of 10% of the maximum number of equity securities then being issued.

Tandem Options

Each of the Committee and our Manager have the authority under the terms of the 2012 Plan to direct awards of tandem options to employees of our Manager who act as officers or perform other services for us that correspond on a one-to-one basis with the options granted to our Manager, such that exercise by such employee of the tandem options would result in the corresponding options held by our Manager being cancelled. As a condition to the grant of tandem options, our Manager will be required to agree that so long as such tandem options remain outstanding, our Manager will not exercise any options under any designated Manager options that relate to the options outstanding under such tandem options. If any tandem options are forfeited, expire or are cancelled without being exercised, the related options under the designated Manager options will again become exercisable in accordance with their terms. The terms and conditions of any tandem options (e.g., the per-share exercise price, the schedule of vesting, exercisability and form of settlement, etc.) will be determined by the Committee or our Manager, as the case may be, in its sole discretion and must be included in an award agreement, provided, that the term of such tandem options may not be greater than the term of the designated Manager options to which they relate.

As determined by our Manager, in its sole discretion, if the tandem options are settled in shares of our common stock, payment of the exercise price of such tandem options in whole or in part may be made by the following cashless exercise procedures: (i) by withholding from shares of our common stock otherwise issuable upon exercise of such tandem option, (ii) in the form of our unrestricted common stock already owned by the holder of such tandem option which has a fair market value on the date of surrender equal to the aggregate option price of our common stock as to which such tandem option shall be exercised or (iii) by means of any other cashless exercise procedure approved by the Committee.

Change in Control or Termination of our Manager’s Services

All options granted to our Manager will become fully vested and exercisable upon a “change of control” (as summarized below) or a termination of our Manager’s services to us for any reason, and any tandem options will be governed by the terms and condition set forth in the applicable award agreements, as determined by the Committee or our Manager, as the case may be.

Definition of Change in Control

For purposes of the 2012 Plan, a “change in control” means, in summary: (i) a person or entity becomes the beneficial owner of more than 30% of the Company’s voting power; (ii) a merger or consolidation of the Company or any of its subsidiaries, other than (A) a merger or consolidation that results in the Company’s voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent or (B) a merger or consolidation affected to implement a recapitalization of the Company in which no person or entity becomes the beneficial owner of the Company’s voting securities representing 30% or more of the Company’s combined voting power; or (iii) stockholder approval of a plan of complete liquidation or dissolution of the Company, or an agreement for the sale or disposition of substantially all of the Company’s assets.

Amendment and Termination

The 2012 Plan provides that the Board may alter, amend, suspend, or terminate the 2012 Plan, provided that no amendment that requires stockholder approval in order for the 2012 Plan to comply with any rule or regulation deemed applicable by the Committee will be effective without such stockholder approval. In addition, no amendment will affect adversely any of the rights of any participant in the 2012 Plan without such participant’s consent.
Potential Payments upon Termination or Change of Control
All options granted to our Manager will become fully vested and exercisable upon a “change of control” (as defined in the 2014 Stock Incentive Plan). All Tandem Options will become fully vested and exercisable if the holder’s employment with our Manager or an affiliate of our Manager is terminated without cause within 12 months following a change of control. However, no optionholder will be entitled to receive any payment or other items of value upon a change in control. The estimated fair value of the option awards held by FOE I as of December 31, 2014 that would have been accelerated had a change in control occurred on December 31, 2014 is $452,804. Mr. Nardone, as a beneficial owner of FOE I, may be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares relating to the options held by FOE I. Mr. Nardone disclaims beneficial ownership of the options held by and of the shares relating to the options held by FOE I except to the extent of his pecuniary interest therein.
Compensation of Directors
The total annual compensation generally payable to our non-employee directors is $125,000. In addition, we pay an annual fee to the chair of the Audit Committee of $10,000, and non-employee directors are reimbursed for their costs and expenses in attending all meetings of our board of directors. New non-employee directors will receive a one-time grant of fully-vested options relating to 333 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant. These options will be settled in an amount of cash equal to the excess of the fair market value of a share of our common stock on the date of exercise over the fair market value on the date of grant, unless a majority of our independent directors (other than the director holding such award) approves settlement in shares. Affiliated directors (Mr. Edens and Mr. Riis) are not compensated by the Company for their service as directors.
Of the total compensation paid to our non-employee directors, $75,000 is paid in cash (unless a director elects to receive common stock in lieu of cash). The remainder is paid in common stock. We generally make the grant of common stock promptly following our annual stockholders’ meeting. The number of shares awarded is based on the fair market value of a share of our common stock on the date of grant.
Director Compensation Table for 2014

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Kevin J. Finnerty(3)	$0	$125,000	0	$125,000
Stuart A. McFarland(4)	$75,000	$60,000	0	$135,000
David K. McKown	$75,000	$50,000	0	$125,000
Alan L. Tyson(5)	$37,500	$87,500	0	$125,000

(1)
Each non-employee director received an annual award of our common stock pursuant to our 2014 Nonqualified Stock Option and Incentive Award Plan and the additional terms established by resolution of the board of directors, valued at $50,000 based on the fair market value of a share of our common stock on the date of grant. In 2014, such directors accordingly received 6,900 shares of common stock.

(2)	As of December 31, 2014, the aggregate number of outstanding options held by our non-employee directors was 333, all of which were held by Mr. Finnerty.

(3)	In 2014, Mr. Finnerty elected to receive $75,000 of compensation for his services as a director in the form of common stock in lieu of cash.

(4)	In 2014, Mr. McFarland elected to receive $10,000 of compensation for his services as a director in the form of common stock in lieu of cash.

(5)	In 2014, Mr. Tyson elected to receive $37,500 of compensation for his services as a director in the form of common stock in lieu of cash.
Risk Management
Our officers receive compensation from our Manager based on their services both to us and to other entities, making their compensation unlikely to directly promote unreasonable risk-taking in the management of our business. Additionally, we grant options to our Manager in connection with our equity offerings to align our Manager’s interests with the interests of our stockholders while avoiding an emphasis purely on equity compensation. Based on the assessment of these factors, we concluded that we have a balanced compensation program that does not promote excessive risk taking.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the 2014 Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.
Based on this review and their discussions, the Compensation Committee has recommended to the board of directors that the 2014 Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for 2014 to be filed with the SEC.
The Compensation Committee
David K. McKown, Chairman
Kevin J. Finnerty
Stuart A. McFarland
Alan L. Tyson
Compensation Committee Interlocks and Insider Participation
None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
Listed in the following table is certain information with respect to the beneficial ownership of shares of our common stock as of February 20, 2015 by each person known by us to be the beneficial owner of more than five percent of our common stock, and by each of our directors, director nominees and executive officers, both individually and as a group.
For purposes hereof, a “beneficial owner” means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares:

(i)	voting power, which includes the power to vote, or to direct the voting of, shares of our common stock; and/or

(ii)	investment power, which includes the power to dispose of, or to direct the disposition of, shares of our common stock.
A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security at any time within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Wesley R. Edens(3)(6)	4,369,542	6.2%
Kevin J. Finnerty(4)	71,008	%*
Stuart A. McFarland(4)	8,722	%*
David K. McKown(4)	4,856	%*
Alan L. Tyson(4)	26,214	%*
Kenneth M. Riis(4)	236,455	%*
Justine Cheng(4)	0	%*
Julien Hontang	0	%*
Randal A. Nardone(5)(6)	4,162,975	5.9%
Morgan Stanley(7)	3,446,733	5.2%
Thompson Siegel and Walmsley LLC (8)	5,195,830	7.1%
The Vanguard Group (9)	3,843,875	5.8%
Fortress and certain affiliates(10)	4,000,795	5.7%
All directors, nominees and executive officers as a group	4,997,510	7.1%

*	Denotes less than 1%.

(1)	The address of all officers and directors listed above are in the care of Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(2)
Percentages shown assume the exercise by such persons of all options to acquire shares of our common stock that are exercisable within 60 days of February 20, 2015, and no exercise by any other person.

(3)
Includes 520,613 shares held by Mr. Edens, 172,848 shares held by FOE I and 3,709,414 shares issuable upon the exercise of options held by FOE I. Mr. Edens disclaims beneficial ownership of the shares held by FOE I and of the shares issuable upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein. Does not include 16,666 shares held by a charitable trust of which Mr. Edens’s spouse is sole trustee and in respect of which Mr. Edens disclaims beneficial ownership and does not include 16,667 shares held by a charitable trust of which Mr. Edens is trustee in respect of which Mr. Edens disclaims beneficial ownership.

(4)
Includes with respect to each of these individuals the following number of shares issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of February 20, 2015: Riis - 146,705; Cheng - 0; Hontang - 0; Finnerty - 333; and Tyson - 0.

(5)
Includes 280,713 shares held by Mr. Nardone, 172,848 shares held by FOE I and 3,709,414 shares issuable upon the exercise of options held by FOE I. Mr. Nardone disclaims beneficial ownership of the shares held by FOE I and of the shares issuable upon the exercise of options held by FOE I except, in each case, to the extent of his pecuniary interest therein.

(6)
Mr. Edens and Mr. Nardone, as beneficial owners of FOE I, may be considered to have, together with the other beneficial owners of FOE I, shared voting and investment power with respect to the shares held by FOE I and the shares issuable upon the exercise of options held by FOE I.

(7)
Sole voting power in respect of 3,401,359 shares and sole dispositive power in respect of 3,446,733 shares, as stated in a Schedule 13G/A filed with the SEC on February 5, 2015. Morgan Stanley’s address is 1585 Broadway, New York, NY 10036.

(8)
Sole voting power in respect of 3,458,049 shares and sole dispositive power in respect of 5,195,830 shares, as stated in a Schedule 13G filed with the SEC on February 6, 2015. Thompson Siegel and Walmsley LLC’s address is 6806 Paragon Place, Suite 300, Richmond, VA 23230.

(9)
Sole voting power in respect of 39,755 shares and sole dispositive power in respect of 3,810,403 shares, as stated in a Schedule 13G filed with the SEC on February 10, 2015. The Vanguard Group’s address is 100 Vanguard Blvd., Malvern, PA 19355.

(10)
For each of Fortress Operating Entity I LP, FIG Corp. and Fortress Investment Group LLC, sole voting power in respect of 0 shares and sole dispositive power in respect of 0 shares, as stated in a Schedule 13G jointly filed with the SEC on February 17, 2015. The address for each of Fortress Operating Entity I LP, FIG Corp. and Fortress Investment Group LLC is 1345 Avenue of the Americas, New York, NY 10105.

Equity Compensation Plan Information

The following table summarizes certain information about securities authorized for issuance under the Company's equity compensation plans as of December 31, 2014 (adjusted for options which expired unexercised on January 12, 2015).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	917,817		$3.68	—
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	3,273,219		3.85	25,820	(2)
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	765,416		5.45	146,692	(3)
Total Approved	4,956,452	(1)	$4.06	172,512

Equity Compensation Plans Not approved by Security Holders:
None

(1)
Includes options relating to (i) 4,459,292 shares held by an affiliate of our Manager; (ii) 496,827 shares granted to our Manager and assigned to certain of Fortress’s employees; and (iii) an aggregate of 333 shares granted to our directors, other than Mr. Edens, but does not include options relating to 489,148 shares granted to an affiliate of our Manager with a strike price of $5.01 per share that were not issued pursuant to an equity compensation plan.

(2)
The maximum available for issuance is 3,333,333 shares in the aggregate over the term of the 2012 Plan and no award shall be granted on or after May 7, 2022 (but awards granted may extend beyond this date).  The number of securities remaining available for future issuance is net of (i) an aggregate of 13,312 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2012 Plan and prior to the adoption of the 2014 Plan and (ii) an aggregate of 3,294,201 options which have been previously granted under the plan.

(3)
The maximum available for issuance is 166,666 shares in the aggregate over the term of the 2014 Plan and no award (other than a tandem award) may be granted after April 8, 2015 (but awards granted may extend beyond that date). The number of securities remaining available for future issuance is net of (1) an aggregate of 19,974 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2014 Plan. There were no options previously granted under the Plan.

Item 13. Certain Relationships and Related Transactions, Director Independence.
Below is a description of transactions since the beginning of our last fiscal year in which we were a participant and the amount involved exceeds $120,000, and in which any related person (as defined by SEC rules) had a direct or indirect material interest.
Management Agreement with Fortress
We are party to a Management Agreement with an affiliate of Fortress, pursuant to which our Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors.  Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. The Chairman of our board of directors, Mr. Edens, also serves as Co-Chairman of Fortress and as an officer of our Manager. Our Secretary, Mr. Nardone, also serves as a director of Fortress and as an officer of our Manager. As of March 1, 2015, Mr. Edens owned a 14.5% voting interest in Fortress, and Mr. Nardone owned a 10.6% voting interest in Fortress.
We pay our Manager an annual management fee equal to 1.5% of our gross equity. Gross equity, as defined in the Management Agreement, is generally equal to the aggregate of the net proceeds from all equity offerings made by the Company, reduced for any return of capital distributions made by the Company, and adjusted for any stock splits, stock dividends or similar transactions. In computing the management fee for a particular period, the weighted average gross equity of the Company for that period is used, weighted based upon the number of days a particular transaction impacted gross equity during the period and upon the size of such transaction(s). The management fee for 2014 was computed as the weighted average gross equity for 2014 multiplied by 1.5%.
To provide an incentive for our Manager to enhance the value of our common stock, our Manager is entitled to receive an annual incentive return (the “Incentive Compensation”) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) our funds from operations, as defined (before the Incentive Compensation) per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the book value per share of common stock of the net assets transferred to us on or prior to July 12, 2002, by Newcastle Investment Holdings Corp., and the price per share of common stock in any of our subsequent offerings (adjusted for prior capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum multiplied by (B) the weighted average number of shares of our common stock outstanding during such period. Our Manager earned no Incentive Compensation during 2014.
The Management Agreement provides for automatic one-year extensions. Our independent directors review our Manager’s performance annually, and the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that is materially detrimental to us or a determination by our independent directors that the management fee earned by our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our Manager would be provided with 60 days’ prior notice of any such termination and paid a termination fee equal to the amount of the management fee earned by our Manager during the twelve-month period preceding such termination, which may make it more difficult for us to terminate the Management Agreement. Following any termination of the Management Agreement, we have the option to purchase our Manager’s right to receive the Incentive Compensation at a cash price equal to the amount of the Incentive Compensation that would be paid to our Manager if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the Incentive Compensation to our Manager. In addition, were we to not purchase our Manager’s Incentive Compensation, our Manager may require us to purchase the same at the price discussed above. In addition, the Management Agreement may be terminated by us at any time for cause.
In connection with the spin-off of New Residential, we entered into an amendment to our Management Agreement to delete Section 3(b), pursuant to which our Manager had agreed that neither it nor any entity controlled by or under common control with the Manager would, subject to certain exceptions, raise or sponsor any new investment fund, company or vehicle whose investment policies, guidelines or plan targets as its primary investment category investment in United States dollar-denominated credit sensitive real estate-related securities reflecting primarily United States loans or assets.
We may, from time to time, at the discretion of the Compensation Committee of the board of directors, grant options relating to shares of our common stock or other equity interests in us to an affiliate of our Manager, who may in turn assign a portion of the options to its employees, including our officers.
Pursuant to an amendment of the outstanding award agreements in October 2013, options granted to an affiliate of our Manager will be settled in an amount of cash equal to the excess of the fair market value of a share of our common stock on the date of exercise over the fair market value on the date of grant, unless a majority of our independent directors approves settlement in shares. Options assigned by an affiliate of our Manager to our officers will be settled in an amount of cash equal to the excess of the fair market value of a share of our common stock on the date of exercise over the fair market value on the date of grant, unless one of our authorized officers other than the optionholder or, in the case of options held by Mr. Riis, an independent director approves settlement in shares.

Below is a summary of the fees and other amounts earned by our Manager in connection with services performed for us during fiscal year 2014.

2014
Management Fee (1)	$20,539,478
Expense Reimbursements (2)	$500,000
Incentive Compensation (3)	$—
Options (4)	765,416 options

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

(4)
On October 31, 2013, we mutually agreed with our Manager to amend all outstanding options granted to an affiliate of our Manager prior to such date to be settled in an amount of cash equal to the excess of the fair market value of a share of our common stock on the date of exercise over the fair market value on the date of grant, unless a majority of our independent directors approves settlement in shares.

Spin-Off of New Senior

On November 6, 2014, we spun off our wholly owned subsidiary New Senior Investment Group Inc. (“New Senior”). The spin-off of New Senior was effected as a distribution of all of the outstanding shares of common stock of New Senior to the holders of Newcastle common stock. Newcastle distributed one share of New Senior common stock for each share of Newcastle common stock held by Newcastle stockholders of record as of the record date, October 27, 2014.

Prior to the spin-off of New Senior, we invested $1.8 billion to acquire senior housing properties. These properties are either operated pursuant to property management agreements with third parties (“managed properties”) or leased to third-party tenants (“triple net lease properties”).

In connection with the spin-off, Newcastle contributed to New Senior all of its investments in senior housing properties, any liabilities relating to these properties and a cash and cash equivalents balance of $245.2 million.
As disclosed in our Form 8-K filed on October 16, 2014, we entered into a Separation and Distribution Agreement with New Senior on October 16, 2014, which contains certain indemnification obligations. We have agreed to indemnify New Senior and its affiliates and representatives against losses arising from: (a) any liability related to our junior subordinated notes due 2035; (b) any other liability that has not been defined as a liability of New Senior; (c) any failure by us and our subsidiaries (other than New Senior and its subsidiaries) (collectively, the “Newcastle Group”) to pay, perform or otherwise promptly discharge any liability listed under (a) and (b) above in accordance with their respective terms, whether prior to, at or after the time of effectiveness of the Separation and Distribution Agreement; (d) any breach by any member of the Newcastle Group of any provision of the Separation and Distribution Agreement and any agreements ancillary thereto (if any), subject to any limitations of liability provisions and other provisions applicable to any such breach set forth therein; and (e) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the information statement or the registration statement of which the information statement is a part that relates solely to any assets owned, directly or indirectly by us, other than New Senior’s initial portfolio of assets. Any indemnification payments that we may be required to make could have a significantly negative effect on our liquidity and results of operations. We have not made any payments to New Senior under the Separation and Distribution Agreement.
New Senior’s managed properties were subject to property management agreements with affiliates or subsidiaries of either Holiday Acquisition Holdings LLC (collectively, “Holiday”) or FHC Property Management LLC (collectively, “Blue Harbor”). Holiday is a portfolio company that is majority owned by private equity funds managed by an affiliate of our Manager. Blue Harbor is an affiliate of our Manager.
Pursuant to the property management agreements with Holiday, we paid management fees equal to (i) 5% of the property’s effective gross income (as defined in the agreements) for independent living properties, and (ii) 6% of the property’s effective gross income (as defined in the agreements) for the first two years and 7% thereafter for assisting living/memory care properties. In 2014 prior to the spin-off of New Senior, we paid Holiday approximately $3.4 million pursuant to property management agreements.
Pursuant to the property management agreements with Blue Harbor, we paid management fees equal to 6% of the property’s effective gross income (as defined in the agreement) for the first two years and 7% thereafter. All of the properties managed by Blue Harbor are assisted living/memory care properties. In 2014 prior to the spin-off of New Senior, we paid Blue Harbor approximately $4.4 million pursuant to property management agreements.
As the owner of managed properties, we were responsible for the properties’ operating costs, including repairs, maintenance, capital expenditures, utilities, taxes, insurance and the payroll expense of property-level employees. The payroll expense was structured as a reimbursement to the property manager, who is the employer of record in order for us to comply with REIT requirements. During the year ended December 31, 2014, we reimbursed Blue Harbor for approximately $42.4 million of property-level payroll expenses.
Purchases of Shares by Our Directors and Officers
From time to time, our directors and officers purchase shares of our common stock in connection with public offerings of our common stock. Such purchases are made directly from us at the public offering price. As previously disclosed, Messrs. Edens and Nardone made such purchases in 2014.
Intrawest
In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new real estate related loan to Intrawest, which is a portfolio company of a private equity fund managed by an affiliate of our Manager. In addition, Mr. Edens is an officer of Intrawest and has an indirect ownership interest in Intrawest. Interest on the loan is accrued and deferred until maturity in 2019. As of December 31, 2013, the face amount of this investment was $185.6 million.
In December 2013, we consented to a modification of the collateral for our investment in order to facilitate an initial public offering of Intrawest. In January 2014, Intrawest completed a $37.5 million primary offering and a $150.0 million secondary offering. Following Intrawest’s public offerings, we received total cash of $83.3 million, which reduced the face of the debt balance to $99.4 million.
Review of Transactions with Related Persons
The officers and directors of the Company review, approve and ratify transactions with related parties pursuant to the procedures outlined in the Company’s policy on related party transactions. When considering potential transactions involving a related party that may require board approval, our officers notify our board of directors in writing of the proposed transaction, provide a brief background of the transaction and schedule a meeting with the full board of directors to review the matter. At such meetings, our President, Chief Financial Officer and other members of management, as appropriate, provide information to the board of directors regarding the proposed transaction, after which the board of directors and management discuss the transaction and the implications of engaging a related party as opposed to an unrelated third party. If the board of directors (or specified directors as required by applicable legal requirements) determines that the transaction is in the best interests of the Company, it will vote to approve the Company’s entering into the transaction with the applicable related party, which vote is evidenced by a written resolution of the board of directors.
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

Whether directors meet these categorical independence tests will be reviewed and will be made public annually prior to our annual meeting of stockholders. The board of directors may determine, in its discretion, that a director is not independent notwithstanding qualification under the categorical standards. The board of directors has determined that each of Messrs. Finnerty, McFarland, McKown and Tyson are independent for purposes of NYSE Rule 303A and each such director has no material relationship with the Company. The board of directors has determined that our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee are composed entirely of independent directors. The board of directors has determined that the members of the Audit Committee satisfy the additional independence requirements of Rule 10A-3 under the Exchange Act. The board of directors has determined that the members of the Compensation Committee satisfy the additional NYSE independence requirements for compensation committee members. In making each such independence determination, the board of directors took into consideration, (i) in the case of Mr. Finnerty, that Mr. Finnerty is an independent director and stockholder of Newcastle Investment Holdings LLC (the predecessor of Newcastle), an entity managed by the Company’s Manager, and Mr. Finnerty received a loan in the amount of $500,000 from each of Messrs. Edens and Nardone in 2009 and (ii) that certain directors have invested in the securities of private investment funds or companies managed by or affiliated with the Company’s Manager.

Item 14. Principal Accounting Fees and Services.
During the two most recent fiscal years, we engaged Ernst & Young LLP to provide us with audit and tax services. Services provided included the examination of annual financial statements, limited review of unaudited quarterly financial information, review and consultation regarding filings with the SEC and the Internal Revenue Service, assistance with management’s evaluation of internal accounting controls, consultation on financial and tax accounting and reporting matters and verification procedures as required by collateralized bond obligations. Fees for 2014 and 2013 were as follows:

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2014	$5,757,500	$310,000	$1,040,736	-
2013	$5,362,358	$961,100	$199,926	-

Audit Fees.    Audit fees are fees billed for the consolidated financial statements, including the audit of internal control over financial reporting and the review of the Company’s quarterly reports on Form 10-Q, as well as required audits of certain subsidiaries, consultation on audit related matters and required review of SEC filings.
Audit-Related Fees.    Audit-related fees principally included attest services not required by statute or regulation.
Tax Fees.    Tax fees for the years ended December 31, 2014 and 2013 related to tax planning and compliance and return preparation.
All Other Fees.    None.
The Audit Committee has considered all services provided by the independent registered public accounting firm to us and concluded this involvement is compatible with maintaining the auditors’ independence.
The Audit Committee is responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All engagements for services in the most recent fiscal year were pre-approved by the Audit Committee. The Audit Committee has a policy requiring the pre-approval of all audit and permissible non-audit services to be provided by the independent registered public accounting firm.

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

2.2
Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Exhibit 3.2).

	3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1, filed on September 24, 2002).

	3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, Exhibit 3.3).

	3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

	3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

	3.5	Articles of Amendment (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

	3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 8, 2006).

	3.7	Articles of Amendment (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on August 19, 2014).

	3.8	Articles of Amendment (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on October 22, 2014).

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

10.3
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2014 annual meeting of stockholders filed on April 17, 2014).

10.4	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of September 17, 2014.

10.5	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014.

10.6
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.7
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.8
Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Registrant’s Report on Form 10- Q, Exhibit 10.33, filed on October 26, 2012).

10.9
Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therein (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.10
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.11	Form of Indemnification Agreement (incorporated by reference to the Registrant's Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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
Wesley R. Edens
Chairman of the Board

March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

March 2, 2015

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Director and Chief Executive Officer

March 2, 2015

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

March 2, 2015

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

March 2, 2015

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 2, 2015

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

March 2, 2015

By:	/s/ David K. McKown
David K. McKown
Director

March 2, 2015

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director

March 2, 2015

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

2.2
Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2014, Exhibit 3.2).

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

10.3
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2014 annual meeting of stockholders filed on April 17, 2014).

10.4	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of September 17, 2014.

10.5	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014.

10.6
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.7
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.8
Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.33, filed on October 26, 2012).

10.9
Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therein (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.10
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.11	Form of Indemnification Agreement (incorporated by reference to the Registrant's Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.