Form 10-Q
period 2015-03-31
NEWCASTLE INVESTMENT CORP
filed 2015-05-08
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Common stock, $0.01 par value per share: 66,424,508 shares outstanding as of April 27, 2015.

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate securities, available-for-sale	$231,727	$231,754
Real estate securities, pledged as collateral	409,037	407,689
Real estate related and other loans, held-for-sale, net	197,251	230,200
Residential mortgage loans, held-for-sale, net	3,735	3,854
Subprime mortgage loans subject to call option	406,217	406,217
Investments in other real estate, net of accumulated depreciation	234,049	239,283
Intangibles, net of accumulated amortization	82,000	84,686
Other investments	27,102	26,788
Cash and cash equivalents	56,002	73,727
Restricted cash	21,874	15,714
Receivables and other assets	37,448	35,191
Assets of discontinued operations	6,883	6,803
Total Assets	$1,713,325	$1,761,906

Liabilities and Equity
Liabilities
CDO bonds payable	$216,464	$227,673
Other bonds and notes payable	25,317	27,069
Repurchase agreements	421,803	441,176
Credit facilities and obligations under capital leases	162,806	161,474
Financing of subprime mortgage loans subject to call option	406,217	406,217
Junior subordinated notes payable	51,230	51,231
Dividends payable	8,901	8,901
Accounts payable, accrued expenses and other liabilities	173,489	179,390
Liabilities of discontinued operations	502	447
Total Liabilities	$1,466,729	$1,503,578

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2015 and December 31, 2014	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,424,508 and 66,424,508 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively	664	664
Additional paid-in capital	3,172,060	3,172,060
Accumulated deficit	(3,051,943)	(3,041,880)
Accumulated other comprehensive income	64,377	65,865
Total Newcastle Stockholders' Equity	246,741	258,292
Noncontrolling interests	(145)	36
Total Equity	$246,596	$258,328

Total Liabilities and Equity	$1,713,325	$1,761,906

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Interest income	$27,078	$46,452
Interest expense	16,727	22,170
Net interest income	10,351	24,282
Impairment/(Reversal)
Valuation allowance (reversal) on loans	357	1,246
Other-than-temporary impairment on securities	344	—
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	(296)	—
Total impairment (reversal)	405	1,246
Net interest income after impairment/reversal	9,946	23,036
Operating Revenues
Golf course operations	38,954	39,772
Sales of food and beverages - golf	13,012	13,539
Other golf revenue	8,860	9,321
Total operating revenues	60,826	62,632
Other Income (Loss)
Gain on settlement of investments, net	1,015	2,334
Other income (loss), net	(514)	13,474
Total other income	501	15,808
Expenses
Loan and security servicing expense	96	857
Operating expenses - golf	54,937	59,647
Cost of sales - golf	6,053	5,956
General and administrative expense	1,713	3,564
Management fee to affiliate	2,668	5,893
Depreciation and amortization	6,753	5,863
Total expenses	72,220	81,780
(Loss) income from continuing operations before income tax	(947)	19,696
Income tax expense	46	140
(Loss) income from continuing operations	(993)	19,556
Income (loss) from discontinued operations, net of tax	115	(15,299)
Net (Loss) Income	(878)	4,257
Preferred dividends	(1,395)	(1,395)
Net loss attributable to noncontrolling interests	181	661
(Loss) Income Applicable to Common Stockholders	$(2,092)	$3,523

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
(Loss) Income Applicable to Common Stock, per share (1)
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.06
(Loss) Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests (1)
Basic	$(0.03)	$0.32
Diluted	$(0.03)	$0.31
Income (Loss) from discontinued operations per share of common stock (1)
Basic	$—	$(0.26)
Diluted	$—	$(0.26)
Weighted Average Number of Shares of Common Stock Outstanding (1)
Basic	66,424,508	58,575,582
Diluted	66,424,508	60,511,128
Dividends Declared per Share of Common Stock (1)	$0.12	$0.60
(1) All per share amounts and shares outstanding for all periods reflect the 1-for-3 reverse stock split, which was effective after the close of trading on August 18, 2014 and the 1-for-2 reverse stock split, which was effective after the close of trading on October 22, 2014.

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(878)	$4,257
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	3,694	4,588
Reclassification of net realized gain on securities into earnings	(5,838)	(2,334)
Net unrecognized gain and pension prior service cost (discontinued operations)	—	9
Net unrealized loss on derivatives designated as cash flow hedges	(33)	(77)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	689	1,267
Other comprehensive (loss) income	(1,488)	3,453
Total comprehensive (loss) income	$(2,366)	$7,710
Comprehensive (loss) income attributable to Newcastle stockholders' equity	$(2,185)	$8,371
Comprehensive loss attributable to noncontrolling interests	$(181)	$(661)

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comp.	Total Newcastle Stockholders'	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Equity - December 31, 2014	2,463,321	$61,583	66,424,508	$664	$3,172,060	$(3,041,880)	$65,865	$258,292	$36	$258,328

Dividends declared	—	—	—	—	—	(9,366)	—	(9,366)	—	(9,366)

Comprehensive income (loss)

Net loss	—	—	—	—	—	(697)	—	(697)	(181)	(878)

Other comprehensive loss	—	—	—	—	—	—	(1,488)	(1,488)	—	(1,488)

Total comprehensive loss								(2,185)	(181)	(2,366)

Equity - March 31, 2015	2,463,321	$61,583	66,424,508	$664	$3,172,060	$(3,051,943)	$64,377	$246,741	$(145)	$246,596

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net (loss) income	$(878)	$4,257
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	6,764	33,402
Accretion of discount and other amortization	(638)	(7,346)
Net interest income on investments accrued to principal balance	(4,840)	(7,105)
Valuation allowance on loans	357	1,246
Other-than-temporary impairment on securities	48	—
Straight-lining of rental income	—	(6,107)
Equity in earnings from equity method investments, net of distributions	(314)	39
Gain on settlement of investments (net)	(1,043)	(2,332)
Unrealized loss (gain) on non-hedge derivatives and hedge ineffectiveness	1,029	(12,748)
Change in:
Restricted cash	(1,570)	1,690
Receivables and other assets	(2,362)	8,434
Accounts payable, accrued expenses and other liabilities	(7,837)	(8,793)
Net cash (used in) provided by operating activities	(11,284)	4,637
Cash Flows From Investing Activities
Principal repayments from investments	37,961	57,143
Purchase of real estate securities	(407,627)	—
Proceeds from sale of investments	398,395	532,236
Acquisition and additions of investments in real estate	(421)	(26,378)
Deposits paid on investments	—	(2,448)
Net cash provided by investing activities	28,308	560,553
Cash Flows From Financing Activities
Borrowings under debt obligations	391,244	52,933
Repayments of debt obligations	(409,350)	(538,934)
Margin deposits under repurchase agreements and derivatives	(29,985)	(12,277)
Return of margin deposits under repurchase agreements and derivatives	27,650	11,867
Contribution of cash to New Media/New Residential upon spin-off	—	(23,845)
Common stock dividends paid	(7,971)	(35,145)
Preferred stock dividends paid	(1,395)	(1,395)
Payment of deferred financing costs	—	(2,285)
Proceeds (payments) from settlement of derivative instruments	(4,872)	—
Net cash used in financing activities	(34,679)	(549,081)
Net (Decrease) Increase in Cash and Cash Equivalents	(17,655)	16,109
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	73,727	42,721
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	135	63,223
Cash and Cash Equivalents, End of Period	$56,207	$122,053

Cash and Cash Equivalents of Continuing Operations, End of Period	$56,002	$85,724
Cash and Cash Equivalents of Discontinued Operations, End of Period	$205	$36,329
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$260	$76
Cash paid during the period for interest expense	$5,294	$20,477
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$7,971	$35,145
Additions to capital lease assets and liabilities	$243	$—
Reduction of Assets and Liabilities relating to the spin-off of New Media
Property, plant and equipment, net	$—	$266,385
Goodwill and intangibles, net	$—	$271,350
Restricted cash	$—	$6,477
Receivables and other assets	$—	$101,940
Credit facilities, media	$—	$177,955
Accounts payable, accrued expenses and other liabilities	$—	$100,695
 See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

1.   GENERAL

Newcastle Investment Corp. (and its subsidiaries, “Newcastle” or the "Company") is a Maryland corporation that was formed in 2002. Newcastle focuses on opportunistically investing in, and actively managing, a variety of real estate-related and other investments. Newcastle is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. However, certain of our activities are conducted through taxable REIT subsidiaries ("TRS") and therefore are subject to federal and state income taxes at regular corporate tax rates. Newcastle's common stock is traded on the New York Stock Exchange under the symbol "NCT".

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

Newcastle is party to a management agreement (the "Management Agreement") with FIG LLC (the "Manager"), a subsidiary of Fortress Investment Group LLC (“Fortress”), under which the Manager advises Newcastle on various aspects of its business and manages its day-to-day operations, subject to the supervision of Newcastle's board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of the Management Agreement.

Approximately 1.0 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at March 31, 2015. In addition, Fortress, through its affiliates, held options to purchase approximately 4.9 million shares of Newcastle’s common stock at March 31, 2015.

A principal of the Manager owned or leased aircraft that Newcastle chartered from a third-party aircraft operator for business purposes in the course of operations. Newcastle paid market rates for the charters. There were no amounts incurred for the three months ended March 31, 2015 and 2014.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle's consolidated financial statements for the year ended December 31, 2014 and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the SEC on March 2, 2015. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s consolidated financial statements for the year ended December 31, 2014.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. All per share amounts, common shares outstanding and options for all prior periods reflect Newcastle's 1-for-3 reverse stock split, which was effective August 18, 2014 and Newcastle's 1-for-2 reverse stock split, which was effective October 22, 2014.

As of March 31, 2015, Newcastle's significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

REVENUE RECOGNITION

Golf Revenues - Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and other income (consisting primarily of range income, banquets, instruction, and club and other rental income) are generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

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

The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of operations.

EXPENSE RECOGNITION

Derivatives and Hedging Activities - All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when Newcastle believes a legal right of offset exists under an enforceable netting agreement. Fair value adjustments affect either equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

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

Description of the risks being hedged

1)
Interest rate risk, existing debt obligations - Newcastle has hedged (and may continue to hedge, when feasible and appropriate) the risk of interest rate fluctuations with respect to its borrowings, regardless of the form of such borrowings, which require payments based on a variable interest rate index. Newcastle generally intends to hedge only the risk related to changes in the benchmark interest rate (LIBOR or a Treasury rate). In order to reduce such risks, Newcastle may enter into swap agreements whereby Newcastle would receive floating rate payments in exchange for fixed rate payments, effectively converting the borrowing to fixed rate. Newcastle may also enter into cap agreements whereby, in exchange for a premium, Newcastle would be reimbursed for interest paid in excess of a certain cap rate.

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
MARCH 31, 2015
(dollars in tables in thousands, except share data)

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

As of March 31, 2015, the aggregate notional amount of our interest rate swaps designated as cash flow hedges of interest rate risk totaled $57.9 million. Under these agreements, we will pay fixed monthly coupons at fixed rates of 5.04% of the notional amount to the counterparty and receive floating rate LIBOR. Our interest rate swaps designated as cash flow hedges of interest rate risk will mature on April 2016.

Non-Hedge Derivatives

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps have been recognized currently in other income (loss). These derivatives may, to some extent, be economically effective as hedges. Under these agreements, we paid fixed monthly coupons at fixed rates of 4.85% of the notional amount to the counterparty and received floating rate LIBOR. Our interest rate swaps not designated as hedges matured in March 2015.

Newcastle has entered into certain transactions which financed the purchase of certain assets with the seller of these assets. The contemporaneous purchase of the asset and the associated financing are treated as a linked transaction and accordingly recorded on a net basis as a non-hedge derivative instrument, with changes in market value recorded on the statement of operations. In May 2014, the CDO VIII Class 1 notes were repaid in full and the repurchase agreement was terminated. Therefore, the associated linked transaction was effectively terminated and there are no linked transactions at December 31, 2014.
Newcastle also transacts in the to be announced MBS ("TBA") market. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. Newcastle primarily engages in TBA transactions for purposes of managing interest rate risk and market risk associated with our investment strategies.  For example, Newcastle takes short positions in TBAs to offset - to varying degrees - changes in the values of our Agency residential mortgage

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

backed securities ("RMBS") investments for which we have exposure to interest rate volatility; therefore, these derivatives may, to some extent, be economically effective as hedges.

Newcastle typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, Newcastle may "roll" its TBA positions, whereby we may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. Newcastle accounts for its TBA transactions as non-hedge instrument, with changes in market value recorded on the statement of operations. As of March 31, 2015, Newcastle held two TBA contracts with $390.0 million in short notional amount of Agency RMBS.
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
BALANCE SHEET MEASUREMENT
Investments in CDO Servicing Rights - In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three months ended March 31, 2015, Newcastle recorded $0.1 million of servicing rights amortization and no servicing rights impairment. As of March 31, 2015, Newcastle’s servicing asset had a carrying value of $1.0 million recorded in receivables and other assets.
Investments in Other Real Estate, Net - Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value and appreciably extend the useful life of an asset are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. With respect to golf course improvements (included in land improvements), only costs associated with original construction, significant replacements, or the addition of new trees, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. Expenditures for repairs and maintenance are expensed as incurred.
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. The results of operations for such disposal, assuming such disposal qualifies as a “component of an entity” that represents a strategic shift that had (or will have) a major effect on the operations or financial results as defined, are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

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
MARCH 31, 2015
(dollars in tables in thousands, except share data)

the lease are treated as reductions of the liability, with a portion being recorded as interest expense under the effective interest method.
Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Buildings	15-30 years
Building improvements	3-10 years
Capital leases - equipment	shorter of the lease term or estimated useful life of the asset
Furniture, fixtures and equipment	3-10 years
Leasehold improvements	shorter of the lease term or estimated useful life of the asset
Intangibles - Intangible assets relating to the Golf business consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to Newcastle when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf course.  The management contract intangible represents Newcastle’s golf course management contracts for both leased and managed properties, is valued utilizing a discounted cash flow methodology under the income approach, and is amortized over the average contractual term of the agreements.  The membership base intangible represents Newcastle’s relationship with its private golf club members, is valued using the multi-period excess earnings method under the income approach, and is amortized over the weighted average remaining useful life of the private memberships.

Amortization of leasehold intangible assets is included within operating expense - golf and amortization of all other intangible assets is included within depreciation and amortization on the consolidated statements of operations.

Other Investment - Newcastle owns 23% of preferred equity in a commercial real estate project which is recorded as an equity method investment. As of March 31, 2015 and December 31, 2014, the carry value of this investment was $27.1 million and $26.8 million, respectively.  Newcastle evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the investee, the length of time and the extent to which the market value of the investment has been less than cost and the intent and ability of Newcastle to retain its investment.

Impairment of Real Estate and Finite-lived Intangible Assets - Newcastle periodically reviews the carrying amounts of its long-lived assets, including real estate and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. Newcastle generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for Newcastle in the first quarter of 2016 and early adoption is permitted. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.  The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective in the first quarter of 2016 and early adoption is permitted. Newcastle elected to early adopt this new guidance effective for the first quarter of 2015 to simplify presentation of debt issuance costs and has applied the changes retrospectively to all periods presented. Accordingly, "Receivables and other assets" excludes deferred financing costs and "Credit facilities and obligations under capital leases" is reported net of deferred financing costs of $0.4 million as of both March 31, 2015 and December 31, 2014 in the Consolidated Balance Sheets.

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

3.   DISCONTINUED OPERATIONS

On February 13, 2014, Newcastle completed the spin-off of New Media Investment Group Inc. ("New Media") from Newcastle. The following table presents the carrying value of the assets and liabilities of New Media, immediately preceding the February 13, 2014 spin-off.

February 13, 2014
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

On November 6, 2014, Newcastle completed the spin-off of New Senior Investment Group Inc. ("New Senior") from Newcastle. The following table presents the carrying value of the assets and liabilities of New Senior, immediately preceding the November 6, 2014 spin-off.

November 6, 2014
Assets
Investment in senior housing real estate, net	$1,574,048
Intangibles, net	107,658
Cash and cash equivalents	245,246
Receivables and other assets	95,942
Total Assets	$2,022,894

Liabilities
Mortgage notes payable	$1,260,633
Accounts payable, accrued expenses and other liabilities	89,245
Total Liabilities	$1,349,878

Net Assets	$673,016

Newcastle initially reported its commercial real estate properties in Beavercreek, OH as held-for-sale as of September 30, 2014 and the properties continue to be reported as held-for-sale as of March 31, 2015. As a result of the spin-offs and the plan to sell the commercial real estate properties in Beavercreek, OH, the assets, liabilities and results of operations of those components of Newcastle’s operations that (i) were part of the spin-offs, and/or (ii) represent operations in which Newcastle has no significant continuing involvement, are presented separately in discontinued operations in Newcastle’s consolidated financial statements for all periods presented.
In April 2015, Newcastle closed on the sale of these properties (see Note 20).
With respect to the planned sale of the commercial real estate properties in Beavercreek, Ohio, the assets of discontinued operations include investments in other real estate in the amount of $6.6 million as of both March 31, 2015 and December 31, 2014 and cash and cash equivalents, restricted cash and receivables and other assets in the total amount of $0.3 million and $0.2 million as of March 31, 2015 and December 31, 2014, respectively. The liabilities of discontinued operations include $0.5 million of accounts payable, accrued liabilities and other liabilities, as of both March 31, 2015 and December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended March 31,
	2015	2014
Interest income	$—	$—
Interest expense	—	15,797
Net interest income (loss)	—	(15,797)

Media income	—	68,213
Rental income	499	52,890
Care and ancillary income	—	5,461
Total media, rental and other income	499	126,564

Media operating expenses	—	65,826
Property operating expenses	344	25,960
General and administrative expenses	29	7,552
Depreciation and amortization	11	27,488
Income tax (benefit) expense	—	(760)
Total expenses	384	126,066

Income (loss) from discontinued operations	$115	$(15,299)

Net income attributable to noncontrolling interests	$—	$522

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

4.   SEGMENT REPORTING AND VARIABLE INTEREST ENTITIES

Newcastle conducts its business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf properties and facilities (“Golf”) and (iv) corporate. With respect to the CDOs and other debt segments, Newcastle is generally entitled to receive net cash flows from these structures on a periodic basis.

The corporate segment consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the Management Agreement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle's segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended March 31, 2015
Interest income	$15,922	$12,595	$35	$4	$—	$(1,478)	$27,078
Interest expense	(2,583)	(9,579)	(5,097)	(946)	—	1,478	(16,727)
Inter-segment elimination	(1,478)	—	1,478	—	—	—	—
Net interest income (expense)	11,861	3,016	(3,584)	(942)	—	—	10,351
Impairment (reversal)	337	68	—	—	—	—	405
Operating revenues	—	—	60,826	—	—	—	60,826
Other income, net	530	(37)	8	—	—	—	501
Loan and security servicing expense	96	—	—	—	—	—	96
Operating expenses - golf (C)	—	—	52,971	—	—	—	52,971
Repairs and maintenance expenses - golf	—	—	1,966	—	—	—	1,966
Cost of sales - golf	—	—	6,053	—	—	—	6,053
General and administrative expense	—	—	249	1,428	—	—	1,677
Acquisition and transaction expenses (D)	—	—	36	—	—	—	36
Management fee to affiliate	—	—	—	2,668	—	—	2,668
Depreciation and amortization	—	—	6,753	—	—	—	6,753
Income tax expense	—	—	46	—	—	—	46
Income (loss) from continuing operations	11,958	2,911	(10,824)	(5,038)	—	—	(993)
Income from discontinued operations, net of tax	—	—	—	—	115	—	115
Net income (loss)	11,958	2,911	(10,824)	(5,038)	115	—	(878)
Preferred dividends	—	—	—	(1,395)	—	—	(1,395)
Net loss attributable to noncontrolling interests	—	—	181	—	—	—	181
Income (loss) applicable to common stockholders	$11,958	$2,911	$(10,643)	$(6,433)	$115	$—	$(2,092)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
March 31, 2015
Investments, net (E)	$440,436	$834,633	$316,049	$—	$—	$1,591,118
Cash and restricted cash	14,149	3,778	11,933	48,016	—	77,876
Other assets	1,575	2,100	33,637	136	—	37,448
Assets of discontinued operations	—	—	—	—	6,883	6,883
Total assets	456,160	840,511	361,619	48,152	6,883	1,713,325
Debt, net (E)	277,464	792,337	162,806	51,230	—	1,283,837
Other liabilities	1,386	6,352	158,406	16,246	—	182,390
Liabilities of discontinued operations	—	—	—	—	502	502
Total liabilities	278,850	798,689	321,212	67,476	502	1,466,729
Preferred stock	—	—	—	61,583	—	61,583
Noncontrolling interests	—	—	(145)	—	—	(145)
Equity attributable to common stockholders	$177,310	$41,822	$40,552	$(80,907)	$6,381	$185,158

Additions to investments in real estate excluding intangibles and other liabilities, net of other assets acquired	$—	$—	$385	$—	$—	$385

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended March 31, 2014
Interest income	$30,722	$16,952	$41	$11	$—	$(1,274)	$46,452
Interest expense	(6,128)	(12,663)	(3,698)	(955)	—	1,274	(22,170)
Inter-segment elimination	(1,274)	1,274	—	—	—	—	—
Net interest income (expense)	23,320	5,563	(3,657)	(944)	—	—	24,282
Impairment (reversal)	432	814	—	—	—	—	1,246
Operating revenues	—	—	62,632	—	—	—	62,632
Other income, net	13,610	2,198	—	—	—	—	15,808
Loan and security servicing expense	156	701	—	—	—	—	857
Operating expenses - golf (C)	—	—	57,129	—	—	—	57,129
Repairs and maintenance expenses - golf	—	—	2,518	—	—	—	2,518
Cost of sales - golf	—	—	5,956	—	—	—	5,956
General and administrative expense	—	—	307	2,095	—	—	2,402
Acquisition and transaction expenses (D)	—	—	775	387	—	—	1,162
Management fee to affiliate	—	—	—	5,893	—	—	5,893
Depreciation and amortization	—	—	5,826	37	—	—	5,863
Income tax expense	—	—	140	—	—	—	140
Income (loss) from continuing operations	36,342	6,246	(13,676)	(9,356)	—	—	19,556
Income from discontinued operations	—	—	—	—	(15,299)	—	(15,299)
Net income (loss)	36,342	6,246	(13,676)	(9,356)	(15,299)	—	4,257
Preferred dividends	—	—	—	(1,395)	—	—	(1,395)
Net loss attributable to non-controlling interests	—	—	139	$—	522	—	661
Income (loss) applicable to common stockholders	$36,342	$6,246	$(13,537)	$(10,751)	$(14,777)	$—	$3,523

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
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

(B)	The following table summarizes the investments and debt in the other debt segment:

	March 31, 2015
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Subprime mortgage loans subject to call options	$406,217	$406,217	$406,217	$406,217
Other
Unlevered real estate securities (F)	52,327	12,252	—	—
Levered real estate securities	389,056	409,037	386,120	386,120
Other investments	N/A	6,555	—	—
Residential mortgage loans	931	572	—	—
	$848,531	$834,633	$792,337	$792,337

(C)
Operating expenses-golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $1.1 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

(D)	Includes all transaction related and spin-off related expenses.

(E)	Net of $36.6 million of inter-segment eliminations.

(F)	Excludes eight securities with a zero value, which had an aggregate face amount of $113.8 million.

Variable Interest Entities (“VIEs”)

The consolidated variable interest entities ("VIEs") in which Newcastle has a significant interest include Newcastle’s CDOs, in which Newcastle has been determined to be the primary beneficiary and therefore consolidates them (with the exception of CDO V), since it has the power to direct the activities that most significantly impact the CDOs’ economic performance and would absorb a significant portion of their expected losses and receive a significant portion of their expected residual returns. Newcastle’s CDOs are held in special purpose entities whose debt is treated as non-recourse secured borrowings of Newcastle.

The following table presents certain assets of VIEs, which are included in the Consolidated Balance Sheets. The assets in the table below include those assets that can only be used to settle obligations of consolidated VIEs, and are in excess of those obligations. Additionally, the assets in the table below exclude intercompany balances that eliminate in consolidation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

	March 31, 2015
	(Unaudited)	December 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$219,475	$219,490
Real estate related and other loans, held-for-sale, net	197,251	230,200
Residential mortgage loans, held-for-sale, net	3,164	3,211
Subprime mortgage loans subject to call option	406,217	406,217
Other investments	20,546	20,308
Restricted cash	14,149	11,790
Receivables and other assets	1,575	1,927
Assets of discontinued operations	6,883	6,803
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$869,260	$899,946

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

	March 31, 2015
	(Unaudited)	December 31, 2014
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$216,464	$227,673
Other bonds and notes payable	25,317	27,069
Financing of subprime mortgage loans subject to call option	406,217	406,217
Accounts payable, accrued expenses and other liabilities	1,386	2,391
Liabilities of discontinued operations	502	447
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$649,886	$663,797

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

As of March 31, 2015, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Newcastle had variable interests in the following unconsolidated VIEs at March 31, 2015, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle's Investment (C)
Newcastle CDO V	$115,835	$143,480	$8,538

(A)	Face amount.

(B)	Newcastle CDO V includes $42.4 million face amount of debt owned by Newcastle with a carrying value of $8.5 million at March 31, 2015.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

5. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2015, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS	$209,371	$207,761	$(65,861)	$141,900	$37,122	$(293)	$178,729	30	B	5.88%	11.01%	2.4	11.9%
Non-Agency RMBS	64,720	80,421	(54,589)	25,832	18,628	—	44,460	28	CCC	1.24%	10.08%	7.7	22.4%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
CDO (E)	14,466	—	—	—	8,538	—	8,538	2	CCC-	1.47%	0.00%	11.1	15.1%
Debt Security Total / Average (F)	$297,021	$295,829	$(128,097)	$167,732	$64,288	$(293)	$231,727	61	B-	4.68%	10.87%	3.9
Equity Securities		—	—	—	—	—	—	1
Total Securities, Available-for-Sale		$295,829	$(128,097)	$167,732	$64,288	$(293)	$231,727	62

FNMA/FHLMC	389,056	407,494	—	407,494	1,543	—	409,037	4	AAA	3.50%	2.72%	7.1	N/A
Total Securities, Pledged as Collateral (F)	$389,056	$407,494	$—	$407,494	$1,543	$—	$409,037	4

(A)	See Note 13 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle uses an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $113.8 million.

(F)	The total outstanding face amount was $0.6 billion for fixed rate securities and $0.1 billion for floating rate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2015, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $0.3 million with respect to real estate securities (gross of $0.2 million of other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of March 31, 2015.

		Amortized Cost Basis
Securities in	Outstanding		Other-than-					Number	Weighted Average
an Unrealized	Face	Before	Temporary	After	Gross Unrealized		Carrying	of				Life
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$3,823	$3,818	$(48)	$3,770	$—	$(293)	$3,477	3	CCC-	6.49%	7.05%	2.0
Twelve or More Months	—	—	—	—	—	—	—	—	—	—%	—%	—
Total	$3,823	$3,818	$(48)	$3,770	$—	$(293)	$3,477	3	CCC-	6.49%	7.05%	2.0

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	March 31, 2015
		Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	$ N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,383	1,649	(48)	(266)
Non credit impaired securities	2,094	2,121	—	(27)
Total debt securities in an unrealized loss position	$3,477	$3,770	$(48)	$(293)

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

(B)
This amount is required to be recorded as other-than-temporary impairment through earnings. In measuring the portion of credit losses, Newcastle’s management estimates the expected cash flows for each of the securities.  This evaluation includes a review of the credit status and the performance of the collateral supporting those securities, including the credit of the issuer, key terms of the securities and the effect of local, industry and broader economic trends.  Significant inputs in estimating the cash flows include management’s expectations of prepayment speeds, default rates and loss severities.  Credit losses are measured as the decline in the present value of the expected future cash flows discounted at the investment’s effective interest rate.

(C)	This amount represents unrealized losses on securities that are due to non-credit factors and is required to be recorded through other comprehensive income.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the three months ended March 31, 2015:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,174)

Additions for credit losses on securities for which an OTTI was not previously recognized	(48)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	4,174

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(48)

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at March 31, 2015:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$28,315	13.5%	$20,229	27.6%
Northeastern U.S.	58,336	27.8%	18,903	25.8%
Southeastern U.S.	44,957	21.5%	16,215	22.2%
Midwestern U.S.	35,954	17.2%	9,743	13.3%
Southwestern U.S.	27,605	13.2%	8,094	11.1%
Other	10,825	5.2%	—	—%
Foreign	3,379	1.6%	—	—%
	$209,371	100.0%	$73,184	100.0%

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

In March 2015, we sold $380.4 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.72% for total proceeds of $398.4 million and repaid $385.6 million of repurchase agreements associated with these securities and we recognized a gain of approximately $5.9 million.

Additionally, in March 2015, we purchased $389.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.77% for total proceeds of $407.6 million. We financed this transaction with repurchase financing of $386.1 million.
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
MARCH 31, 2015
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

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at March 31, 2015. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$92,668	$65,862	6	8.56%	7.26%	1.2	60.6%	$12,000
Corporate Bank Loans	179,464	112,459	5	22.02%	13.25%	1.5	0.5%	—
B-Notes	21,621	18,891	1	12.00%	7.32%	3.4	0.0%	—
Whole Loans	39	39	1	7.48%	7.48%	0.1	0.0%	—
Total Real Estate Related and other Loans Held-for-Sale, Net	$293,792	$197,251	13	16.56%	10.92%	1.5	19.4%	$12,000

Residential Loans (D)	4,259	3,735	6	12.98%	1.91%	1.1	100.0%	766
Total Residential Mortgage Loans Held-for-Sale, Net	$4,259	$3,735	6	12.98%	1.91%	1.1	100.0%	$766

Subprime Mortgage Loans Subject to Call Option	$406,217	$406,217

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average life is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of March 31, 2015, $76.4 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

The following is a summary of real estate related and other loans by maturities at March 31, 2015:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Delinquent (2)	$12,000	$—	1
Period from April 1, 2015 to December 31, 2015	90,859	30,700	7
2016	—	—	—
2017	24,211	24,211	1
2018	21,621	18,891	1
2019	132,799	112,092	2
2020	—	—	—
Thereafter	12,302	11,357	1
Total	$293,792	$197,251	13

(1)	Based on the final extended maturity date of each loan investment as of March 31, 2015.

(2)	Includes loans that are non-performing, in foreclosure, or under bankruptcy.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2014	$230,200	$3,854
Interest accrued to principal balance	4,954	—
Principal paydowns	(39,263)	(50)
Valuation (allowance) reversal on loans	(289)	(68)
Accretion of loan discount and other amortization	1,649	—
Other	—	(1)
Balance at March 31, 2015	$197,251	3,735

The following is a rollforward of the related loss allowance.

	Held-For-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2014	$(75,926)	$(154)
Charge-offs	—	—
Valuation (allowance) reversal on loans	(289)	(68)
Balance at March 31, 2015	$(76,215)	$(222)

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at March 31, 2015:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$24,314	20.3%	$957	22.5%
Northeastern U.S.	11,352	9.5%	523	12.3%
Southeastern U.S.	39,073	32.6%	2,640	62.0%
Midwestern U.S.	1,702	1.4%	139	3.2%
Southwestern U.S.	4,547	3.8%	—	—%
Foreign	38,757	32.4%	—	—%
	$119,745	100.0%	$4,259	100.0%
Other	174,047	(A)
	$293,792
 (A)    Primarily includes corporate bank loans which are not directly secured by real estate assets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at March 31, 2015:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$311,133	$437,380	$748,513
Loans subject to call option (carrying value)	$299,176	$107,041	$406,217
Retained interests (fair value) (B)	$2,960	$—	$2,960

(A)	Average loan seasoning of 116 months and 98 months for Subprime Portfolios I and II, respectively, at March 31, 2015.

(B)
The retained interests include retained bonds of the securitizations with negligible monthly interest cash flows until principal payment is available. The fair value of which is estimated based on pricing service quotation. Newcastle’s retained interests were written off in 2010. The weighted average yield of the retained bonds was 21.25% as of March 31, 2015.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of March 31, 2015:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$311,133	$437,380
Weighted average coupon rate of loans	5.71%	4.63%
Delinquencies of 60 or more days (UPB) (A)	$73,706	$150,239
Net credit losses for the three months ended March 31, 2015	$6,070	$5,147
Cumulative net credit losses	$278,100	$342,243
Cumulative net credit losses as a % of original UPB	18.5%	31.5%
Percentage of ARM loans (B)	50.5%	63.8%
Percentage of loans with original loan-to-value ratio >90%	10.6%	17.1%
Percentage of interest-only loans	2.0%	4.5%
Face amount of debt (C)	$307,133	$437,380
Weighted average funding cost of debt (D)	0.53%	0.44%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at March 31, 2015.

(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the three months ended March 31, 2015 and 2014.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN OTHER REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate related to its Golf business:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Golf
Land	$90,324	$—	$90,324	$90,324	$—	$90,324
Buildings and improvements	140,752	(20,973)	119,779	139,949	(17,729)	122,220
Furniture, fixtures and equipment	22,756	(7,757)	14,999	23,621	(5,544)	18,077
Capital leases - equipment	6,547	(709)	5,838	6,528	(547)	5,981
Construction in progress	3,109	—	3,109	2,681	—	2,681
Investments in Other Real Estate	$263,488	$(29,439)	$234,049	$263,103	$(23,820)	$239,283

In March 2015, Golf entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop.

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its Golf business:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(29)	$671	$700	$(23)	$677
Leasehold intangibles (1)	50,275	(6,507)	43,768	50,275	(5,206)	45,069
Management contracts	37,650	(5,833)	31,817	37,650	(4,666)	32,984
Internally-developed software	800	(200)	600	800	(160)	640
Membership base	5,214	(935)	4,279	5,214	(748)	4,466
Nonamortizable liquor license	865	—	865	850	—	850
Total Intangibles	$95,504	$(13,504)	$82,000	$95,489	$(10,803)	$84,686
(1) The amortization expense for leasehold intangibles is reported in operating expense - golf on the consolidated statements of operations.

Intangible assets are amortized on a straight-line basis over the following estimated useful lives: 30-40 years for trade name; 9-27 years for leasehold intangibles; 2-26 years for management contracts (the actual contractual terms of the corresponding lease agreements); 5 years for internally-developed software and 7 years for the membership base.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

9.    RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle's receivables and other assets:

	March 31, 2015	December 31, 2014
Accounts receivable, net	$7,864	$7,369
Prepaid expenses	7,625	6,639
Interest receivable	2,145	2,324
Deposits	7,354	7,339
Inventory	5,477	4,964
Miscellaneous assets, net (1)	6,983	6,556
	$37,448	$35,191

(1)
In the first quarter of 2015, Newcastle adopted ASU 2015-03 (see Note 2) which requires retrospective application to all prior periods. Accordingly, "Miscellaneous assets, net" is reduced by $0.4 million for deferred financing costs as of December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

10.   DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations and related hedges at March 31, 2015:

	March 31, 2015
										Collateral					Aggregate
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Life (Years)	Floating Rate Face Amount (C)	Notional Amount of Current Hedges
CDO Bonds Payable
CDO VI (D)	Apr 2005	$92,576	$92,576	Apr 2040	0.87%		0.87%	4.8	$89,005	$96,288	$35,093	$67,432	4.8	$28,869	$—
CDO VIII	Nov 2006	71,813	71,727	Nov 2052	2.13%		6.56%	1.7	64,213	192,392	134,997	144,945	1.8	52,220	57,903
CDO IX	May 2007	51,371	52,161	May 2052	0.77%		0.21%	1.5	51,371	273,680	217,877	228,059	2.3	35,946	—
		215,760	216,464				2.59%	3.0	204,589	562,360	387,967	440,436	2.5	117,035	57,903
Other Bonds and Notes Payable
NCT 2013-VI IMM-1 (E)	Nov 2013	28,563	25,317	Apr 2040	LIBOR+0.25%		6.87%	2.2	28,563	N/A	N/A	N/A	N/A	N/A	—
		28,563	25,317				6.87%	2.2	28,563	N/A	N/A	N/A	N/A	N/A	—
Repurchase Agreements (F)
CDO securities (E)	Mar 2015	35,683	35,683	Apr 2015	LIBOR+1.65%		1.83%	0.1	35,683	N/A	N/A	N/A	N/A	N/A	—
FNMA/FHLMC Securities	Mar 2015	386,120	386,120	Apr 2015	0.37%		0.37%	0.1	—	389,056	407,494	409,037	7.1	—	—
		421,803	421,803				0.49%	0.1	35,683	389,056	407,494	409,037	7.1	—	—
Golf Credit Facilities (G)
First Lien Loan	Dec 2013	51,423	51,308	Dec 2017	LIBOR+4.00%	(H)	4.58%	2.8	51,423	N/A	N/A	N/A	N/A	N/A	—
Second Lien Loan	Dec 2013	105,575	105,339	Dec 2017	5.50%		5.58%	2.8	—	N/A	N/A	N/A	N/A	N/A	—
Vineyard II	Dec 1993	200	200	Dec 2043	2.11%		2.11%	28.7	200	N/A	N/A	N/A	N/A	N/A	—
Capital Leases (Equipment)	May 2014 - Mar 2015	5,959	5,959	Sep 2020	4.80% to 7.15%		6.77%	5.5	—	N/A	N/A	N/A	N/A	N/A	—
		163,157	162,806				5.30%	2.9	51,623	N/A	N/A	N/A	N/A	N/A	—
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,230	Apr 2035	7.57%	(I)	7.36%	20.1	—	N/A	N/A	N/A	N/A	N/A	—
		51,004	51,230				7.36%	20.1	—	N/A	N/A	N/A	N/A	N/A	—
Subtotal debt obligations		880,287	877,620				2.49%	2.6	$320,458	$951,416	$795,461	$849,473	4.4	$117,035	$57,903
Financing on subprime mortgage loans subject to call option (J)		406,217	406,217
Total debt obligations		$1,286,504	$1,283,837
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)
Including the effect of applicable hedges and deferred financing cost. For fixed rate mortgage notes payable, the weighted average funding cost is calculated based on the average rate during the three months ended March 31, 2015.

(C)	Excluding restricted cash held in CDOs to be used for principal and interest payments of CDO debt.

(D)
This CDO was not in compliance with its applicable over collateralization tests as of March 31, 2015. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the foreseeable future.

(E)	Represents financings of previously repurchased Newcastle CDO bonds for which the collateral is eliminated in consolidation.

(F)
These repurchase agreements had $0.1 million of accrued interest payable at March 31, 2015. Approximately $386.3 million face amount of these repurchase agreements were renewed subsequent to March 31, 2015. The counterparties on these repurchase agreements are Bank of America ($35.7 million) and Nomura ($386.1 million). Newcastle has margin exposures on a total of $421.8 million repurchase agreement related to the financing of certain Newcastle CDO VIII, CDO IX notes and FNMA/FHLMC securities. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity.

(G)
The golf credit facilities are collateralized by all of the assets of the Golf business. The carrying value of the golf credit facilities are reported net of deferred financing costs of $0.4 million as of March 31, 2015.

(H)	Interest rate based on 3 month LIBOR with a LIBOR floor of 0.5%.

(I)	LIBOR +2.25% after April 2016.

(J)	Issued in April 2006 and July 2007 and secured by the general credit of Newcastle. See Note 6 regarding the securitizations of Subprime Portfolio I and II.

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflows that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As of March 31, 2015, CDO VI was not in compliance with its over collateralization tests and as a result, Newcastle’s cashflows and liquidity were negatively impacted due to the failure. Based upon Newcastle's current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future.

In March 2015, Newcastle sold Agency RMBS with a face amount of approximately $380.4 million at an average price of 104.72% for a gain of $5.9 million and repaid associated repurchase agreements. Also in March 2015, Newcastle financed $389.1 million face amount of purchased FNMA/FHLMC securities with repurchase agreements with carrying value of $386.1 million as of March 31, 2015. These repurchase agreements bear interest at 0.37%, mature in April 2015 and are subject to customary margin provisions.

As of March 31, 2015, Newcastle has unused borrowing capacity of $3.1 million on the golf credit facilities.

The Golf business leases certain golf carts and other equipment under capital leases. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 60 to 66 months with a purchase price option at the termination of the lease.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2015 are as follows:

April 1, 2015 - December 31, 2015	$1,005
2016	1,340
2017	1,340
2018	1,340
2019	1,437
2020 and thereafter	671
Total minimum lease payments	7,133
Less: imputed interest	1,174
Present value of net minimum lease payments	$5,959

Newcastle’s non-CDO financings and golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of March 31, 2015.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle's accounts payable, accrued expenses and other liabilities:

	March 31, 2015	December 31, 2014
Accounts payable and accrued expenses	$31,389	$35,854
Membership deposit liabilities	81,605	79,678
Deferred revenue	23,380	29,322
Security deposit payable	8,022	5,293
Unfavorable leasehold interests	6,057	6,443
Derivative liabilities	4,639	4,328
Accrued rent	2,675	2,605
Due to affiliates	1,919	1,125
Miscellaneous liabilities	13,803	14,742
	$173,489	$179,390

12.	DERIVATIVES

Newcastle's derivative instruments are comprised of interest rate swaps and TBAs. The table below presents the fair value of the derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014:

		Fair Value
		March 31, 2015	December 31, 2014
	Balance Sheet Location
Derivative liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$1,287	$1,963
Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	—	334
TBAs, not designated as hedges	Accounts payable, accrued expenses and other liabilities	3,352	2,031
		$4,639	$4,328

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended March 31,
	Income Statement Location	2015	2014
Cash flow hedges
Deferred hedge gain (loss) reclassified from AOCI into earnings	Interest expense	19	13
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	(708)	(1,280)
Amount of unrealized gain (loss) recognized in OCI on derivatives (effective portion)	None	(33)	(77)

Non-hedge derivatives
Gain recognized related to interest rate swaps	Other income (loss)	292	2,075
Gain recognized related to linked transactions	Other income (loss)	—	10,673
Gain (loss) recognized related to TBAs	Other income (loss)	(1,321)	—
Gain (loss) on settlement of TBAs	Gain (loss) on settlement of investments, net	(4,871)	—

The following table presents additional information about cash flow hedge transactions:

	March 31, 2015	December 31, 2014
Cash flow hedges
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	79	78
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	(1,705)	(1,730)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

13.   FAIR VALUE

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of Newcastle’s financial instruments at March 31, 2015:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$231,727	$231,727	Broker/counterparty quotations, pricing services, pricing models
Real estate securities, pledged as collateral	409,037	409,037	Broker/counterparty quotations
Real estate related and other loans, held-for-sale, net	197,251	213,822	Broker/counterparty quotations, pricing services, pricing models
Residential mortgage loans, held-for-sale, net	3,735	3,889	Broker/counterparty quotations
Subprime mortgage loans subject to call option (B)	406,217	406,217	(B)
Restricted cash	21,874	21,874
Cash and cash equivalents	56,002	56,002

Liabilities
CDO bonds payable (D)	$216,464	$121,112	Pricing models
Other bonds and notes payable (D)	25,317	26,212	Broker quotations, pricing models
Repurchase agreements	421,803	421,803	Market comparables
Credit facilities and obligations under capital leases	162,806	162,806	Pricing models
Financing of subprime mortgage loans subject to call option (B)	406,217	406,217	(B)
Junior subordinated notes payable	51,230	39,257	Pricing models
Interest rate swaps, treated as hedges (C)	1,287	1,287	Counterparty quotations
Non-hedge derivatives (C)	3,352	3,352	Counterparty quotations

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

(B)	Represents an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6).

(C)	Represents derivative liabilities including interest rate swaps and TBA forward contracts (Note 12).

(D)
Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized. Assets held within CDOs and other non-recourse structures are generally not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations	Market Quotations	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
CMBS	$178,729	$—	$178,729	$—	$178,729
Non-Agency RMBS	44,460	—	44,460	—	44,460
CDO (A)	8,538	—	—	8,538	8,538
Equity securities	—	—	—	—	—
Real estate securities, available-for-sale total	$231,727	$—	$223,189	$8,538	$231,727

Real estate securities, pledged as collateral:
FNMA/FHLMC	409,037	409,037	—	—	409,037
Real estate securities, pledged as collateral total	$409,037	$409,037	$—	$—	$409,037

Liabilities
Derivative liabilities:
Interest rate swaps, treated as hedges	$1,287	$1,287	$—	$—	$1,287
Interest rate swaps and TBAs, not treated as hedges	3,352	3,352	—	—	3,352
Derivative liabilities total	$4,639	$4,639	$—	$—	$4,639

(A)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $113.8 million as of March 31, 2015.

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by Newcastle for assets and liabilities measured at fair value on a recurring basis as of March 31, 2015. This table excludes inputs used to measure fair value that are not developed by Newcastle, such as broker prices and other third-party pricing service valuations.

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
CDO	—	8,538	7.4%	3.6%	21.7%	73.6%
Total	$—	$8,538

All of the inputs used in the table have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class (e.g., CMBS projections are developed differently than home equity ABS projections)but conform to industry conventions.  Newcastle uses assumptions that generate its best estimate of future cash flows of each respective security.

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

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2015 as follows:

	CMBS	Non-Agency RMBS	Equity/Other Securities	Total
Balance at December 31, 2014	$178,763	45,035	$7,956	$231,754
Total gains (losses)
Included in net income (A)	(48)	—	—	(48)
Included in other comprehensive income (loss)	1,392	(1,189)	582	785
Amortization included in interest income	1,803	2,098	—	3,901
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	—	—
Proceeds from repayments	(3,181)	(1,484)	—	(4,665)
Balance at March 31, 2015	$178,729	44,460	$8,538	$231,727

(A)	These gains (losses) are recorded in the following line items in the consolidated statements of operations:

Three Months Ended March 31, 2015
Gain (loss) on settlement of investments, net	$—
Other income (loss), net	—
OTTI, net	(48)
Total	$(48)

Gain (loss) on settlement of investments, net, from investments transferred into Level 3 during the period	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Non-Recurring Fair Value Measurements - Loans

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

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of March 31, 2015:

			Significant Input
			Range		Weighted Average
	Carrying	Fair	Discount	Loss	Discount	Loss
Loan Type	Value	Value	Rate	Severity	Rate	Severity
Mezzanine	$65,862	$66,956	5.0%-20.0%	0%-100%	8.6%	27.9%
Bank Loan	112,459	127,936	15.0%-29.3%	0%-100%	22.0%	25.7%
B-Note	18,891	18,891	12.0%	0.0%	12.0%	0.0%
Whole Loan	39	39	7.5%	0.0%	7.5%	0.0%
Total Real Estate Related and other Loans Held-for-Sale, Net	$197,251	$213,822

			Significant Input (Weighted Average)

	Carrying	Fair	Discount	Prepayment	Constant	Loss
Loan Type	Value	Value	Rate	Speed	Default Rate	Severity
Residential Loans	3,735	3,889	13.0%	0.2%	18.2%	4.9%
Total Residential Mortgage Loans, Held-for-Sale, Net	$3,735	$3,889

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

Liabilities for Which Fair Value Is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy		Valuation Techniques and Significant Inputs
CDO bonds payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Underlying security and loan prepayment, default and cumulative loss expectations
		●	Amount and timing of expected future cash flows
		●	Market yields and credit spreads implied by comparisons to transactions of similar tranches of CDO debt by the varying levels of subordination

Other bonds and notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Broker quotations
		●	Market yields and credit spreads implied by comparisons to transactions of similar tranches of securitized debt by the varying levels of subordination

Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant variables include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Collateral funding spreads

Golf credit facilities	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Credit spread of golf

Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields and the credit spread of Newcastle

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

14.   EQUITY AND EARNINGS PER SHARE

A. Stockholder's Equity

The following is a summary of the changes in Newcastle's outstanding options for the three months ended March 31, 2015:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Outstanding at December 31, 2014	5,500,599	$4.26
Granted	—	—
Exercised	—	—
Expired	54,999	14.92
Forfeited	—	—
Outstanding at March 31, 2015	5,445,600	$4.15	7.7

Exercisable at March 31, 2015	3,824,013	$3.82	7.1

As of March 31, 2015, Newcastle’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	114,479	4,833,961	4,948,440
Issued to the Manager and subsequently transferred to certain of the Manager's employees	30,182	466,645	496,827
Issued to the independent directors	333	—	333
Total	144,994	5,300,606	5,445,600
Weighted average strike price	$14.62	$3.86	$4.15

On March 16, 2015, Newcastle declared a quarterly dividend of $0.12 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended March 31, 2015. Dividends totaling $9.4 million were paid in April 2015.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

B. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2015	2014
Numerator for basis and diluted earnings per share:
(Loss) Income from continuing operations after preferred dividends and noncontrolling interests	$(2,207)	$18,822
Income (loss) from discontinued operations, net of tax	115	(15,299)
(Loss) Income Applicable to Common Stockholders	$(2,092)	$3,523

Denominator:
Denominator for basic earnings per share - weighted average shares	66,425	58,576
Effect of dilutive securities
Options	—	1,936
Denominator for diluted earnings per share - adjusted weighted average shares	66,425	60,512

Basic earnings per share:
(Loss) Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.03)	$0.32
Income (loss) from discontinued operations per share of common stock	$—	$(0.26)
(Loss) Income Applicable to Common Stock, per share	$(0.03)	$0.06

Diluted earnings per share:
(Loss) Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.03)	$0.31
Income (loss) from discontinued operations per share of common stock	$—	$(0.26)
(Loss) Income Applicable to Common Stock, per share	$(0.03)	$0.06

Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. Newcastle’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2015 and 2014, Newcastle had 2,547,086 and 284,295 antidilutive options. During the three months ended March 31, 2015, based on the treasury stock method, Newcastle had 1,069,463 potentially dilutive common stock equivalents which were excluded due to Newcastle's loss position. During the three months ended March 31, 2014, Newcastle had 1,935,545 dilutive common stock equivalents, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interests.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

15.   COMMITMENTS AND CONTINGENCIES

Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at March 31, 2015, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

In March 2015, Golf entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop.

16. INCOME TAXES

The provision for income taxes (including discontinued operations) consists of the following:

	Three Months Ended March 31,
	2015	2014
Current:
Federal	$46	$72
State and Local	12	61
Total Current Provision	$58	$133
Deferred:
Federal	$(10)	$(240)
State and Local	(2)	(513)
Total Deferred Provision	$(12)	$(753)

Provision for income taxes from continuing operations	$46	$140
Provision (benefit) for income taxes from discontinued operations	$—	$(760)
Total Provision (benefit) for Income Taxes	$46	$(620)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2015 are presented below:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$374	$366
Depreciation and amortization	15,392	13,938
Accrued expenses	1,271	2,006
Net operating losses	29,058	26,543
Other	2,367	2,365
Total deferred tax assets	48,462	45,218
Less valuation allowance	(31,138)	(27,434)
Net deferred tax assets	$17,324	$17,784
Deferred tax liabilities:
Leaseholds	17,270	17,741
Total deferred tax liabilities	$17,270	$17,741
Net deferred income tax assets (A)	$54	$43

(A)	Recorded in Receivables and Other Assets on the consolidated balance sheets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of March 31, 2015 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

17.   GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended March 31,
	2015	2014
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$5,886	$2,334
Settlement of TBAs	(4,871)	—
	$1,015	$2,334
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$(1,029)	$12,748
Collateral management fee income, net	193	265
Equity (deficit) in earnings of equity method investees	314	(39)
Loss on disposal of long-lived assets	(183)	(2)
Other income	191	502
	$(514)	$13,474

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

18. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended March 31,
Income Components	Location	2015	2014
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$(48)	$—
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	5,886	2,334
		$5,838	$2,334
Net realized gain (loss) on derivatives designated as cash flow hedges
Amortization of deferred gain	Interest expense	$19	$13
Realized loss reclassified from AOCI into income, related to effective portion	Interest expense	(708)	(1,280)
		$(689)	$(1,267)

Total reclassifications		$5,149	$1,067

19.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Three Months Ended March 31,
	2015	2014
Restricted cash generated from sale of securities	$—	$548
Restricted cash generated from paydowns on securities and loans	$42,745	$141,348
Restricted cash used for repayments of CDO bonds payable	$13,704	$137,831

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2015
(dollars in tables in thousands, except share data)

20.   RECENT ACTIVITIES

These financial statements include a discussion of material events, if any, that have occurred subsequent to March 31, 2015 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

In April 2015, Newcastle closed on the sale of its commercial real estate properties in Beavercreek, OH for $7.0 million, net of closing costs and recognized a net gain on the sale of these assets of approximately $0.3 million. In addition, Newcastle repaid the related debt on this property of $6.0 million held within CDO IX, which was eliminated in consolidation.

On May 7, 2015, and pursuant to the anti-dilution provisions of the Option Plans (as defined herein), Newcastle’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance of additional options, and the number of additional options to be issued will be determined so as to restore the loss in value that would otherwise occur in the absence of an equitable adjustment as a result of the 2014 return of capital distributions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Newcastle Investment Corp. (and its subsidiaries, “Newcastle” or the “Company”.) The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

GENERAL

Newcastle is a real estate investment trust (“REIT”) that focuses on opportunistically investing in, and actively managing, a variety of real estate-related and other investments. Newcastle is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress (the “Manager”). Newcastle's common stock is traded on the New York Stock Exchange under the symbol "NCT".

Our portfolio currently consists of real estate debt and golf investments. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ appropriate capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to grow investments organically and through acquisitions into standalone businesses to enhance returns.

Our debt business consists of assets of $440.4 million financed in CDOs whereby Newcastle is the manager, as well as $834.6 million of other real estate securities and assets.

Our Golf business includes 88 properties in the United States that we lease, own or manage.  Since the acquisition of our Golf business in December 2013, we have sought to enhance the value of our Golf business by hiring a new senior management team to optimize the portfolio and focus on revenues and earnings growth.  In addition, we believe that our golf portfolio is highly scalable, and we could potentially grow through acquisitions of related businesses.

We report our business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf properties and facilities (“Golf”), and (iv) corporate.

Revenues attributable to each segment, as revised for previously reported periods, are disclosed below (in thousands):

	Debt Investments
	CDOs	Other Debt	Golf	Corporate	Total
For the three months ended March 31, 2015
Revenues	$15,922	$12,595	$60,861	$4	$89,382	(1)
Inter-segment elimination	(1,478)	—	—	—	(1,478)
Revenues, net	$14,444	$12,595	$60,861	$4	$87,904
For the three months ended March 31, 2014
Revenues	$30,722	$16,952	$62,673	$11	$110,358	(2)
Inter-segment elimination	(1,274)	—	—	$—	$(1,274)
Revenues, net	$29,448	$16,952	$62,673	$11	$109,084

(1)	Excludes $0.5 million of revenue included in discontinued operations related to the planned sale of commercial real estate.

(2)	Excludes $126.6 million of revenue included in discontinued operations related to senior housing, media and the planned sale of commercial real estate.

Unless otherwise noted, the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects only the business segments that remain part of our business following the spin-offs of New Media Investment Group Inc. ("New Media") and New Senior Investment Group Inc. ("New Senior") in 2014 and the sale of the commercial real estate properties in Beavercreek, OH.

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. During 2014, we successfully accessed the capital markets, issuing 7,654,166 shares for total net proceeds of $197.9 million under our shelf registration statement filed with the Securities and Exchange Commission ("SEC") in June 2012. However, rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

Debt Investments

Both short-term and long-term rates remain at historical lows. We project short– and long– term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

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

In addition, our investments in residential mortgage backed securities ("RMBS"), commercial mortgage backed securities ("CMBS"), CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. We monitor these investments and analyze the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the deconsolidation of an entity that otherwise would have been consolidated.

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

See Note 13 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of March 31, 2015.

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

We generally classify the broker and pricing service quotations we receive as level 3 inputs, except for certain liquid securities. Such quotations are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $632.2 million carrying value of securities valued using quotations as of March 31, 2015, a 100 basis point change in credit spreads would impact estimated fair value by approximately $23.3 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness, as well as historical performance. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended March 31, 2015, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2014.

For securities valued with internal models, which have an aggregate fair value of $8.5 million as of March 31, 2015, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$14,466

Fair value	$8,538

Effect on fair value with 10% unfavorable change in:
Discount rate	$(283)
Prepayment rate	$(259)
Default rate	$(293)
Loss severity	$(345)

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

We do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of March 31, 2015, we had 2 securities with a carrying amount of $2.3 million that had been downgraded during the period ended March 31, 2015, and we did not record an other-than-temporary impairment charge on these securities for the period ended March 31, 2015. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale, except when a paydown or sale has happened in the period. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 6 to our consolidated financial statements in Part I, Item 1, “Financial Statements.”

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

Intangible Assets

We assess the potential impairment of intangible assets with indefinite lives on an annual basis, or if an event occurs or circumstances change between annual tests that indicate that it is more likely than not that the asset is impaired. We perform our impairment test by comparing the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

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

Membership Deposit Liabilities

In our Golf business, private country club members pay an advance initiation fee upon their acceptance as a member to the relevant country club. Initiation fees are generally deposits which are refundable 30 years after the date of acceptance as a member. The difference between the amount paid by the member (net of incremental direct costs, primarily commissions) and the net present value of the future refund obligation is deferred and recognized on a straight-line basis over the estimated average expected life of an active membership (currently seven years), and included in deferred revenue. The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of operations. The determination of the estimated average expected life of an active membership involves significant judgment and estimation.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for Newcastle in the first quarter of 2016 and early adoption is permitted. Newcastle is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.  The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective in the first quarter of 2016 and early adoption is permitted. Newcastle elected to early adopt this new guidance effective for the first quarter of 2015 to simplify presentation of debt issuance costs and has applied the changes retrospectively to all periods presented. Accordingly, "Receivables and other assets" excludes deferred financing costs and "Credit facilities and obligations under capital leases" is reported net of deferred financing costs of $0.4 million as of both March 31, 2015 and December 31, 2014 in the Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table summarizes the changes in our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Interest income	$27,078	$46,452	(19,374)	(41.7)%
Interest expense	16,727	22,170	(5,443)	(24.6)%
Net interest income	10,351	24,282	(13,931)	(57.4)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	357	1,246	(889)	(71.3)%
Other-than-temporary impairment on securities, net	48	—	48	N.M
Total impairment (reversal)	405	1,246	(841)	(67.5)%
Net interest income after impairment/reversal	9,946	23,036	(13,090)	(56.8)%

Operating Revenues	60,826	62,632	(1,806)	(2.9)%

Other Income (Loss)
Gain on settlement of investments, net	1,015	2,334	(1,319)	(56.5)%
Other income (loss), net	(514)	13,474	(13,988)	(103.8)%
Total other income	501	15,808	(15,307)	(96.8)%
Expenses
Loan and security servicing expense	96	857	(761)	(88.8)%
Operating expenses - golf (including repairs and maintenance expense)	54,937	59,647	(4,710)	(7.9)%
Cost of sales - golf	6,053	5,956	97	1.6%
General and administrative expense (including acquisition and transaction expense)	1,713	3,564	(1,851)	(51.9)%
Management fee to affiliate	2,668	5,893	(3,225)	(54.7)%
Depreciation and amortization	6,753	5,863	890	15.2%
Total expenses	72,220	81,780	(9,560)	(11.7)%

(Loss) Income from continuing operations before income tax	$(947)	$19,696	$(20,643)	(104.8)%

N.M. – Not meaningful.

Interest Income

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Interest income decreased by $19.4 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to (i) a $10.1 million net decrease as a result of the paydowns of real estate related loans in CDOs VIII and IX during 2014, (ii) a $6.1 million decrease as a result of the sale of the manufactured housing portfolio during 2014, (iii) a decrease of $4.9 million due to the sale of securities in our CDOs during 2014. These were offset by an increase of $1.7 million related to the addition of Agency RMBS and increased recoveries from defaulted securities held on balance sheet.

Interest Expense

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Interest expense decreased by $5.4 million primarily due to: (i) a $2.5 million decrease in swap interest expense due to a lower notional balance in 2015 compared to 2014, (ii) a $1.8 million decrease in the other debt segment primarily due to the payoff of the debt following the sale of the manufactured housing loan portfolio in May 2014, and (iii) a $1.1 million decrease in the CDO segment due to paydowns of CDO debt as a result of paydowns and sales of assets in 2014.

Valuation Allowance (Reversal) on Loans

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The valuation allowance (reversal) on loans change of $0.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily due to a $0.1 million value change related to our real estate related loans and a $0.8 million value change related to our residential mortgage loan portfolio.

Other-than-temporary Impairment on Securities, Net

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

We recorded other-than-temporary impairments on 1 security for less than $0.1 million in the three months ended March 31, 2015 compared to no other-than-temporary impairment recorded in the three months ended March 31, 2014.
Operating Revenues

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The operating revenues decreased by $1.8 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to: (i) a $0.8 million decrease in golf course operations revenue due to 5 golf property lease terminations during 2014, (ii) a $0.5 million decrease in sale of food and beverages-golf due to a catered event which occurred in January 2014, and (iii) a $0.5 million decrease in other golf revenue due to facility rentals related to a catered event which occurred in January 2014.

Gain on Settlement of Investments, Net

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The net gain on settlement of investments decreased by $1.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, we recorded a gain of $5.9 million on the sale of Agency RMBS which was offset by $4.9 million of losses associated with the settlement of derivatives. During the three months ended March 31, 2014, we recorded a gain of $1.9 million on the sale of the FNMA/FHLMC securities and a gain of $0.4 million on the sale of a debt security.

Other Income, Net

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Other income decreased by $14.0 million primarily due to: (i) a $1.8 million decrease of income recognized on non-hedge derivatives due to declining notional swap balances, (ii) a $10.7 million decrease of income recognized on linked transactions that paid off in 2014, (iii) a $1.3 million decrease in income related to the change in mark-to-market of TBA derivatives, and (iv) a decrease of $0.5 million decrease related to income recognized on the payoff of a real estate related loan in January 2014. This was partially offset by an increase of $0.3 million of income earned on equity method investments.

Loan and Security Servicing Expense

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Loan and security servicing expense decreased by $0.8 million primarily due to the paydown and sale of securities and loans in our CDOs and the sale of the residential manufactured housing and whole loan portfolios in 2014.

Operating Expenses - Golf (including Repairs and Maintenance Expense)

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The operating expenses - golf decreased by $4.7 million primarily due to: (i) a $2.8 million decrease of operating expenses for 5 golf property leases terminated during 2014, (ii) a $1.3 million decrease of operating expenses related to a catered event which occurred in January 2014, and (iii) a $0.6 million decrease in overhead costs primarily due to organizational restructuring.

Cost of Sales - Golf

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

There was no significant change in cost of sales -golf during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

General and administrative expense decreased by $1.9 million primarily due to a decrease of transaction related expenses in the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Management Fee to Affiliate

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Management fees decreased by $3.2 million primarily due to a decrease in gross equity as a result of the New Media spin-off in February 2014 and the New Senior spin-off in November 2014. This was partially offset by an increase in gross equity as a result of our public offering of common stock in August 2014.

Depreciation and Amortization

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Depreciation and amortization increased by $0.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to: (i) a $0.6 million increase of amortization from the write-off of intangible liabilities resulting from terminated golf property leases and lease modifications, and (ii) a $0.3 million increase of depreciation for additional golf capital leases in 2015.

Segment Results

Comparison of Golf Results of Operations for the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Golf course operations	$38,954	$39,772	$(818)	(2.1)%
Sales of food and beverages - golf	13,012	13,539	(527)	(3.9)%
Other golf revenue	8,860	9,321	(461)	(4.9)%
Interest income	35	41	(6)	(14.6)%
Total revenues	60,861	62,673	(1,812)	(2.9)%

Expenses
Operating expenses - golf (including repairs and maintenance expense)	54,937	57,129	(4,710)	(7.9)%
Cost of sales - golf	6,053	5,956	97	1.6%
General and administrative expense (including acquisition and transaction expense)	285	1,082	(797)	(73.7)%
Depreciation and amortization	6,753	5,826	927	15.9%
Interest expense	3,619	3,698	(79)	(2.1)%
Total expenses	71,647	76,209	(4,562)	(6.0)%

Other gain (loss), net	8	—	8	N.M

Loss from continuing operations before income tax	$(10,778)	$(13,536)	$2,758	(20.4)%

N.M. – Not meaningful.

Golf Course Operations
Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Golf course operations decreased by $0.8 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to 5 golf property lease terminations during 2014.

Sales of Food and Beverages - Golf

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Sales of food and beverages - golf decreased by $0.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a catered event which occurred in January 2014.
Other Golf Revenue
Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Other golf revenue decreased by $0.5 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to facility rentals related to a catered event which occurred in January 2014.

Interest Income
Three months ended March 31, 2015 compared to the three months ended March 31, 2014

There was no significant change in interest income during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Operating Expenses - Golf (including Repairs and Maintenance Expense)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Operating expenses - golf decreased by $4.7 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to: (i) a $2.8 million decrease of operating expenses for 5 golf property leases terminated during 2014, (ii) a $1.3 million decrease of operating expenses related to a catered event which occurred in January 2014, and (iii) a $0.6 million decrease in overhead costs primarily due to organizational restructuring.

Cost of Sales - Golf

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

There was no significant change in cost of sales - golf during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
General and Administrative Expense (including Acquisition and Transaction Expense)
Three months ended March 31, 2015 compared to the three months ended March 31, 2014

General and administrative expense decreased by $0.8 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to non-recurring professional fees incurred in 2014 related to the Golf acquisition.
Depreciation and Amortization
Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Depreciation and amortization increased by $0.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to: (i) a $0.6 million increase of amortization from the write-off of intangible liabilities resulting from golf property lease terminations and lease modifications and (ii) a $0.3 million increase of depreciation for additional capital leases in 2015.
Interest Expense
Three months ended March 31, 2015 compared to the three months ended March 31, 2014

There was no significant change in interest expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we believe we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flows provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, capital expenditures, hedging activity, potential margin calls and operating expenses. In addition, we may have additional cash requirements with respect to incremental investments. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.
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

Cash flows provided by operations constitutes a critical component of our liquidity. Essentially, our cash flows provided by operations is equal to (i) revenues received from our Golf business, plus (ii) the net cash flows from our CDOs that have not failed their over collateralization or interest coverage tests, plus (iii) the net cash flows from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iv) operating expenses (primarily management fees, professional fees, insurance and taxes), less (v) interest on the junior subordinated notes payable and debt related to our Golf segment, and less (vi) preferred dividends.

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) amortization of favorable and unfavorable leasehold intangibles in Golf property operating expenses made as part of the purchase price adjustments during the acquisition of the Golf business in December 2013, (iii) accretion of the Golf membership liabilities in interest expense, (iv) gains and losses from sales of assets financed with CDOs, (v) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (vi) unrealized gains or losses on our non-hedge derivatives, (vii) the non-cash gains or losses associated with our early extinguishment of debt, (viii) depreciation and amortization, and (ix) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

REIT Distribution Requirements

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. On November 6, 2014, we distributed, in a taxable distribution, 100% of the common stock of New Senior Investment Group Inc. with a value of $1.2 billion for tax purposes. As a result, we do not believe that there will be any additional REIT distribution requirements for the year ended December 31, 2014. As of December 31, 2014, we estimate a loss carryforward, inclusive of net operating loss and capital loss, of approximately $644.1 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively. In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards to reduce our future taxable income and potentially increases our related REIT distribution requirement. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year or future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of April 27, 2015 are set forth below:

•	Cash – We had approximately $43 million cash to invest;

•
Margin Exposure and Recourse Financings – We have margin exposure on a $35.7 million repurchase agreement related to the financing of certain senior notes issued by Newcastle CDO VIII and CDO IX and $386.3 million related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	April 27, 2015	March 31, 2015	December 31, 2014
CDO Securities	$35,683	$35,683	$55,894
FNMA/FHLMC securities	386,299	386,120	385,282
Total recourse financings	$421,982	$421,803	$441,176

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at March 31, 2015 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Debt Investment
Commercial Assets
CMBS	$209	$142	12.7%	$179	30	B	2.4
Mezzanine Loans	93	66	5.9%	66	6	101%	1.2
B-Notes	22	19	1.7%	19	1	92%	3.4
Whole Loans	1	1	0.1%	1	1	0%	0.1
CDO Securities (4)	14	—	—%	9	2	CCC-	11.1
Other Investments (5)	27	27	2.4%	27	1	—	—
Total Commercial Assets	366	255	22.8%	301			2.5

Residential Assets
Residential Loans	4	4	0.4%	4	6	726	1.1
Non-Agency RMBS	65	26	2.3%	44	28	CCC	7.7
Real Estate ABS	8	—	—%	—	1	C	—
	77	30	2.7%	48			6.6
FNMA/FHLMC	389	407	36.3%	409	4	AAA	7.1
Total Residential Assets	466	437	39.0%	457			7.0

Corporate Assets
Corporate Bank Loans	179	112	10.0%	112	5	D	1.5
Total Corporate Assets	179	112	10.0%	112			1.5

Total Debt Investments	1,011	804	71.8%	870			4.5
Other Investments
Golf Investment (6)	359	316	28.2%	316

Total Portfolio/Weighted Average	$1,370	$1,120	100.0%	$1,186

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (7)				406
Cash and restricted cash				78
Assets of discontinued operations				7
Other				36
GAAP total assets				$1,713

WA – Weighted average, in all tables.

See notes on next page.

(1)	Net of impairment.

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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $113.8 million.

(5)	Represents an equity investment in a real estate owned property.

(6)	Face amount of the golf investment represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization.

(7)
Our subprime mortgage loans subject to call option are excluded from the presentation of our consolidated investment portfolio because they represent an option, not an obligation, to repurchase loans and the option is a noneconomic interest until exercised, and is offset by a liability in an amount equal to the GAAP asset on the consolidated balance sheet.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at March 31, 2015:

Weighted average asset yield	8.26%
Weighted average funding cost	1.42%
Net interest spread	6.84%

The net interest spread increased from 6.14% at December 31, 2014 to 6.84% at March 31, 2015 primarily due to the termination of an interest rate swap which historically generated a funding cost of 4.85%.

The net interest spread of our portfolio of debt investments can be impacted by (i) the timing and extent of changes in the composition of our portfolio as a result of purchases and sales of assets or the repayment of debt, including our CDO debt, repurchase agreements and other bonds, and the incurrence of new debt, (ii) the yields on new investments, which varies depending on the credit quality of the issuer, and (iii) changes in our estimates of the yields on securities acquired at a discount for credit quality, which management assesses on a quarterly basis. For instance, the net interest spread of our debt investments increases if we sell assets with lower yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale or refinancing) that has a higher interest rate relative to other financing on our portfolio assuming no other changes to the composition of our portfolio. Conversely, the net interest spread of our portfolio decreases if we sell assets with higher yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale) that has a lower interest rate relative to other financing on our portfolio assuming no other changes to the composition of our portfolio. Management continually monitors market conditions to opportunistically effect purchases and sales of debt investments.

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC+	4	$4,694	$4,642	3.3%	$4,394	13.0%	55.1%	1.9
2004	B-	3	11,535	7,371	5.2%	11,026	15.3%	29.7%	4.2
2005	B	7	57,434	24,923	17.5%	42,656	7.6%	18.0%	1.5
2006	CCC+	7	52,370	35,417	25.0%	41,494	6.6%	10.5%	1.1
2007	CCC+	3	13,237	2,707	1.9%	3,184	5.8%	7.8%	0.5
2010	BB-	2	23,000	22,618	15.9%	24,873	0.0%	0.0%	5.7
2011	BB+	4	47,101	44,222	31.2%	51,102	0.0%	4.3%	3.6
Total / WA	B	30	$209,371	$141,900	100.0%	$178,729	5.2%	11.9%	2.4

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2015.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (“REO”).

(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

Mezzanine Loans, B-Notes and Whole Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	6	$92,668	$65,862	77.7%	$65,862	85.8%	100.6%	12.9%
B-Notes	1	21,621	18,891	22.3%	18,891	83.4%	91.7%	0.0%
Whole Loans	1	39	39	0.0%	39	—%	0.2%	0.0%
Total/WA	8	$114,328	$84,792	100.0%	$84,792	85.3%	98.9%	10.5%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	2	CCC-	$14,466	$—	—%	$8,538	15.1%
TOTAL/WA		2	CCC-	$14,466	$—	—%	$8,538	15.1%

(A)	Represents non-consolidated CDO securities, excluding eight securities with a zero value, which had an aggregate face amount of $113.8 million.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2015.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (C)	Cumulative Loss to Date
Residential Loans Portfolio I	691	931	571	15.3%	571	1.7	646,357	82.3%	—%

Residential Loans Portfolio II	735	3,328	3,164	84.7%	3,164	1.0	83,950	—%	—%
Total / WA	726	$4,259	$3,735	100.0%	$3,735	1.1	$730,307	18.0%	—%

(A)	Based on original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans.

(C)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
Pre 2004	D	3	$906	$152	0.6%	$430	4.2%	3.9%
2004	B-	3	2,078	833	3.2%	1,864	6.4%	1.1%
2005	CCC-	15	36,129	7,503	29.0%	20,032	17.6%	3.8%
2006	B-	4	19,428	12,653	49.0%	16,831	32.2%	3.4%
2007	CCC+	3	6,179	4,691	18.2%	5,303	27.8%	4.1%
Total / WA	CCC	28	$64,720	$25,832	100.0%	$44,460	22.4%	3.6%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
Pre 2004	12.1	0.04	7.5%	17.2%	3.1%
2004	10.9	0.12	19.2%	6.3%	1.9%
2005	10.1	0.12	9.6%	20.5%	11.2%
2006	9.1	0.19	8.1%	23.1%	25.6%
2007	8.3	0.26	8.6%	21.0%	31.1%
Total / WA	9.7	0.15	9.4%	20.8%	17.0%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2015.

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

Agency ARM RMBS (FNMA/FHLMC Securities)

In March 2015, we sold $380.4 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.72% for total proceeds of $398.4 million, repaid $385.6 million of repurchase agreements associated with these securities and recognized a gain of approximately $5.9 million.

Additionally, in March 2015, we purchased $389.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.77% for total proceeds of $407.6 million. We financed this transaction with repurchase financing of $386.1 million.

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Resorts	NR	3	$166,246	$104,487	92.9%	104,487
Restaurant	D	2	13,218	7,972	7.1%	7,972
Total / WA	D	5	$179,464	$112,459	100.0%	$112,459

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2015.

Other Investments

Golf Investment

In December 2013, we restructured a debt investment that resulted in our acquisition of National Golf and American Golf. As of March 31, 2015, National Golf owns 27 golf properties and leases them to American Golf. American Golf also leases 50 golf properties owned by third parties and manages 11 golf properties owned by third parties. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

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

In March 2015, Golf entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop.

The following table summarizes certain information about our golf properties as of March 31, 2015:

	Number of Properties	Number of Golf Holes
Leased:
Public	44	828
Private	6	153
Total Leased	50	981
Owned:
Public	12	234
Private	15	306
Total Owned	27	540
Managed:	11	198
Total	88	1,719

Location
California	53	1,017
Florida	1	54
Georgia	10	171
Hawaii	1	18
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	5	108
Oklahoma	3	54
Oregon	4	90
Tennessee	2	36
Texas	3	54
Washington	1	18
	88	1,719

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 10 to our consolidated financial statements included herein, existing at March 31, 2015 (gross of $2.7 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2015 through December 31, 2015	$714	$421,803	$422,517
2016	1,010	—	1,010
2017	158,079	—	158,079
2018	1,157	—	1,157
2019	1,334	—	1,334
2020	663	—	663
Thereafter	650,740	51,004	701,744
Total	$813,697	$472,807	$1,286,504

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

As of March 31, 2015, Newcastle has a borrowing capacity of $3.1 million on the golf credit facilities.

Our non-CDO financings and golf credit facilities contain various customary loan covenants. We were in compliance with all of these covenants as of March 31, 2015. In addition, as of March 31, 2015, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and certain senior notes issued by Newcastle CDO VIII, CDO IX and Residential Mortgage Loans. All of the repurchase agreements have full recourse to Newcastle.

		Three Months Ended March 31, 2015
	Outstanding Balance at March 31, 2015	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$386,120	$386,136	$388,529	0.36%
CDO Securities	35,683	51,019	55,894	1.82%

The weighted average differences between the fair value of the assets and the face amount of financing of the FNMA/FHLMC and CDO securities repurchase agreements were 5% and 27% as of March 31, 2015.

Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flows that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flows and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts set forth are as of March 31, 2015 unless otherwise noted (dollars in thousands). For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flows set forth in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs in future quarters if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in Newcastle’s consolidated balance sheet.

	CDO VI	CDO VIII	CDO IX
Balance Sheet:
Assets Face Amount	$96,383	$285,728	$370,076
Assets Fair Value	67,528	218,541	303,501

Issued Debt Face Amount (1)	121,139	117,035	101,371
Derivative Net Liabilities Fair Value	—	1,240	—
Cash Receipts:
Quarterly net cash receipts (2)	$28	$410	$2,636

Collateral Composition (3):	Face	Fair Value		Face	Fair Value		Face	Fair Value
CMBS	$67,419	$52,257	B+	$42,000	$41,436	CCC-	$78,701	$84,926	BB+
ABS	28,869	15,176	C	27,605	25,579	B+	101	101	CCC
Bank Loans	—	—	—	85,870	56,105	D	99,594	77,831	D
Mezzanine Loans / B-Notes / Whole Loans	—	—	—	67,877	44,650	CCC-	121,389	77,862	CCC
CDO	—	—	—	62,062	50,457	D	33,160	31,150	CCC-
Residential Loans	—	—	—	—	—	—	3,328	3,268	NR
Other Investments	—	—	—	—	—	—	20,546	15,106	—
Cash from Principal Proceeds	95	95	—	314	314	—	13,257	13,257	—
Total	$96,383	$67,528	B-	$285,728	$218,541	CC	$370,076	$303,501	CCC

Collateral on Negative Watch (4)	$—			$—			$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Mar-2015 remittance
Cushion (Deficit) ($)	$(173,583)	$109,963	$173,683
As of Apr-2015 remittance
Cushion (Deficit) ($)	$(170,774)	$114,154	$178,351
Interest Coverage (6):
As of Mar-2015 remittance
Cushion (Deficit) (%)	34.3%	31.2%	274.9%
As of Apr-2015 remittance
Cushion (Deficit) (%)	39.7%	3.1%	193.5%
CDO Overview:
Effective	Aug-05	Mar-07	Jul-07
Reinvestment Period End (7)	Passed	Passed	Passed
Optional Call (8)	Passed	Passed	Passed
Auction Call (9)	Apr-15	Nov-16	May-17
WA Debt Spread (bps) (10)	45	135	183

See notes on next page.

(1)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended March 31, 2015. Cash receipts for this period include $0.3 million of senior collateral management fees, and may not be indicative of cash receipts for subsequent periods. Excluded from the quarterly net cash receipts was $27.4 million of unrestricted cash received from principal repayments on senior CDO bonds owned by Newcastle. This cash represents a return of principal and the realization of the difference between par and the discounted purchase price of these bonds. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral and includes CDO bonds of $95.2 million issued by Newcastle, bank loans of $6.0 million, collateralized by Newcastle real estate properties and a third party CDO security, and $74.9 million of mezzanine loans, which are eliminated in consolidation. The fair value of this CDO bond, bank loans and mezzanine loans was $81.6 million, $6.0 million and $36.6 million at March 31, 2015, respectively. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in March 2015 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flows and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before March 31, 2015 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the March 2015 remittance date, we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

(6)
Represents excess or deficiency under the applicable over collateralization or interest coverage tests to the first threshold at which cash flows would be redirected. We generally do not receive material cash flows from the junior classes of a CDO until a deficiency is corrected. Ratings downgrades of assets in our CDOs can negatively impact compliance with the over collateralization tests. Generally, the over collateralization test measures the principal balance of the specified pool of assets in a CDO against the corresponding liabilities issued by the CDO. However, based on ratings downgrades, the principal balance of an asset or of a specified percentage of assets in a CDO may be deemed reduced below their current balance to levels set forth in the related CDO documents for purposes of calculating the over collateralization test. As a result, ratings downgrades can reduce the principal balance of the assets used in the over collateralization test relative to the corresponding liabilities in the test, thereby reducing the over collateralization percentage. In addition, actual defaults of an asset would also negatively impact compliance with the over collateralization tests. Failure to satisfy an over collateralization test could result in the redirection of cashflows as described in footnote 5 above or, in certain circumstances, in our removal as manager of the applicable portfolio.

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of March 31, 2015 (dollars in thousands):

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO VI
Class I-MM	$323,000	$28,563	$—	$10,974	39,537	LIBOR + 0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR + 0.40%
Class II	33,000	24,001	—	10,435	34,436	LIBOR + 0.50%
Class III-FL	15,000	5,328	—	10,656	15,984	LIBOR + 0.80%
Class III-FX	5,000	—	—	7,055	7,055	5.67%
Class IV-FL	9,600	676	—	10,137	10,813	LIBOR + 1.70%
Class IV-FX	2,400	3,571	—	—	3,571	6.55%
Class V	21,000	—	—	33,723	33,723	7.81%
Preferred	32,000	—	—	32,000	32,000	N/A
	$500,000	$121,139	$—	$114,980	$236,119

CDO VIII
Class I-A	$462,500	$—	$—	$—	$—	LIBOR + 0.28%
Class I-AR	60,000	—	—	—	—	LIBOR + 0.34%
Class I-B	38,000	—	—	—	—	LIBOR + 0.36%
Class II	42,750	—	2,160	1,024	3,184	LIBOR + 0.42%
Class III	42,750	—	22,750	20,000	42,750	LIBOR + 0.50%
Class IV	28,500	—	—	—	—	LIBOR + 0.60%
Class V	28,500	28,500	—	—	28,500	LIBOR + 0.75%
Class VI	27,312	—	—	—	—	LIBOR + 0.80%
Class VII	21,375	—	—	—	—	LIBOR + 0.90%
Class VIII	22,563	11,063	8,250	3,250	22,563	LIBOR + 1.45%
Class IX-FL	6,000	6,000	—	—	6,000	LIBOR + 1.80%
Class IX-FX	7,600	7,600	—	—	7,600	6.80%
Class X	19,650	18,650	—	—	18,650	LIBOR + 2.25%
Class XI	26,125	—	—	24,125	24,125	LIBOR + 2.50%
Class XII	28,500	—	12,062	17,831	29,893	7.50%
Preferred	87,875	—	—	87,875	87,875	N/A
	$950,000	$71,813	$45,222	$154,105	$271,140

Continued on next page.

		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate
CDO IX
Class A-1	$379,500	$—	$—	$—	$—	LIBOR + 0.26%
Class A-2	115,500	16,246	—	30,085	46,331	LIBOR + 0.47%
Class B	37,125	35,125	—	2,000	37,125	LIBOR + 0.65%
Class C	33,000	—	—	—	—	LIBOR + 0.93%
Class D	20,625	—	—	—	—	LIBOR + 1.00%
Class E	24,750	—	—	24,750	24,750	LIBOR + 1.10%
Class F	18,562	—	—	18,562	18,562	LIBOR + 1.30%
Class G	18,562	—	—	11,262	11,262	LIBOR + 1.50%
Class H	21,656	—	8,751	9,305	18,056	LIBOR + 2.50%
Class J	21,656	—	21,656	—	21,656	LIBOR + 3.00%
Class K	19,593	—	19,593	—	19,593	LIBOR + 3.50%
Class L	23,718	—	—	23,718	23,718	7.50%
Class M	39,187	—	—	39,187	39,187	8.00%
Preferred	51,566	—	—	51,566	51,566	N/A
	$825,000	$51,371	$50,000	$210,435	$311,806

(1)	The amounts presented in these columns exclude the face amount of any canceled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

At March 31, 2015, we had 66,424,508 shares of common stock outstanding.

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

Our outstanding options at March 31, 2015 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	114,479	4,833,961	4,948,440
Issued to the Manager and subsequently transferred to certain of the Manager's employees	30,182	466,645	496,827
Issued to the independent directors	333	—	333
Total	144,994	5,300,606	5,445,600
Weighted average strike price	$14.62	$3.86	$4.15

Common Stock Dividends Paid

		Amount
Declared for the Period Ended	Paid	Per Share
March 31, 2015	April 2015	$0.12

Preferred Stock Dividends Paid

			Amount Per Share
Declared for the Period Ended	Paid	Series B	Series C	Series D
January 31, 2015	January 2015	$0.609	$0.503	$0.523
April 30, 2015	April 2015	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2015, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2014	$(1,817)	$67,682	$65,865
Net unrealized gain on securities	—	3,694	3,694
Reclassification of net realized gain on securities into earnings	—	(5,838)	(5,838)
Net unrealized loss on derivatives designated as cash flow hedges	(33)	—	(33)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	689	—	689
Accumulated other comprehensive income (loss), March 31, 2015	$(1,161)	$65,538	$64,377

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the three months ended March 31, 2015 in accumulative other comprehensive income primarily as a result of the sale of FNMA/FHLMC Agency RMBS, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges decreased for the three months ended March 31, 2015, primarily as a result of swap interest payments and decreasing swap notionals.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flows used by operating activities was $11.3 million for the three months ended March 31, 2015 compared to $4.6 million provided by operating activities for the three months ended March 31, 2014. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $2.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to lower interest proceeds from CDO VIII and IX, as a result of paydowns and sales in 2014 and increased interest expenses paid for additional repurchase agreements on retained CDO bonds.

•	Net cash receipts from our other debt portfolios decreased approximately $2.1 million primarily due to the sale of our manufactured housing loan portfolios.

•
Operating cash flows from our Golf business decreased by $4.6 million due to one-time expenses paid in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and a catered event that occurred in January 2014 that was not repeated in January 2015.

•	Increase of $1.5 million as a result of the spin-off of New Media in February 2014.

•	Reduction of $14.7 million as a result of the spin-off of New Senior in November 2014.

•
Management fees paid decreased approximately $4.8 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to a decrease in gross equity as a result of the spin-offs of New Media in February 2014 and New Senior in November 2014 which was partially offset by an increase in gross equity as a result of the public offerings of our common stock in August 2014.

•	A decrease of approximately $1.6 million in other operating expenses paid during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Investing Activities

Investing activities provided $28.3 million and $560.6 million during the three months ended March 31, 2015 and 2014, respectively. Uses of cash flows from investing activities consisted primarily of investments made in senior housing properties, golf properties and real estate securities. Proceeds from cash flows from investing activities consisted primarily of sale of investments and repayments from loans and securities.

Financing Activities

Financing activities used $34.7 million and $549.1 million during the three months ended March 31, 2015 and 2014, respectively. Borrowings under repurchase agreements and mortgage notes payable, return of margin deposits to our repurchase agreements and the public offerings of common stock served as the primary sources of cash flows from financing activities. Uses of cash flows from financing activities included the repayment of debt, deposits made on margin calls related to our repurchase agreements, proceeds contributed as part of the New Media spin-off, the payment of costs related to our common stock offerings and the payment of common and preferred dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we had the following material off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2015, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2014, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition we had the following material contractual obligations that we executed during the three months ended March 31, 2015:

•
In March 2015, Golf entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop.

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

Core earnings does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of our liquidity, and is not necessarily indicative of cash available to fund cash needs. For a further description of the differences between cash flows provided by operations and net income, see “ – Liquidity and Capital Resources” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited.

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended March 31,
	2015	2014
Income available for common stockholders	$(2,092)	$3,523
Add (Deduct):
Impairment (reversal)	405	1,246
Other (income) loss	(187)	(15,847)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations	11	34,123
Depreciation and amortization(A)	9,471	8,920
Acquisition, restructuring and spin-off related expenses	38	1,162
Core earnings	$7,646	$33,127

(A)
Including accretion of membership deposit liability of $1.4 million and $1.7 million and amortization of favorable and unfavorable leasehold intangibles of $1.3 million and $1.3 million in the three months ended March 31, 2015 and 2014, respectively. The accretion of membership deposit liability was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf.

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

As of March 31, 2015, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $1.6 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of March 31, 2015, a 100 basis point change in short term interest rates would impact our net book value by approximately $7.4 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of March 31, 2015, a 25 basis point movement in credit spreads would impact our net book value by approximately $2.7 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flows.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 13 to our consolidated financial statements included herein. For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the consolidated financial statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

The U.S. government has enacted legislation that enables government agencies to modify the terms of a significant number of residential and other loans to provide relief to borrowers without the applicable investor’s consent. These modifications allow for outstanding principal to be deferred, interest rates to be reduced, the term of the loan to be extended or other terms to be changed in ways that can permanently eliminate the cash flows (principal and interest) associated with a portion of the loan. These modifications are currently reducing, or in the future may reduce, the value of a number of our current or future investments, including investments in mortgage-backed securities. As a result, such loan modifications could negatively affect our business, results of operations and financial condition. Additional legislation intended to provide relief to borrowers may be enacted and could further harm our business, results of operations and financial condition.

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

The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments or to pursue separation transactions, such as the spin-offs of New Residential, New Media and New Senior. See “-Risks Related to Our Business-Our agreements with New Residential and New Senior may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential and New Senior for certain liabilities.” In addition to its management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our Manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our Manager has not received any incentive compensation from us since 2008. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments.

Our Manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 16, 2015, our board of directors adopted (subject to our stockholders' approval at our 2015 Annual Meeting of Stockholders) the 2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (the “2015 Plan”), as amended, which provides for 300,000 shares of our common stock to be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2015 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Newcastle Nonqualified Stock Option and Incentive Plan, the 2015 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our Manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Our golf business is subject to various risks that could have a negative impact on our financial results.

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP, the indirect parent of National Golf. National Golf owns 27 golf properties across 8 states, and leases these properties to American Golf, an affiliated operating company. American Golf also leases an additional 50 golf properties and manages 11 properties owned by third parties, respectively. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC, and therefore began consolidating these entities as of December 31, 2013.

We have not previously owned or operated a golf business, and there can be no assurance that we will be able to successfully manage this business. Our ability to attract and retain members and increase usage at our golf facilities is critical to the success of our Golf business, and there can be no assurance that we will be able to do so. See “-We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity.” Moreover, the golf industry generally has experienced a period of declining revenue and profitability. See “-We have invested in operating businesses in distressed industries, such as golf, and such investments are subject to operational and other business risks.”

Our Golf business is subject to various risks that may not apply to our other operations. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect the income generated by our facilities. The maintenance of satisfactory turf grass conditions on our golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of golf facilities in states (such as California, Georgia, and New York) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our Golf business. See “-A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our results of operations.”

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

We have retained, and may in the future retain or repurchase, subordinate classes of bonds issued by certain of our subsidiaries in our CDO financings. Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would generally result in principal and/or interest cash flows that would otherwise be distributed to more junior classes of securities (including those held by us) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, failure to satisfy the coverage tests could adversely affect our operating results and cash flows by temporarily or permanently directing funds that would otherwise come to us to holders of the senior classes of bonds. In addition, the redirected funds would be used to pay down financing, thereby reducing our future returns from the affected CDO. The ratings assigned to the assets in each CDO affect the results of the tests governing whether a CDO can distribute cash to the various classes of securities in the CDO. As a result, ratings downgrades of the assets in a CDO can result in a CDO failing its tests and thereby cause us not to receive cash flows from the affected CDO.

We had no assets in our consolidated CDOs as of March 31, 2015 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the March 2015 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2015, we had $421.8 million outstanding under repurchase agreement financings. These repurchase agreement obligations are with two counterparties.

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

In the event of a default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the outstanding principal and accrued but unpaid interest of the loan, which could adversely affect our financial condition, earnings and cash flows from operations. Foreclosure of a loan, particularly a commercial loan, or any other restructuring activities related to an investment, can be an expensive and lengthy process, which would negatively affect our anticipated return on the foreclosed loan or such other investment. In addition, as part of any foreclosure or other restructuring, we may acquire control of a property securing a defaulted loan, which would expose us to additional risks specific to the property, including, but not limited to, the risks related to any business conducted on such property. As part of a restructuring, we may also exchange our debt for, or otherwise acquire, equity of an entity, which may involve contested negotiations and expose us to risks associated with owning the entity.

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

We have acquired and may continue to acquire in the future certain loans that do not conform to conventional loan criteria applied by traditional lenders and are not rated or are rated as non-investment grade (for example, for investments rated by Moody’s Investors Service, ratings lower than Baa3, and for Standard & Poor’s, BBB- or below). The non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties or businesses underlying the loans, the borrowers’ credit history, the properties’ underlying cash flows or other factors. As a result, these loans have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to our stockholders. There are no limits on the percentage of unrated or non-investment grade assets we may hold in our portfolio.

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

Fixed rate securities and loans are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities and loans are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities and loans, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our debt securities and loan portfolios would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our debt securities portfolio would tend to increase. Such changes in the market value of our debt securities and loan portfolios may affect our net equity, net income or cash flows directly through their impact on unrealized gains or losses on available-for-sale securities, and therefore our ability to realize gains on such securities, or indirectly through their impact on our ability to borrow and access capital. During 2008 through the first quarter of 2009, credit spreads widened substantially. This widening of credit spreads caused the net unrealized gains on our securities, loans and derivatives, recorded in accumulated other comprehensive income or retained earnings, and therefore our book value per share, to decrease and resulted in net losses.

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

Our risk of litigation includes lawsuits that could be brought by users of our golf properties and property-level employees in our Golf business. For instance, we are subject to federal and state laws governing minimum wage requirements, overtime compensation, discrimination and family and medical leave. Any lawsuit alleging a violation of any such laws could result in a settlement or other resolution that requires us to make a substantial payment, which could have a material adverse effect on our financial condition and results of operations. In addition, accidents or injuries in connection with our golf properties could subject us to liability and reputational harm.

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

We completed the spin-off of New Senior in November 2014. The terms of the separation and distribution agreement dated October 16, 2014 between us and New Senior are substantially similar to the terms of the NRZ Separation and Distribution Agreement and therefore subjects us to similar risks.

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

In connection with the spin-off of New Residential, which was completed in May 2013, and the spin-off of New Senior which was completed in November 2014, we represented in the Separation Agreements that we have no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. We also covenanted in the Separation Agreements to generally use our reasonable best efforts to maintain our REIT status for each of our taxable years ending on or before December 31, 2014 in the case of New Residential) and December, 31, 2015 (in the case of New Senior). In the event of a breach of this representation or covenant, New Residential or New Senior, or both, may be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.

If New Residential failed to qualify as a REIT for 2013, or if New Senior failed to qualify as a REIT for 2014, it would significantly affect our ability to maintain our REIT status.

For federal income tax purposes we recorded approximately $600 million of gain as a result of the spin-off of New Residential in May 2013 and $450 million of gain as a result of the spin-off of New Senior in November 2014. If New Residential qualified for taxation as a REIT for 2013, and if New Senior so qualified for 2014, that gain is qualifying income for purposes of our REIT income tests in such years. If, however, New Residential failed to qualify as a REIT for 2013, or if New Senior failed to so qualify in 2014, that gain would be non-qualifying income for purposes of the 75% gross income test. Although New Residential and New Senior covenanted in their respective separation and distribution agreements to use reasonable best efforts to qualify as a REIT in 2013 and 2014, respectively, no assurance can be given that they so qualified. If New Residential or New Senior failed to qualify in such years, it could cause us to fail our REIT income tests for such years, which could cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.
Uncertainty exists with respect to the treatment of TBAs for purposes of the REIT asset and income tests.
We have invested in and may continue to invest in TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. In a dollar roll transaction, we exchange an existing TBA for another TBA with a different settlement date. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test.

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

We may experience issues regarding the characterization of income for tax purposes. For example, we may recognize significant ordinary income, which we would not be able to offset with capital losses, which would, in turn, increase the amount of income we would be required to distribute to stockholders in order to maintain our REIT status. We expect that this disconnect will occur in the case of one or more of our non-recourse financing structures, including off balance sheet structures such as our subprime securitizations and non-consolidated CDOs, where we incur capital losses on the related assets, and ordinary income from the cancellation of the related non-recourse financing if the ultimate proceeds from the assets are insufficient to repay such debt. Through March 31, 2015, no such cancellation of CDO debt had been effected as a result of losses incurred. However, we expect that such cancellation of indebtedness within our CDOs, consolidated or non-consolidated, may occur in the future. In the case of our subprime securitizations, $145.2 million of such cancellations had been effected through March 31, 2015, and we expect such cancellations will continue as losses are realized. This disconnect could also occur, and has occurred, as a result of the repurchase of our outstanding debt at a discount as the gain recorded upon the cancellation of indebtedness is characterized as ordinary income for tax purposes. We have repurchased our debt at a discount in the past, and we intend to attempt to do so in the future. During 2009 and 2010, we repurchased $787.8 million face amount of our outstanding CDO debt and junior subordinated notes at a discount, and recorded $521.1 million of gain. In compliance with tax laws, we had the ability to defer the ordinary income recorded as a result of this cancellation of indebtedness to future years and have deferred or intend to defer all or a portion of such gain for 2009 and 2010. While such deferral may postpone the effect of the disconnect on the ability to offset taxable income and losses, it does not eliminate it. Furthermore, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During the years ended 2013, 2012 and 2011, we repurchased $35.9 million, $34.1 million and $188.9 million face amount of our outstanding CDO debt and notes payable at a discount and recorded $4.6 million, $23.2 million and $81.1 million of gain for tax purposes, respectively (of which only $4.6 million, $24.1 million and $66.1 million of gain relating to $35.9 million, $39.3 million and $171.8 million face amount of debt repurchased, respectively, was recognized for GAAP purposes). During the year ended

December 31, 2014 and the three months ended March 31, 2015, we did not repurchase any of our outstanding CDO debt and notes payable. The elimination of the ability to defer the recognition of cancellation of indebtedness income introduces additional tax implications that may significantly reduce the economic benefit of repurchasing our outstanding CDO debt.

When we experience any of these disconnects, and to the extent that a distribution through stock dividends is not viable, we may not have sufficient cash flows to make the distributions necessary to satisfy our REIT distribution requirements, which would cause us to lose our REIT status and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future. Under current market conditions, this type of disconnect between taxable income and cash proceeds would be likely to occur at some point in the future if the current regulations that create the disconnect are not revised, but we cannot predict at this time when such a disconnect might occur.

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

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax of 4% on any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable REIT subsidiaries ("TRS"). Such subsidiaries will be subject to corporate level income tax at regular rates.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,424,508 shares or our common stock outstanding as of April 27, 2015. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

An increase in market interest rates may have an adverse effect on the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our common stock. For instance, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flows and our ability to service our indebtedness and pay distributions.

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

2.2
Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.2, filed on November 5, 2014).

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

10.4
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of September 17, 2014 (incorporated by reference to the Registrant's Report on Form 10-K, Exhibit 10.4, filed on March 2, 2015).

10.5
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant's Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015) .

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

May 8, 2015

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

May 8, 2015

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

May 8, 2015