Form 10-Q
period 2015-06-30
NEWCASTLE INVESTMENT CORP
filed 2015-08-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Common stock, $0.01 par value per share: 66,486,652 shares outstanding as of July 27, 2015.

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

•
changes in our asset portfolio and investment strategy, and potential changes in our ability to make distributions to our stockholders, as a result of the spin-off of our senior housing business or other factors;

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate securities, available-for-sale	$65,499	$231,754
Real estate securities, pledged as collateral	208,041	407,689
Real estate related and other loans, held-for-sale, net	141,826	230,200
Residential mortgage loans, held-for-sale, net	3,527	3,854
Subprime mortgage loans subject to call option	404,149	406,217
Investments in other real estate, net of accumulated depreciation	231,268	239,283
Intangibles, net of accumulated amortization	79,702	84,686
Other investments	19,925	26,788
Cash and cash equivalents	114,338	73,727
Restricted cash	3,385	15,714
Receivables from brokers, dealers and clearing organizations	392,289	—
Receivables and other assets	39,724	35,191
Assets of discontinued operations	53	6,803
Total Assets	$1,703,726	$1,761,906

Liabilities and Equity
Liabilities
CDO bonds payable	$92,693	$227,673
Other bonds and notes payable	9,871	27,069
Repurchase agreements	375,704	441,176
Credit facilities and obligations under capital leases	165,006	161,474
Financing of subprime mortgage loans subject to call option	404,149	406,217
Junior subordinated notes payable	51,228	51,231
Dividends payable	8,907	8,901
Payables to brokers, dealers and clearing organizations	207,732	—
Accounts payable, accrued expenses and other liabilities	160,692	179,390
Liabilities of discontinued operations	—	447
Total Liabilities	$1,475,982	$1,503,578

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2015 and December 31, 2014	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,476,285 and 66,424,508 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	665	664
Additional paid-in capital	3,172,297	3,172,060
Accumulated deficit	(3,042,901)	(3,041,880)
Accumulated other comprehensive income	36,294	65,865
Total Newcastle Stockholders' Equity	227,938	258,292
Noncontrolling interests	(194)	36
Total Equity	$227,744	$258,328

Total Liabilities and Equity	$1,703,726	$1,761,906

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$24,265	$29,893	$51,343	$76,345
Interest expense	16,950	20,328	33,677	42,498
Net interest income	7,315	9,565	17,666	33,847
Impairment/(Reversal)
Valuation allowance (reversal) on loans	4,317	1,526	4,674	2,772
Other-than-temporary impairment on securities	9,128	—	9,472	—
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	234	—	(62)	—
Total impairment (reversal)	13,679	1,526	14,084	2,772
Net interest income after impairment/reversal	(6,364)	8,039	3,582	31,075
Operating Revenues
Golf course operations	48,778	50,513	87,732	90,285
Sales of food and beverages - golf	20,944	19,923	33,956	33,462
Other golf revenue	13,081	12,301	21,941	21,622
Total operating revenues	82,803	82,737	143,629	145,369
Other Income (Loss)
Gain on settlement of investments, net	26,776	40,435	27,791	42,769
Gain (loss) on extinguishment of debt	489	(3,410)	489	(3,410)
Other income (loss), net	2,108	4,682	1,594	18,156
Total other income	29,373	41,707	29,874	57,515
Expenses
Loan and security servicing expense	118	408	214	1,265
Operating expenses - golf	65,438	66,482	120,375	126,129
Cost of sales - golf	9,108	8,807	15,161	14,763
General and administrative expense	3,487	4,767	5,200	8,331
Management fee to affiliate	2,674	5,296	5,342	11,189
Depreciation and amortization	7,119	6,317	13,872	12,180
Total expenses	87,944	92,077	160,164	173,857
Income from continuing operations before income tax	17,868	40,406	16,921	60,102
Income tax expense	27	4	73	144
Income from continuing operations	17,841	40,402	16,848	59,958
Income (loss) from discontinued operations, net of tax	524	(8,504)	639	(23,803)
Net Income	18,365	31,898	17,487	36,155
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Net loss attributable to noncontrolling interests	49	29	230	690
Income Applicable to Common Stockholders	$17,019	$30,532	$14,927	$34,055

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income Applicable to Common Stock, per share (1)
Basic	$0.26	$0.52	$0.22	$0.58
Diluted	$0.25	$0.50	$0.22	$0.56
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests (1)
Basic	$0.25	$0.67	$0.22	$0.99
Diluted	$0.24	$0.65	$0.21	$0.96
Income (Loss) from discontinued operations per share of common stock (1)
Basic	$0.01	$(0.15)	$0.01	$(0.41)
Diluted	$0.01	$(0.15)	$0.01	$(0.41)
Weighted Average Number of Shares of Common Stock Outstanding (1)
Basic	66,426,980	58,599,666	66,425,751	58,587,691
Diluted	69,204,717	60,477,084	69,055,495	60,493,844
Dividends Declared per Share of Common Stock (1)	$0.12	$0.60	$0.24	$1.20
(1) All per share amounts and shares outstanding for all periods reflect the 1-for-3 reverse stock split, which was effective after the close of trading on August 18, 2014 and the 1-for-2 reverse stock split, which was effective after the close of trading on October 22, 2014.

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$18,365	$31,898	$17,487	$36,155
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(6,610)	3,889	(2,572)	8,477
Reclassification of net realized (gain) loss on securities into earnings	(22,694)	(15,698)	(28,876)	(18,032)
Net unrecognized gain and pension prior service cost (discontinued operations)	—	—	—	9
Net unrealized gain (loss) on derivatives designated as cash flow hedges	(27)	(75)	(60)	(152)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	1,248	904	1,937	2,171
Other comprehensive (loss) income	(28,083)	(10,980)	(29,571)	(7,527)
Total comprehensive (loss) income	$(9,718)	$20,918	$(12,084)	$28,628
Comprehensive (loss) income attributable to Newcastle stockholders' equity	$(9,669)	$20,947	$(11,854)	$29,318
Comprehensive loss attributable to noncontrolling interests	$(49)	$(29)	$(230)	$(690)

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comp.	Total Newcastle Stockholders'	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Equity - December 31, 2014	2,463,321	$61,583	66,424,508	$664	$3,172,060	$(3,041,880)	$65,865	$258,292	$36	$258,328

Dividends declared	—	—	—	—	—	(18,738)	—	(18,738)	—	(18,738)

Issuance of common stock (directors)	—	—	51,777	1	237	—	—	238	—	238

Comprehensive income (loss)

Net income (loss)	—	—	—	—	—	17,717	—	17,717	(230)	17,487

Other comprehensive loss	—	—	—	—	—	—	(29,571)	(29,571)	—	(29,571)

Total comprehensive income (loss)								(11,854)	(230)	(12,084)

Equity - June 30, 2015	2,463,321	$61,583	66,476,285	$665	$3,172,297	$(3,042,901)	$36,294	$227,938	$(194)	$227,744

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$17,487	$36,155
Adjustments to reconcile net income to net cash provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	13,883	62,913
Accretion of discount and other amortization	1,997	(10,074)
Net interest income on investments accrued to principal balance	(11,485)	(11,054)
Non-cash directors' compensation	238	200
Valuation allowance on loans	4,674	2,772
Other-than-temporary impairment on securities	9,410	—
Straight-lining of rental income	—	(12,138)
Equity in earnings from equity method investments, net of distributions	(642)	(289)
Gain on settlement of investments (net)	(27,877)	(42,735)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(293)	(16,862)
Loss/(gain) on extinguishment of debt	(489)	3,410
Change in:
Restricted cash	(1,055)	1,941
Receivables and other assets	(1,765)	6,572
Accounts payable, accrued expenses and other liabilities	(18,670)	(4,587)
Net cash (used in) provided by operating activities	(14,587)	16,224
Cash Flows From Investing Activities
Principal repayments from investments	112,084	189,723
Purchase of real estate securities	(415,917)	—
Proceeds from sale of investments	406,269	763,336
Acquisition and additions of investments in real estate	(1,934)	(237,197)
Change in restricted cash from investing activities	56,774	—
Deposits paid on investments	—	(650)
Net cash provided by investing activities	157,276	715,212
Cash Flows From Financing Activities
Repurchases of CDO bonds payable	(10,983)	—
Borrowings under debt obligations	391,752	103,065
Repayments of debt obligations	(462,180)	(763,347)
Margin deposits under repurchase agreements and derivatives	(60,046)	(12,277)
Return of margin deposits under repurchase agreements and derivatives	60,531	12,277
Issuance of common stock	—	240
Contribution of cash to New Media/New Residential upon spin-off	—	(23,845)
Common stock dividends paid	(15,942)	(70,290)
Preferred stock dividends paid	(2,790)	(2,790)
Payment of deferred financing costs	—	(2,491)
Proceeds (payments) from settlement of derivative instruments	(2,555)	—
Net cash used in financing activities	(102,213)	(759,458)
Net (Decrease) Increase in Cash and Cash Equivalents	40,476	(28,022)
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	73,727	42,721
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	135	63,223
Cash and Cash Equivalents, End of Period	$114,338	$77,922

Cash and Cash Equivalents of Continuing Operations, End of Period	$114,338	$29,928
Cash and Cash Equivalents of Discontinued Operations, End of Period	$—	$47,994
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$260	$1,153
Cash paid during the period for interest expense	$10,129	$39,409
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$7,977	$35,171
Additions to capital lease assets and liabilities	$2,634	$—
Reduction of Assets and Liabilities relating to the spin-off of New Media
Property, plant and equipment, net	$—	$266,385
Goodwill and intangibles, net	$—	$271,350
Restricted cash	$—	$6,477
Receivables and other assets	$—	$101,940
Credit facilities, media	$—	$177,955
Accounts payable, accrued expenses and other liabilities	$—	$100,695
 See notes to consolidated financial statements

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
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

Approximately 1.0 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at June 30, 2015. In addition, Fortress, through its affiliates, held options to purchase approximately 5.1 million shares of Newcastle’s common stock at June 30, 2015.

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

As of June 30, 2015, Newcastle's significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
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

Private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the consolidated statements of operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years.

The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheet and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of operations.

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
JUNE 30, 2015
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

Newcastle designated certain of its derivatives, and in some cases re-designated all or a portion thereof as hedges. As a result of these designations, in the cases where the originally hedged items were still owned by Newcastle, the unrealized gain or loss was recorded in accumulated other comprehensive income as a deferred hedge gain or loss and is being amortized over the life of the hedged item.

As of June 30, 2015, Newcastle did not have any interest rate swaps.  Newcastle terminated two interest rate swaps in connection with the liquidation of CDO VIII and the interest rate swap in CDO VI matured in March 2015.

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
Newcastle also transacts in the to be announced mortgage backed securities ("TBA") market. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. Newcastle primarily engages in TBA transactions for purposes of managing interest rate risk and market risk associated with our investment strategies.  For example, Newcastle takes short positions in TBAs to offset - to varying degrees - changes in the values of our Agency residential mortgage backed securities ("RMBS") investments for which we have exposure to interest rate volatility; therefore, these derivatives may, to some extent, be economically effective as hedges.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Newcastle typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, Newcastle may "roll" its TBA positions, whereby we may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. Newcastle accounts for its TBA transactions as non-hedge instruments, with changes in market value recorded on the statement of operations. As of June 30, 2015, Newcastle held TBA contracts consisting of four short contracts totaling $600.0 million notional amount and three long contracts totaling $400.0 million notional amount of Agency RMBS.
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
BALANCE SHEET MEASUREMENT
Investments in CDO Servicing Rights - In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three and six months ended June 30, 2015, Newcastle recorded $0.1 million and $0.2 million of servicing rights amortization and no servicing rights impairment. As of June 30, 2015, Newcastle’s servicing assets had a carrying value of $0.9 million, which is reported within receivables and other assets.
Investments in Other Real Estate, Net - Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value and appreciably extend the useful life of an asset are capitalized. Fees and costs incurred in the successful negotiation of leases are deferred and amortized on a straight-line basis over the terms of the respective leases. With respect to golf course improvements (included in buildings and improvements), only costs associated with original construction, significant replacements, or the addition of new trees, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. Expenditures for repairs and maintenance are expensed as incurred.
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Depreciation is calculated using the straight-line method based on the lesser of the lease term or the following estimated useful lives:

Buildings and improvements	10-30 years
Furniture, fixtures and equipment	3-10 years
Capital leases - equipment	4-6 years
Intangibles - Intangible assets relating to the Golf business consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to Newcastle when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf property. The management contract intangible represents Newcastle’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued utilizing a discounted cash flow methodology under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents Newcastle’s relationship with its private golf club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the weighted average remaining useful life of the private memberships.

Amortization of leasehold intangible assets is included within operating expense - golf and amortization of all other intangible assets is included within depreciation and amortization on the consolidated statements of operations.

Other Investment - Newcastle owns 23% of equity interest in a commercial real estate project which is recorded as an equity method investment. As of June 30, 2015 and December 31, 2014, the carrying value of this investment was $19.9 million and $26.8 million, respectively.  Newcastle evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the investee, the length of time and the extent to which the market value of the investment has been less than cost and the intent and ability of Newcastle to retain its investment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB decided to defer the effective date by one year though the FASB still needs to issue an ASU to make the change, the standard will be effective for annual and interim periods beginning after December 15, 2017, however all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. We are currently reviewing the guidance to determine the impact to the consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.  The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective in the first quarter of 2016 and early adoption is permitted. Newcastle elected to early adopt this new guidance effective for the first quarter of 2015 to simplify presentation of debt issuance costs and has applied the changes retrospectively to all periods presented. Accordingly, "Receivables and other assets" excludes deferred financing costs and "Credit facilities and obligations under capital leases" is reported net of deferred financing costs of $0.3 million and $0.4 million as of June 30, 2015 and December 31, 2014, respectively in the Consolidated Balance Sheets.

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

3.   DISCONTINUED OPERATIONS

On February 13, 2014, Newcastle completed the spin-off of New Media Investment Group Inc. ("New Media") from Newcastle.
On November 6, 2014, Newcastle completed the spin-off of New Senior Investment Group Inc. ("New Senior") from Newcastle.
In April 2015, Newcastle closed the sale of its commercial real estate properties in Beavercreek, OH for $7.0 million, net of closing costs, and recognized a net gain on the sale of these assets of approximately $0.3 million. In addition, Newcastle repaid the related debt on this property of $6.0 million held within CDO IX, which was eliminated in consolidation.

As a result of the spin-offs and the sale of the commercial real estate properties in Beavercreek, OH (which was initially reported as held-for-sale as of September 30, 2014), the assets, liabilities and results of operations of those components of Newcastle’s operations that (i) were part of the spin-offs, and/or (ii) represent operations in which Newcastle has no significant continuing involvement, are presented separately in discontinued operations in Newcastle’s consolidated financial statements for all periods presented.
With respect to the sale of the commercial real estate properties in Beavercreek, OH, the assets of discontinued operations include zero investments in other real estate as of June 30, 2015 and $6.6 million as of December 31, 2014, and cash and cash equivalents, restricted cash and receivables and other assets in the total amount of $0.1 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively. There were no liabilities of discontinued operations as of June 30, 2015. The liabilities of discontinued operations include accounts payable, accrued liabilities and other liabilities of $0.5 million as of December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income	$—	$—	$—	$—
Interest expense	—	13,592	—	29,389
Net interest income (loss)	—	(13,592)	—	(29,389)

Media income	—	—	—	68,213
Rental income	50	54,595	549	107,485
Care and ancillary income	—	5,666	—	11,127
Gain on settlement of investments	318	—	318	—
Other income (loss)	—	(22)	—	(22)
Total media, rental and other income	368	60,239	867	186,803

Media operating expenses	—	—	—	65,826
Property operating expenses	(157)	26,459	187	52,419
General and administrative expenses (A)	1	4,911	30	12,463
Depreciation and amortization	—	23,245	11	50,733
Income tax (benefit) expense	—	536	—	(224)
Total expenses	(156)	55,151	228	181,217

Income (loss) from discontinued operations	$524	$(8,504)	$639	$(23,803)

Net income attributable to noncontrolling interests	$—	$—	$—	$522

(A)	Includes acquisition and spin-off related expenses of $3.4 million and $10.7 million for the three and six months ended June 30, 2014.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle's segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Six Months Ended June 30, 2015
Interest income	$29,607	$24,660	$72	$9	$—	$(3,005)	$51,343
Interest expense	(5,313)	(19,173)	(10,305)	(1,891)	—	3,005	(33,677)
Inter-segment elimination	(3,005)	—	3,005	—	—	—	—
Net interest income (expense)	21,289	5,487	(7,228)	(1,882)	—	—	17,666
Impairment (reversal)	12,206	1,878	—	—	—	—	14,084
Operating revenues	—	—	143,629	—	—	—	143,629
Other income (loss), net	30,271	(177)	(228)	8	—	—	29,874
Loan and security servicing expense	214	—	—	—	—	—	214
Operating expenses - golf (C)	—	—	115,988	—	—	—	115,988
Repairs and maintenance expenses - golf	—	—	4,387	—	—	—	4,387
Cost of sales - golf	—	—	15,161	—	—	—	15,161
General and administrative expense	—	—	1,041	3,821	—	—	4,862
Acquisition and transaction expenses (D)	—	—	321	17	—	—	338
Management fee to affiliate	—	—	—	5,342	—	—	5,342
Depreciation and amortization	—	—	13,872	—	—	—	13,872
Income tax expense	—	—	73	—	—	—	73
Income (loss) from continuing operations	39,140	3,432	(14,670)	(11,054)	—	—	16,848
Income from discontinued operations, net of tax	—	—	—	—	639	—	639
Net income (loss)	39,140	3,432	(14,670)	(11,054)	639	—	17,487
Preferred dividends	—	—	—	(2,790)	—	—	(2,790)
Net loss attributable to noncontrolling interests	—	—	230	—	—	—	230
Income (loss) applicable to common stockholders	$39,140	$3,432	$(14,440)	$(13,844)	$639	$—	$14,927

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended June 30, 2015
Interest income	$13,685	$12,065	$36	$5	$—	$(1,526)	$24,265
Interest expense	(2,730)	(9,594)	(5,207)	(945)	—	1,526	(16,950)
Inter-segment elimination	(1,526)	—	1,526	—	—	—	—
Net interest income (expense)	9,429	2,471	(3,645)	(940)	—	—	7,315
Impairment (reversal)	11,869	1,810	—	—	—	—	13,679
Operating revenues	—	—	82,803	—	—	—	82,803
Other income (loss), net	29,740	(140)	(235)	8	—	—	29,373
Loan and security servicing expense	118	—	—	—	—	—	118
Operating expenses - golf (C)	—	—	63,017	—	—	—	63,017
Repairs and maintenance expenses - golf	—	—	2,421	—	—	—	2,421
Cost of sales - golf	—	—	9,108	—	—	—	9,108
General and administrative expense	—	—	793	2,392	—	—	3,185
Acquisition and transaction expenses (D)	—	—	285	17	—	—	302
Management fee to affiliate	—	—	—	2,674	—	—	2,674
Depreciation and amortization	—	—	7,119	—	—	—	7,119
Income tax expense	—	—	27	—	—	—	27
Income (loss) from continuing operations	27,182	521	(3,847)	(6,015)	—	—	17,841
Income from discontinued operations, net of tax	—	—	—	—	524	—	524
Net income (loss)	27,182	521	(3,847)	(6,015)	524	—	18,365
Preferred dividends	—	—	—	(1,395)	—	—	(1,395)
Net loss attributable to noncontrolling interests	—	—	49	—	—	—	49
Income (loss) applicable to common stockholders	$27,182	$521	$(3,798)	$(7,410)	$524	$—	$17,019

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
June 30, 2015
Investments, net (E)	$52,139	$790,828	$310,970	$—	$—	$1,153,937
Cash and restricted cash	163	200	9,320	108,040	—	117,723
Other assets	98	397,812	33,434	669	—	432,013
Assets of discontinued operations	—	—	—	—	53	53
Total assets	52,400	1,188,840	353,724	108,709	53	1,703,726
Debt, net (E)	102,564	779,853	165,006	51,228	—	1,098,651
Other liabilities	31	211,748	151,944	13,608	—	377,331
Liabilities of discontinued operations	—	—	—	—	—	—
Total liabilities	102,595	991,601	316,950	64,836	—	1,475,982
Preferred stock	—	—	—	61,583	—	61,583
Noncontrolling interests	—	—	(194)	—	—	(194)
Equity attributable to common stockholders	$(50,195)	$197,239	$36,968	$(17,710)	$53	$166,355

Additions to investments in real estate excluding intangibles and other liabilities, net of other assets acquired	$—	$—	$3,863	$—	$—	$3,863

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Six Months Ended June 30, 2014
Interest income	$51,319	$29,353	$74	$35	$—	$(4,436)	$76,345
Interest expense	(12,109)	(23,001)	(9,916)	(1,908)	—	4,436	(42,498)
Inter-segment elimination	(4,436)	1,635	2,801	—	—	—	—
Net interest income (expense)	34,774	7,987	(7,041)	(1,873)	—	—	33,847
Impairment (reversal)	1,958	814	—	—	—	—	2,772
Operating revenues	—	—	145,369	—	—	—	145,369
Other income (loss), net	32,895	24,630	(10)	—	—	—	57,515
Loan and security servicing expense	310	955	—	—	—	—	1,265
Operating expenses - golf (C)	—	—	121,527	—	—	—	121,527
Repairs and maintenance expenses - golf	—	—	4,602	—	—	—	4,602
Cost of sales - golf	—	—	14,763	—	—	—	14,763
General and administrative expense	—	1,869	459	3,725	—	—	6,053
Acquisition and transaction expenses (D)	—	—	1,503	775	—	—	2,278
Management fee to affiliate	—	—	—	11,189	—	—	11,189
Depreciation and amortization	—	—	12,106	74	—	—	12,180
Income tax expense	—	—	144	—	—	—	144
Income (loss) from continuing operations	65,401	28,979	(16,786)	(17,636)	—	—	59,958
Income (loss) from discontinued operations	—	—	—	—	(23,803)	—	(23,803)
Net income (loss)	65,401	28,979	(16,786)	(17,636)	(23,803)	—	36,155
Preferred dividends	—	—	—	(2,790)	—	—	(2,790)
Net loss attributable to non-controlling interests	—	—	168	—	522	—	690
Income (loss) applicable to common stockholders	$65,401	$28,979	$(16,618)	$(20,426)	$(23,281)	$—	$34,055

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations		Eliminations		Total
Three Months Ended June 30, 2014
Interest income	$20,596	$12,401	$34	$25	$—		$(3,163)		$29,893
Interest expense	(5,983)	(10,338)	(6,217)	(953)	—		3,163		(20,328)
Inter-segment elimination	(3,163)	362	2,801	—	—		—		—
Net interest income (expense)	11,450	2,425	(3,382)	(928)	—		—		9,565
Impairment (reversal)	1,526	—	—	—	—		—		1,526
Operating revenues	—	—	82,737	—	—		—		82,737
Other income (loss), net	19,343	22,375	(11)	—	—		—		41,707
Loan and security servicing expense	154	254	—	—	—		—		408
Operating expenses - golf (C)	—	—	64,398	—	—		—		64,398
Repairs and maintenance expenses - golf	—	—	2,084	—	—		—		2,084
Cost of sales - golf	—	—	8,807	—	—		—		8,807
General and administrative expense	—	1,870	152	1,629	—		—		3,651
Acquisition and transaction expenses (D)	—	—	728	388	—		—		1,116
Management fee to affiliate	—	—	—	5,296	—		—		5,296
Depreciation and amortization	—	—	6,280	37	—		—		6,317
Income tax expense	—		4	—	—	—	—	—	4
Income (loss) from continuing operations	29,113	22,676	(3,109)	(8,278)	—		—		40,402
Loss from discontinued operations	—	—	—	—	(8,504)		—		(8,504)
Net income (loss)	29,113	22,676	(3,109)	(8,278)	(8,504)		—		31,898
Preferred dividends	—	—	—	(1,395)	—		—		(1,395)
Net loss attributable to non-controlling interests	—	—	29	$—	—		—		29
Income (loss) applicable to common stockholders	$29,113	$22,676	$(3,080)	$(9,673)	$(8,504)		$—		$30,532

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
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

(B)	The following table summarizes the investments and debt in the other debt segment:

	June 30, 2015
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Subprime mortgage loans subject to call options	$404,149	$404,149	$404,149	$404,149
Other
Unlevered real estate securities (F)	48,211	13,360	—	—
Levered real estate securities	201,928	208,041	375,704	375,704
Real estate related and other loans	226,243	141,826	—	—
Other investments	N/A	19,925	—	—
Residential mortgage loans	4,206	3,527	—	—
	$884,737	$790,828	$779,853	$779,853

(C)
Operating expenses-golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $1.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively and $1.4 million and $2.7 million for the three and six months ended June 30, 2014.

(D)	Includes all transaction related and spin-off related expenses.

(E)	Net of $38.2 million of inter-segment eliminations.

(F)	Excludes 8 securities with zero value, which had an aggregate face amount of $115.0 million.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

	June 30, 2015
	(Unaudited)	December 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$52,140	$219,490
Real estate related and other loans, held-for-sale, net	—	230,200
Residential mortgage loans, held-for-sale, net	—	3,211
Subprime mortgage loans subject to call option	404,149	406,217
Other investments	—	20,308
Restricted cash	163	11,790
Receivables and other assets	98	1,927
Assets of discontinued operations	—	6,803
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$456,550	$899,946
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

	June 30, 2015
	(Unaudited)	December 31, 2014
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$92,693	$227,673
Other bonds and notes payable	9,871	27,069
Financing of subprime mortgage loans subject to call option	404,149	406,217
Accounts payable, accrued expenses and other liabilities	30	2,391
Liabilities of discontinued operations	—	447
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$506,743	$663,797

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

As of June 30, 2015, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Newcastle had variable interests in the following unconsolidated VIEs at June 30, 2015, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle's Investment (C)
Newcastle CDO V	$95,475	$122,368	$10,187

(A)	Face amount.

(B)	Newcastle CDO V includes $42.9 million face amount of debt owned by Newcastle with a carrying value of $10.2 million at June 30, 2015.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

5. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2015, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS	$83,283	$94,055	$(67,437)	$26,618	$18,847	$(57)	$45,408	17	B-	5.13%	15.80%	1.3	22.1%
Non-Agency RMBS	17,032	23,537	(20,667)	2,870	6,975	(28)	9,817	9	CC	1.59%	11.35%	12.1	8.3%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	0.00%	—	0.0%
CDO (E)	14,520	—	—	—	10,187	—	10,187	2	C	1.49%	0.00%	6.5	20.3%
Debt Security Total / Average (F)	$123,299	$125,239	$(95,751)	$29,488	$36,009	$(85)	$65,412	29	CCC+	4.32%	15.37%	3.3
Equity Securities		367	(280)	87	—	—	87	2
Total Securities, Available-for-Sale		$125,606	$(96,031)	$29,575	$36,009	$(85)	$65,499	31

FNMA/FHLMC	201,928	207,731	—	207,731	310	—	208,041	4	AAA	3.50%	3.09%	8.8	N/A
Total Securities, Pledged as Collateral (F)	$201,928	$207,731	$—	$207,731	$310	$—	$208,041	4

(A)	See Note 13 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding 8 securities with zero value, which had an aggregate face amount of $115.0 million.

(F)	The total outstanding face amount was $283.3 million for fixed rate securities and $41.9 million for floating rate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2015, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $2.0 million with respect to real estate securities (gross of $0.1 million of other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of June 30, 2015.

		Amortized Cost Basis
Securities in	Outstanding		Other-than-					Number	Weighted Average
an Unrealized	Face	Before	Temporary	After	Gross Unrealized		Carrying	of				Life
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$5,072	$5,735	$(3,068)	$2,667	$—	$(85)	$2,582	4	CC	4.16%	5.77%	6.3
Twelve or More Months	—	—	—	—	—	—	—	—	—	—%	—%	—
Total	$5,072	$5,735	$(3,068)	$2,667	$—	$(85)	$2,582	4	CC	4.16%	5.77%	6.3

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	June 30, 2015
		Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	$ N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	2,218	2,302	(3,068)	(84)
Non credit impaired securities	364	365	—	(1)
Total debt securities in an unrealized loss position	$2,582	$2,667	$(3,068)	$(85)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the six months ended June 30, 2015:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,174)

Additions for credit losses on securities for which an OTTI was not previously recognized	(1,625)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(1,443)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	4,174

Reduction for securities sold/written off during the period	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(3,068)

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at June 30, 2015:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$12,939	15.5%	$4,790	18.8%
Northeastern U.S.	15,761	18.9%	7,083	27.8%
Southeastern U.S.	19,277	23.2%	4,226	16.6%
Midwestern U.S.	24,651	29.6%	5,481	21.5%
Southwestern U.S.	10,655	12.8%	3,910	15.3%
Other	—	—%	6	—%
Foreign	—	—%	—	—%
	$83,283	100.0%	$25,496	100.0%

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

In March 2015, Newcastle sold $380.4 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.72% for total proceeds of $398.4 million and repaid $385.6 million of repurchase agreements associated with these securities and recognized a gain of approximately $5.9 million.

Additionally, in March 2015, Newcastle purchased $389.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.77% for total proceeds of $407.6 million. This transaction was financed with repurchase financing of $386.1 million.

In May 2015, Newcastle sold $98.6 million face amount of CMBS securities at an average price of 104.03% of par for total proceeds of $102.6 million and recognized a gain of $14.0 million . Newcastle also sold $42.8 million face amount of non-Agency RMBS securities at an average price of 85.54% of par for total proceeds of $36.7 million and recognized a gain of $14.1 million. The proceeds from these CMBS and non-Agency  sales were used to repay the associated outstanding notes in CDO VI, CDO VIII and CDO IX.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Additionally in May 2015, Newcastle received a $25.0 million par paydown of CMBS securities held in CDO IX. These funds were used to repay the associated outstanding notes in CDO IX.

In May 2015, Newcastle also sold $3.9 million face amount of unencumbered non-Agency RMBS at an average price of 24.11% of par for total proceeds of $0.9 million and recognized a gain of $0.8 million.

In June 2015, Newcastle entered into a trade to sell $380.4 million face amount of agency RMBS at an average price of 103.13% of par for total proceeds of approximately $392.3 million and recognized a loss of $5.9 million. This transaction settled in July 2015 and Newcastle repaid $375.7 million of outstanding repurchase agreement liabilities in connection with this sale.

In June 2015, Newcastle entered into a trade to purchase $201.9 million face amount of agency RMBS at an average price of 102.87% of par for total proceeds of approximately $207.7 million. This transaction settled in July 2015 and was financed with $196.7 million of repurchase agreements.
Securities Pledged as Collateral
These government agency securities were sold under agreements to repurchase which will be treated as collateralized financing transactions. Although being pledged as collateral, securities financed through a repurchase agreement remains on Newcastle's consolidated balance sheet as an asset and cash received from the purchaser is recorded on Newcastle's consolidated balance sheet as a liability.

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

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at June 30, 2015. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$40,995	$23,228	3	8.00%	8.24%	0.6	100.0%	$—
Corporate Bank Loans	185,248	118,598	4	22.01%	18.16%	1.3	—%	—
Total Real Estate Related and other Loans Held-for-Sale, Net	$226,243	$141,826	7	19.71%	16.37%	1.2	18.1%	$—

Residential Mortgage Loans Held-for-Sale, Net (D)	$4,206	$3,527	6	13.06%	1.92%	1.8	100.0%	$766

Subprime Mortgage Loans Subject to Call Option	$404,149	$404,149

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average life is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of June 30, 2015, $63.5 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at June 30, 2015:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Period from July 1, 2015 to December 31, 2015	$63,454	$—	4
2016	23,228	23,228	1
2017	—	—	—
2018	—	—	—
2019	139,561	118,598	2
2020	—	—	—
Thereafter	—	—	—
Total	$226,243	$141,826	7

(1)	Based on the final extended maturity date of each loan investment as of June 30, 2015.

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2014	$230,200	$3,854
Purchases / additional fundings	—	—
Interest accrued to principal balance	11,716	—
Principal paydowns	(42,901)	(103)
Sales	(55,574)	—
Valuation (allowance) reversal on loans	(4,451)	(223)
Accretion of loan discount, other amortization and other income	3,203	—
Other	(367)	(1)
Balance at June 30, 2015	$141,826	$3,527

The following is a rollforward of the related loss allowance.

	Held-For-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2014	$(75,926)	$(154)
Charge-offs (A)	14,454	—
Valuation (allowance) reversal on loans	(4,451)	(223)
Balance at June 30, 2015	$(65,923)	$(377)

(A)	The charge-offs for real estate related loans represent four loans. Two loans were sold, one loan was restructured, and one loan was written off.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at June 30, 2015:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$—	—%	$932	22.2%
Northeastern U.S.	8,432	9.7%	523	12.5%
Southeastern U.S.	13,217	15.3%	2,612	62.1%
Midwestern U.S.	—	—%	139	3.2%
Southwestern U.S.	1,579	1.8%	—	—%
Foreign	63,454	73.2%	—	—%
	$86,682	100.0%	$4,206	100.0%
Other	139,561	(A)
	$226,243
 (A)    Primarily includes corporate bank loans which are not directly secured by real estate assets.

In June 2015, Newcastle sold $12.0 million face amount of commercial real estate related loans from CDO VIII at a price of 100.01% of par for total proceeds of $12.0 million and recognized a gain of $0.9 million.  Newcastle also sold $45.7 million face amount of commercial real estate related loans from CDO IX at an average price of 95.35% for total proceeds of $43.5 million and recognized a gain of $0.6 million.  These proceeds were used to repay the outstanding notes in CDO VIII and CDO IX, respectively.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at June 30, 2015:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$297,108	$422,490	$719,598
Loans subject to call option (carrying value)	$297,108	$107,041	$404,149
Retained bonds (fair value) (B)	$2,977	$—	$2,977

(A)	Average loan seasoning of 119 months and 101 months for Subprime Portfolios I and II, respectively, at June 30, 2015.

(B)
The retained interests include retained bonds of the securitizations with negligible monthly interest cash flows until principal payment is available. The fair value of which is estimated based on pricing service quotation. The weighted average yield of the retained bonds was 21.25% as of June 30, 2015.

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
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of June 30, 2015:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$297,108	$422,490
Weighted average coupon rate of loans	5.65%	4.51%
Delinquencies of 60 or more days (UPB) (A)	$64,834	$131,780
Net credit losses for the six months ended June 30, 2015	$10,348	$12,629
Cumulative net credit losses	$282,378	$349,725
Cumulative net credit losses as a % of original UPB	18.8%	32.2%
Percentage of ARM loans (B)	50.9%	63.6%
Percentage of loans with original loan-to-value ratio >90%	10.7%	17.1%
Percentage of interest-only loans	1.9%	4.1%
Face amount of debt (C)	$293,108	$422,490
Weighted average funding cost of debt (D)	0.55%	0.34%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I at June 30, 2015.

(D)	Includes the effect of applicable hedges.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the six months ended June 30, 2015 and 2014.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

7. INVESTMENTS IN OTHER REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate related to its Golf business:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Golf
Land	$90,324	$—	$90,324	$90,324	$—	$90,324
Buildings and improvements	141,256	(21,891)	119,365	139,949	(17,729)	122,220
Furniture, fixtures and equipment	24,534	(12,818)	11,716	23,621	(5,544)	18,077
Capital leases - equipment	8,929	(989)	7,940	6,528	(547)	5,981
Construction in progress	1,923	—	1,923	2,681	—	2,681
Investments in Other Real Estate	$266,966	$(35,698)	$231,268	$263,103	$(23,820)	$239,283

In March 2015, Golf entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its Golf business:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(35)	$665	$700	$(23)	$677
Leasehold intangibles (1)	49,962	(7,356)	42,606	50,275	(5,206)	45,069
Management contracts	37,114	(6,222)	30,892	37,650	(4,666)	32,984
Internally-developed software	800	(240)	560	800	(160)	640
Membership base	5,236	(1,122)	4,114	5,214	(748)	4,466
Nonamortizable liquor license	865	—	865	850	—	850
Total Intangibles	$94,677	$(14,975)	$79,702	$95,489	$(10,803)	$84,686
(1) The amortization expense for leasehold intangibles is reported in operating expense - golf on the consolidated statements of operations.

Intangible assets are amortized on a straight-line basis over the following estimated useful lives: 30 years for trade name; 1-26 years for leasehold intangibles and management contracts; 5 years for internally-developed software and 7 years for the membership base.

9.    RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle's receivables and other assets:

	June 30, 2015	December 31, 2014
Accounts receivable, net	$8,983	$7,369
Prepaid expenses	7,445	6,639
Interest receivable	1,268	2,324
Deposits	7,468	7,339
Inventory	5,631	4,964
Derivative assets	8	—
Miscellaneous assets, net (1)	8,921	6,556
	$39,724	$35,191

(1)
In the first quarter of 2015, Newcastle adopted ASU 2015-03 (see Note 2) which requires retrospective application to all prior periods. Accordingly, "Miscellaneous assets, net" is reduced by $0.4 million for deferred financing costs as of December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

10.   DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations at June 30, 2015:

	June 30, 2015
										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Life (Years)	Floating Rate Face Amount (C)
CDO Bonds Payable
CDO VI (D)	Apr 2005	$92,693	$92,693	Apr 2040	0.88%		0.88%	3.5	$89,064	$75,088	$28,886	$52,140	3.4	$13,032
		92,693	92,693				0.88%	3.5	89,064	75,088	28,886	52,140	3.4	13,032
Other Bonds and Notes Payable
NCT 2013-VI IMM-1 (E)	Nov 2013	11,014	9,871	Apr 2040	LIBOR+0.25%		5.92%	0.7	11,014	N/A	N/A	N/A	N/A	N/A
		11,014	9,871				5.92%	0.7	11,014	N/A	N/A	N/A	N/A	N/A
Repurchase Agreements (F)
FNMA/FHLMC Securities	Jun 2015	375,704	375,704	Jul 2015	0.41%		0.41%	0.1	—	380,399	392,289	392,289	7.8	—
		375,704	375,704				0.41%	0.1	—	380,399	392,289	392,289	7.8	—
Golf Credit Facilities (G)
First Lien Loan	Dec 2013	51,423	51,318	Dec 2017	LIBOR+4.00%	(H)	4.59%	2.5	51,423	N/A	N/A	N/A	N/A	N/A
Second Lien Loan	Dec 2013	105,575	105,360	Dec 2017	5.50%		5.58%	2.5	—	N/A	N/A	N/A	N/A	N/A
Vineyard II	Dec 1993	200	200	Dec 2043	2.11%		2.11%	28.5	200	N/A	N/A	N/A	N/A	N/A
Capital Leases (Equipment)	May 2014 - Jun 2015	8,128	8,128	Sep 2020	3.53% to 7.83%		6.69%	4.8	—	N/A	N/A	N/A	N/A	N/A
		165,326	165,006				5.32%	2.6	51,623	N/A	N/A	N/A	N/A	N/A
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,228	Apr 2035	7.57%	(I)	7.36%	19.8	—	N/A	N/A	N/A	N/A	N/A
		51,004	51,228				7.36%	19.8	—	N/A	N/A	N/A	N/A	N/A
Subtotal debt obligations		695,741	694,502				2.23%	2.6	$151,701	$455,487	$421,175	$444,429	7.1	$13,032
Financing on subprime mortgage loans subject to call option (J)		404,149	404,149
Total debt obligations		$1,099,890	$1,098,651
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)
Including the effect of applicable hedges and deferred financing cost. For fixed rate mortgage notes payable, the weighted average funding cost is calculated based on the average rate during the six months ended June 30, 2015.

(C)	Excluding restricted cash held in CDOs to be used for principal and interest payments of CDO debt.

(D)
This CDO was not in compliance with its applicable over collateralization tests as of June 30, 2015. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the foreseeable future.

(E)	Represents financings of previously repurchased Newcastle CDO bonds for which the collateral is eliminated in consolidation.

(F)
These repurchase agreements had $0.1 million of accrued interest payable at June 30, 2015. The counterparty on these repurchase agreements is Nomura. Newcastle has margin exposures on a total of $375.7 million repurchase agreements related to the financing of FNMA/FHLMC securities. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity. The $375.7 million repurchase agreements were repaid in July 2015 as part of the sale of the FNMA/FHLMC securities.

(G)
The golf credit facilities are collateralized by assets of the Golf business. The carrying value of the golf credit facilities are reported net of deferred financing costs of $0.3 million as of June 30, 2015.

(H)	Interest rate based on 3 month LIBOR with a LIBOR floor of 0.5%.

(I)	LIBOR +2.25% after April 2016.

(J)	Issued in April 2006 and July 2007 and secured by the general credit of Newcastle. See Note 6 regarding the securitizations of Subprime Portfolio I and II.

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflows that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As of June 30, 2015, CDO VI was not in compliance with its over collateralization tests and as a result, Newcastle’s cashflows and liquidity were negatively impacted due to the failure. Based upon Newcastle's current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future.

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

During the second quarter of 2015, approximately $60.3 million of Newcastle CDO VIII notes were repaid primarily due to the sale of securities and loans.  See Notes 5 and 6.  As a result of the repayment of the Newcastle CDO VIII notes, Newcastle also repaid $13.3 million of repurchase agreements associated with Newcastle CDO VIII.

During the second quarter of 2015, approximately $51.4 million of Newcastle CDO IX notes were repaid primarily due to the sales and paydown of securities and loans.  See Notes 5 and 6.  As a result of the repayment of the Newcastle CDO IX notes, Newcastle also repaid $22.3 million of repurchase agreements associated with Newcastle CDO IX.

In June 2015, Newcastle repurchased $11.5 million face amount of CDO bonds payable issued by Newcastle CDO VIII at a price of 95.50% of par for total proceeds of $11.0 million.  As a result, Newcastle extinguished $11.5 million face amount of CDO bonds payable and recorded a gain on extinguishment of debt of $0.5 million.

In June 2015, Newcastle entered into a trade to sell $380.4 million face amount of agency RMBS at an average price of 103.13% for total proceeds of approximately $392.3 million and recognized a loss of approximately $5.9 million.  This transaction settled in July 2015 and Newcastle repaid $375.7 million of outstanding repurchase agreement liabilities in connection with this sale.

As of June 30, 2015, Newcastle has unused borrowing capacity of $3.1 million on the golf credit facilities.

The Golf business leases certain golf carts and other equipment under capital leases. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 48 to 66 months with a purchase price option at the termination of the lease.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2015 are as follows:

July 1, 2015 - December 31, 2015	$887
2016	1,829
2017	1,829
2018	1,829
2019	1,883
2020 and thereafter	1,420
Total minimum lease payments	9,677
Less: imputed interest	1,549
Present value of net minimum lease payments	$8,128

Newcastle’s non-CDO financings and golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of June 30, 2015.

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle's accounts payable, accrued expenses and other liabilities:

	June 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$26,996	$35,854
Membership deposit liabilities	83,684	79,678
Deferred revenue	16,282	29,322
Security deposit payable	7,525	5,293
Unfavorable leasehold interests	6,240	6,443
Derivative liabilities	2,037	4,328
Accrued rent	4,138	2,605
Due to affiliates	1,031	1,125
Miscellaneous liabilities	12,759	14,742
	$160,692	$179,390

12.	DERIVATIVES

Newcastle's derivative instruments are comprised of interest rate swaps and TBAs. The table below presents the fair value of the derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014:

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

		Fair Value
		June 30, 2015	December 31, 2014
	Balance Sheet Location
Derivative assets
TBAs, not designated as hedges	Receivables and other assets	$8	$—
		$8	$—

Derivative liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$—	$1,963
Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	—	334
TBAs, not designated as hedges	Accounts payable, accrued expenses and other liabilities	2,037	2,031
		$2,037	$4,328

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2015	2014	2015	2014
Cash flow hedges
Gain on the ineffective portion	Other income (loss)	$—	$259	$—	$259
Loss recognized on termination of hedge	Gain (loss) on settlement of investments	(612)	—	(612)	—
Deferred hedge gain reclassified from AOCI into earnings	Interest expense	19	14	38	27
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	(655)	(1,177)	(1,363)	(2,457)
Amount of unrealized loss recognized in OCI on derivatives (effective portion)	None	(27)	(75)	(60)	(152)

Non-hedge derivatives
Gain recognized related to interest rate swaps	Other income (loss)	$—	$2,029	$292	$4,104
Gain recognized related to linked transactions	Other income (loss)		1,825	—	12,498
Loss recognized related to linked transactions	Interest expense	—	(89)	—	(211)
Gain recognized related to TBAs	Other income (loss)	1,322	—	1	—
Gain (loss) on settlement of TBAs	Gain (loss) on settlement of investments, net	2,928	—	(1,943)	—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

The following table presents additional information about cash flow hedge transactions:

	June 30, 2015	December 31, 2014
Cash flow hedges
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	$60	$78
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	—	(1,730)

13.   FAIR VALUE

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of Newcastle’s financial instruments at June 30, 2015:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$65,499	$65,499	Broker/counterparty quotations, pricing services, pricing models
Real estate securities, pledged as collateral	208,041	208,041	Broker/counterparty quotations
Real estate related and other loans, held-for-sale, net	141,826	157,898	Broker/counterparty quotations, pricing services, pricing models
Residential mortgage loans, held-for-sale, net	3,527	3,576	Broker/counterparty quotations
Subprime mortgage loans subject to call option (B)	404,149	404,149	(B)
Restricted cash	3,385	3,385
Cash and cash equivalents	114,338	114,338
Non-hedge derivative assets (C)	8	8	Counterparty quotations

Liabilities
CDO bonds payable (D)	$92,693	$14,447	Pricing models
Other bonds and notes payable (D)	9,871	10,609	Broker quotations, pricing models
Repurchase agreements	375,704	375,704	Market comparables
Credit facilities and obligations under capital leases	165,006	149,626	Pricing models
Financing of subprime mortgage loans subject to call option (B)	404,149	404,149	(B)
Junior subordinated notes payable	51,228	40,033	Pricing models
Non-hedge derivatives (C)	2,037	2,037	Counterparty quotations

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

(B)	Represents an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6).

(C)	Represents derivative liabilities including TBA forward contracts (Note 12).

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
JUNE 30, 2015
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

Level 1 - Quoted prices in active markets for identical instruments.
Level 2 - Valuations based principally on observable market parameters, including

•	quoted prices for similar assets or liabilities in active markets,

•
inputs other than quoted prices that are observable for the asset or liability (such as interest rates and yield curves observable at commonly quoted intervals, implied volatilities and credit spreads), and

•	market corroborated inputs (derived principally from or corroborated by observable market data).
Level 3 - Valuations determined using unobservable inputs that are supported by little or no market activity, and that are significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using non-binding market quotations, pricing models, discounted cash flow methodologies, or similar techniques where significant inputs are unobservable, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or management's good faith estimate, and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of illiquid instruments based on internal pricing models or quotations subject to Newcastle's controls described below.

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
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
CMBS	$45,408	$—	$45,408	$—	$45,408
Non-Agency RMBS	9,817	—	9,817	—	9,817
CDO (A)	10,187	—	—	10,187	10,187
Equity securities	87	—	87	—	87
Real estate securities, available-for-sale total	$65,499	$—	$55,312	$10,187	$65,499

Real estate securities, pledged as collateral:
FNMA/FHLMC	$208,041	$208,041	$—	$—	$208,041
Real estate securities, pledged as collateral total	$208,041	$208,041	$—	$—	$208,041

Derivative assets:
TBAs, not treated as hedges	$8	$8	$—	$—	$8
Derivative assets total	$8	$8	$—	$—	$8

Liabilities
Derivative liabilities:
TBAs, not treated as hedges	$2,037	$2,037	$—	$—	$2,037
Derivative liabilities total	$2,037	$2,037	$—	$—	$2,037

(A)	Represents non-consolidated CDO securities, excluding 8 securities with zero value, which had an aggregate face amount of $115.0 million as of June 30, 2015.

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by Newcastle for assets and liabilities measured at fair value on a recurring basis as of June 30, 2015. This table excludes inputs used to measure fair value that are not developed by Newcastle, such as broker prices and other third-party pricing service valuations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
CDO	$—	$10,187	11.5%	4.2%	20.9%	65.8%
Total	$—	$10,187

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
JUNE 30, 2015
(dollars in tables in thousands, except share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2015 as follows:

	CMBS	Non-Agency RMBS	Equity/Other Securities	Total
Balance at December 31, 2014	$178,763	45,035	$7,956	$231,754
Transfers
Transfers into Level 3	—	—	367	367
Total gains (losses)
Included in net income (A)	12,402	14,827	(280)	26,949
Included in other comprehensive income (loss)	(16,646)	(12,868)	2,231	(27,283)
Amortization included in interest income	4,518	2,554	—	7,072
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	(102,607)	(37,582)	—	(140,189)
Proceeds from repayments	(31,022)	(2,149)	—	(33,171)
Balance at June 30, 2015	$45,408	9,817	$10,274	$65,499

(A)	These gains (losses) are recorded in the following line items in the consolidated statements of operations:

Six Months Ended June 30, 2015
Gain (loss) on settlement of investments, net	$28,854
Other income (loss), net	—
OTTI, net	(1,905)
Total	$26,949

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

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of June 30, 2015:

			Significant Input
			Range		Weighted Average
	Carrying	Fair	Discount	Loss	Discount	Loss
Loan Type	Value	Value	Rate	Severity	Rate	Severity
Mezzanine	$23,228	$23,228	0.0%-8.0%	0%-100%	8.0%	43.3%
Bank Loan	118,598	134,670	0.0%-22.5%	0%-100%	22.0%	24.7%
Total Real Estate Related and other Loans Held-for-Sale, Net	$141,826	$157,898

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

			Significant Input (Weighted Average)

	Carrying	Fair	Discount	Prepayment	Constant	Loss
Loan Type	Value	Value	Rate	Speed	Default Rate	Severity
Residential Loans	3,527	3,576	13.1%	0.2%	18.4%	4.9%
Total Residential Mortgage Loans, Held-for-Sale, Net	$3,527	$3,576

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
JUNE 30, 2015
(dollars in tables in thousands, except share data)

14.   EQUITY AND EARNINGS PER SHARE

A. Stockholder's Equity

The following is a summary of the changes in Newcastle's outstanding options for the six months ended June 30, 2015:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Outstanding at December 31, 2014	5,500,599	$4.26
Granted	178,740	1.00
Exercised	—	—
Expired	54,999	14.92
Forfeited	—	—
Outstanding at June 30, 2015	5,624,340	$2.79	7.28

Exercisable at June 30, 2015	4,505,630	$2.58	6.80

On May 7, 2015, and pursuant to the anti-dilution provisions of the NCT Option Plans, Newcastle’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance of additional options which were determined so as to compensate for the loss in value that would have otherwise occurred as a result of the 2014 return of capital distributions. As a result of this adjustment, a total of 178,740 options were issued on May 7, 2015 at a strike price of $1.00.

As of June 30, 2015, Newcastle’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	114,479	5,001,443	5,115,922
Issued to the Manager and subsequently transferred to certain of the Manager's employees	30,182	477,903	508,085
Issued to the independent directors	333	—	333
Total	144,994	5,479,346	5,624,340
Weighted average strike price	$13.18	$2.51	$2.79

On March 16, 2015, Newcastle declared a quarterly dividend of $0.12 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended March 31, 2015. Dividends totaling $9.4 million were paid in April 2015.

On June 22, 2015, Newcastle declared a quarterly dividend of $0.12 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended June 30, 2015. Dividends totaling $9.4 million were paid in July 2015.

In June 2015, Newcastle issued a total of 51,777 shares of its common stock to its independent directors as a component of their annual compensation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

B. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basis and diluted earnings per share:
Income from continuing operations after preferred dividends and noncontrolling interests	$16,495	$39,036	$14,288	$57,858
Income (loss) from discontinued operations, net of tax	524	(8,504)	639	(23,803)
Income Applicable to Common Stockholders	$17,019	$30,532	$14,927	$34,055

Denominator:
Denominator for basic earnings per share - weighted average shares	66,427	58,600	66,426	58,588
Effect of dilutive securities
Options	2,778	1,877	2,630	1,906
Denominator for diluted earnings per share - adjusted weighted average shares	69,205	60,477	69,055	60,494

Basic earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$0.25	$0.67	$0.22	$0.99
Income (loss) from discontinued operations per share of common stock	$0.01	$(0.15)	$0.01	$(0.41)
Income Applicable to Common Stock, per share	$0.26	$0.52	$0.22	$0.58

Diluted earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$0.24	$0.65	$0.21	$0.96
Income (loss) from discontinued operations per share of common stock	$0.01	$(0.15)	$0.01	$(0.41)
Income Applicable to Common Stock, per share	$0.25	$0.50	$0.22	$0.56

Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. Newcastle’s common stock equivalents are its outstanding stock options. As of June 30, 2015 and 2014, Newcastle had 250,486 and 227,083 antidilutive options. During the three months ended June 30, 2015 and 2014, based on the treasury stock method, Newcastle had 2,777,737 and 1,877,084 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the six months ended June 30, 2015 and 2014, Newcastle had 2,629,745 and 1,906,153 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interests.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

15.   COMMITMENTS AND CONTINGENCIES

Newcastle is, from time to time, a defendant in legal actions from transactions conducted in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at June 30, 2015, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

16. INCOME TAXES

The provision for income taxes (including discontinued operations) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current:
Federal	$34	$518	$80	$590
State and Local	8	103	20	164
Total Current Provision	$42	$621	$100	$754
Deferred:
Federal	$(13)	$(74)	$(23)	$(314)
State and Local	(2)	(7)	(4)	(520)
Total Deferred Provision	$(15)	$(81)	$(27)	$(834)

Total Provision (benefit) for Income Taxes	$27	$540	$73	$(80)
Provision (benefit) for income taxes from continuing operations	$27	$4	$73	$144
Provision (benefit) for income taxes from discontinued operations	$—	$536	$—	$(224)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2015 are presented below:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$395	$366
Depreciation and amortization	16,765	13,938
Accrued expenses	1,436	2,006
Net operating losses	29,510	26,543
Other	172	2,365
Total deferred tax assets	48,278	45,218
Less valuation allowance	(31,920)	(27,434)
Net deferred tax assets	$16,358	$17,784
Deferred tax liabilities:
Leaseholds	16,289	17,741
Total deferred tax liabilities	$16,289	$17,741
Net deferred income tax assets (A)	$69	$43

(A)	Recorded in Receivables and Other Assets on the consolidated balance sheets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
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

Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of June 30, 2015 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

17.   GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$28,854	$15,698	$34,740	$18,032
Loss on settlement of real estate securities	(5,926)	—	(5,926)	—
Gain on repayment/disposition of loans held-for-sale	1,532	24,737	1,532	24,737
Gain (loss) recognized on termination of hedge	(612)	—	(612)	—
Gain (loss) on settlement of TBAs	2,928	—	(1,943)	—
	$26,776	$40,435	$27,791	$42,769
Other income (loss), net
Gain (loss) on non-hedge derivative instruments	$1,322	$3,855	$293	$16,603
Hedge ineffectiveness	—	259	—	259
Collateral management fee income, net	186	250	379	515
Equity in earnings of equity method investees	328	328	642	289
Gain (loss) on disposal of long-lived assets	—	(32)	—	(34)
Other income	272	22	280	524
	$2,108	$4,682	$1,594	$18,156

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

18. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
Income Components	Location	2015	2014	2015	2014
Net realized gain (loss) on securities
Impairment	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$(234)	$—	$62	$—
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	28,854	15,698	34,740	18,032
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	(5,926)	—	(5,926)	—
		$22,694	$15,698	$28,876	$18,032
Net realized gain (loss) on derivatives designated as cash flow hedges
Loss recognized on termination of hedge	Gain (loss) on settlement of investments, net	$(612)	$—	(612)	—
Hedge ineffectiveness	Other income (loss)	$—	$259	—	259
Amortization of deferred gain	Interest expense	$19	$14	38	27
Realized loss reclassified from AOCI into income, related to effective portion	Interest expense	(655)	(1,177)	(1,363)	(2,457)
		$(1,248)	$(904)	$(1,937)	$(2,171)

Total reclassifications		$21,446	$14,794	$26,939	$15,861

19.   OTHER-THAN-TEMPORARY-IMPAIRMENT

The following table summarizes the amounts Newcastle recorded in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Debt securities	$1,577	$—	$1,625	$—
Equity securities	280		280
Other investments	7,505	—	7,505	—

Total impairment expense	$9,362	$—	$9,410	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2015
(dollars in tables in thousands, except share data)

20.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Six Months Ended June 30,
	2015	2014
Restricted cash generated from sale of securities	$139,257	$72,422
Restricted cash generated from sale of loans	$55,574	$—
Restricted cash generated from paydowns on securities and loans	$73,914	$221,549
Restricted cash used for repayments of CDO bonds payable	$142,937	$288,206

21.   SUBSEQUENT EVENTS

These financial statements include a discussion of material events, if any, that have occurred subsequent to June 30, 2015 (referred to as “subsequent events”) through the issuance of these consolidated financial statements. Events subsequent to that date have not been considered in these financial statements.

On July 14, 2015, Newcastle settled on a trade to sell $380.4 million face amount of agency RMBS at an average price of 103.13% of par for total proceeds of approximately $392.3 million and recognized a loss of $5.9 million. Newcastle repaid $375.7 million of outstanding repurchase agreement liabilities in connection with this sale.

On July 14, 2015, Newcastle settled on a trade to purchase $201.9 million face amount of agency RMBS at an average price of 102.87% of par for total proceeds of approximately $207.7 million. This transaction was financed with $196.7 million of repurchase agreements.

On July 14, 2015, Newcastle settled on a trade to purchase $403.9 million face amount of agency RMBS at an average price of 102.88% of par for total proceeds of approximately $415.6 million. This transaction was financed with $393.8 million of repurchase agreements.

On August 3, 2015, Newcastle closed on the sale of two residential mortgage loans with face amount of $3.3 million for total proceeds of $2.8 million net of transaction expenses.

On August 4, 2015, Newcastle agreed to acquire from a third party $51.4 million outstanding face amount of first lien golf debt at a price of 90.0% of par, or $46.3 million, and $105.6 million outstanding face amount of second lien golf debt at a price of 90.0% of par, or $95.0 million.  The purchases are expected to close in the third quarter 2015 and be funded with cash and short-term debt financing.

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

Our debt business consists of assets of $52.1 million financed in CDOs whereby Newcastle is the manager, as well as $790.8 million of other real estate securities and assets.

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

Revenues attributable to each segment, as revised for previously reported periods, are disclosed below (in thousands):

	Debt Investments
	CDOs	Other Debt	Golf	Corporate	Total
For the six months ended June 30, 2015
Revenues	$29,607	$24,660	$143,701	$9	$197,977	(1)
Inter-segment elimination	(3,005)	—	—	—	(3,005)
Revenues, net	$26,602	$24,660	$143,701	$9	$194,972
For the six months ended June 30, 2014
Revenues	$51,319	$29,353	$145,443	$35	$226,150	(2)
Inter-segment elimination	(4,436)	—	—	$—	$(4,436)
Revenues, net	$46,883	$29,353	$145,443	$35	$221,714

(1)	Excludes $0.5 million of revenue included in discontinued operations related to the sale of commercial real estate.

(2)	Excludes $186.8 million of revenue included in discontinued operations related to senior housing, media and the sale of commercial real estate.

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

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads decreased, or “tightened,” during 2014 relative to 2013 and have remained relatively unchanged in the first six months of 2015 compared to 2014, which has had a favorable impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten and to decrease when spreads widen.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

Golf Business

With respect to our Golf business, trends in consumer discretionary spending as well as climate and weather patterns have a significant impact on the markets in which we operate. Our Golf business is subject to seasonal fluctuations caused by significant reductions in golf activities as well as revenue in the first and fourth quarters, as a result of shorter days and colder temperatures.  Consequently, a significantly larger portion of our revenue from our golf operations is earned in the second and third quarters of our fiscal year. In addition, severe weather patterns can also negatively impact our results of operations. We believe improving economic conditions and improvements in local housing markets will help drive membership growth and golf rounds played.

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

See Note 13 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of June 30, 2015.

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

We generally classify non-binding broker and pricing service quotations we receive as level 3 inputs. Such quotations are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $263.4 million carrying value of securities valued using quotations as of June 30, 2015, a 100 basis point change in credit spreads would impact estimated fair value by approximately $16.5 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness, as well as historical performance. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended June 30, 2015, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2014.

For securities valued with internal models, which have an aggregate fair value of $10.2 million as of June 30, 2015, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$14,520

Fair value	$10,187

Effect on fair value with 10% unfavorable change in:
Discount rate	$(200)
Prepayment rate	$(9)
Default rate	$(6)
Loss severity	$(18)

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

We do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of June 30, 2015, we had 4 securities with a carrying amount of $12.5 million that had been downgraded during the period ended June 30, 2015, and we recorded an other-than-temporary impairment charge of $1.6 million on these securities for the period ended June 30, 2015. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Membership Deposit Liabilities

In our Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the relevant country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the consolidated statements of operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheet and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of operations. The determination of the estimated average expected life of an active membership involves significant judgment and estimation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. On July 9, 2015, the FASB decided to defer the effective date by one year though the FASB still needs to issue an ASU to make the change, the standard will be effective for annual and interim periods beginning after December 15, 2017, however all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. We are currently reviewing the guidance to determine the impact to the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.  The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective in the first quarter of 2016 and early adoption is permitted. Newcastle elected to early adopt this new guidance effective for the first quarter of 2015 to simplify presentation of debt issuance costs and has applied the changes retrospectively to all periods presented. Accordingly, "Receivables and other assets" excludes deferred financing costs and "Credit facilities and obligations under capital leases" is reported net of deferred financing costs of $0.3 million and $0.4 million as of June 30, 2015 and December 31, 2014, respectively in the Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Interest income	$24,265	$29,893	(5,628)	(18.8)%
Interest expense	16,950	20,328	(3,378)	(16.6)%
Net interest income	7,315	9,565	(2,250)	(23.5)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	4,317	1,526	2,791	182.9%
Other-than-temporary impairment on securities, net	9,362	—	9,362	N.M
Total impairment (reversal)	13,679	1,526	12,153	796.4%
Net interest income after impairment/reversal	(6,364)	8,039	(14,403)	(179.2)%

Operating Revenues	82,803	82,737	66	0.1%

Other Income (Loss)
Gain on settlement of investments, net	26,776	40,435	(13,659)	(33.8)%
Gain (loss) on extinguishment of debt	489	(3,410)	3,899	(114.3)%
Other income, net	2,108	4,682	(2,574)	(55.0)%
Total other income	29,373	41,707	(12,334)	(29.6)%
Expenses
Loan and security servicing expense	118	408	(290)	(71.1)%
Operating expenses - golf (including repairs and maintenance expense)	65,438	66,482	(1,044)	(1.6)%
Cost of sales - golf	9,108	8,807	301	3.4%
General and administrative expense (including acquisition and transaction expense)	3,487	4,767	(1,280)	(26.9)%
Management fee to affiliate	2,674	5,296	(2,622)	(49.5)%
Depreciation and amortization	7,119	6,317	802	12.7%
Total expenses	87,944	92,077	(4,133)	(4.5)%

Income from continuing operations before income tax	$17,868	$40,406	$(22,538)	(55.8)%

N.M. – Not meaningful.

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Interest income	$51,343	$76,345	$(25,002)	(32.7)%
Interest expense	33,677	42,498	(8,821)	(20.8)%
Net interest income	17,666	33,847	(16,181)	(47.8)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	4,674	2,772	1,902	68.6%
Other-than-temporary impairment on securities, net	9,410	—	9,410	N.M
Total impairment (reversal)	14,084	2,772	11,312	408.1%
Net interest income after impairment/reversal	3,582	31,075	(27,493)	(88.5)%

Operating Revenues	143,629	145,369	(1,740)	(1.2)%

Other Income (Loss)
Gain on settlement of investments, net	27,791	42,769	(14,978)	(35.0)%
Gain (loss) on extinguishment of debt	489	(3,410)	3,899	(114.3)%
Other income, net	1,594	18,156	(16,562)	(91.2)%
Total other income	29,874	57,515	(27,641)	(48.1)%
Expenses
Loan and security servicing expense	214	1,265	(1,051)	(83.1)%
Operating expense - golf (including repairs and maintenance expense)	120,375	126,129	(5,754)	(4.6)%
Cost of sales - golf	15,161	14,763	398	2.7%
General and administrative expense (including acquisition and transaction expense)	5,200	8,331	(3,131)	(37.6)%
Management fee to affiliate	5,342	11,189	(5,847)	(52.3)%
Depreciation and amortization	13,872	12,180	1,692	13.9%
Total expenses	160,164	173,857	(13,693)	(7.9)%

Income from continuing operations before income tax	$16,921	$60,102	$(43,181)	(71.8)%
N.M. – Not meaningful.

Interest Income

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Interest income decreased by $5.6 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to (i) a $0.7 million net decrease as a result of the paydowns of real estate related loans in CDOs VIII and IX since 2014, (ii) a $2.5 million decrease as a result of the sale of the manufactured housing and residential loan portfolios during 2014, (iii) a decrease of $4.6 million primarily due to the sale of securities in our CDOs during 2014 and the three months ended June 30, 2015. These were offset by an increase of $2.2 million related to the addition of Agency RMBS.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Interest income decreased by $25.0 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to (i) a $10.8 million net decrease as a result of the sales and paydowns of real estate related loans in CDOs VIII and IX during 2014, (ii) a $8.6 million decrease as a result of the sale of the manufactured housing and residential mortgage loan portfolios during 2014, and (iii) a decrease of $9.5 million due to the sale of securities in our CDOs during 2014 and the six months ended June 30, 2015. These were offset by an increase of $3.9 million related to the addition of Agency RMBS and increased recoveries from defaulted securities held on balance sheet.

Interest Expense

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Interest expense decreased by $3.4 million primarily due to: (i) a $2.6 million decrease in swap interest expense due to a lower notional balance in 2015 compared to 2014, (ii) a $0.4 million decrease in the other debt segment primarily due to the payoff of the debt following the sale of the manufactured housing loan portfolio in May 2014, and (iii) a $0.7 million decrease in the CDO segment due to paydowns of CDO debt as a result of paydowns and sales of assets in 2014. These were offset by an increase of $0.2 million in interest expense due to increases in the golf debt balance.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Interest expense decreased by $8.8 million primarily due to: (i) a $5.0 million decrease in swap interest expense due to a lower notional balance in 2015 compared to 2014, (ii) a $2.5 million decrease in the other debt segment primarily due to the payoff of the debt following the sale of the manufactured housing and residential mortgage loan portfolio in May 2014, and (iii) a $1.8 million decrease in the CDO segment due to paydowns of CDO debt as a result of paydowns and sales of assets in 2014 and the six months ended June 30, 2015. This was offset by an increase of $0.5 million due to higher balances of repurchase agreements financing the portfolio of agency RMBS portfolio and increases in interest expense due to a higher golf debt balance.

Valuation Allowance (Reversal) on Loans

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The valuation allowance (reversal) on loans change of $2.8 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily due to changes in mark-to-market related to our real estate related loans.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

The valuation allowance (reversal) on loans change of $1.9 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily due to a a $2.7 million value change related to our real estate related loans and a $0.8 million value change related to our manufactured housing and residential mortgage loan portfolios.

Other-than-temporary Impairment on Securities, Net

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

We recorded other-than-temporary impairments of $1.6 million on two debt securities, $0.3 million on one equity security, and $7.5 million on an equity method investment in the three months ended June 30, 2015 and did not record other-than-temporary impairment in the three months ended June 30, 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
We recorded other-than-temporary impairments of $1.6 million on two debt securities, $0.3 million on one equity security, and $7.5 million on an equity method investment in the six months ended June 30, 2015 and did not record other-than-temporary impairment in the six months ended June 30, 2014.
Operating Revenues

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

There was no significant change in operating revenues for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
The operating revenues decreased by $1.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to five golf property lease terminations during 2014, partially offset by increases at remaining golf properties.

Gain on Settlement of Investments, Net

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The net gain on settlement of investments decreased by $13.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, we recorded (i) a gain of $28.8 million on the sale of CMBS and non-Agency RMBS, (ii) a gain of $2.9 million on the settlement of TBAs, and (iii) a gain of $1.5 million on the gain of real estate related loans. This was offset by a loss of $5.9 million on the sale of our agency RMBS and a loss of $0.6 million on the termination of interest rate swaps in CDO VIII during the three months ended June 30, 2015. During the three months ended June 30, 2014, we recorded a gain of $15.7 million on the sale of debt securities and a gain of $24.7 million on the sale of our manufactured housing loan portfolio.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
The net gain on settlement of investments decreased by $15.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we recorded a gain of $28.8 million on the sale of CMBS and non-Agency RMBS and a gain of $1.5 million of real estate related loans. This was offset by $2.6 million of losses associated with the settlement of derivatives in the six months ended June 30, 2015. During the six months ended June 30, 2014, we recorded a gain of $1.9 million on the sale of the FNMA/FHLMC securities, a gain of $16.1 million on the sale of CMBS, and a gain of $24.7 million related to the sale of the manufactured housing loan portfolio.

Gain (loss) on Extinguishment of Debt

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The gain on extinguishment of debt of $0.5 million recorded during the three months ended June 30, 2015 relates to the extinguishment of CDO bonds payable as a result of repurchasing $11.5 million face amount of CDO bonds payable in June 2015.
The loss on extinguishment of debt of $3.4 million during the three months ended June 30, 2014 relates to the write-off of the unamortized discount on the manufactured housing debt upon the sale of the portfolio and the payoff of the debt in May 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
The gain on extinguishment of debt of $0.5 million recorded during the six months ended June 30, 2015 relates to the extinguishment of CDO bonds payable as a result of repurchasing $11.5 million face amount of CDO bonds payable in June 2015. The loss on extinguishment of debt of $3.4 million during the six months ended June 30, 2014 relates to the write-off of the unamortized discount on the manufactured housing debt upon the sale of the portfolio and the payoff of the debt in May 2014.

Other Income, Net

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Other income decreased by $2.6 million primarily due to: (i) a $2.0 million decrease of income recognized on non-hedge derivatives due to declining notional swap balances and a $1.8 million decrease of income recognized on linked transactions that paid off in 2014. This was partially offset by an increase of $1.2 million of income earned on the mark-to-market increase in the value of the TBA derivatives.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Other income decreased by $16.6 million primarily due to: (i) a $3.8 million decrease of income recognized on non-hedge derivatives due to declining notional swap balances, (ii) a $12.5 million decrease of income recognized on linked transactions that paid off in 2014, (iii) a $0.1 million decrease in collateral management fees, (iv) a decrease of $0.2 million due to adjustments of intangible useful lives related to the golf business, (v) a decrease of $0.3 million related to hedge ineffectiveness recognized in 2014, and (vi) a decrease of $0.5 million related to income recognized on the payoff of a real estate related loan in January 2014. This was partially offset by an increase of $0.3 million of income earned on equity method investments and $0.5 million related to a one time receipt of funds related to the sale of the manufactured housing loan portfolio in May 2014.

Loan and Security Servicing Expense

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Loan and security servicing expense decreased by $0.3 million primarily due to the paydown and sale of securities and loans in our CDOs and the sale of the residential manufactured housing and whole loan portfolios in 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Loan and security servicing expense decreased by $1.1 million primarily due to the paydown and sale of securities and loans in our CDOs and the sale of the residential manufactured housing and whole loan portfolios in 2014.

Operating Expenses - Golf (including Repairs and Maintenance Expense)

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Operating expenses - golf decreased by $1.0 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a decrease of operating expenses for five golf property leases terminated in 2014, partially offset by increases in operating expenses at remaining golf properties.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Operating expenses - golf decreased by $5.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to a decrease of operating expenses for five golf property leases terminated in 2014.

Cost of Sales - Golf

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Cost of sales-golf increased by $0.3 million primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Cost of sales-golf increased by $0.4 million primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

General and administrative expense decreased by $1.3 million primarily due to a decrease of transaction related expenses in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
General and administrative expense decreased by $3.1 million primarily due to a decrease of transaction related expenses in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Management Fee to Affiliate

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Management fees decreased by $2.6 million primarily due to a decrease in gross equity as a result of the New Media spin-off in February 2014 and the New Senior spin-off in November 2014. This was partially offset by an increase in gross equity as a result of our public offering of common stock in August 2014.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Management fees decreased by $5.8 million primarily due to a decrease in gross equity as a result of the New Media spin-off in February 2014 and the New Senior spin-off in November 2014. This was partially offset by an increase in gross equity as a result of our public offering of common stock in August 2014.

Depreciation and Amortization

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Depreciation and amortization increased by $0.8 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in assets placed in service.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Depreciation and amortization increased by $1.7 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to a $0.6 million increase of amortization from the write-off of intangible liabilities resulting from golf property lease terminations and lease modifications, as well as $1.1 million increase due to an increase in assets placed in service.

Segment Results

Comparison of Golf Results of Operations for the three and six months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Golf course operations	$48,778	$50,513	$(1,735)	(3.4)%
Sales of food and beverages - golf	20,944	19,923	1,021	5.1%
Other golf revenue	13,081	12,301	780	6.3%
Interest income	36	34	2	5.9%
Total revenues	82,839	82,771	68	0.1%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	65,438	66,482	(1,044)	(1.6)%
Cost of sales - golf	9,108	8,807	301	3.4%
General and administrative expense (including acquisition and transaction expense)	1,078	880	198	22.5%
Depreciation and amortization	7,119	6,280	839	13.4%
Interest expense	3,681	3,416	265	7.8%
Total expenses	86,424	85,865	559	0.7%

Other gain (loss), net	(235)	(11)	(224)	N.M.

Loss from continuing operations before income tax	$(3,820)	$(3,105)	$(715)	23.0%

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Golf course operations	$87,732	$90,285	$(2,553)	(2.8)%
Sales of food and beverages - golf	33,956	33,462	494	1.5%
Other golf revenue	21,941	21,622	319	1.5%
Interest income	72	74	(2)	(2.7)%
Total revenues	143,701	145,443	(1,742)	(1.2)%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	120,375	126,129	(5,754)	(4.6)%
Cost of sales - golf	15,161	14,763	398	2.7%
General and administrative expense (including acquisition and transaction expense)	1,362	1,962	(600)	(30.6)%
Depreciation and amortization	13,872	12,106	1,766	14.6%
Interest expense	7,300	7,115	185	2.6%
Total expenses	158,070	162,075	(4,005)	(2.5)%

Other gain (loss), net	(228)	(10)	(218)	N.M.

Loss from continuing operations before income tax	$(14,597)	$(16,642)	$2,045	(12.3)%
N.M. – Not meaningful.

Golf Course Operations
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Golf course operations decreased by $1.7 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to five golf property lease terminations during 2014, partially offset by increases at remaining golf properties.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Golf course operations decreased by $2.6 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to five golf property lease terminations during 2014, partially offset by increases at remaining golf properties.

Sales of Food and Beverages - Golf

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Sales of food and beverages - golf increased by $1.0 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to new marketing programs offering various all-inclusive packages at certain golf properties, partially offset by reductions due to five golf property lease terminations in 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Sales of food and beverages - golf increased by $0.5 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to new marketing programs offering various all-inclusive packages at various golf properties, partially offset by reductions due to five golf property lease terminations in 2014.
Other Golf Revenue
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Other golf revenue increased by $0.8 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the introduction of a new driving range program at public golf properties, partially offset by reductions due to five golf property lease terminations in 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Other golf revenue increased by $0.3 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the introduction of a new driving range program at public golf properties, partially offset by reductions in facility rentals due to a catered event in 2014 and reductions due to five golf property lease terminations in 2014.
Interest Income
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

There was no significant change in interest income during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
There was no significant change in interest income during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Operating Expenses - Golf (including Repairs and Maintenance Expense)
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Operating expenses - golf decreased by $1.0 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to a decrease of operating expenses for five golf property leases terminated in 2014, partially offset by increases in operating expenses at remaining golf properties.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Operating expenses - golf decreased by $5.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to a decrease of operating expenses for five golf property leases terminated in 2014.

Cost of Sales - Golf

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Cost of sales - golf increased by $0.3 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Cost of sales - golf increased by $0.4 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
General and Administrative Expense (including Acquisition and Transaction Expense)
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

There was no significant change in general and administrative expense during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
General and administrative expense decreased by $0.6 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to non-recurring professional fees incurred in 2014 related to the Golf acquisition.
Depreciation and Amortization
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Depreciation and amortization increased by $0.8 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in assets placed in service.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
Depreciation and amortization increased by $1.8 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to a $0.6 million increase of amortization from the write-off of intangible liabilities resulting from golf property lease terminations and lease modifications, as well as a $1.2 million increase due to an increase in assets placed in service.
Interest Expense
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Interest expense increased by $0.3 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to higher interest on additional debt borrowings and additional interest expense for capital leases.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
There was no significant change in interest expense during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Other Gain (Loss), Net
Three months ended June 30, 2015 compared to the three months ended June 30, 2014

There was no significant change in other gain (loss) during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
Six months ended June 30, 2015 compared to the six months ended June 30, 2014
There was no significant change in other gain (loss) during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

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

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf related real estate and operations.  The Company has paid dividends of $15.9 million thus far in fiscal year 2015.  For the six months ended June 30, 2015, the Company reported net cash used in operating activities of $14.6 million and net cash provided by investing activities of $157.3 million, and cash and cash equivalents of $73.7 million as of December 31, 2014.  The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.  See “Risk Factors-Risks Related to Our REIT Status and the 1940 Act” for more information.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of July 27, 2015 are set forth below:

•	Cash – We had approximately $75.8 million cash to invest;

•	Margin Exposure and Recourse Financings – We have margin exposure on a $590.5 million related to the financing of FNMA/FHLMC securities.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

	July 27, 2015	June 30, 2015	December 31, 2014
CDO Securities	$—	$—	$55,894
FNMA/FHLMC securities	590,467	375,704	385,282
Total recourse financings	$590,467	$375,704	$441,176

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at June 30, 2015 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Debt Investment
Commercial Assets
CMBS	$83	$27	3.8%	$45	17	B-	1.3
Mezzanine Loans	41	23	3.2%	23	3	85%	0.6
CDO Securities (4)	15	—	—%	10	2	C	6.5
Other Investments (5)	20	20	2.8%	20	1	—	—
Total Commercial Assets	159	70	9.8%	98			1.7

Residential Assets
Residential Loans	4	4	0.6%	4	6	725	1.8
Non-Agency RMBS	17	3	0.4%	10	9	CC	12.1
Real Estate ABS	8	—	—%	—	1	C	—
	29	7	1.0%	14			7.4
FNMA/FHLMC	202	208	29.1%	208	4	AAA	8.8
Total Residential Assets	231	215	30.1%	222			8.6

Corporate Assets
Corporate Bank Loans	185	119	16.6%	119	4	D	1.3
Total Corporate Assets	185	119	16.6%	119			1.3

Total Debt Investments	575	404	56.5%	439			4.5
Other Investments
Golf Investment (6)	362	311	43.5%	311

Total Portfolio/Weighted Average	$937	$715	100.0%	$750

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (7)				$404
Cash and restricted cash				118
Assets of discontinued operations				—
Other				432
GAAP total assets				$1,704

WA – Weighted average, in all tables.

See notes on next page.

(1)	Net of impairment.

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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding 8 securities with zero value, which had an aggregate face amount of $115.0 million.

(5)	Represents an equity investment in a real estate owned property.

(6)	Face amount of the golf investment represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization.

(7)
Our subprime mortgage loans subject to call option are excluded from the presentation of our consolidated investment portfolio because they represent an option, not an obligation, to repurchase loans and the option is a noneconomic interest until exercised, and is offset by a liability in an amount equal to the GAAP asset on the consolidated balance sheet.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at June 30, 2015:

Weighted average asset yield	10.72%
Weighted average funding cost	0.61%
Net interest spread	10.11%

The net interest spread increased from 6.14% at December 31, 2014 to 10.11% at June 30, 2015 primarily (i) the sale of lower yielding assets, (ii) the pay down of debt obligations with higher funding cost, and (iii) the reduction in funding costs associated with the maturity of one interest rate swap and the termination of two interest rate swaps during the six months ended June 30, 2015.

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

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC	4	$3,535	$1,929	7.2%	$1,891	74.4%	48.5%	1.7
2004	BB+	3	10,909	6,828	25.7%	10,375	14.8%	33.9%	3.4
2005	B-	4	39,834	10,286	38.6%	25,075	37.9%	25.6%	1.5
2006	BB-	4	18,697	7,575	28.5%	8,067	14.8%	15.0%	0.3
2007	C	2	10,308	—	—%	—	100.0%	0.0%	—
Total / WA	B-	17	$83,283	$26,618	100.0%	$45,408	38.9%	22.1%	1.3

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2015.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (“REO”).

(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

In May 2015, Newcastle sold $98.6 million face amount of CMBS securities at an average price of 104.03% of par for total proceeds of $102.6 million and recognized a gain of $14.0 million. The proceeds were used to repay the associated outstanding notes in CDO VI, CDO VIII and CDO IX.

Additionally in May 2015, Newcastle received a $25.0 million par paydown of CMBS securities held in CDO IX. These funds were used to repay the associated outstanding notes in CDO IX.

Mezzanine Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	3	$40,995	$23,228	100.0%	$23,228	61.2%	84.7%	—%
Total/WA	3	$40,995	$23,228	100.0%	$23,228	61.2%	84.7%	—%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

In June 2015, Newcastle sold $12.0 million face amount of commercial real estate related loans from CDO VIII at a price of 100.01% of par for total proceeds of $12.0 million and recognized a gain of $0.9 million.  Newcastle also sold $45.7 million face amount of commercial real estate related loans from CDO IX at an average price of 95.35% for total proceeds of $43.5 million and recognized a gain of $0.6 million.  These proceeds were used to repay the outstanding notes in CDO VIII and CDO IX, respectively.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	2	C	$14,520	$—	—%	$10,187	20.3%
TOTAL/WA		2	C	$14,520	$—	—%	$10,187	20.3%

(A)	Represents non-consolidated CDO securities, excluding 8 securities with zero value, which had an aggregate face amount of $115.0 million.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2015.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (C)	Cumulative Loss to Date
Residential Loans Portfolio I	691	$928	$573	16.2%	$573	1.7	$646,357	82.6%	—%

Residential Loans Portfolio II	735	3,278	2,954	83.8%	2,954	1.8	83,950	—%	—%
Total / WA	725	$4,206	$3,527	100.0%	$3,527	1.8	$730,307	18.2%	—%

(A)	Based on original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans.

(C)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2004	BB-	2	$1,884	$817	28.5%	$1,793	6.9%	1.0%
2005	C	5	9,062	165	5.7%	3,788	4.8%	3.6%
2006	C	1	4,000	600	20.9%	2,977	21.2%	4.6%
2007	CC	1	2,086	1,287	44.9%	1,259	—%	4.0%
Total / WA	CC	9	$17,032	$2,869	100.0%	$9,817	8.3%	3.6%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2004	11.1	0.12	9.3%	6.5%	1.7%
2005	10.5	0.09	7.4%	17.5%	8.2%
2006	9.9	0.20	14.6%	32.6%	18.6%
2007	8.8	0.26	8.6%	25.3%	37.2%
Total / WA	10.2	0.14	9.5%	20.8%	13.5%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2015.

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

In May 2015, Newcastle sold $42.8 million face amount of non-Agency RMBS securities at an average price of 85.54% of par for total proceeds of $36.7 million and recognized a gain of $14.1 million. The proceeds were used to repay the associated outstanding notes in CDO VI, CDO VIII and CDO IX.

Additionally in May 2015, Newcastle sold $3.9 million face amount of unencumbered non-Agency RMBS at an average price of 24.11% of par for total proceeds of $0.9 million and recognized a gain of $0.8 million.

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

In June 2015, Newcastle entered into a trade to sell $380.4 million face amount of agency RMBS at an average price of 103.13% of par for total proceeds of approximately $392.3 million and recognized a loss of $5.9 million. This transaction settled in July 2015 and Newcastle repaid $375.7 million of outstanding repurchase agreement liabilities in connection with this sale.

Additionally in June 2015, Newcastle entered into a trade to purchase $201.9 million face amount of agency RMBS at an average price of 102.87% of par for total proceeds of approximately $207.7 million. This transaction settled in July 2015 and was financed with $196.7 million of repurchase agreements.

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Resorts	NR	3	$172,544	$110,785	93.4%	$110,785
Restaurant	D	1	12,704	7,813	6.6%	7,813
Total / WA	D	4	$185,248	$118,598	100.0%	$118,598

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2015.

Other Investments

Golf Investment

In December 2013, we restructured a debt investment that resulted in our acquisition of National Golf and American Golf. As of June 30, 2015, National Golf owns 27 golf properties and leases them to American Golf. American Golf also leases 50 golf properties owned by third parties and manages 11 golf properties owned by third parties. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

Public Properties - Public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales. Amenities at these properties generally include practice facilities, and pro shops with food and beverage facilities. Our public properties generally have small clubhouses with banquet facilities.

Private Properties - Private properties are open to members only and generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. Amenities at these properties typically include practice facilities, full service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.

Managed Properties - Our 11 managed properties are properties that American Golf manages pursuant to a management agreement with the owner. We will recognize revenue from these properties in an amount equal to the respective management fee.

In March 2015, Golf entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop.

The following table summarizes certain information about our golf properties as of June 30, 2015:

	Number of Properties	Number of Golf Holes
Leased
Public	44	828
Private	6	153
Total Leased	50	981
Owned
Public	12	234
Private	15	306
Total Owned	27	540
Managed	11	198
Total	88	1,719

Location
California	53	1,017
Florida	1	54
Georgia	10	171
Hawaii	1	18
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	5	108
Oklahoma	3	54
Oregon	4	90
Tennessee	2	36
Texas	3	54
Washington	1	18
	88	1,719

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 10 to our consolidated financial statements included herein, existing at June 30, 2015 (gross of $1.2 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2015 through December 31, 2015	$635	$375,704	$376,339
2016	1,371	—	1,371
2017	158,462	—	158,462
2018	1,563	—	1,563
2019	1,718	—	1,718
2020	1,114	—	1,114
Thereafter	508,319	51,004	559,323
Total	$673,182	$426,708	$1,099,890

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

As of June 30, 2015, Newcastle has a borrowing capacity of $3.1 million on the golf credit facilities.

Our non-CDO financings and golf credit facilities contain various customary loan covenants. We were in compliance with all of these covenants as of June 30, 2015. In addition, as of June 30, 2015, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities. All of the repurchase agreements have full recourse to Newcastle.

		Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Outstanding Balance at June 30, 2015	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$375,704	$382,196	$386,299	0.37%	$384,155	$388,529	0.37%

The weighted average differences between the fair value of the assets and the face amount of financing of the FNMA/FHLMC repurchase agreements was 5% as of June 30, 2015.

CDO VI contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, CDO VI passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flows that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flows and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for CDO VI.  The amounts set forth are as of June 30, 2015 unless otherwise noted (dollars in thousands). The impact of failing is already reflected in the cash flows set forth in the table.

CDO VI
Balance Sheet:
Assets Face Amount	$75,175
Assets Fair Value	52,226

Issued Debt Face Amount (1)	103,706
Cash Receipts:
Quarterly net cash receipts (2)	$27

Collateral Composition (3):	Face	Fair Value
CMBS	$62,056	$45,299	B+
ABS	13,032	6,840	CC
Cash from Principal Proceeds	87	87	—
Total	$75,175	$52,226	—

Collateral on Negative Watch (4)	$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Jun-2015 remittance
Cushion (Deficit) ($)	$(148,347)
As of Jul-2015 remittance
Cushion (Deficit) ($)	$(147,467)
Interest Coverage (6):
As of Jun-2015 remittance
Cushion (Deficit) (%)	(12.7)%
As of Jul-2015 remittance
Cushion (Deficit) (%)	22.6%
CDO Overview:
Effective	Aug-05
Reinvestment Period End (7)	Passed
Optional Call (8)	Passed
Auction Call (9)	Apr-15
WA Debt Spread (bps) (10)	48

(1)	Includes CDO bonds issued to third parties.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the six months ended June 30, 2015. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in June 2015 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)
Our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flows and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before June 30, 2015 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the June 2015 remittance date, we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of June 30, 2015 (dollars in thousands):

CDO VI		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate

Class I-MM	$323,000	$11,013	$—	$10,974	$21,987	LIBOR + 0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR + 0.40%
Class II	33,000	24,043	—	10,454	34,497	LIBOR + 0.50%
Class III-FL	15,000	5,341	—	10,683	16,024	LIBOR + 0.80%
Class III-FX	5,000	—	—	7,155	7,155	5.67%
Class IV-FL	9,600	679	—	10,186	10,865	LIBOR + 1.70%
Class IV-FX	2,400	3,630	—	—	3,630	6.55%
Class V	21,000	—	—	34,385	34,385	7.81%
Preferred	32,000	—	—	32,000	32,000	N/A
	$500,000	$103,706	$—	$115,837	$219,543

See notes on next page.

(1)	The amounts presented in these columns exclude the face amount of any canceled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

At June 30, 2015, we had 66,476,285 shares of common stock outstanding.

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

On May 7, 2015, and pursuant to the anti-dilution provisions of the Option Plans (as defined herein), Newcastle’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance of additional options, and the number of additional options to be issued will be determined so as to restore the loss in value that would otherwise occur in the absence of an equitable adjustment as a result of the 2014 return of capital distributions. A total of 178,740 options were issued at a strike price of $1.00.

Our outstanding options at June 30, 2015 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	114,479	5,001,443	5,115,922
Issued to the Manager and subsequently transferred to certain of the Manager's employees	30,182	477,903	508,085
Issued to the independent directors	333	—	333
Total	144,994	5,479,346	5,624,340
Weighted average strike price	$13.18	$2.51	$2.79

Common Stock Dividends Paid

		Amount
Declared for the Period Ended	Paid	Per Share
March 31, 2015	April 2015	$0.12
June 30, 2015	July 2015	$0.12

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Period Ended	Paid	Series B	Series C	Series D
January 31, 2015	January 2015	$0.609	$0.503	$0.523
April 30, 2015	April 2015	$0.609	$0.503	$0.523
July 31, 2015	July 2015	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2015, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2014	$(1,817)	$67,682	$65,865
Net unrealized gain on securities	—	(2,572)	(2,572)
Reclassification of net realized gain on securities into earnings	—	(28,876)	(28,876)
Net unrealized loss on derivatives designated as cash flow hedges	(60)	—	(60)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,937	—	1,937
Accumulated other comprehensive income (loss), June 30, 2015	$60	$36,234	$36,294

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased for the six months ended June 30, 2015 in accumulative other comprehensive income primarily as a result of the sales of CMBS, Non-Agency RMBS, and FNMA/FHLMC Agency RMBS, which was partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges decreased for the six months ended June 30, 2015, primarily as a result of swap interest payments and the termination of these swaps in June 2015.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flows used by operating activities was $14.6 million for the six months ended June 30, 2015 compared to $16.2 million provided by operating activities for the six months ended June 30, 2014. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $4.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to lower interest proceeds from CDO VIII and IX, as a result of paydowns and sales in 2014 and 2015.

•
Net cash receipts from our other debt portfolios increased by $1.1 million primarily due to an increase of approximately $3.4 million of net receipts on our FNMA/FHLMC securities offset by a decrease of approximately $2.3 million in net receipts from the manufactured housing loan portfolios that were sold in May 2014.

•
Operating cash flows from our Golf business decreased by $4.6 million due to one-time expenses paid in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and a catered event that occurred in January 2014 that was not repeated in January 2015.

•	Increase of $1.5 million as a result of the spin-off of New Media in February 2014.

•	Reduction of $30.1 million as a result of the spin-off of New Senior in November 2014.

•
Management fees paid decreased approximately $6.3 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to a decrease in gross equity as a result of the spin-offs of New Media in February

2014 and New Senior in November 2014 which was partially offset by an increase in gross equity as a result of the public offerings of our common stock in August 2014.

•	A decrease of approximately $0.3 million in other operating expenses paid during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Investing Activities

Investing activities provided $157.3 million and $715.2 million during the six months ended June 30, 2015 and 2014, respectively. Uses of cash flows from investing activities consisted primarily of investments made in senior housing properties, golf properties and real estate securities. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and return of restricted cash from investing activities.

Financing Activities

Financing activities used $102.2 million and $759.5 million during the six months ended June 30, 2015 and 2014, respectively. Borrowings under repurchase agreements and mortgage notes payable, return of margin deposits to our repurchase agreements and derivatives served as the primary sources of cash flows from financing activities. Uses of cash flows from financing activities included the repurchase of debt, repayment of debt, deposits made on margin calls related to our repurchase agreements and derivatives, proceeds contributed as part of the New Media spin-off, the payment of financing costs, and the payment of common and preferred dividends.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we had the following material off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2015, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2014, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition we had the following material contractual obligations that we executed during the six months ended June 30, 2015:

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

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income available for common stockholders	$17,019	$30,532	$14,927	$34,055
Add (Deduct):
Impairment (reversal)	13,679	1,526	14,084	2,772
Other (income) loss(A)	(29,044)	(39,510)	(29,231)	(55,357)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations(B)	(317)	26,634	(306)	60,758
Depreciation and amortization(C)	9,837	8,952	19,309	17,757
Acquisition, restructuring and spin-off related expenses	333	1,115	371	2,277
Core earnings	$11,507	$29,249	$19,154	$62,262

(A)	Net of $1.9 million of deal expenses relating to the sale of the manufactured housing portfolio which were recorded to general and administrative expense under GAAP during 2014.

(B)
Includes gain on settlement of investments of $0.3 million and $0.3 million and depreciation and amortization of $0 and less than $0.1 million for the three and six months ended June 30, 2015, respectively. Includes depreciation and amortization of $23.2 million and $50.7 million (gross of $0.7 million related to non-controlling interests), acquisition and spin-off related expenses of $3.4 million and $10.7 million, and other loss of less than $0.1 million and less than $0.1 million for the three and six months ended June 30, 2014, respectively.

(C)
Including accretion of membership deposit liability of $1.5 million and $2.9 million and amortization of favorable and unfavorable leasehold intangibles of $1.2 million and $2.5 million in the three and six months ended June 30, 2015, respectively. Including accretion of membership deposit liability of $1.4 million and $3.1 million and amortization of favorable and unfavorable leasehold intangibles of $1.2 million and $2.5 million in the three and six months ended June 30, 2014, respectively. The accretion of membership deposit liability was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf.

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

As of June 30, 2015, a 100 basis point increase in short term interest rates would increase our earnings by approximately $1.0 million per annum, based on the current net floating rate exposure from our investments and financings.

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

As of June 30, 2015, a 100 basis point change in short term interest rates would impact our net book value by approximately $3.2 million, based on the current net fixed rate exposure from our investments.

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

As of June 30, 2015, a 25 basis point movement in credit spreads would impact our net book value by approximately $1.1 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. The Company's management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

Our management agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by our independent directors as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. Our management agreement, as amended, does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. Entities managed by our Manager or its affiliates- including investment funds, private investment funds, or businesses managed by our Manager-have investment objectives that overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. These entities may invest in assets that meet our investment objectives, including real estate securities, real estate related and other loans, and other operating real estate, and other assets. Our Manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our Manager or its affiliates may determine, in their discretion, to make a particular investment through an investment vehicle other than us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity.

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

Our Manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 16, 2015, our board of directors adopted the 2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (the “2015 Plan”), as amended, which provides for 300,000 shares of our common stock to be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2015 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Newcastle Nonqualified Stock Option and Incentive Plan, the 2015 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our Manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Our Golf business is subject to various risks that may not apply to our other operations. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect the income generated by our facilities. The maintenance of satisfactory turf grass conditions on our golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of golf facilities in states (such as California, Georgia, New York and Texas) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our Golf business. See “-A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our results of operations.”

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

We had no assets in our consolidated CDOs as of June 30, 2015 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the June 2015 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2015, we had $375.7 million outstanding under repurchase agreement financings. These repurchase agreement obligations are with one counterparty.

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

In addition, certain of our derivative counterparties are required to maintain certain ratings to avoid having to post collateral or transfer the derivative to another counterparty. If a counterparty was downgraded below these levels, it may not be able to satisfy its obligations under the derivative, which could have a material negative effect on the applicable CDO.

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

In addition, when market conditions lead us to increase the portion of our CDO investments that are comprised of floating rate securities, the risk of assets inside our CDOs prepaying increases. Because our CDO financing costs are locked in, reinvestment of such prepayment proceeds at lower yields than the initial investments, as a result of changes in the interest rate or credit spread environment, will result in a decrease of the return on our equity and therefore our net income.

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

Our agreements with New Residential and New Senior may not reflect terms that would have resulted from negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential and New Senior for certain liabilities in connection with their respective spin-offs.

We completed the spin-off of New Residential in May 2013. The terms of the agreements related to the spin-off of New Residential, including a separation and distribution agreement dated April 26, 2013 (the “NRZ Separation and Distribution Agreement”) between us and New Residential and a management agreement between our Manager and New Residential, were not negotiated among unaffiliated third parties. Such terms were proposed by our officers and other employees of our Manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would have resulted from negotiations among unaffiliated third parties.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,486,652 shares or our common stock outstanding as of July 27, 2015. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

10.3
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 8, 2014 (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2014 annual meeting of stockholders filed on April 17, 2014).

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

10.6
2015 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.7
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.8
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.9
Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.33, filed on October 26, 2012).

10.10
Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therin (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.11
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.12	Form of Indemnification Agreement (incorporated by reference to the Registrant's Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

August 10, 2015

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

August 10, 2015

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

August 10, 2015