Form 10-Q
period 2015-09-30
NEWCASTLE INVESTMENT CORP
filed 2015-11-05
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common stock, $0.01 par value per share: 66,486,652 shares outstanding as of October 26, 2015.

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

•	geographical concentrations with respect to our investments, including the mortgage loans underlying and collateral securing certain of our debt investments;

•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;

•	competition within the industries in which we have and/or may pursue additional investments;

•	the impact of any current or further legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the "Manager") or one of its affiliates, including the impact of any actual, potential or predicted conflicts of interest;

•	our ability and willingness to maintain our qualification as a REIT; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Real estate securities, available-for-sale	$61,508	$231,754
Real estate securities, pledged as collateral	370,342	407,689
Real estate related and other loans, held-for-sale, net	142,802	230,200
Residential mortgage loans, held-for-sale, net	569	3,854
Subprime mortgage loans subject to call option	392,342	406,217
Investments in other real estate, net of accumulated depreciation	230,735	239,283
Intangibles, net of accumulated amortization	77,198	84,686
Other investments	20,258	26,788
Cash and cash equivalents	31,493	73,727
Restricted cash	5,759	15,714
Receivables from brokers, dealers and clearing organizations	363,981	—
Receivables and other assets	41,550	35,191
Assets of discontinued operations	53	6,803
Total Assets	$1,738,590	$1,761,906

Liabilities and Equity
Liabilities
CDO bonds payable	$92,812	$227,673
Other bonds and notes payable	7,494	27,069
Repurchase agreements	415,442	441,176
Credit facilities and obligations under capital leases	12,003	161,474
Financing of subprime mortgage loans subject to call option	392,342	406,217
Junior subordinated notes payable	51,226	51,231
Dividends payable	8,908	8,901
Payables to brokers, dealers and clearing organizations	370,473	—
Accounts payable, accrued expenses and other liabilities	164,078	179,390
Liabilities of discontinued operations	—	447
Total Liabilities	$1,514,778	$1,503,578

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2015 and December 31, 2014	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,486,652 and 66,424,508 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively	665	664
Additional paid-in capital	3,172,297	3,172,060
Accumulated deficit	(3,044,381)	(3,041,880)
Accumulated other comprehensive income	33,829	65,865
Total Newcastle Stockholders' Equity	223,993	258,292
Noncontrolling interests	(181)	36
Total Equity	$223,812	$258,328

Total Liabilities and Equity	$1,738,590	$1,761,906
 See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$23,010	$27,544	$74,353	$103,889
Interest expense	(14,715)	(18,411)	(48,392)	(60,909)
Net interest income	8,295	9,133	25,961	42,980
Impairment/(Reversal)
Valuation allowance (reversal) on loans	3,010	(4,015)	7,684	(1,243)
Other-than-temporary impairment on securities and other investments	427	—	9,899	—
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income	23	—	(39)	—
Total impairment (reversal)	3,460	(4,015)	17,544	(1,243)
Net interest income after impairment/reversal	4,835	13,148	8,417	44,223
Operating Revenues
Golf course operations	49,418	50,414	137,150	140,699
Sales of food and beverages - golf	20,035	18,871	53,991	52,333
Other golf revenue	13,411	12,209	35,352	33,831
Total operating revenues	82,864	81,494	226,493	226,863
Other Income (Loss)
Gain (loss) on settlement of investments, net	(3,168)	7,763	24,623	50,532
Gain (loss) on extinguishment of debt, net	14,878	—	15,367	(3,410)
Other income, net	277	4,855	1,871	23,011
Total other income	11,987	12,618	41,861	70,133
Expenses
Loan and security servicing expense	41	159	255	1,424
Operating expenses - golf	67,984	68,747	188,359	194,875
Cost of sales - golf	8,842	8,420	24,003	23,183
General and administrative expense	3,876	3,132	9,076	11,464
Management fee to affiliate	2,675	5,664	8,017	16,853
Depreciation and amortization	7,111	7,204	20,983	19,384
Total expenses	90,529	93,326	250,693	267,183
Income from continuing operations before income tax	9,157	13,934	26,078	74,036
Income tax expense	1,257	—	1,330	144
Income from continuing operations	7,900	13,934	24,748	73,892
Income (loss) from discontinued operations, net of tax	7	(8,624)	646	(32,427)
Net Income	7,907	5,310	25,394	41,465
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Net (income) loss attributable to noncontrolling interests	(13)	21	217	711
Income Applicable to Common Stockholders	$6,499	$3,936	$21,426	$37,991

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income Applicable to Common Stock, per share
Basic	$0.10	$0.06	$0.32	$0.63
Diluted	$0.09	$0.06	$0.31	$0.62
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests
Basic	$0.10	$0.20	$0.31	$1.18
Diluted	$0.09	$0.20	$0.30	$1.14
Income (Loss) from discontinued operations per share of common stock
Basic	$—	$(0.14)	$0.01	$(0.54)
Diluted	$—	$(0.14)	$0.01	$(0.54)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,484,962	62,329,023	66,445,705	59,848,506
Diluted	69,069,659	63,865,796	69,053,302	61,630,175
Dividends Declared per Share of Common Stock	$0.12	$0.60	$0.36	$1.80

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,907	$5,310	$25,394	$41,465
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	5,149	(3,743)	2,577	4,734
Reclassification of net realized (gain) on securities into earnings	(7,594)	—	(36,470)	(18,032)
Net unrecognized gain and pension prior service cost (discontinued operations)	—	—	—	9
Net unrealized gain (loss) on derivatives designated as cash flow hedges	—	6	(60)	(148)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(20)	1,200	1,917	3,372
Other comprehensive loss	(2,465)	(2,537)	(32,036)	(10,065)
Total comprehensive income (loss)	$5,442	$2,773	$(6,642)	$31,400
Comprehensive income (loss) attributable to Newcastle stockholders' equity	$5,429	$2,794	$(6,425)	$32,111
Comprehensive income (loss) attributable to noncontrolling interests	$13	$(21)	$(217)	$(711)

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Accumulated Other Comp.	Total Newcastle Stockholders'	Noncontrolling	Total Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity	Interests	(Deficit)
Equity - December 31, 2014	2,463,321	$61,583	66,424,508	$664	$3,172,060	$(3,041,880)	$65,865	$258,292	$36	$258,328

Dividends declared	—	—	—	—	—	(28,112)	—	(28,112)	—	(28,112)

Issuance of common stock	—	—	62,144	1	237	—	—	238	—	238

Comprehensive income (loss)

Net income (loss)	—	—	—	—	—	25,611	—	25,611	(217)	25,394

Other comprehensive loss	—	—	—	—	—	—	(32,036)	(32,036)	—	(32,036)

Total comprehensive income (loss)								(6,425)	(217)	(6,642)

Equity - September 30, 2015	2,463,321	$61,583	66,486,652	$665	$3,172,297	$(3,044,381)	$33,829	$223,993	$(181)	$223,812

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$25,394	$41,465
Adjustments to reconcile net income to net cash (used in) provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	20,994	102,585
Accretion of discount and other amortization	4,942	(12,393)
Net interest income on investments accrued to principal balance	(19,147)	(15,628)
Non-cash directors' compensation	238	275
Valuation allowance (reversal) on loans	7,684	(1,243)
Other-than-temporary impairment on securities	9,860	—
Change in fair value of contingent consideration	—	(1,500)
Straight-lining of rental income	—	(19,035)
Equity in earnings from equity method investments, net of distributions	(975)	(621)
Gain on settlement of investments (net)	(24,451)	(49,742)
Unrealized loss (gain) on non-hedge derivatives and hedge ineffectiveness	89	(18,432)
Loss/(gain) on extinguishment of debt, net	(15,367)	3,410
Change in:
Restricted cash	(1,725)	1,530
Receivables and other assets	(1,555)	6,441
Accounts payable, accrued expenses and other liabilities	(22,415)	(11,494)
Net cash (used in) provided by operating activities	(16,434)	25,618
Cash Flows From Investing Activities
Principal repayments from investments	124,015	232,630
Purchase of real estate securities	(1,039,220)	—
Proceeds from sale of investments	1,061,499	798,122
Acquisition and additions of investments in real estate	(2,894)	(313,519)
Change in restricted cash from investing activities	56,774	—
Deposits paid on investments	—	(150)
Net cash provided by investing activities	200,174	717,083
Cash Flows From Financing Activities
Repurchases of debt obligations	(152,281)	—
Borrowings under debt obligations	1,454,435	167,232
Repayments of debt obligations	(1,485,065)	(819,980)
Margin deposits under repurchase agreements and derivatives	(113,899)	(23,716)
Return of margin deposits under repurchase agreements and derivatives	112,631	23,716
Issuance of common stock	—	198,671
Costs related to issuance of common stock	—	(254)
Contribution of cash to New Media/New Residential upon spin-off	—	(23,845)
Common stock dividends paid	(23,919)	(105,462)
Preferred stock dividends paid	(4,185)	(4,185)
Payment of deferred financing costs	(500)	(3,002)
Payments from settlement of derivative instruments	(13,326)	—
Net cash used in financing activities	(226,109)	(590,825)
Net (Decrease) Increase in Cash and Cash Equivalents	(42,369)	151,876
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	73,727	42,721
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	135	63,223
Cash and Cash Equivalents, End of Period	$31,493	$257,820

Cash and Cash Equivalents of Continuing Operations, End of Period	$31,493	$215,035
Cash and Cash Equivalents of Discontinued Operations, End of Period	$—	$42,785

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for income taxes	$268	$1,351
Cash paid during the period for interest expense	$13,583	$58,093
Supplemental Schedule of Non-Cash Investing and Financing Activities
Costs associated with issuance of common stock	$—	$346
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$7,978	$39,840
Additions to capital lease assets and liabilities	$7,231	$5,162
Reduction of Assets and Liabilities relating to the spin-off of New Media
Property, plant and equipment, net	$—	$266,385
Goodwill and intangibles, net	$—	$271,350
Restricted cash	$—	$6,477
Receivables and other assets	$—	$101,940
Credit facilities, media	$—	$177,955
Accounts payable, accrued expenses and other liabilities	$—	$100,695

See notes to consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

Approximately 1.0 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at September 30, 2015. In addition, Fortress, through its affiliates, held options to purchase approximately 5.1 million shares of Newcastle’s common stock at September 30, 2015.

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

As of September 30, 2015, Newcastle's significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized as revenue ratably over the appropriate period, which is generally twelve months or less. The monthly dues are generally structured to cover the club operating costs and membership services.

Private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the consolidated statements of operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years.

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

Derivative transactions are entered into by Newcastle solely for risk management purposes, except for total rate of return swaps. Such total rate of return swaps are essentially financings of certain reference assets which are treated as derivatives for accounting purposes. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by management, including restrictions imposed by the Internal Revenue Code of 1986, as amended (the “Code”) among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

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
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

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

As of September 30, 2015, Newcastle no longer has derivative instruments that are designated and qualify as hedging instruments based on ASC 815, Derivatives and Hedging. Newcastle terminated two interest rate swaps in connection with the liquidation of CDO VIII and the interest rate swap in CDO VI matured in March 2015.

Non-Hedge Derivatives

With respect to interest rate swaps and caps that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such swaps and caps have been recognized currently in other income (loss). These derivatives may, to some extent, be economically effective as hedges. Under these agreements, we paid fixed monthly coupons at fixed rates of 4.85% of the notional amount to the counterparty and received floating rate LIBOR. Our interest rate swaps that were not designated as hedges matured in March 2015.

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

Newcastle typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, Newcastle may "roll" its TBA positions, whereby we may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. Newcastle accounts for its TBA transactions as non-hedge instruments, with changes in market value recorded on the statement of operations. As of September 30, 2015, Newcastle held TBA contracts consisting of

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

four short contracts totaling $1,100.9 million notional amount and three long contracts totaling $745.8 million notional amount of Agency RMBS.
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

Operating Leases and Other Operating Expenses - Other operating expenses for the Golf business consist primarily of equipment leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, and marketing. Many of the golf properties and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 years to 20 years, and typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in accounts payable, accrued expenses and other liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.
BALANCE SHEET MEASUREMENT
Investments in CDO Servicing Rights - In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three and nine months ended September 30, 2015, Newcastle recorded $0.1 million and $0.3 million, respectively, of servicing rights amortization and no servicing rights impairment. As of September 30, 2015, Newcastle’s servicing assets had a carrying value of $0.8 million, which is reported within receivables and other assets.
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
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to assets and liabilities of discontinued operations and measured at the lower of their carrying amount or fair value less costs of sale. The results of operations for such disposal, assuming such disposal qualifies as a strategic shift that had (or will have) a major effect on the operations or financial results as defined, are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

The Golf business leases certain golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the associated payments. Depreciation of capital lease assets is calculated using the straight-line method over the shorter of the estimated useful lives and the initial lease terms. The cost of equipment under capital leases is included in investments in other real estate in the consolidated balance sheets. Payments under the lease are treated as reductions of the liability, with a portion being recorded as interest expense under the effective interest method.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

Other Investment - Newcastle owns 23% of equity interest in a commercial real estate project which is recorded as an equity method investment. As of September 30, 2015 and December 31, 2014, the carrying value of this investment was $20.3 million and $26.8 million, respectively.  Newcastle evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the investee, the length of time and the extent to which the market value of the investment has been less than cost and the intent and ability of Newcastle to retain its investment.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. We are currently reviewing the guidance to determine the impact to the consolidated financial statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for Newcastle in the first quarter of 2016 and early adoption is permitted. The adoption of the new guidance will have no impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.  The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective in the first quarter of 2016 and early adoption is permitted. Newcastle elected to early adopt this new guidance effective for the first quarter of 2015 to simplify presentation of debt issuance costs and has applied the changes retrospectively to all periods presented. Accordingly, "Receivables and other assets" excludes deferred financing costs and "Repurchase Agreements" is reported net of deferred financing costs of $0.4 million as of September 30, 2015 and "Credit facilities and obligations under capital leases" is reported net of deferred financing costs of $0.4 million as of December 31, 2014 in the Consolidated Balance Sheets.

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
With respect to the sale of the commercial real estate properties in Beavercreek, OH, the assets of discontinued operations include no investments in other real estate as of September 30, 2015 and $6.6 million as of December 31, 2014, and cash and cash equivalents, restricted cash and receivables and other assets in the total amount of $0.1 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively. There were no liabilities of discontinued operations as of September 30, 2015. The liabilities of discontinued operations include accounts payable, accrued liabilities and other liabilities of $0.5 million as of December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income	$—	$—	$—	$—
Interest expense	—	14,138	—	43,525
Net interest income (loss)	—	(14,138)	—	(43,525)

Media income	—	—	—	68,213
Rental income	7	61,355	556	168,838
Care and ancillary income	—	6,428	—	17,555
Gain on settlement of investments	—	—	318	—
Other income	—	1,481	—	1,457
Total media, rental and other income	7	69,264	874	256,063

Media operating expenses	—	—	—	65,826
Property operating expenses	—	29,288	187	81,696
General and administrative expenses (A)	—	5,416	30	17,888
Depreciation and amortization	—	28,712	11	79,445
Income tax expense	—	334	—	110
Total expenses	—	63,750	228	244,965

Income (loss) from discontinued operations	$7	$(8,624)	$646	$(32,427)

Net income attributable to noncontrolling interests	$—	$—	$—	$522

(A)	Includes acquisition and spin-off related expenses of $4.0 million and $14.7 million for the three and nine months ended September 30, 2014.

The February 13, 2014 spin-off of New Media resulted in a $391.3 million reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options.

The November 6, 2014 spin-off of New Senior resulted in a $673.0 million reduction in the basis upon which Newcastle’s management fees are computed (and an equivalent reduction in the basis upon which the incentive compensation threshold is computed), as well as a reduction in the strike price of Newcastle’s then outstanding options.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle's segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Nine Months Ended September 30, 2015
Interest income	$30,983	$46,246	$110	$19	$—	$(3,005)	$74,353
Interest expense	(5,993)	(28,789)	(13,779)	(2,836)	—	3,005	(48,392)
Inter-segment elimination	(3,005)	—	3,005	—	—	—	—
Net interest income (expense)	21,985	17,457	(10,664)	(2,817)	—	—	25,961
Total impairment (reversal)	12,569	4,975	—	—	—	—	17,544
Total operating revenues	—	—	226,493	—	—	—	226,493
Total other income (loss)	30,271	(3,070)	14,606	54	—	—	41,861
Loan and security servicing expense	249	6	—	—	—	—	255
Operating expenses - golf (C)	—	—	181,506	—	—	—	181,506
Operating expenses - golf, repairs and maintenance expenses	—	—	6,853	—	—	—	6,853
Cost of sales - golf	—	—	24,003	—	—	—	24,003
General and administrative expense	—	—	1,960	5,767	—	—	7,727
General and administrative expense - acquisition and transaction expenses (D)	—	60	1,239	50	—	—	1,349
Management fee to affiliate	—	—	—	8,017	—	—	8,017
Depreciation and amortization	—	—	20,983	—	—	—	20,983
Income tax expense	—	—	1,330	—	—	—	1,330
Income (loss) from continuing operations	39,438	9,346	(7,439)	(16,597)	—	—	24,748
Income from discontinued operations, net of tax	—	—	—	—	646	—	646
Net income (loss)	39,438	9,346	(7,439)	(16,597)	646	—	25,394
Preferred dividends	—	—	—	(4,185)	—	—	(4,185)
Net loss attributable to noncontrolling interests	—	—	217	—	—	—	217
Income (loss) applicable to common stockholders	$39,438	$9,346	$(7,222)	$(20,782)	$646	$—	$21,426

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended September 30, 2015
Interest income	$1,375	$21,587	$38	$10	$—	$—	$23,010
Interest expense	(680)	(9,617)	(3,473)	(945)	—	—	(14,715)
Inter-segment elimination	—	—	—	—	—	—	—
Net interest income (expense)	695	11,970	(3,435)	(935)	—	—	8,295
Total impairment (reversal)	363	3,097	—	—	—	—	3,460
Total operating revenues	—	—	82,864	—	—	—	82,864
Total other income (loss)	—	(2,893)	14,834	46	—	—	11,987
Loan and security servicing expense	35	6	—	—	—	—	41
Operating expenses - golf (C)	—	—	65,518	—	—	—	65,518
Operating expenses - golf, repairs and maintenance expenses	—	—	2,466	—	—	—	2,466
Cost of sales - golf	—	—	8,842	—	—	—	8,842
General and administrative expense	—	—	919	1,946	—	—	2,865
General and administrative expense - acquisition and transaction expenses (D)	—	60	918	33	—	—	1,011
Management fee to affiliate	—	—	—	2,675	—	—	2,675
Depreciation and amortization	—	—	7,111	—	—	—	7,111
Income tax expense	—	—	1,257	—	—	—	1,257
Income (loss) from continuing operations	297	5,914	7,232	(5,543)	—	—	7,900
Income from discontinued operations, net of tax	—	—	—	—	7	—	7
Net income (loss)	297	5,914	7,232	(5,543)	7	—	7,907
Preferred dividends	—	—	—	(1,395)	—	—	(1,395)
Net income attributable to noncontrolling interests	—	—	(13)	—	—	—	(13)
Income (loss) applicable to common stockholders	$297	$5,914	$7,219	$(6,938)	$7	$—	$6,499

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt (B)	Golf	Corporate	Operations	Total
September 30, 2015
Investments	$49,397	$938,424	$307,933	$—	$—	$1,295,754
Cash and restricted cash	110	2,528	6,156	28,458	—	37,252
Other assets	95	371,036	33,954	446	—	405,531
Assets of discontinued operations	—	—	—	—	53	53
Total assets	49,602	1,311,988	348,043	28,904	53	1,738,590
Debt, net	100,306	738,201	81,586	51,226	—	971,319
Other liabilities	22	379,197	150,915	13,325	—	543,459
Liabilities of discontinued operations	—	—	—	—	—	—
Total liabilities	100,328	1,117,398	232,501	64,551	—	1,514,778
Preferred stock	—	—	—	61,583	—	61,583
Noncontrolling interests	—	—	(181)	—	—	(181)
Equity attributable to common stockholders	$(50,726)	$194,590	$115,723	$(97,230)	$53	$162,410

Additions to investments in real estate excluding intangibles and other liabilities, net of other assets acquired	$—	$—	$9,028	$—	$—	$9,028

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt	Golf	Corporate	Operations	Eliminations	Total
Nine Months Ended September 30, 2014
Interest income	$70,635	$39,102	$112	$41	$—	$(6,001)	$103,889
Interest expense	(16,932)	(32,344)	(14,764)	(2,870)	—	6,001	(60,909)
Inter-segment elimination	(6,001)	1,748	4,253	—	—	—	—
Net interest income (expense)	47,702	8,506	(10,399)	(2,829)	—	—	42,980
Total impairment (reversal)	(2,185)	942	—	—	—	—	(1,243)
Total operating revenues	—	—	226,863	—	—	—	226,863
Total other income	34,717	32,698	2,718	—	—	—	70,133
Loan and security servicing expense	466	958	—	—	—	—	1,424
Operating expenses - golf (C)	—	—	187,681	—	—	—	187,681
Operating expenses - golf, repairs and maintenance expenses	—	—	7,194	—	—	—	7,194
Cost of sales - golf	—	—	23,183	—	—	—	23,183
General and administrative expense	—	2,921	986	5,963	—	—	9,870
General and administrative expense - acquisition and transaction expenses (D)	—	—	1,530	64	—	—	1,594
Management fee to affiliate	—	—	—	16,853	—	—	16,853
Depreciation and amortization	—	—	19,297	87	—	—	19,384
Income tax expense	—	—	144	—	—	—	144
Income (loss) from continuing operations	84,138	36,383	(20,833)	(25,796)	—	—	73,892
Loss from discontinued operations	—	—	—	—	(32,427)	—	(32,427)
Net income (loss)	84,138	36,383	(20,833)	(25,796)	(32,427)	—	41,465
Preferred dividends	—	—	—	(4,185)	—	—	(4,185)
Net loss attributable to non-controlling interests	—	—	189	—	522	—	711
Income (loss) applicable to common stockholders	$84,138	$36,383	$(20,644)	$(29,981)	$(31,905)	$—	$37,991

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended September 30, 2014
Interest income	$19,316	$9,749	$37	$6	$—	$(1,564)	$27,544
Interest expense	(4,823)	(9,343)	(4,847)	(962)	—	1,564	(18,411)
Inter-segment elimination	(1,564)	112	1,452	—	—	—	—
Net interest income (expense)	12,929	518	(3,358)	(956)	—	—	9,133
Total impairment (reversal)	(4,143)	128	—	—	—	—	(4,015)
Total operating revenues	—	—	81,494	—	—	—	81,494
Total other income	1,822	8,067	2,729	—	—	—	12,618
Loan and security servicing expense	157	2	—	—	—	—	159
Operating expenses - golf (C)	—	—	66,155	—	—	—	66,155
Operating expenses - golf, repairs and maintenance expenses	—	—	2,592	—	—	—	2,592
Cost of sales - golf	—	—	8,420	—	—	—	8,420
General and administrative expense	—	1,051	527	2,238	—	—	3,816
General and administrative expense - acquisition and transaction expenses (D)	—	—	27	(711)	—	—	(684)
Management fee to affiliate	—	—	—	5,664	—	—	5,664
Depreciation and amortization	—	—	7,191	13	—	—	7,204
Income tax expense	—	—	—	—	—	—	—
Income (loss) from continuing operations	18,737	7,404	(4,047)	(8,160)	—	—	13,934
Loss from discontinued operations	—	—	—	—	(8,624)	—	(8,624)
Net income (loss)	18,737	7,404	(4,047)	(8,160)	(8,624)	—	5,310
Preferred dividends	—	—	—	(1,395)	—	—	(1,395)
Net loss attributable to non-controlling interests	—	—	21	—	—	—	21
Income (loss) applicable to common stockholders	$18,737	$7,404	$(4,026)	$(9,555)	$(8,624)	$—	$3,936

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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

(B)	The following table summarizes the investments and debt in the other debt segment:

	September 30, 2015
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Subprime mortgage loans subject to call options	$392,342	$392,342	$392,342	$392,342
Other
Unlevered real estate securities (E)	37,347	12,111	—	—
Levered real estate securities	354,806	370,342	345,859	345,859
Real estate related and other loans	230,229	142,802	—	—
Other investments	N/A	20,258	—	—
Residential mortgage loans	925	569	—	—
	$1,015,649	$938,424	$738,201	$738,201

(C)
Operating expenses-golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $1.1 million and $3.4 million for the three and nine months ended September 30, 2015, respectively and $1.2 million and $3.9 million for the three and nine months ended September 30, 2014.

(D)	Includes all transaction related and spin-off related expenses.

(E)	Excludes eight securities with zero value, which had an aggregate face amount of $115.5 million.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

	September 30, 2015
	(Unaudited)	December 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$49,398	$219,490
Real estate related and other loans, held-for-sale, net	—	230,200
Residential mortgage loans, held-for-sale, net	—	3,211
Subprime mortgage loans subject to call option	392,342	406,217
Other investments	—	20,308
Restricted cash	110	11,790
Receivables and other assets	95	1,927
Assets of discontinued operations	—	6,803
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$441,945	$899,946

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

	September 30, 2015
	(Unaudited)	December 31, 2014
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$92,812	$227,673
Other bonds and notes payable	7,494	27,069
Financing of subprime mortgage loans subject to call option	392,342	406,217
Accounts payable, accrued expenses and other liabilities	22	2,391
Liabilities of discontinued operations	—	447
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$492,670	$663,797

Newcastle’s subprime securitizations and CDO V are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and no longer receives a significant portion of their returns. Newcastle deconsolidated CDO V as of June 17, 2011 as a result of an event of default which allowed Newcastle to be removed as collateral manager and prevents purchasing and selling of certain collateral within CDO V.

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

As of September 30, 2015, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Newcastle had variable interests in the following unconsolidated VIEs at September 30, 2015, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (A) (B)	Carrying Value of Newcastle's Investment (C)
Newcastle CDO V	$80,426	$107,438	$9,183

(A)	Face amount.

(B)	Newcastle CDO V includes $43.5 million face amount of debt owned by Newcastle with a carrying value of $9.2 million at September 30, 2015.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

5. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2015, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS	$70,284	$80,167	$(55,372)	$24,795	$17,802	$(35)	$42,562	16	B	5.00%	20.57%	1.6	25.9%
Non-Agency RMBS	16,688	23,461	(20,667)	2,794	7,036	(67)	9,763	9	CC	1.59%	11.32%	11.0	9.1%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	—%	—	0.0%
CDO (E)	14,575	—	—	—	9,183	—	9,183	2	C	1.53%	—%	8.1	24.2%
Debt Security Total / Average (F)	$110,011	$111,275	$(83,686)	$27,589	$34,021	$(102)	$61,508	28	CCC+	4.15%	19.64%	3.8
Equity Securities		87	(87)	—	—	—	—	2
Total Securities, Available-for-Sale		$111,362	$(83,773)	$27,589	$34,021	$(102)	$61,508	30

FNMA/FHLMC	354,806	370,472	—	370,472	—	(130)	370,342	2	AAA	3.50%	2.83%	8.0	N/A
Total Securities, Pledged as Collateral (F)	$354,806	$370,472	$—	$370,472	$—	$(130)	$370,342	2

(A)	See Note 13 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding 8 securities with zero value, which had an aggregate face amount of $115.5 million.

(F)	The total outstanding face amount was $423.2 million for fixed rate securities and $41.6 million for floating rate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2015, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $2.4 million with respect to real estate securities (gross of less than $0.1 million of other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of September 30, 2015.

		Amortized Cost Basis
Securities in	Outstanding		Other-than-					Number	Weighted Average
an Unrealized	Face	Before	Temporary	After	Gross Unrealized		Carrying	of				Life
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$358,555	$374,899	$(3,010)	$371,889	$—	$(230)	$371,659	4	AAA	3.50%	2.84%	7.9
Twelve or More Months	192	192	—	192	—	(2)	190	1	B-	5.16%	5.16%	0.1
Total	$358,747	$375,091	$(3,010)	$372,081	$—	$(232)	$371,849	5	AAA	3.50%	2.84%	7.9

Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

	September 30, 2015
		Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	$ N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,315	1,416	(3,010)	(100)
Non credit impaired securities	370,534	370,665	—	(132)
Total debt securities in an unrealized loss position	$371,849	$372,081	$(3,010)	$(232)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the nine months ended September 30, 2015:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,174)

Additions for credit losses on securities for which an OTTI was not previously recognized	(1,567)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(1,443)

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	4,174

Reduction for securities sold/written off during the period	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(3,010)

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at September 30, 2015:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$10,373	14.8%	$8,560	34.0%
Northeastern U.S.	12,753	18.1%	5,507	21.9%
Southeastern U.S.	17,676	25.1%	5,945	23.6%
Midwestern U.S.	21,715	30.9%	3,358	13.4%
Southwestern U.S.	7,767	11.1%	1,768	7.0%
Other	—	—%	14	0.1%
Foreign	—	—%	—	—%
	$70,284	100.0%	$25,152	100.0%

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
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

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

In July 2015, Newcastle settled on a trade to purchase $403.9 million face amount of agency RMBS at an average price of 102.88% of par for total proceeds of approximately $415.6 million. This transaction was financed with $393.8 million of repurchase agreements.

In September 2015, Newcastle sold $250.4 million face amount of agency RMBS at an average price of 103.83% of par for total proceeds of approximately $260.0 million and recognized a gain of $2.5 million. Newcastle repaid $250.1 million of outstanding repurchase agreement liabilities in connection with this sale.

In September 2015, Newcastle entered into a trade to sell $348.9 million face amount of agency RMBS at an average price of 104.32% of par for total proceeds of approximately $364.0 million and recognized a gain of $5.1 million. Newcastle repaid $345.9 million of outstanding repurchase agreement liabilities in connection with this sale. Newcastle settled on this trade in October 2015.

In September 2015, Newcastle entered into a trade to purchase $354.8 million face amount of agency RMBS at an average price of 104.42% of par for total proceeds of approximately $370.5 million. This transaction was financed with $352.6 million of repurchase agreements and the trade settled in October 2015.
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

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at September 30, 2015. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$37,200	$19,433	3	8.00%	8.27%	0.4	100.0%	$17,767
Corporate Bank Loans	193,029	123,369	4	22.39%	18.32%	1.1	—%	45,687
Total Real Estate Related and other Loans Held-for-Sale, Net	$230,229	$142,802	7	20.43%	16.70%	1.0	16.2%	$63,454

Residential Mortgage Loans Held-for-Sale, Net (D)	$925	$569	4	69.30%	2.83%	1.7	100.0%	$766

Subprime Mortgage Loans Subject to Call Option	$392,342	$392,342

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average life is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of September 30, 2015, $63.5 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

The following is a summary of real estate related and other loans by maturities at September 30, 2015:

	Outstanding		Number of
Year of Maturity (1)	Face Amount	Carrying Value	Loans
Period from October 1, 2015 to December 31, 2015	$63,453	$—	4
2016	19,433	19,433	1
2017	—	—	—
2018	—	—	—
2019	147,343	123,369	2
2020	—	—	—
Thereafter	—	—	—
Total	$230,229	$142,802	7

(1)	Based on the final extended maturity date of each loan investment as of September 30, 2015.

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2014	$230,200	$3,854
Purchases / additional fundings	—	—
Interest accrued to principal balance	19,497	—
Principal paydowns	(46,696)	(131)
Sales	(55,574)	(2,912)
Valuation (allowance) reversal on loans	(7,461)	(223)
Accretion of loan discount, other amortization and other income	3,203	(13)
Other	(367)	(6)
Balance at September 30, 2015	$142,802	$569

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The following is a rollforward of the related loss allowance.

	Held-For-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2014	$(75,926)	$(154)
Charge-offs (A)	14,345	160
Valuation (allowance) reversal on loans	(7,461)	(223)
Balance at September 30, 2015	$(69,042)	$(217)

(A)
The charge-offs for real estate related loans represent four loans. Two loans were sold, one loan was restructured, and one loan was written off. The charge-offs for residential mortgage loans represent the sale of two loans.

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at September 30, 2015:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$—	—%	$—	—%
Northeastern U.S.	7,967	9.6%	523	56.6%
Southeastern U.S.	7,754	9.3%	263	28.4%
Midwestern U.S.	—	—%	139	15.0%
Southwestern U.S.	3,711	4.5%	—	—%
Foreign	63,454	76.6%	—	—%
	$82,886	100.0%	$925	100.0%
Other	147,343	(A)
	$230,229
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

In August 2015, Newcastle closed on the sale of two residential mortgage loans with face amount of $3.3 million for total proceeds of $2.9 million net of transaction expenses.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at September 30, 2015:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$285,550	$408,323	$693,873
Loans subject to call option (carrying value)	$285,301	$107,041	$392,342
Retained bonds (fair value) (B)	$2,926	$—	$2,926

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

(A)	Average loan seasoning of 122 months and 104 months for Subprime Portfolios I and II, respectively, at September 30, 2015.

(B)
The retained interests include retained bonds of the securitizations with negligible monthly interest cash flows until principal payment is available. The fair value of which is estimated based on pricing service quotation. The weighted average yield of the retained bonds was 21.2% as of September 30, 2015.

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

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of September 30, 2015:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB)	$285,550	$408,323
Weighted average coupon rate of loans	5.59%	4.46%
Delinquencies of 60 or more days (UPB) (A)	$60,932	$122,962
Net credit losses for the nine months ended September 30, 2015	$12,455	$16,432
Cumulative net credit losses	$284,485	$353,529
Cumulative net credit losses as a % of original UPB	18.9%	32.5%
Percentage of ARM loans (B)	51.0%	63.4%
Percentage of loans with original loan-to-value ratio >90%	11.0%	16.9%
Percentage of interest-only loans	1.8%	3.5%
Face amount of debt (C)	$281,301	$406,027
Weighted average funding cost of debt (D)	0.56%	0.34%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)
Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I and overcollateralization of $0.2 million and $2.3 million on Subprime Portfolio I and II, respectively, at September 30, 2015.

(D)	Includes the effect of applicable hedges, if any.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the nine months ended September 30, 2015 and 2014.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN OTHER REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate related to its Golf business:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value

Land	$90,324	$—	$90,324	$90,324	$—	$90,324
Buildings and improvements	141,429	(25,391)	116,038	139,949	(17,729)	122,220
Furniture, fixtures and equipment	25,087	(14,612)	10,475	23,621	(5,544)	18,077
Capital leases - equipment	13,011	(1,393)	11,618	6,528	(547)	5,981
Construction in progress	2,280	—	2,280	2,681	—	2,681
Investments in Other Real Estate	$272,131	$(41,396)	$230,735	$263,103	$(23,820)	$239,283

In March 2015, Golf entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop.

In August 2015, the lease on the golf property in Hawaii expired and Golf exited the property.

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its Golf business:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(41)	$659	$700	$(23)	$677
Leasehold intangibles (1)	49,962	(8,590)	41,372	50,275	(5,206)	45,069
Management contracts	36,993	(7,138)	29,855	37,650	(4,666)	32,984
Internally-developed software	800	(280)	520	800	(160)	640
Membership base	5,236	(1,309)	3,927	5,214	(748)	4,466
Nonamortizable liquor license	865	—	865	850	—	850
Total Intangibles	$94,556	$(17,358)	$77,198	$95,489	$(10,803)	$84,686
(1) The amortization expense for leasehold intangibles is reported in operating expense - golf in the consolidated statements of operations.

Intangible assets are amortized on a straight-line basis over the following estimated useful lives: 30 years for trade name; 1-26 years for leasehold intangibles and management contracts; 5 years for internally-developed software and 7 years for the membership base.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

9.    RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle's receivables and other assets:

	September 30, 2015	December 31, 2014
Accounts receivable, net	$8,112	$7,369
Prepaid expenses	6,757	6,639
Interest receivable	1,145	2,324
Deposits	7,465	7,339
Inventory	5,424	4,964
Derivative assets	3,712	—
Miscellaneous assets, net (1)	8,935	6,556
	$41,550	$35,191

(1)
In the first quarter of 2015, Newcastle adopted ASU 2015-03 (see Note 2) which requires retrospective application to all prior periods. Accordingly, "Miscellaneous assets, net" is reduced by $0.4 million for deferred financing costs as of December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

10.   DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations at September 30, 2015:

	September 30, 2015
										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Life (Years)	Floating Rate Face Amount (C)
CDO Bonds Payable
CDO VI (D)	Apr 2005	$92,812	$92,812	Apr 2040	0.89%		0.89%	4.1	$89,123	$72,663	$26,960	$49,398	3.4	$12,688
		92,812	92,812				0.89%	4.1	89,123	72,663	26,960	49,398	3.4	12,688
Other Bonds and Notes Payable
NCT 2013-VI IMM-1 (E)	Nov 2013	8,177	7,494	Apr 2040	LIBOR+0.25%		17.50%	0.4	8,177	N/A	N/A	N/A	N/A	N/A
		8,177	7,494				17.50%	0.4	8,177	N/A	N/A	N/A	N/A	N/A
Repurchase Agreements (F)
FNMA/FHLMC Securities	Sep 2015	345,859	345,859	Oct 2015	0.49%		0.49%	0.1	—	348,920	363,981	363,981	7.7	—
Golf Loans (G)	Aug 2015	70,000	69,583	Feb 2016	LIBOR+3.50%		6.15%	0.4	70,000	N/A	N/A	N/A	N/A	N/A
		415,859	415,442				1.43%	0.2	70,000	348,920	363,981	363,981	7.7	—
Golf Credit Facilities
Vineyard II	Dec 1993	200	200	Dec 2043	2.11%		2.11%	28.2	200	N/A	N/A	N/A	N/A	N/A
Capital Leases (Equipment)	May 2014 - Sep 2015	11,803	11,803	May 2021	3.22% to 11.54%		6.57%	4.8	—	N/A	N/A	N/A	N/A	N/A
		12,003	12,003				6.51%	5.2	200	N/A	N/A	N/A	N/A	N/A
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,226	Apr 2035	7.57%	(H)	7.36%	19.6	—	N/A	N/A	N/A	N/A	N/A
		51,004	51,226				7.36%	19.6	—	N/A	N/A	N/A	N/A	N/A
Subtotal debt obligations		579,855	578,977				2.18%	2.6	$167,500	$421,583	$390,941	$413,379	7.0	$12,688
Financing on subprime mortgage loans subject to call option (I)		392,342	392,342
Total debt obligations		$972,197	$971,319
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)
Including the effect of applicable hedges and deferred financing cost. For fixed rate mortgage notes payable, the weighted average funding cost is calculated based on the average rate during the nine months ended September 30, 2015.

(C)	Excluding restricted cash held in CDOs to be used for principal and interest payments of CDO debt.

(D)
This CDO was not in compliance with its applicable over collateralization tests as of September 30, 2015. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), since net interest is being used to repay debt, and expects this CDO to remain out of compliance for the foreseeable future.

(E)	Represents financings of previously repurchased Newcastle CDO bonds for which the collateral is eliminated in consolidation.

(F)
These repurchase agreements had $0.3 million of accrued interest payable at September 30, 2015. The counterparties on these repurchase agreements are Nomura ($196.9 million), Morgan Stanley ($98.8 million), Citi ($50.2 million) and Credit Suisse ($70.0 million). Newcastle has margin exposures on a total of $415.9 million repurchase agreements related to the financing of FNMA/FHLMC securities and Golf loans. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity. $345.9 million of repurchase agreements were repaid in October 2015 as part of the sale of the FNMA/FHLMC securities.

(G)
The golf repurchase agreement is collateralized by assets of the Golf business. The carrying amount of the golf repurchase agreement is reported net of deferred financing costs of $0.4 million as of September 30, 2015.

(H)	LIBOR +2.25% after April 2016.

(I)	Issued in April 2006 and July 2007 and secured by the general credit of Newcastle. See Note 6 regarding the securitizations of Subprime Portfolio I and II.

Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction.  Failure to satisfy these tests would cause the principal and/or interest cashflows that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As of September 30, 2015, CDO VI was not in compliance with its over collateralization tests and as a result, Newcastle’s cashflows and liquidity were negatively impacted due to the failure. Based upon Newcastle's current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future.

In March 2015, Newcastle sold Agency RMBS with a face amount of approximately $380.4 million at an average price of 104.72% for a gain of $5.9 million and repaid associated repurchase agreements. Also in March 2015, Newcastle financed $389.1 million face amount of purchased FNMA/FHLMC securities with repurchase agreements with carrying value of $386.1 million as of March 31, 2015. These repurchase agreements bore interest at 0.37%, matured in April 2015 and were subject to customary margin provisions.

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

In August 2015, Newcastle acquired from a third party $51.4 million outstanding face amount of first lien golf debt at a price of 90.0% of par, or $46.3 million, and $105.6 million outstanding face amount of second lien golf debt at a price of 90.0% of par, or $95.0 million.  The purchases were funded with $71.3 million cash and $70.0 million of short-term debt financing. Newcastle recorded a gain on extinguishment of debt of $15.4 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

In September 2015, Newcastle sold $250.4 million face amount of agency RMBS at an average price of 103.83% of par for total proceeds of approximately $260.0 million and recognized a gain of $2.5 million. Newcastle repaid $250.1 million of outstanding repurchase agreement liabilities in connection with this sale.

In September 2015, Newcastle entered into a trade to sell $348.9 million face amount of agency RMBS at an average price of 104.32% of par for total proceeds of approximately $364.0 million and recognized a gain of $5.1 million. Newcastle repaid $345.9 million of outstanding repurchase agreement liabilities in connection with this sale. Newcastle settled on this trade in October 2015.

In September 2015, Newcastle entered into a trade to purchase $354.8 million face amount of agency RMBS at an average price of 104.42% of par for total proceeds of approximately $370.5 million. This transaction was financed with $352.6 million of repurchase agreements and the trade settled in October 2015.

The Golf business leases certain golf carts and other equipment under capital leases. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 48 to 66 months with a purchase price option at the termination of the lease.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2015 are as follows:

October 1, 2015 - December 31, 2015	$672
2016	2,690
2017	2,690
2018	2,683
2019	2,627
2020 and thereafter	2,669
Total minimum lease payments	14,031
Less: imputed interest	(2,228)
Present value of net minimum lease payments	$11,803

Newcastle’s non-CDO financings and golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of September 30, 2015.

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle's accounts payable, accrued expenses and other liabilities:

	September 30, 2015	December 31, 2014
Accounts payable and accrued expenses	$30,532	$35,854
Membership deposit liabilities	86,345	79,678
Deferred revenue	8,678	29,322
Security deposit payable	6,484	5,293
Unfavorable leasehold interests, net	5,862	6,443
Derivative liabilities	6,124	4,328
Accrued rent	3,942	2,605
Due to affiliates	1,032	1,125
Miscellaneous liabilities	15,079	14,742
	$164,078	$179,390

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

12.	DERIVATIVES

Newcastle's derivative instruments are comprised of interest rate swaps and TBAs. The table below presents the fair value of the derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014:

		Fair Value
		September 30, 2015	December 31, 2014
	Balance Sheet Location
Derivative assets
TBAs, not designated as hedges	Receivables and other assets	$3,712	$—
		$3,712	$—

Derivative liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$—	$1,963
Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	—	334
TBAs, not designated as hedges	Accounts payable, accrued expenses and other liabilities	6,124	2,031
		$6,124	$4,328

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2015	2014	2015	2014
Cash flow hedges
Gain (loss) on the ineffective portion	Other income (loss)	$—	$(158)	$—	$101
Loss immediately recognized at de-designation	Other income (loss)	—	(34)	—	(34)
Loss recognized on termination of hedge	Gain (loss) on settlement of investments	—	—	(612)	—
Net deferred hedge gain reclassified from AOCI into earnings	Interest expense	20	16	58	42
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	—	(1,024)	(1,363)	(3,481)
Amount of unrealized gain (loss) recognized in OCI on derivatives (effective portion)	N/A	—	6	(60)	(148)

Non-hedge derivatives
Gain recognized related to interest rate swaps	Other income (loss)	$—	$1,762	$292	$5,866
Gain recognized related to linked transactions	Other income (loss)	—	—	—	12,499
Loss recognized related to linked transactions	Interest expense	—	—	—	(211)
Loss recognized related to TBAs	Other income (loss)	(382)	—	(381)	—
Loss on settlement of TBAs	Gain (loss) on settlement of investments, net	(10,771)	—	(12,714)	—

The following table presents additional information about cash flow hedge transactions:

	September 30, 2015	December 31, 2014
Cash flow hedges
Expected reclassification of deferred hedges from AOCI into earnings over the next 12 months	$40	$78
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	—	(1,730)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

13.   FAIR VALUE

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of Newcastle’s financial instruments at September 30, 2015:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$61,508	$61,508	Broker/counterparty quotations, pricing services, pricing models
Real estate securities, pledged as collateral	370,342	370,342	Broker/counterparty quotations, pricing services
Real estate related and other loans, held-for-sale, net	142,802	158,874	Broker/counterparty quotations, pricing services, pricing models
Residential mortgage loans, held-for-sale, net	569	603	Broker/counterparty quotations, pricing models
Subprime mortgage loans subject to call option (B)	392,342	392,342	(B)
Restricted cash	5,759	5,759
Cash and cash equivalents	31,493	31,493
Non-hedge derivative assets (C)	3,712	3,712	Counterparty quotations, pricing services

Liabilities
CDO bonds payable (D)	$92,812	$16,243	Pricing models
Other bonds and notes payable (D)	7,494	8,003	Pricing models
Repurchase agreements	415,442	415,859	Market comparables, counterparty quotations
Credit facilities and obligations under capital leases	12,003	12,003	Pricing models
Financing of subprime mortgage loans subject to call option (B)	392,342	392,342	(B)
Junior subordinated notes payable	51,226	38,696	Pricing models
Non-hedge derivatives (C)	6,124	6,124	Counterparty quotations, pricing services

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

(B)	Represents an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6).

(C)	Represents derivative assets and liabilities including TBA forward contracts (Note 12).

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
SEPTEMBER 30, 2015
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
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
CMBS	$42,562	$—	$42,562	$—	$42,562
Non-Agency RMBS	9,763	—	9,763	—	9,763
CDO (A)	9,183	—	—	9,183	9,183
Real estate securities, available-for-sale total	$61,508	$—	$52,325	$9,183	$61,508

Real estate securities, pledged as collateral:
FNMA/FHLMC	$370,342	$370,342	$—	$—	$370,342
Real estate securities, pledged as collateral total	$370,342	$370,342	$—	$—	$370,342

Derivative assets:
TBAs, not treated as hedges	$3,712	$3,712	$—	$—	$3,712
Derivative assets total	$3,712	$3,712	$—	$—	$3,712

Liabilities
Derivative liabilities:
TBAs, not treated as hedges	$6,124	$6,124	$—	$—	$6,124
Derivative liabilities total	$6,124	$6,124	$—	$—	$6,124

(A)	Represents non-consolidated CDO securities, excluding eight securities with zero value, which had an aggregate face amount of $115.5 million as of September 30, 2015.

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by Newcastle for assets and liabilities measured at fair value on a recurring basis as of September 30, 2015. This table excludes inputs used to measure fair value that are not developed by Newcastle, such as broker prices and other third-party pricing service valuations.

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
CDO	$—	$9,183	10.5%	4.7%	28.8%	62.5%
Total	$—	$9,183

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

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

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2015 as follows:

	CMBS	Non-Agency RMBS	Equity/Other Securities	Total
Balance at December 31, 2014	$178,763	$45,035	$7,956	$231,754
Transfers
Transfers into Level 3	—	—	367	367
Total gains (losses)
Included in net income (A)	12,038	14,826	(367)	26,497
Included in other comprehensive income (loss)	(17,671)	(12,846)	1,227	(29,290)
Amortization included in interest income	5,611	2,699	—	8,310
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	(102,607)	(37,582)	—	(140,189)
Proceeds from repayments	(33,572)	(2,369)	—	(35,941)
Balance at September 30, 2015	$42,562	$9,763	$9,183	$61,508

(A)	These gains (losses) are recorded in the following line items in the consolidated statements of operations:

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

Nine Months Ended September 30, 2015
Gain (loss) on settlement of investments, net	$28,854
OTTI, net	(2,357)
Total	$26,497

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

The following tables summarize certain information for real estate related and other loans and residential mortgage loans held-for-sale as of September 30, 2015:

			Significant Input
			Range		Weighted Average
	Carrying	Fair	Discount	Loss	Discount	Loss
Loan Type	Value	Value	Rate	Severity	Rate	Severity
Mezzanine	$19,433	$19,433	0.0%-8.0%	0%-100%	8.0%	47.8%
Bank Loan	123,369	139,441	0.0%-22.5%	0%-100%	22.4%	23.7%
Total Real Estate Related and other Loans Held-for-Sale, Net	$142,802	$158,874

			Significant Input (Weighted Average)

	Carrying	Fair	Discount	Prepayment	Constant	Loss
Loan Type	Value	Value	Rate	Speed	Default Rate	Severity
Residential Loans	569	603	69.3%	0.9%	83.7%	22.4%
Total Residential Mortgage Loans, Held-for-Sale, Net	$569	$603

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
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
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

14.   EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in Newcastle's outstanding options for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Outstanding at December 31, 2014	5,500,599	$4.26
Granted	178,740	1.00
Exercised	13,201	1.00
Expired	55,332	14.92
Forfeited	—	—
Outstanding at September 30, 2015	5,610,806	$2.79	7.03

Exercisable at September 30, 2015	4,732,305	$2.64	6.68

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

As of September 30, 2015, Newcastle’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	115,239	5,010,243	5,125,482
Issued to the Manager and subsequently transferred to certain of the Manager's employees	29,422	455,902	485,324
Issued to the independent directors	—	—	—
Total	144,661	5,466,145	5,610,806
Weighted average strike price	$13.18	$2.52	$2.79

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

On September 21, 2015, Newcastle declared a quarterly dividend of $0.12 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended September 30, 2015. Dividends totaling $9.4 million were paid in October 2015.

In June 2015, Newcastle issued a total of 51,777 shares of its common stock to its independent directors as a component of their annual compensation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

B. Option Exercise

On July 16, 2015, a former employee of the Manager exercised 13,201 options with a weighted average exercise price of $1.00. Upon exercise, 10,367 shares of Newcastle common stock were issued reflecting the $0.05 million intrinsic value of the exercisable options net of the exercise price.
C. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Income from continuing operations after preferred dividends and noncontrolling interests	$6,492	$12,560	$20,780	$70,418
Income (loss) from discontinued operations, net of tax	7	(8,624)	646	(32,427)
Income Applicable to Common Stockholders	$6,499	$3,936	$21,426	$37,991

Denominator:
Denominator for basic earnings per share - weighted average shares	66,484,962	62,329,023	66,445,705	59,848,506
Effect of dilutive securities
Options	2,584,697	1,536,773	2,607,597	1,781,669
Denominator for diluted earnings per share - adjusted weighted average shares	69,069,659	63,865,796	69,053,302	61,630,175

Basic earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$0.10	$0.20	$0.31	$1.18
Income (loss) from discontinued operations per share of common stock	$—	$(0.14)	$0.01	$(0.54)
Income Applicable to Common Stock, per share	$0.10	$0.06	$0.32	$0.63

Diluted earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$0.09	$0.20	$0.30	$1.14
Income (loss) from discontinued operations per share of common stock	$—	$(0.14)	$0.01	$(0.54)
Income Applicable to Common Stock, per share	$0.09	$0.06	$0.31	$0.62

Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. Newcastle’s common stock equivalents are its outstanding stock options. As of September 30, 2015 and 2014, Newcastle had 251,459 and 227,079 antidilutive options. During the three months ended September 30, 2015 and 2014, based on the treasury stock method, Newcastle had 2,584,697 and 1,536,773 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the nine months ended September 30, 2015 and 2014, Newcastle had 2,607,597 and 1,781,669 dilutive common stock equivalents, respectively, resulting from its outstanding options. Net income available for common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interests.

15.   COMMITMENTS AND CONTINGENCIES

Newcastle may, from time to time, be involved in various disputes, litigation and regulatory inquiries and investigations that arise in the ordinary course of business. Management, after consultation with legal counsel, believes the ultimate liability arising from such actions, individually and in the aggregate, that existed at September 30, 2015, if any, will not materially affect Newcastle’s consolidated results of operations or financial position.

16. INCOME TAXES

The provision for income taxes (including discontinued operations) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current:
Federal	$996	$129	$1,076	$718
State and Local	269	29	289	194
Total Current Provision	$1,265	$158	$1,365	$912
Deferred:
Federal	$(7)	$155	$(30)	$(159)
State and Local	(1)	21	(5)	(499)
Total Deferred Provision	$(8)	$176	$(35)	$(658)

Total Provision for Income Taxes	$1,257	$334	$1,330	$254
Provision for income taxes from continuing operations	$1,257	$—	$1,330	$144
Provision for income taxes from discontinued operations	$—	$334	$—	$110

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2015 are presented below:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Allowance for loan losses	$397	$366
Depreciation and amortization	32,593	13,938
Accrued expenses	1,660	2,006
Net operating losses	21,289	26,543
Other	159	2,365
Total deferred tax assets	56,098	45,218
Less valuation allowance	(39,908)	(27,434)
Net deferred tax assets	$16,190	$17,784
Deferred tax liabilities:
Leaseholds	16,111	17,741
Total deferred tax liabilities	$16,111	$17,741
Net deferred income tax assets (A)	$79	$43

(A)	Recorded in Receivables and Other Assets on the consolidated balance sheets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of September 30, 2015 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

17.   GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME, NET

These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$7,617	$—	$42,357	$18,032
Loss on settlement of real estate securities	—	—	(5,926)	—
Gain on repayment/disposition of loans held-for-sale	—	7,763	1,532	32,500
Loss on repayment/disposition of loans held-for-sale	(14)	—	(14)	—
Loss recognized on termination of hedge	—	—	(612)	—
Loss on settlement of TBAs	(10,771)	—	(12,714)	—
	$(3,168)	$7,763	$24,623	$50,532
Other income, net
Gain (loss) on non-hedge derivative instruments	$(382)	$1,762	$(89)	$18,365
Realized loss recognized at de-designation of hedges	—	(34)	—	(34)
Hedge ineffectiveness	—	(158)	—	101
Collateral management fee income, net	174	225	553	740
Equity in earnings of equity method investees	333	332	975	621
Loss on disposal of long-lived assets	(549)	(756)	(729)	(790)
Other income	701	3,484	1,161	4,008
	$277	$4,855	$1,871	$23,011

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

18. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Income Components	Location	2015	2014	2015	2014
Net realized gain (loss) on securities
(Impairment) reversal	Other-than-temporary impairment on securities, net of portion of other-than-temporary impairment on securities recognized in other comprehensive income	$(23)	$—	$39	$—
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	7,617	—	42,357	18,032
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	—	—	(5,926)	—
		$7,594	$—	$36,470	$18,032
Net realized gain (loss) on derivatives designated as cash flow hedges
Realized loss recognized upon de-designation	Other income (loss)	$—	$(34)	$—	$(34)
Loss recognized on termination of hedge	Gain (loss) on settlement of investments, net	—	—	(612)	—
Hedge ineffectiveness	Other income (loss)	—	(158)	—	101
Amortization of deferred gain	Interest expense	20	16	58	42
Realized loss reclassified from AOCI into income, related to effective portion	Interest expense	—	(1,024)	(1,363)	(3,481)
		$20	$(1,200)	$(1,917)	$(3,372)

Total reclassifications		$7,614	$(1,200)	$34,553	$14,660

19.   OTHER-THAN-TEMPORARY-IMPAIRMENT

The following table summarizes the amounts Newcastle recorded in the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Debt securities	$363	$—	$1,988	$—
Equity securities	87	—	367	—
Other investments	—	—	7,505	—
Total impairment expense	$450	$—	$9,860	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2015
(dollars in tables in thousands, except share data)

20.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its consolidated statement of cash flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Nine Months Ended September 30,
	2015	2014
Restricted cash generated from sale of securities	$139,257	$72,422
Restricted cash generated from sale of loans	$55,574	$—
Restricted cash generated from paydowns on securities and loans	$76,126	$297,505
Restricted cash used for repayments of CDO bonds payable	$145,773	$321,921

21.   SUBSEQUENT EVENTS

These consolidated financial statements include a discussion of material events, if any, that have occurred subsequent to September 30, 2015 (referred to as subsequent events) through the issuance of these consolidated financial statements.

In October 2015, Newcastle settled on a trade to sell $348.9 million face amount of agency RMBS at an average price of 104.32% of par for total proceeds of approximately $364.0 million and recognized a gain of $5.1 million. Newcastle repaid $345.9 million of outstanding repurchase agreement liabilities in connection with this sale (see Note 5).

In October 2015, Newcastle settled on a trade to purchase $354.8 million face amount of agency RMBS at an average price of 104.42% of par for total proceeds of approximately $370.5 million. This transaction was financed with $352.6 million of repurchase agreements (see Note 5).

In October 2015, Newcastle financed an unencumbered real estate related loan with a face amount of $19.4 million with a note payable for $11.7 million.  This note payable bears interest at one month LIBOR + 3.00%, matures in October 2016 and is subject to customary margin provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Newcastle Investment Corp. (and its subsidiaries, “Newcastle” or the “Company”). The following should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein, and with Part II, Item 1A, “Risk Factors.”

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

Our debt business consists of assets of $49.4 million financed in CDOs whereby Newcastle is the manager, as well as $938.4 million of other real estate securities and assets.

Our Golf business includes 87 properties in the United States that we lease, own or manage.  Since the acquisition of our Golf business in December 2013, we have sought to enhance the value of our Golf business by hiring a new senior management team to optimize the portfolio and focus on revenues and earnings growth.  In addition, we believe that our golf portfolio is highly scalable, and we could potentially grow through acquisitions of or expansion into related businesses. We continue to consider opportunistic investments with respect to the golf and leisure industry.

We report our business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf properties and facilities (“Golf”), and (iv) corporate.

Revenues attributable to each segment, as revised for previously reported periods, are disclosed below (in thousands):

	Debt Investments
	CDOs	Other Debt	Golf	Corporate	Total
Nine Months Ended September 30, 2015
Revenues	$30,983	$46,246	$226,603	$19	$303,851	(1)
Inter-segment elimination	(3,005)	—	—	—	(3,005)
Revenues, net	$27,978	$46,246	$226,603	$19	$300,846
Nine Months Ended September 30, 2014
Revenues	$70,635	$39,102	$226,975	$41	$336,753	(2)
Inter-segment elimination	(6,001)	—	—	$—	$(6,001)
Revenues, net	$64,634	$39,102	$226,975	$41	$330,752

(1)	Excludes $0.6 million of revenue included in discontinued operations related to the sale of commercial real estate.

(2)	Excludes $254.6 million of revenue included in discontinued operations related to senior housing, media and the sale of commercial real estate.

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

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads decreased, or “tightened,” during 2014 relative to 2013 and have remained relatively unchanged in the first nine months of 2015 compared to 2014, which has had a favorable impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten and to decrease when spreads widen.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

Golf Business

With respect to our Golf business, trends in consumer discretionary spending as well as climate and weather patterns have a significant impact on the markets in which we operate. Our Golf business is subject to seasonal fluctuations caused by significant reductions in golf activities as well as revenue in the first and fourth quarters, as a result of shorter days and colder temperatures.  Consequently, a significantly larger portion of our revenue from our golf operations is earned in the second and third quarters of our fiscal year. In addition, severe weather patterns can also negatively impact our results of operations. While the traditional golf industry has generally been declining in recent years, we believe improving economic conditions and improvements in local housing markets will help drive membership growth and increase the number of golf rounds played.  In addition, we believe growth in related industries, including in leisure entertainment, can positively impact our Golf business.

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

See Note 13 to our consolidated financial statements in Part I, Item 1, “Financial Statements” for information regarding the fair value of our investments, and its estimation methodology, as of September 30, 2015.

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

We generally classify non-binding broker and pricing service quotations we receive as level 3 inputs. Such quotations are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and not “actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $422.7 million carrying value of securities valued using quotations as of September 30, 2015, a 100 basis point change in credit spreads would impact estimated fair value by approximately $26.0 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness, as well as historical performance. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended September 30, 2015, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2014.

For securities valued with internal models, which have an aggregate fair value of $9.2 million as of September 30, 2015, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$14,575

Fair value	$9,183

Effect on fair value with 10% unfavorable change in:
Discount rate	$(299)
Prepayment rate	$(6)
Default rate	$(6)
Loss severity	$(17)

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

We do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of September 30, 2015, we had 4 securities with a carrying amount of $9.8 million that had been downgraded during the nine months ended September 30, 2015, and we recorded an other-than-temporary impairment charge of $2.0 million on these securities for the nine months ended September 30, 2015. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Membership Deposit Liabilities

In our Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the consolidated statements of operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the consolidated balance sheet and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the consolidated statements of operations. The determination of the estimated average expected life of an active membership involves significant judgment and estimation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09 Revenues from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. We are currently reviewing the guidance to determine the impact to the consolidated financial statements.

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. The ASU is effective for Newcastle in the first quarter of 2016 and early adoption is permitted. The adoption of the new guidance will have no impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.  The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective in the first quarter of 2016 and early adoption is permitted. Newcastle elected to early adopt this new guidance effective for the first quarter of 2015 to simplify presentation of debt issuance costs and has applied the changes retrospectively to all periods presented. Accordingly, "Receivables and other assets" excludes deferred financing costs and "Repurchase Agreements" is reported net of deferred financing costs of $0.4 million as of September 30, 2015 and "Credit facilities and obligations under capital leases" is reported net of deferred financing costs of $0.4 million as of December 31, 2014 in the Consolidated Balance Sheets.

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Interest income	$23,010	$27,544	$(4,534)	(16.5)%
Interest expense	(14,715)	(18,411)	(3,696)	(20.1)%
Net interest income	8,295	9,133	(838)	(9.2)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	3,010	(4,015)	7,025	175.0%
Other-than-temporary impairment on securities, net	450	—	450	N.M.
Total impairment (reversal)	3,460	(4,015)	7,475	186.2%
Net interest income after impairment/reversal	4,835	13,148	(8,313)	(63.2)%

Operating Revenues	82,864	81,494	1,370	1.7%

Other Income (Loss)
Gain (loss) on settlement of investments, net	(3,168)	7,763	(10,931)	(140.8)%
Gain on extinguishment of debt, net	14,878	—	14,878	N.M.
Other income, net	277	4,855	(4,578)	(94.3)%
Total other income	11,987	12,618	(631)	(5.0)%
Expenses
Loan and security servicing expense	41	159	(118)	(74.2)%
Operating expenses - golf (including repairs and maintenance expense)	67,984	68,747	(763)	(1.1)%
Cost of sales - golf	8,842	8,420	422	5.0%
General and administrative expense (including acquisition and transaction expense)	3,876	3,132	744	23.8%
Management fee to affiliate	2,675	5,664	(2,989)	(52.8)%
Depreciation and amortization	7,111	7,204	(93)	(1.3)%
Total expenses	90,529	93,326	(2,797)	(3.0)%

Income from continuing operations before income tax	$9,157	$13,934	$(4,777)	(34.3)%

N.M. – Not meaningful.

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Interest income	$74,353	$103,889	$(29,536)	(28.4)%
Interest expense	(48,392)	(60,909)	(12,517)	(20.6)%
Net interest income	25,961	42,980	(17,019)	(39.6)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	7,684	(1,243)	8,927	N.M.
Other-than-temporary impairment on securities, net	9,860	—	9,860	N.M.
Total impairment (reversal)	17,544	(1,243)	18,787	N.M.
Net interest income after impairment/reversal	8,417	44,223	(35,806)	(81.0)%

Operating Revenues	226,493	226,863	(370)	(0.2)%

Other Income (Loss)
Gain on settlement of investments, net	24,623	50,532	(25,909)	(51.3)%
Gain (loss) on extinguishment of debt, net	15,367	(3,410)	18,777	N.M.
Other income, net	1,871	23,011	(21,140)	(91.9)%
Total other income	41,861	70,133	(28,272)	(40.3)%
Expenses
Loan and security servicing expense	255	1,424	(1,169)	(82.1)%
Operating expense - golf (including repairs and maintenance expense)	188,359	194,875	(6,516)	(3.3)%
Cost of sales - golf	24,003	23,183	820	3.5%
General and administrative expense (including acquisition and transaction expense)	9,076	11,464	(2,388)	(20.8)%
Management fee to affiliate	8,017	16,853	(8,836)	(52.4)%
Depreciation and amortization	20,983	19,384	1,599	8.2%
Total expenses	250,693	267,183	(16,490)	(6.2)%

Income from continuing operations before income tax	$26,078	$74,036	$(47,958)	(64.8)%
N.M. – Not meaningful.

Interest Income

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Interest income decreased by $4.5 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to a decrease of $7.4 million primarily due to the sale of securities in our CDOs since May 2014 and a decrease of $2.7 million primarily due to the paydowns and sales of real estate related loans in CDOs VIII and IX. These were offset by an increase of $4.0 million related to the addition of Agency RMBS and an increase of $1.6 million related to additional paid-in-kind ("PIK") interest earned on two real estate related loans.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Interest income decreased by $29.5 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to: (i) a $14.3 million net decrease as a result of the sales and paydowns of real estate related loans in CDOs VIII and IX since May 2014, (ii) a $8.5 million decrease as a result of the sale of the manufactured housing and residential mortgage loan portfolios during 2014, and (iii) a decrease of $16.9 million due to the sale of securities in our CDOs during 2014 and the nine months ended September 30, 2015. These were offset by an increase of $7.9 million related to the addition of Agency RMBS and an increase of $2.3 million related to additional PIK interest earned on two real estate related loans.

Interest Expense

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Interest expense decreased by $3.7 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to: (i) a $2.8 million decrease in swap interest expense as there were no interest swaps in the third quarter of 2015 compared to the third quarter of 2014 and (ii) a $1.4 million decrease in the CDO segment due to paydowns of debt as a result of paydowns and sales of assets since May 2014. These were offset by an increase of $0.5 million in interest expense due to additions of repurchase agreements related to the financing of our Agency RMBS.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

Interest expense decreased by $12.5 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to: (i) a $7.8 million decrease in swap interest expense due to a lower notional balance in 2015 compared to 2014, (ii) a $2.5 million decrease in the other debt segment primarily due to the payoff of the debt following the sale of the manufactured housing and residential mortgage loan portfolio in May 2014, and (iii) a $3.1 million decrease in the CDO segment due to paydowns of debt as a result of paydowns and sales of assets since May 2014 and the nine months ended September 30, 2015. This was offset by an increase of $0.9 million due to higher balances of repurchase agreements financing the Agency RMBS portfolio and increases in interest expense due to a higher golf debt balance.

Valuation Allowance (Reversal) on Loans

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The valuation allowance (reversal) on loans change of $7.0 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily due to changes in mark-to-market related to our real estate related loans.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014

The valuation allowance (reversal) on loans change of $8.9 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily due to a $9.8 million increase in allowances related to our real estate related loans and a $0.9 million decrease in allowances related to our manufactured housing and residential mortgage loan portfolios.

Other-than-temporary Impairment on Securities, Net

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

We recorded other-than-temporary impairments of $0.4 million on two debt securities and $0.1 million on one equity security during the three months ended September 30, 2015. We did not record other-than-temporary impairment during the three months ended September 30, 2014.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
We recorded other-than-temporary impairments of $2.0 million on two debt securities, $0.4 million on one equity security and $7.5 million on an equity method investment during the nine months ended September 30, 2015. We did not record other-than-temporary impairment during the nine months ended September 30, 2014.
Operating Revenues

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The operating revenues increased by $1.4 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to: (i) a $1.6 million increase related to the increase in driving range revenue from the introduction of a new program at public golf properties, (ii) a $1.5 million increase in revenues related to new marketing programs offering various all-inclusive packages at certain golf properties, and (iii) a $0.6 million increase in membership dues at private clubs, partially offset by a $2.3 million decrease due to golf property lease terminations in 2014 and 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
The operating revenues decreased by $0.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to golf property lease terminations in 2014 and 2015.

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The net gain on settlement of investments decreased by $10.9 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. During the three months ended September 30, 2015, we recorded a gain of $7.6 million on the sale of Agency RMBS and a loss of $10.7 million on the settlement of TBAs. During the three months ended September 30, 2014, we recorded a gain of $7.8 million on the sale of residential whole loans.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
The net gain on settlement of investments decreased by $25.9 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we recorded a gain of $28.9 million on the sale of CMBS and non-Agency RMBS, a gain of $7.5 million on the sale of Agency RMBS, and a gain of $1.5 million on the sale of real estate related loans. This was offset by $13.3 million of losses associated with the settlement of derivatives in the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we recorded a gain of $32.5 million related to the sale of our manufactured housing loan portfolio and residential whole loans portfolio, and a gain of $18.0 million on the sale of debt securities.

Gain on Extinguishment of Debt, Net

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The gain on extinguishment of debt of $14.9 million recorded during the three months ended September 30, 2015 primarily relates to the extinguishment of the first and second lien golf debt as a result of acquiring $157.0 million face amount of golf debt from a third party in August 2015. There was no gain on extinguishment of debt during the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
The gain on extinguishment of debt of $15.4 million recorded during the nine months ended September 30, 2015 primarily relates to the extinguishment of the first and second lien golf debt as a result of acquiring $157.0 million face amount of golf debt from a third party in August 2015 and the extinguishment of CDO bonds payable as a result of repurchasing $11.5 million face amount of CDO bonds payable in June 2015. The loss on extinguishment of debt of $3.4 million during the nine months ended September 30, 2014 relates to the write-off of the unamortized discount on the manufactured housing debt upon the sale of the portfolio and the payoff of the debt in May 2014.

Other Income, Net

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Other income decreased by $4.6 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to: (i) a $1.6 million decrease of income recognized on non-hedge derivatives , (ii) a $0.4 million decrease on the mark-to-market on the value of the TBAs, and (iii) a decrease of $5.2 million related to the gain on a lease modification related to a golf course that was recognized in the three months ended September 30, 2014. This was partially offset by an increase of $0.2 million of income earned on a foreclosed loan and $1.7 million related to the change in liability assumed as part of the Golf acquisition and $0.7 million due to golf property lease terminations in the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Other income decreased by $21.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to: (i) a $5.6 million decrease of income recognized on non-hedge derivatives due to declining notional swap balances, (ii) a $12.5 million decrease of income recognized on linked transactions that paid off in 2014, (iii) a decrease of $5.2 million related to the gain on a lease modification related to golf course that was recognized in the nine months ended September 30, 2014, (iv) a decrease of $0.5 million related to income recognized on the payoff of a real estate related loan in January 2014, and (v) a decrease of $0.4 million related to the mark-to-market on the value of the TBAs. This was partially offset by $0.4 million of income earned on equity method investments, (ii) an increase of $0.5 million related a one time receipt of funds in 2015 related to the sale of the manufactured housing loan portfolio in May 2014, (iii) a $1.7 million increase related to the change in liability assumed as part of the Golf acquisition, and (iv) a $0.5 million increase due to golf property lease terminations in the nine months ended September 30, 2014.

Loan and Security Servicing Expense

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

There was no significant change in loan and security servicing expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Loan and security servicing expense decreased by $1.2 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to the paydown and sale of securities and loans in our CDOs and the sale of the residential manufactured housing and whole loan portfolios in 2014.

Operating Expenses - Golf (including Repairs and Maintenance Expense)

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Operating expenses - golf decreased by $0.8 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to lease terminations in 2014 and 2015, partially offset by increases in operating expenses at remaining golf properties.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Operating expenses - golf decreased by $6.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to lease terminations in 2014 and 2015, partially offset by increases in operating expenses at remaining golf properties.

Cost of Sales - Golf

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Cost of sales-golf increased by $0.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Cost of sales-golf increased by $0.8 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

General and administrative expense increased by $0.7 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to non-recurring professional fees incurred related to the acquisition of the first and second lien golf debt in August 2015.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
General and administrative expense decreased by $2.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to a decrease of transaction related expenses.

Management Fee to Affiliate

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Management fee to affiliate decreased by $3.0 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to a decrease in gross equity as a result of the New Senior spin-off in November 2014. This was partially offset by an increase in gross equity as a result of our public offering of common stock in August 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Management fee to affiliate decreased by $8.8 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to a decrease in gross equity as a result of the New Media spin-off in February 2014 and the New Senior spin-off in November 2014. This was partially offset by an increase in gross equity as a result of our public offering of common stock in August 2014.

Depreciation and Amortization

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

There was no significant change in depreciation and amortization during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Depreciation and amortization increased by $1.6 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the write-off of intangible liabilities resulting from golf property lease terminations and lease modifications in the fourth quarter of 2014.

Segment Results

Comparison of Golf Results of Operations for the three and nine months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Golf course operations	$49,418	$50,414	$(996)	(2.0)%
Sales of food and beverages - golf	20,035	18,871	1,164	6.2%
Other golf revenue	13,411	12,209	1,202	9.8%
Interest income	38	37	1	2.7%
Total revenues	82,902	81,531	1,371	1.7%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	67,984	68,747	(763)	(1.1)%
Cost of sales - golf	8,842	8,420	422	5.0%
General and administrative expense (including acquisition and transaction expense)	1,837	554	1,283	231.6%
Depreciation and amortization	7,111	7,191	(80)	(1.1)%
Interest expense	3,473	3,395	78	2.3%
Total expenses	89,247	88,307	940	1.1%

Other income, net	14,834	2,729	12,105	443.6%

Income (loss) from continuing operations before income tax	$8,489	$(4,047)	$12,536	309.8%

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Golf course operations	$137,150	$140,699	$(3,549)	(2.5)%
Sales of food and beverages - golf	53,991	52,333	1,658	3.2%
Other golf revenue	35,352	33,831	1,521	4.5%
Interest income	110	112	(2)	(1.8)%
Total revenues	226,603	226,975	(372)	(0.2)%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	188,359	194,875	(6,516)	(3.3)%
Cost of sales - golf	24,003	23,183	820	3.5%
General and administrative expense (including acquisition and transaction expense)	3,199	2,516	683	27.1%
Depreciation and amortization	20,983	19,297	1,686	8.7%
Interest expense	10,774	10,511	263	2.5%
Total expenses	247,318	250,382	(3,064)	(1.2)%

Other income, net	14,606	2,718	11,888	437.4%

Income (loss) from continuing operations before income tax	$(6,109)	$(20,689)	$14,580	70.5%
N.M. – Not meaningful.

Golf Course Operations
Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Golf course operations decreased by $1.0 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to lease terminations in 2014 and 2015, partially offset by increases at remaining golf properties.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Golf course operations decreased by $3.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to lease terminations in 2014 and 2015, partially offset by increases at remaining golf properties.

Sales of Food and Beverages - Golf

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Sales of food and beverages - golf increased by $1.2 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to new marketing programs offering various all-inclusive packages at certain golf properties, partially offset by reductions from lease terminations in 2014 and 2015.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Sales of food and beverages - golf increased by $1.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to increases in private event revenues and new marketing programs offering various all-inclusive packages at certain golf properties, partially offset by reductions from lease terminations in 2014 and 2015.
Other Golf Revenue
Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Other golf revenue increased by $1.2 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the introduction of a new driving range program at public golf properties, partially offset by reductions from lease terminations in 2014 and 2015.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Other golf revenue increased by $1.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the introduction of a new driving range program at public golf properties, partially offset by reductions from lease terminations in 2014 and 2015.
Interest Income
Three months ended September 30, 2015 compared to the three months ended September 30, 2014

There was no significant change in interest income during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
There was no significant change in interest income during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Operating Expenses - Golf (including Repairs and Maintenance Expense)
Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Operating expenses - golf decreased by $0.8 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to lease terminations in 2014 and 2015, partially offset by increases in operating expenses at remaining golf properties.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Operating expenses - golf decreased by $6.5 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to lease terminations in 2014 and 2015.

Cost of Sales - Golf

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Cost of sales - golf increased by $0.4 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Cost of sales - golf increased by $0.8 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
General and Administrative Expense (including Acquisition and Transaction Expense)
Three months ended September 30, 2015 compared to the three months ended September 30, 2014

General and administrative expense increased by $1.3 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to non-recurring professional fees incurred related to the acquisition of the first and second lien golf debt in August 2015.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
General and administrative expense increased by $0.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to non-recurring professional fees incurred related to the acquisition of the first and second lien golf debt in August 2015.
Depreciation and Amortization
Three months ended September 30, 2015 compared to the three months ended September 30, 2014

There was no significant change in depreciation and amortization during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Depreciation and amortization increased by $1.7 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the write-off of intangible liabilities resulting from golf property lease terminations and lease modifications in the fourth quarter of 2014.
Interest Expense
Three months ended September 30, 2015 compared to the three months ended September 30, 2014
There was no significant change in interest expense during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Interest expense increased by $0.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to additional interest expense for capital leases.
Other Income, Net
Three months ended September 30, 2015 compared to the three months ended September 30, 2014

Other income increased by $12.1 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the gain on extinguishment of debt recorded related to the acquisition of the first and second lien golf debt at a discount, partially offset by a 2014 change in liability assumed as part of the Golf acquisition.
Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014
Other income increased by $11.9 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the gain on extinguishment of debt recorded related to the acquisition of the first and second lien golf debt at a discount, partially offset by a 2014 change in liability assumed as part of the Golf acquisition.

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

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) amortization of favorable and unfavorable leasehold intangibles from the acquisition of the Golf business in December 2013, (iii) accretion of the Golf membership liabilities in interest expense, (iv) gains and losses from sales of assets financed with CDOs, (v) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (vi) unrealized gains or losses on our non-hedge derivatives, (vii) the non-cash gains or losses associated with our early extinguishment of debt, (viii) depreciation and amortization, and (ix) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf related real estate and operations.  The Company has paid dividends of $23.9 million thus far in fiscal year 2015.  For the nine months ended September 30, 2015, the Company reported net cash used in operating activities of $16.4 million and net cash provided by investing activities of $200.2 million, and cash and cash equivalents of $73.7 million as of December 31, 2014.  The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.  See “Risk Factors-Risks Related to Our REIT Status and the 1940 Act” for more information.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of October 26, 2015 are set forth below:

•	Cash – We had approximately $39.6 million cash to invest;

•
Margin Exposure and Recourse Financings – We have margin exposure on a $352.8 million repurchase agreements related to the financing of FNMA/FHLMC securities, a $70.0 million repurchase agreement related to the financing of the acquisition of Golf debt and an $11.7 million note payable related to the financing of a real estate related loan.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

	October 26, 2015	September 30, 2015	December 31, 2014
CDO securities	$—	$—	$55,894
FNMA/FHLMC securities	352,765	345,859	385,282
Golf loans	70,000	70,000	—
Mezzanine note payable	11,660	—	—
Total recourse financings outstanding face amount	$434,425	$415,859	$441,176

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at September 30, 2015 (dollars in millions).

	Outstanding Face Amount	Amortized Cost Basis (1)	Percentage of Total Amortized Cost Basis	Carrying Value	Number of Investments	Credit (2)	Weighted Average Life (years) (3)
Debt Investment
Commercial Assets
CMBS	$70	$25	2.9%	$43	16	B	1.6
Mezzanine Loans	37	19	2.2%	19	3	81%	0.4
CDO Securities (4)	15	—	—%	9	2	C	8.1
Other Investments (5)	20	20	2.3%	20	1	—	—
Total Commercial Assets	142	64	7.4%	91			2.0

Residential Assets
Residential Loans	1	1	0.1%	1	—	690	1.7
Non-Agency RMBS	17	3	0.3%	10	9	CC	11.0
Real Estate ABS	8	—	—%	—	1	C	—
	26	4	0.4%	11			7.3
FNMA/FHLMC	355	370	42.6%	370	2	AAA	8.0
Total Residential Assets	381	374	43.0%	381			7.9

Corporate Assets
Corporate Bank Loans	193	123	14.2%	123	4	NR	1.1
Total Corporate Assets	193	123	14.2%	123			1.1

Total Debt Investments	716	561	64.6%	595			5.1
Other Investments
Golf Investment (6)	367	308	35.4%	308

Total Portfolio/Weighted Average	$1,083	$869	100.0%	$903

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (7)				$392
Cash and restricted cash				37
Assets of discontinued operations				—
Other				407
GAAP total assets				$1,739

WA – Weighted average, in all tables.
NR – Not rated, in all tables.

(1)	Net of impairment.

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

(3)	Weighted average life is based on the timing of expected principal reduction on the asset.

(4)	Represents non-consolidated CDO securities, excluding 8 securities with zero value, which had an aggregate face amount of $115.5 million.

(5)	Represents an equity investment in a real estate owned property.

(6)	Face amount of the golf investment represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization.

(7)
Our subprime mortgage loans subject to call option are excluded from the presentation of our consolidated investment portfolio because they represent an option, not an obligation, to repurchase loans and the option is a noneconomic interest until exercised, and is offset by a liability in an amount equal to the GAAP asset on the consolidated balance sheet.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at September 30, 2015:

Weighted average asset yield	8.42%
Weighted average funding cost	0.49%
Net interest spread	7.93%

The net interest spread increased from 6.14% at December 31, 2014 to 7.93% at September 30, 2015 primarily (i) the sale of lower yielding assets, (ii) the pay down of debt obligations with higher funding cost, and (iii) the reduction in funding costs associated with the maturity of one interest rate swap and the termination of two interest rate swaps during the nine months ended September 30, 2015.

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

CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC	4	$3,296	$1,334	5.4%	$1,313	76.5%	46.5%	1.0
2004	BB+	3	10,237	6,225	25.1%	9,744	14.2%	35.2%	3.4
2005	B-	4	39,834	10,744	43.3%	24,801	37.9%	26.5%	1.8
2006	AAA	3	6,609	6,492	26.2%	6,704	9.0%	37.8%	0.5
2007	C	2	10,308	—	—%	—	100.0%	0.0%	—
Total / WA	B	16	$70,284	$24,795	100.0%	$42,562	42.6%	25.9%	1.6

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2015.

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

Mezzanine Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	3	$37,200	$19,433	100.0%	$19,433	64.0%	81.3%	47.8%
Total/WA	3	$37,200	$19,433	100.0%	$19,433	64.0%	81.3%	47.8%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

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

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (C)
Newcastle	CMBS	2	C	$14,575	$—	—%	$9,183	24.2%
TOTAL/WA		2	C	$14,575	$—	—%	$9,183	24.2%

(A)	Represents non-consolidated CDO securities, excluding 8 securities with zero value, which had an aggregate face amount of $115.5 million.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2015.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Residential Loans

Deal	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis(B)	Percentage of Total Amortized Cost Basis	Carrying Value(B)	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (C)	Cumulative Loss to Date
Residential Loans Portfolio I	690	$925	$569	100.0%	$569	1.7	$1,100	82.8%	—%

(A)	Based on original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans.

(C)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

In August 2015, Newcastle closed on the sale of two residential mortgage loans with face amount of $3.3 million, for total proceeds of $2.9 million net of transaction expenses.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value	Principal Subordination (D)	Excess Spread (E)
2004	BB-	2	$1,790	$732	26.2%	$1,691	6.8%	0.9%
2005	C	5	8,849	171	6.1%	3,950	5.7%	3.6%
2006	C	1	4,000	627	22.4%	2,926	22.2%	4.5%
2007	CC	1	2,049	1,264	45.3%	1,196	—%	3.8%
Total / WA	CC	9	$16,688	$2,794	100.0%	$9,763	9.1%	3.5%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2004	11.4	0.11	22.4%	5.4%	1.8%
2005	10.7	0.09	8.6%	16.3%	8.2%
2006	10.2	0.19	12.3%	30.1%	18.8%
2007	9.1	0.25	11.0%	24.4%	37.6%
Total / WA	10.5	0.13	11.3%	19.4%	13.7%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our consolidated financial statements included herein.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2015.

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

In July 2015, Newcastle settled on a trade to purchase $403.9 million face amount of agency RMBS at an average price of 102.88% of par for total proceeds of approximately $415.6 million. This transaction was financed with $393.8 million of repurchase agreements.

In September 2015, Newcastle sold $250.4 million face amount of agency RMBS at an average price of 103.83% of par for total proceeds of approximately $260.0 million and recognized a gain of $2.5 million. Newcastle repaid $250.1 million of outstanding repurchase agreement liabilities in connection with this sale.

In September 2015, Newcastle entered into a trade to sell $348.9 million face amount of agency RMBS at an average price of 104.32% of par for total proceeds of approximately $364.0 million and recognized a gain of $5.1 million. Newcastle repaid $345.9 million of outstanding repurchase agreement liabilities in connection with this sale. Newcastle settled on this trade in October 2015.

In September 2015, Newcastle entered into a trade to purchase $354.8 million face amount of agency RMBS at an average price of 104.42% of par for total proceeds of approximately $370.5 million. This transaction was financed with $352.6 million of repurchase agreements and the trade settled in October 2015.

Corporate Bank Loans

Industry	Average Minimum Rating	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value
Resorts	NR	3	$179,838	$118,079	95.7%	$118,079
Restaurant	NR	1	13,191	5,290	4.3%	5,290
Total / WA	NR	4	$193,029	$123,369	100.0%	$123,369

Intrawest Loan (included in the Resorts section of the table above)

In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new real estate related loan to Intrawest, which is a portfolio company of a private equity fund managed by an affiliate of our Manager. In addition, Mr. Edens is a director of Intrawest and has an indirect ownership interest in Intrawest. Interest on the loan is accrued and deferred until maturity in 2019. As of December 31, 2013, the face amount of this investment was $185.6 million.  In December 2013, we consented to a modification of the collateral for our investment in order to facilitate an initial public offering of Intrawest. In January 2014, Intrawest completed a $37.5 million primary offering and a $150.0 million secondary offering. Following Intrawest’s public offerings, we received total cash of $83.3 million, which reduced the face amount of our loan to $99.4 million.  In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.5%.  As a result of the accrued and deferred interest, the face amount of the loan has increased to $134.2 million as of September 30, 2015.

Other Investments

Golf Investment

In December 2013, we restructured a debt investment that resulted in our acquisition of National Golf and American Golf. As of September 30, 2015, National Golf owns 27 golf properties and leases them to American Golf. American Golf also leases 49 golf properties owned by third parties and manages 11 golf properties owned by third parties. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

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

In August 2015, the lease on the golf property in Hawaii expired and Golf exited the property.

The following table summarizes certain information about our golf properties as of September 30, 2015:

	Number of Properties	Number of Golf Holes
Leased
Public	43	810
Private	6	153
Total Leased	49	963
Owned
Public	12	234
Private	15	306
Total Owned	27	540
Managed	11	198
Total	87	1,701

Location
California	53	1,017
Florida	1	54
Georgia	10	171
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	5	108
Oklahoma	3	54
Oregon	4	90
Tennessee	2	36
Texas	3	54
Washington	1	18
	87	1,701
Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 10 to our consolidated financial statements included herein, existing at September 30, 2015 (gross of $0.9 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2015 through December 31, 2015	$480	$345,859	$346,339
2016	2,000	70,000	72,000
2017	2,133	—	2,133
2018	2,269	—	2,269
2019	2,362	—	2,362
2020	1,807	—	1,807
Thereafter	494,283	51,004	545,287
Total	$505,334	$466,863	$972,197

Certain of the debt obligations included above are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.

Our non-CDO financings and golf credit facilities contain various customary loan covenants. We were in compliance with all of these covenants as of September 30, 2015. In addition, as of September 30, 2015, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and to finance the acquisition of Golf debt. All of the repurchase agreements have full recourse to Newcastle.

		Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Outstanding Face Amount at September 30, 2015	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$345,859	$517,599	$598,168	0.40%	$429,125	$598,168	0.38%
Golf Loans	$70,000	$23,587	$70,000	3.83%	$7,949	$70,000	3.83%

The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC repurchase agreements and the Golf loans repurchase agreement were 5% and 6.5%, respectively, as of September 30, 2015.

CDO VI contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, CDO VI passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flows that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flows and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table set forth below presents data, including the most recent quarterly cash flows received by Newcastle, for CDO VI.  The amounts set forth are as of September 30, 2015 unless otherwise noted (dollars in thousands). The impact of failing is already reflected in the cash flows set forth in the table.

CDO VI
Balance Sheet:
Assets Face Amount	$72,698
Assets Fair Value	49,433

Issued Debt Face Amount (1)	100,989
Cash Receipts:
Quarterly net cash receipts (2)	$24

Collateral Composition (3):	Face	Fair Value
CMBS	$59,975	$42,561	B+
ABS	12,688	6,837	CC
Cash from Principal Proceeds	35	35	—
Total	$72,698	$49,433	—

Collateral on Negative Watch (4)	$—

CDO Cash Flow Triggers (5):
Over Collateralization (6):
As of Sep-2015 remittance
Cushion (Deficit) ($)	$(147,302)
As of Oct-2015 remittance
Cushion (Deficit) ($)	$(146,846)
Interest Coverage (6):
As of Sep-2015 remittance
Cushion (Deficit) (%)	16.1%
As of Oct-2015 remittance
Cushion (Deficit) (%)	6.5%
CDO Overview:
Effective	Aug-05
Reinvestment Period End (7)	Passed
Optional Call (8)	Passed
Auction Call (9)	Apr-15
WA Debt Spread (bps) (10)	49

(1)	Includes CDO bonds issued to third parties.

(2)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the nine months ended September 30, 2015. See “Cautionary Note Regarding Forward Looking Statements” for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(3)
Collateral composition is calculated as a percentage of the face amount of collateral. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(4)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P or Fitch) as of the determination date in September 2015 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in the investment portfolio disclosures.

(5)
Our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flows and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before September 30, 2015 and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the September 2015 remittance date, we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices, and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult given current market conditions and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolios may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part II, Item 1A, “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

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

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of September 30, 2015 (dollars in thousands):

CDO VI		Current Face Amount (1)
		Held By
	Original Face		Newcastle	Newcastle Outside		Stated Interest
Class	Amount	Third Parties	CDOs (2)	of its CDOs (3)	Total	Rate

Class I-MM	$323,000	$8,177	$—	$10,974	$19,151	LIBOR + 0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR + 0.40%
Class II	33,000	24,086	—	10,472	34,558	LIBOR + 0.50%
Class III-FL	15,000	5,355	—	10,710	16,065	LIBOR + 0.80%
Class III-FX	5,000	—	—	7,257	7,257	5.67%
Class IV-FL	9,600	682	—	10,235	10,917	LIBOR + 1.70%
Class IV-FX	2,400	3,689	—	—	3,689	6.55%
Class V	21,000	—	—	35,061	35,061	7.81%
Preferred	32,000	—	—	32,000	32,000	N/A
	$500,000	$100,989	$—	$116,709	$217,698

See notes on next page.

(1)	The amounts presented in these columns exclude the face amount of any canceled bonds within an applicable class.

(2)	Amounts in this column represent the amount of bonds of the applicable class held by Newcastle’s consolidated CDOs. These bonds are eliminated in Newcastle’s consolidated balance sheet.

(3)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in Newcastle’s consolidated balance sheet.

Stockholders’ Equity

Common Stock

At September 30, 2015, we had 66,486,652 shares of common stock outstanding.

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

Our outstanding options at September 30, 2015 were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	115,239	5,010,243	5,125,482
Issued to the Manager and subsequently transferred to certain of the Manager's employees	29,422	455,902	485,324
Issued to the independent directors	—	—	—
Total	144,661	5,466,145	5,610,806
Weighted average strike price	$13.18	$2.52	$2.79

Common Stock Dividends Paid

		Amount
Declared for the Quarter Ended	Paid	Per Share
March 31, 2015	April 2015	$0.12
June 30, 2015	July 2015	$0.12
September 30, 2015	October 2015	$0.12

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2015	January 2015	$0.609	$0.503	$0.523
April 30, 2015	April 2015	$0.609	$0.503	$0.523
July 31, 2015	July 2015	$0.609	$0.503	$0.523
October 31, 2015	October 2015	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2015, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2014	$(1,817)	$67,682	$65,865
Net unrealized gain on securities	—	2,577	2,577
Reclassification of net realized gain on securities into earnings	—	(36,470)	(36,470)
Net unrealized loss on derivatives designated as cash flow hedges	(60)	—	(60)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,917	—	1,917
Accumulated other comprehensive income (loss), September 30, 2015	$40	$33,789	$33,829

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased during the nine months ended September 30, 2015 in accumulated other comprehensive income primarily as a result of gains realized in earnings from the sales of CMBS, Non-Agency RMBS, and FNMA/FHLMC Agency RMBS, which were partially offset by an increase in unrealized gains caused by a net tightening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges increased slightly for the nine months ended September 30, 2015 which were offset by realized losses from swap interest payments and the termination of these swaps in June 2015.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flows used by operating activities was $16.4 million for the nine months ended September 30, 2015 compared to $25.6 million provided by operating activities for the nine months ended September 30, 2014. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $7.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to lower interest proceeds from CDO VIII and IX, as a result of paydowns and sales in 2014 and 2015.

•
Net cash receipts from our other debt portfolios increased by $5.8 million primarily due to an increase of approximately $7.6 million of net receipts on our FNMA/FHLMC securities and approximately $0.4 million of receipts from our unencumbered securities and loans, offset by a decrease of approximately $2.2 million in net receipts from the manufactured housing loan portfolios that were sold in May 2014.

•
Operating cash flows from our Golf business decreased by $2.8 million due to one-time expenses paid in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and a catered event that occurred in January 2014 that was not repeated in January 2015.

•	Increase of $1.5 million as a result of the spin-off of New Media in February 2014.

•	Reduction of $47.5 million as a result of the spin-off of New Senior in November 2014.

•
Management fees paid decreased approximately $9.0 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to a decrease in gross equity as a result of the spin-offs of New Media in February 2014 and New Senior in November 2014 which was partially offset by an increase in gross equity as a result of the public offerings of our common stock in August 2014.

•	An increase of approximately $0.3 million in other operating expenses paid during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Investing Activities

Investing activities provided $200.2 million and $717.1 million during the nine months ended September 30, 2015 and 2014, respectively. Uses of cash flows from investing activities consisted primarily of investments made in senior housing properties, golf properties and real estate securities. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and return of restricted cash from investing activities.

Financing Activities

Financing activities used $226.1 million and $590.8 million during the nine months ended September 30, 2015 and 2014, respectively. Borrowings under repurchase agreements and mortgage notes payable, return of margin deposits to our repurchase agreements and derivatives served as the primary sources of cash flows from financing activities. Uses of cash flows from financing activities included the repurchase of debt obligations, repayment of debt obligations, deposits made on margin calls related to our repurchase agreements and derivatives, proceeds contributed as part of the New Media spin-off, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate, Credit and Spread Risk

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of September 30, 2015, we had the following material off-balance sheet arrangements.

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

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2015, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2014, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition, we had the following material contractual obligations that we executed during the nine months ended September 30, 2015:

•
In March 2015, Golf entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop.

•	Repurchase Agreement - In August 2015, we entered into a repurchase agreement to partially finance the acquisition of the first and second lien Golf debt.

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

Core Earnings

Newcastle has the following primary variables that impact its operating performance: (i) the current yield earned on its investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield it earns from its non-recourse financing structures, (iii) the interest expense and dividends incurred under its recourse debt and preferred stock, (iv) the net operating income on its real estate, media and golf investments, (v) its operating expenses and (vi) its realized and unrealized gains or losses, net of related provision for income taxes, including any impairment, on its investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of the operating performance of Newcastle excluding the sixth variable listed above. It also excludes depreciation and amortization charges, including the accretion of the membership deposit liability and the impact of the application of acquisition accounting, acquisition and spin-off related expenses and restructuring expenses. Core earnings is used by management to gauge the current performance of Newcastle without taking into account gains and losses, net of related provision for income taxes, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from core earnings of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate Newcastle’s current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders.

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

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income available for common stockholders	$6,499	3,936	21,426	37,991
Add (Deduct):
Impairment (reversal)	3,460	(4,015)	17,544	(1,243)
Other (income)(A)	(10,458)	(11,235)	(39,689)	(66,594)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations(B)	—	31,224	(306)	92,049
Depreciation and amortization(C)	9,791	9,614	29,100	27,464
Acquisition, restructuring and spin-off related expenses	1,131	(126)	1,502	2,152
Core earnings	$10,423	$29,398	29,577	$91,819

(A)
Net of $0.3 million and $1.0 million related to other income from an equity method investment, and net of $1.2 million and $1.2 million of provision for income taxes relating to the gain on extinguishment of debt during the three and nine months ended September 30, 2015, respectively. Net of $0.3 million and $0.5 million related to other income from an equity method investment, and net of $1.1 million and $1.1 million of deal expenses relating to the sale of the residential loan portfolio during the three and nine months ended September 30, 2014, respectively. Net of $1.9 million of deal expenses relating to the sale of the manufactured housing portfolio during the nine months ended September 30, 2014 which were recorded to general and administrative expense under GAAP during 2014.

(B)
Includes gain on settlement of investments of zero and $0.3 million and depreciation and amortization of zero and less than $0.1 million for the three and nine months ended September 30, 2015, respectively. Includes depreciation and amortization of $28.7 million and $79.4 million (gross of $0 and $0.7 million related to non-controlling interests, respectively), acquisition and spin-off related expenses of $4.0 million and $14.7 million, and other income of $1.5 million and $1.5 million for the three and nine months ended September 30, 2014, respectively.

(C)
Including accretion of membership deposit liability of $1.5 million and $4.4 million and amortization of favorable and unfavorable leasehold intangibles of $1.2 million and $3.7 million in the three and nine months ended September 30, 2015, respectively. Including accretion of membership deposit liability of $1.2 million and $4.3 million and amortization of favorable and unfavorable leasehold intangibles of $1.3 million and $3.8 million in the three and nine months ended September 30, 2014, respectively. The accretion of membership deposit liability was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf.

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

As of September 30, 2015, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $1.3 million per annum, based on the current net floating rate exposure from our investments and financings.

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

As of September 30, 2015, a 100 basis point change in short term interest rates would impact our net book value by approximately $2.2 million, based on the current net fixed rate exposure from our investments.

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

As of September 30, 2015, a 25 basis point movement in credit spreads would impact our net book value by approximately $0.9 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flows.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are or may be involved in various disputes and litigation matters including regulatory investigations and inquiries, some of which arise in the ordinary course of business. Although we will be unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, our current and any threatened legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

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

On July 21, 2010, the U.S. enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act affects almost every aspect of the U.S. financial services industry, including certain aspects of the markets in which we operate. The Dodd-Frank Act may impose new regulations on us and how we conduct our business. As we describe in more detail below, it potentially affects our business in many ways but it is difficult at this time to know exactly how or what the cumulative impact will be.

First, generally the Dodd-Frank Act strengthens the regulatory oversight of securities and capital markets activities by the SEC and empowers the newly-created Consumer Financial Protection Bureau to enforce laws and regulations for consumer financial products and services. It requires market participants to undertake additional record-keeping activities and imposes many additional disclosure requirements for public companies.

Moreover, the Dodd-Frank Act contains a risk retention requirement for all asset-backed securities. We have issued, and may issue in the future, asset-backed securities. In October 2014, final rules were promulgated by a consortium of regulators implementing the final credit risk retention requirements of Section 941(b) of the Dodd-Frank Act. Under these “Risk Retention Rules,” sponsors of both public and private securitization transactions or one of their majority owned affiliates are required to retain at least 5% of the credit risk of the assets collateralizing such securitization transactions. These regulations generally prohibit the sponsor or its affiliate from directly or indirectly hedging or otherwise selling or transferring the retained interest for a specified period of time, depending on the type of asset that is securitized. Sponsors securitizing residential mortgages must comply with the Risk Retention Rules beginning in December 2015, while sponsors securitizing other types of assets will be required to comply with such rules beginning in December 2016. The Risk Retention Rules provide for limited exemptions for certain types of assets, however, these exemptions may be of limited use under our current market practices. In any event, compliance with these new Risk Retention Rules will likely increase the administrative and operational costs of asset securitization.

Further, the Dodd-Frank Act imposes mandatory clearing and exchange-trading requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. In addition, the Dodd-Frank Act is expected to increase the margin requirements for derivatives transactions that are not subject to mandatory clearing requirements, which may impact our activities. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap-dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” and subjects or may subject these regulated entities to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

Also, under the Dodd-Frank Act, financial regulators belonging to the Financial Stability Oversight Council are required to name financial institutions that are deemed to be systemically important to the economy and which may require closer regulatory supervision. Such systemically important financial institutions, or “SIFIs”, may be required to operate with greater safety margins, such as higher levels of capital, and may face further limitations on their activities. The determination of what constitutes a SIFI is evolving, and in time SIFIs may include large investment funds and even asset managers. There can be no assurance that we will not be deemed to be a SIFI and thus subject to further regulation.

Even if certain of the new requirements of the Dodd-Frank Act are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. For instance, the new exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will continue to be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Dodd-Frank Act will affect us. It is possible that the Dodd-Frank Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as a Golf business (which we acquired in December 2013), excess mortgage servicing rights ("Excess MSRs") (which we spun-off in May 2013), media assets (which we spun-off in February 2014) and senior housing properties (which we spun-off in November 2014). Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), or federal tax law. See “-Risks Related to Our REIT Status and the 1940 Act.”

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

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP Mezzanine, LLC ("NGP"), the indirect parent of NGP Realty Sub, L.P. ("National Golf"). National Golf owns 27 golf properties across 8 states, and leases these properties to American Golf Corporation ("American Golf"), an affiliated operating company. American Golf also leases an additional 49 golf properties and manages 11 properties owned by third parties, respectively. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC ("AGC"), and therefore began consolidating these entities as of December 31, 2013.

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

Our Golf business is subject to various risks that may not apply to our other investments. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect the income generated by our facilities. The maintenance of satisfactory turf grass conditions on our golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of golf facilities in states (such as California, Georgia, New York and Texas) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our Golf business. See “-A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our results of operations.”

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

We had no assets in our consolidated CDOs as of September 30, 2015 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the September 2015 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2015, we had $415.9 million outstanding face amount under repurchase agreement financings. These repurchase agreement obligations are with four counterparties.

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

As has been widely publicized, the SEC, the FASB and other regulatory bodies that establish the accounting rules applicable to us have recently proposed or enacted a wide array of changes to accounting rules. Moreover, in the future these regulators may propose additional changes that we do not currently anticipate. Changes to accounting rules that apply to us could significantly impact our business or our reported financial performance in negative ways that we cannot predict or protect against. We cannot predict whether any changes to current accounting rules will occur or what impact any codified changes will have on our business, results of operations, liquidity or financial condition.

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

Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock splits, which, in turn, could result in greater volatility in the price per share of our common stock. The potential volatility in the price per share of our common stock may also make short-selling more attractive, which could put additional downward pressure on the price of our common stock.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,486,652 shares or our common stock outstanding as of October 26, 2015. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

On July 16, 2015, a former employee of the Manager exercised options in respect of 10,367 shares of the Company’s common stock. The exercise of the options by an employee of the Manager was accomplished pursuant to a cashless exercise, whereby the employee of the Manager surrendered 2,834 shares of common stock based on the closing market price on July 16, 2015, which was $4.66 per share, to cover the per share exercise price of the options. The options had an exercise price of $1.00 per share.

The Company offered and sold all the shares of common stock described above in reliance upon Section 4(a)(2) of the Securities Act of 1933 for offerings not involving a public offering. At the time of their investment decisions, the employee of the Manager who received shares was knowledgeable about the Company and its prospects, was a highly sophisticated professional who was able to understand the merits and risks of the investment decision, was an accredited investor, and the transaction involved did not involve any public offering.

Set forth below is information regarding the Company's stock repurchases during the three months ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($)
July 1 - July 31, 2015	2,834	$4.66	—	$—
August 1 - August 31, 2015	—	$—	—	$—
September 1 - September 30, 2015	—	$—	—	$—
Total	2,834	$4.66	—	$—

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

10.5
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant's Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

November 5, 2015

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

November 5, 2015

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

November 5, 2015