Form 10-K
period 2015-12-31
NEWCASTLE INVESTMENT CORP
filed 2016-03-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 2015
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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check One):

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 (computed based on the closing price on such date as reported on the NYSE) was: $287.9 million.

The number of shares outstanding of the registrant’s common stock was 66,654,598 as of February 29, 2016.

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

•	the relationship between yields on assets which are paid off and yields on assets in which such monies can be reinvested;
•	changes in our asset portfolio and investment strategy, and potential changes in our ability to make distributions to our stockholders;
•	adverse changes in the financing markets we access affecting our ability to finance our investments;
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
We currently invest in real estate related debt and golf related real estate and operations. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ appropriate capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to grow investments organically and through acquisitions into standalone businesses to enhance returns.

Our debt business consists of assets of $46.4 million financed in collateralized debt obligations ("CDOs") whereby Newcastle is the manager, as well as $669.7 million of other real estate related securities and assets.

Our Golf business includes 86 properties in the United States that we lease, own or manage. Since the acquisition of our Golf business in December 2013, we have sought to enhance the value of our Golf business by hiring a new senior management team to optimize the portfolio and focus on revenues and earnings growth. We may also be able to grow the revenues and earnings of our portfolio through new investments to upgrade, reposition and repurpose some of our properties. In addition, we believe our golf portfolio and operations are highly scalable and we could potentially grow the portfolio through acquisitions of other golf properties and related businesses.
We report our business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investments in golf properties and facilities (“Golf”), and (iv) corporate.
The following table summarizes our segment results at December 31, 2015 (dollars in thousands):

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
GAAP
Investments, net	$46,392	$669,736	$302,379	$—	$1,018,507
Cash and restricted cash	128	1,082	19,981	28,929	50,120
Other assets	77	365,104	33,765	409	399,355
Total assets	46,597	1,035,922	356,125	29,338	1,467,982

Debt, net	97,605	740,921	81,091	51,225	970,842
Other liabilities	29	107,125	166,973	12,891	287,018
Total liabilities	97,634	848,046	248,064	64,116	1,257,860
Preferred stock	—	—	—	61,583	61,583
Noncontrolling interests	—	—	(257)	—	(257)

Equity (deficit) attributable to common stockholders	$(51,037)	$187,876	$108,318	$(96,361)	$148,796

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

(B)	The following table summarizes the investments and debt in the Other Debt segment:

	December 31, 2015
	Investments		Debt
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Non-Recourse
Subprime mortgage loans subject to call options	380,806	380,806	380,806	380,806
Other
Unlevered real estate securities (C)	37,404	12,642	—	—
Levered real estate securities (D)	102,660	105,963	348,625	348,625
Real estate related and other loans	238,449	149,198	11,660	11,490
Other investments	N/A	20,595	—	—
Residential mortgage loans	922	532	—	—
	$760,241	$669,736	$741,091	$740,921

(C)	Excludes eight securities with zero value, which had an aggregate face amount of $116.0 million.

(D)
These investments represent purchases that were traded on December 31, 2015 but settled on January 13, 2016. The debts represent repurchase agreements collateralized by sold investments that were traded on December 31, 2015 and settled on January 13, 2016. See Note 5 to Part II, Item 8, “Financial Statements and Supplementary Data” for additional detail.

Further details regarding the revenues, net income (loss) and total assets of each of our segments for each of the last three fiscal years are presented in Note 4 to Part II, Item 8. “Financial Statements and Supplementary Data.”
Developments in 2015
Sale of Commercial Real Estate

In April 2015, Newcastle closed the sale of its commercial real estate properties in Beavercreek, OH for $7.0 million, net of closing costs, and recognized a net gain on the sale of these assets of approximately $0.3 million. In addition, Newcastle repaid the related debt on this property of $6.0 million held within CDO IX, which was eliminated in consolidation. For more information about the sale of the commercial real estate, see Note 3 to Part II, Item 8. “Financial Statements and Supplementary Data.”

Investment Portfolio

The following summarizes our consolidated investment portfolio at December 31, 2015 (dollars in thousands):

	Outstanding Face Amount	Amortized Cost Basis (A)	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value	Number of Investments	Credit (B)	Weighted Average Life (years) (C)
Debt Investments
Commercial Assets
CMBS	$67,669	$23,044	3.9%	$39,684	$39,684	16	B	2.1
Mezzanine Loans	37,200	19,433	3.2%	19,433	19,433	3	81%	0.3
CDO Securities (D)	14,632	—	—	9,731	9,731	2	C	7.2
Other Investments (E)	20,595	20,595	3.4%	20,595	20,595	1	—	—
Total Commercial Assets	140,096	63,072	10.5%	89,443	89,443			2.2
Residential Assets
Residential Loans	922	532	0.0%	569	532	4	690	1.6
Non-Agency RMBS	16,477	2,736	0.5%	9,619	9,619	9	CC	11.0
Real Estate ABS	8,464	—	—%	—	—	1	C	—
	25,863	3,268	0.5%	10,188	10,151			7.1
FNMA/FHLMC	102,660	105,940	17.5%	105,963	105,963	3	AAA	7.8
Total Residential Assets	128,523	109,208	18.0%	116,151	116,114			7.7
Corporate Assets
Corporate Bank Loans	201,249	129,765	21.5%	145,837	129,765	4	NR	1.0
Total Corporate Assets	201,249	129,765	21.5%	145,837	129,765			1.0

Total Debt Investments	469,868	302,045	50.0%	351,431	335,322			3.3

Golf Investments
Golf Investment (F)	370,182	302,379	50.0%	302,379	302,379
Total Portfolio / Weighted Average	$840,050	$604,424	100.0%	$653,810	$637,701
Reconciliation to GAAP total assets:
Subprime mortgage loans subject to call option (G)					$380,806
Cash and restricted cash					50,120
Assets of discontinued operations					—
Other					399,355
GAAP total assets					$1,467,982

WA- Weighted average, in all tables.
NR - Not rated, in all tables.

(A)	Net of impairment.

(B)
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

(C)	Weighted average life is based on the timing of expected principal reduction on the asset.

(D)	Represents non-consolidated CDO securities, excluding eight securities with zero value, which had an aggregate face amount of $116.0 million.

(E)	Represents an equity investment in a real estate owned property.

(F)
Face amount of the golf investment represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization. Basis amount of the golf investments represents carrying value including intangibles.

(G)
Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the Consolidated Balance Sheets.

Debt Investments
The following table reflects the spread between the yield and the cost of financing on our portfolio of debt investments at December 31, 2015:

Weighted average asset yield	8.50%
Weighted average funding cost	1.14%
Net interest spread	7.36%

The net interest spread increased from 6.14% at December 31, 2014 to 7.36% at December 31, 2015 primarily due to (i) the sale and paydown of lower yielding assets, (ii) the pay down of debt obligations with higher funding costs, and (iii) the reduction in funding costs associated with the maturity of one interest rate swap and termination of two interest rate swaps during 2015.

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
CMBS

Deal Vintage (A)	Average Minimum Rating (B)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value/Fair Value	Delinquency 60+/FC/REO (C)	Principal Subordination (D)	Weighted Average Life (years) (E)
Pre 2004	CCC-	4	$3,046	$1,075	4.7%	$1,056	80.4%	43.0%	1.3
2004	BBB-	3	10,192	6,224	27.0%	9,594	0.0%	36.6%	5.1
2005	B-	4	39,834	11,505	49.9%	24,738	40.2%	27.2%	2.1
2006	AAA	3	4,289	4,240	18.4%	4,296	10.6%	41.2%	0.4
2007	C	2	10,308	—	—%	—	100.0%	0.0%	—
Total / WA	B	16	$67,669	$23,044	100.0%	$39,684	43.2%	26.1%	2.1

(A)	The year in which the securities were issued.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CMBS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2015.

(C)	The percentage of underlying loans that are 60+ days delinquent, in foreclosure or considered real estate owned (“REO”).

(D)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

(E)	Weighted average life is based on the timing of expected principal reduction on the asset.

See Note 5 to Part II, Item 8. “Financial Statements and Supplementary Data” for information about our CMBS activity during 2015.

Mezzanine Loans

Asset Type	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value/Fair Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	3	$37,200	$19,433	100.0%	$19,433	64.0%	81.0%	47.8%
Total/WA	3	$37,200	$19,433	100.0%	$19,433	64.0%	81.0%	47.8%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

See Note 6 to Part II, Item 8. “Financial Statements and Supplementary Data” for information about our mezzanine loan activity during 2015.

CDO Securities (A)

Collateral Manager	Primary Collateral Type	Number	Average Minimum Rating (B)	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value/Fair Value	Principal Subordination (C)
Newcastle	CMBS	2	C	$14,632	$—	—%	$9,731	25.1%
TOTAL/WA		2	C	$14,632	$—	—%	$9,731	25.1%

(A)	Represents non-consolidated CDO securities, excluding eight securities with zero value, which had an aggregate face amount of $116.0 million.

(B)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no CDO assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2015.

(C)	The percentage of the outstanding face amount of securities that is subordinate to our investments.

Residential Loans

Deal	Number	Average FICO Score (A)	Outstanding Face Amount	Amortized Cost Basis (B)	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Residential Loans	4	690	$922	$532	100.0%	$569	$532	1.6	$1,100	83.1%	—%

(A)	Based on original FICO scores for the residential loan portfolios as the loan servicers of the residential loan portfolios do not provide updated FICO scores.

(B)	Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans.

(C)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

See Note 6 to Part II, Item 8. “Financial Statements and Supplementary Data” for information about our residential loan activity during 2015.

Non-Agency RMBS (A)

	Security Characteristics
Vintage (B)	Average Minimum Rating (C)	Number of Securities	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value/Fair Value	Principal Subordination (D)	Excess Spread (E)
2004	B+	2	1,726	678	24.8%	1,536	6.5%	0.9%
2005	C	5	8,752	176	6.4%	4,019	6.2%	3.3%
2006	C	1	4,000	655	23.9%	2,911	23.7%	4.2%
2007	CC	1	1,999	1,227	44.9%	1,153	0.0%	3.5%
Total / WA	CC	9	$16,477	$2,736	100.0%	$9,619	9.7%	3.3%

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (F)	3 Month CPR (G)	Delinquency (H)	Cumulative Losses to Date
2004	11.7	0.10	19.4%	5.8%	1.8%
2005	11.1	0.08	10.4%	15.4%	8.3%
2006	10.5	0.18	10.8%	25.9%	19.0%
2007	9.4	0.23	9.0%	23.7%	39.1%
Total / WA	10.8	0.13	11.3%	18.0%	13.9%

(A)
This includes subprime retained securities in the securitizations of Subprime Portfolios I. For further information on this securitization, see Note 6 to our Consolidated Financial Statements included in this report.

(B)	The year in which the securities were issued.

(C)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no ABS assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2015.

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

See Note 5 to Part II, Item 8. “Financial Statements and Supplementary Data” for information about non-Agency RMBS activity during 2015.

Agency RMBS (FNMA/FHLMC Securities)

See Note 5 to Part II, Item 8. “Financial Statements and Supplementary Data” for information about Agency RMBS activity during 2015.

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value
Resorts	NR	3	187,552	125,793	96.9%	$141,865	$125,793
Restaurant	NR	1	13,697	3,972	3.1%	3,972	3,972
Total / WA	NR	4	201,249	129,765	100.0%	$145,837	$129,765

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of December 31, 2015.

Intrawest Loan (included in the Resorts section of the table above)

In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new loan to Intrawest Cayman L.P. and its subsidiaries (“Intrawest”), which is a portfolio company of a private equity fund managed by an affiliate of our Manager. In addition, Mr. Edens is a director of Intrawest and has an indirect ownership interest in Intrawest. Interest on the loan is accrued and deferred until maturity in 2019. As of December 31, 2013, the face amount of this investment was $185.6 million.  In December 2013, we consented to a modification of the loan for our investment in order to facilitate an initial public offering of Intrawest. In January 2014, Intrawest completed a $37.5 million primary offering and a $150.0 million secondary offering. Following Intrawest’s public offerings, we received total cash of $83.3 million, which reduced the face amount of our loan to $99.4 million.  In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.50%.  As a result of the accrued and deferred interest, the face amount of the loan has increased to $141.9 million as of December 31, 2015.

Credit Risk Management – Debt Investments

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. We strive to reduce credit risk by actively monitoring our asset portfolio and the underlying credit quality of our holdings and, where feasible and appropriate, repositioning our investments to upgrade their credit quality and yield. A portion of our investments are financed with collateralized debt obligations, known as CDOs. Our CDO financings offer us the structural flexibility to currently sell certain investments to manage risk and, subject to certain limitations, to optimize returns.

Further, while the expected yield on our real estate securities is sensitive to the performance of the underlying loans, the first risk of default and loss–referred to as a “first loss” position–is borne by the more subordinated securities or other features of the securitization transaction, in the case of commercial mortgage and asset backed securities, and the issuer’s underlying equity and subordinated debt, in the case of senior unsecured REIT debt securities.

We also invest in loans and securities which represent “first loss” positions; in other words, these positions do not benefit from credit support although we believe at acquisition these positions predominantly benefit from underlying collateral value in excess of their carrying amounts.

Golf Investments
In December 2013, we restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). National Golf owns 27 golf properties across 8 states, and leases these properties to American Golf Corporation (“American Golf”), an affiliated operating company. As of December 31, 2015, American Golf also leased an additional 49 golf properties and managed 10 golf properties owned by third parties. As part of the transaction, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore consolidated these entities as of December 31, 2013. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

Public Properties.   Public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.

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

Managed Properties. Our 10 managed properties are properties that American Golf manages pursuant to a management agreement with the owner.  We recognize revenue from these properties in an amount equal to the respective management fee.

In March 2015, our Golf business entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop. In August 2015, the lease on a golf property in Hawaii expired and the lease was not renewed for such property. In October 2015, the owner of a managed golf property in Oregon sold it to a third party who terminated the management agreement on such property.

The following table summarizes certain information about our golf properties as of December 31, 2015.

Property Type	Number of Properties	Number of Golf Holes

Leased:
Public	43	801
Private	6	162
Total Leased	49	963
Owned:
Public	12	234
Private	15	306
Total Owned	27	540
Managed:	10	162
Total	86	1,665

Location by State
California	53	1,017
Florida	1	54
Georgia	10	171
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	5	108
Oklahoma	3	54
Oregon	3	54
Tennessee	2	36
Texas	3	54
Washington	1	18
Total	86	1,665

Our Financing And Hedging Activities

We employ leverage as part of our investment strategy. We do not have a predetermined target debt to equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality of those assets. As of December 31, 2015 and as of the date of this Annual Report, we have complied with the general investment guidelines adopted by our board of directors that limit total leverage. We utilize leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates.

We strive to maintain access to a broad array of capital resources in an effort to insulate our business from potential fluctuations in the availability of capital. We utilize multiple forms of financing, including common and preferred stock offerings, CDOs, other securitizations, term loans, and trust preferred securities, as well as short-term financing in the form of loans and repurchase agreements. Additionally, the Manager as defined in "– The Management Agreement" may elect for us to bear a level of refinancing risk on a short-term or longer term basis, such as is the case with investments financed with repurchase agreements, when, based on all of the relevant factors, the Manager determines that bearing such risk is advisable or unavoidable. Further details regarding the forms of financing that are currently utilized are presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

We enter into hedging transactions to manage our exposure to fluctuations in interest rates and other changes in market conditions, and we may continue to do so, when feasible and appropriate. These transactions predominantly include interest rate swaps, interest rate caps and may include the purchase or sale of To Be Announced MBS ("TBA") contracts, interest rate collars, caps or floors, options, mortgage derivatives and other hedging instruments that may be subject to margin calls. These instruments may be used to hedge as much of the interest rate risk as our Manager determines is in the best interest of our stockholders, given the cost of such hedges and the need to maintain our status as a REIT. Our Manager elects to have us bear a level of interest rate risk that could otherwise be hedged when our Manager believes, based on its analysis, that bearing such risks is advisable or unavoidable. We engage in hedging for the purpose of protecting against interest rate risk and not for the purpose of speculating on changes in interest rates. We note that new hedging transactions with respect to many types of hedging instruments may impose liquidity constraints on us or may be uneconomical for us to obtain.

Further details regarding our hedging activities are presented in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate and Credit Spread Sensitive Instruments and Fair Value.”

Debt Obligations

The following table presents certain summary information regarding our debt obligations and related hedges as of December 31, 2015 (dollars in thousands):

						Collateral
	Outstanding Face Amount	Carrying Value	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (B)	Amortized Cost Basis (B)	Carrying Value (B)	Weighted Average Life (Years)	Floating Rate Face Amount (B)
Debt Obligation
CDO Bonds Payable	$92,933	$92,933	1.1%	4.1	$89,183	$69,838	$25,124	$46,392	3.3	$12,477
Other Bonds and Notes Payable	16,644	16,162	10.8%	0.7	16,644	19,433	19,433	19,433	0.5	19,433
Repurchase Agreements	418,625	418,458	1.5%	0.2	70,000	350,280	365,265	365,265	7.7	—
Golf Credit Facilities	11,258	11,258	6.4%	4.9	200	N/A	N/A	N/A	N/A	N/A
Junior Subordinated Notes Payable	51,004	51,225	7.4%	19.3	—	N/A	N/A	N/A	N/A	N/A
Subtotal debt obligations	$590,464	$590,036	2.3%	2.6	$176,027	$439,551	$409,822	$431,090	6.6	$31,910
Financing on Subprime Mortgage Loans Subject to Call Option	380,806	380,806
Total debt obligations	$971,270	$970,842

(A)	Including deferred financing costs.

(B)	Excluding restricted cash held in CDOs to be used for principal and interest payments of CDO debt.

Further details regarding our debt obligations are presented in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” as well as Note 11 to Part II, Item 8. “Financial Statements and Supplementary Data.”

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

See Note 13 to Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to the terms of the management agreement.

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

Competition

We operate in a highly competitive industry, and compete primarily on the basis of reputation, location and the perceived value of our product offering.  Our ability to compete with other golf facilities directly affects our ability to succeed.

In addition, we are subject to significant competition in seeking investments. We compete with other companies, including publicly traded golf and leisure companies, REITs, private equity firms and other investors including funds and companies affiliated with our Manager. Some of our competitors have greater resources than we possess, or have greater access to capital or various types of financing than are available to us, and we may not be able to compete successfully for investments or provide attractive investments returns relative to our competitors. In addition, we cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any targeted benefits from such acquisitions, investments or alliances.

For more information about the competition we face generally and in our Golf business specifically, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business—We are subject to significant competition, and we may not compete successfully.”

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

Taxation

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). Our current and continuing qualification as a REIT depends on our ability to meet various tax law requirements, including, among others, requirements relating to the sources of our income, the nature of our assets, the composition of our stockholders, and the timing and amount of distributions that we make. A portion of the REIT distribution requirements may be able to be satisfied through stock dividends rather than cash, subject to limitations based on the value of the stock.

As a REIT, we will generally not be subject to U.S. federal corporate income tax on that portion of our income that is distributed to stockholders if we distribute at least 90% of our REIT taxable income to our stockholders by prescribed dates and comply with various other requirements. We may, however, nevertheless be subject to certain state, local and foreign income and other taxes, and to U.S. federal income and excise taxes and penalties in certain situations, including taxes on our undistributed income. In addition, our stockholders may be subject to state, local or foreign taxation in various jurisdictions, including those in which they transact business or reside. The state, local and foreign tax treatment of us and our stockholders may not conform to the U.S. federal income tax treatment. Taxable income generated by our taxable REIT subsidiaries (“TRS”) is generally subject to regular corporate income tax.

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

Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that economic, market, legal, tax or other developments may cause us to fail to qualify as a REIT, or may cause our board of directors to revoke the REIT election, including certain potential developments discussed in Part I, Item 1A. “Risk Factors.”

Employees

As described above under “– The Management Agreement,” we are managed by FIG LLC, an affiliate of Fortress Investment Group LLC. As a result, except in our golf operations which are discussed below, we have no employees. The employees of FIG LLC are not a party to any collective bargaining agreements.

Golf

As of December 31, 2015, there were approximately 4,400 employees at our golf facilities, consisting primarily of hourly employees. Other than a small group of golf course maintenance staff at one of our clubs, our employees are not unionized. We believe we have a good working relationship with our employees, and the Golf business has not experienced interruptions as a result of labor disputes.

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

Changes in these factors are difficult to predict, and a change in one factor can affect other factors. For example, during 2007, increased default rates in the subprime mortgage market played a role in causing credit spreads to widen, reducing availability of credit on favorable terms, reducing liquidity and price transparency of real estate related assets, resulting in difficulty in obtaining accurate mark-to-market valuations, and causing a negative perception of the state of the real estate markets and of REITs generally. These conditions worsened during 2008, and intensified meaningfully during the fourth quarter of 2008 as a result of the global credit and liquidity crisis, resulting in extraordinarily challenging market conditions. Since then, despite recent market volatility, market conditions have generally improved, but they could deteriorate in the future for a variety of reasons.

A prolonged economic slowdown, a lengthy or severe recession, or declining real estate values could harm our results of operations.

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Declining real estate values generally reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Borrowers may also be less able to pay principal and interest on our loans, and the loans underlying our securities, if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio, as well as our ability to sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. For more information on the impact of market conditions on our business and results of operations generally, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Market Considerations.”

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

Even if certain of the new requirements of the Dodd-Frank Act are not directly applicable to us, they may still increase our costs of entering into transactions with the parties to whom the requirements are directly applicable. For instance, the exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, which could adversely affect the performance of certain of our trading strategies. Importantly, many key aspects of the changes imposed by the Dodd-Frank Act will continue to be established by various regulatory bodies and other groups over the next several years. As a result, we do not know how significantly the Dodd-Frank Act will affect us. It is possible that the Dodd-Frank Act could, among other things, increase our costs of operating as a public company, impose restrictions on our ability to securitize assets and reduce our investment returns on securitized assets.

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

There are conflicts of interest inherent in our relationship with our Manager. Actual, potential or perceived conflicts have given, and may in the future give, rise to investor dissatisfaction, litigation or regulatory inquiries or enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

In addition, we have engaged or may engage (subject to our investment guidelines) in material transactions with our Manager or an entity managed by our Manager or one of its affiliates, including, but not limited to, certain financing arrangements, purchases of debt and co-investments, that present an actual, potential or perceived conflict of interest. We may invest in portfolio companies of private equity funds managed by our Manager (or an affiliate thereof). We currently have debt investments in a portfolio company of private equity funds managed by our Manager (or an affiliate thereof). All investments, including investments in or involving affiliates or portfolio companies of affiliates are subject to an array of risks, including the risk that the investment is ultimately less profitable than the prior estimates or not profitable at all.

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

Our Manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 16, 2015, our board of directors adopted the 2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (the “2015 Plan”), as amended, which was approved by our stockholders provides for 300,000 shares of our common stock to be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2015 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Newcastle Nonqualified Stock Option and Incentive Plan, the 2015 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our Manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

Our Manager is authorized to follow very broad investment guidelines, and our directors do not approve each investment decision made by our Manager. Our investment guidelines are purposefully broad to enable our Manager to make investments in a wide array of assets, including, but not limited to, any type of assets that can be held by a REIT. Our Manager’s investment decisions are based on a variety of factors, such as changing market conditions, perceived investment opportunities and available capital. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. We do not have policies requiring the allocation of equity to different investment categories, although our investment guidelines do restrict investments of more than 20% of our total equity (as determined on the date of such investment) in any single asset. Consequently, our Manager has great latitude in determining which investments are appropriate for us, including the latitude to build concentrations in certain positions and to invest in asset classes that may differ significantly from those in our existing portfolio. Our directors periodically review our investment guidelines and our investment portfolio. However, our directors rely primarily on information provided to them by our Manager, and they do not review or pre-approve each proposed investment or the related financing arrangements. A transaction entered into by our Manager that contravenes the terms of our management agreement may be difficult or impossible to unwind by the time it is reviewed by our directors. In addition, we are not required to obtain stockholder consent in order to change our investment strategy and asset portfolio, which may result in making investments that are different, riskier or less profitable than our current investments.

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

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries (such as the golf industry), may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial resources. A change in our investment strategy may also increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular asset class or other reasons. The risks related to new asset categories or the financing risks associated with such assets could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to pay dividends on both our common stock and preferred stock. In addition, our ability to invest in or finance new investments, including our Golf business, may be dependent upon our ability to monetize our real estate debt portfolio. See “-Risks Related to Our Manager-Our directors have approved very broad investment guidelines for our Manager, and we are not required to obtain stockholder consent to change our investment strategy or asset portfolio.”

Our Golf business is subject to various risks that could have a negative impact on our financial results.

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP, the indirect parent of National Golf. National Golf owns 27 golf properties across 8 states, and leases these properties to American Golf, an affiliated operating company. American Golf also leases an additional 49 golf properties and manages 10 properties owned by third parties, respectively. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC, and therefore began consolidating these entities as of December 31, 2013.

We have not previously owned or operated a golf business, and there can be no assurance that we will be able to successfully manage this business. Our ability to attract and retain members and increase usage at our golf facilities is critical to the success of our Golf business, given that a substantial portion of Golf revenue is derived from annual dues from members, and there can be no assurance that we will be able to do so. See “-We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity.” Moreover, the golf industry generally has experienced a period of declining revenue and profitability. See “-We have invested in operating businesses in distressed industries, such as golf, and such investments are subject to operational and other business risks.”

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

In addition, we may be required to make significant cash outlays in connection with initiation fee deposits. Members of our private properties are generally required to pay an initiation fee deposit upon their acceptance as a member and, in most cases, such deposits are fully refundable after a fixed number of years (typically 30 years) and upon the occurrence of other contract-specific conditions. While we will make a refund to any member whose initiation fee deposit is eligible to be refunded, we may be subject to various states' escheatment laws with respect to initiation fee deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. Moreover, most of the states in which we conduct business hire independent agents to conduct unclaimed and abandoned property audits. We currently do not remit to states any amounts relating to initiation fee deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation fee deposits. The analysis of the potential application of escheatment laws to our initiation fee deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation fee deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

If one or more of the foregoing risks were to materialize, our Golf business could be adversely affected, which could have a material adverse effect on our financial condition, results of operations and liquidity.

We have invested in operating businesses in distressed industries, such as golf, and such investments are subject to operational and other business risks.

We opportunistically pursue a variety of investments, such as our restructuring of a debt investment in National Golf and, as a consequence, we are subject to risks of the industries in which we may invest, which may include non-real estate related operating businesses in distressed industries. These investments are subject to the risks of the industry in which such business(es) operate, and we expect any businesses we acquire to be subject to similar issues and risks. Businesses operating in distressed industries can face declining revenues, profitability, margins, customer base, product acceptance and growth prospects as well as concerns regarding increased fixed costs, lack of available financing or lack of a viable long-term strategy. Some or all of these risks may exist in any investment we make in a distressed business or industry. As a result, investments in distressed operating businesses involve heightened risks, and we cannot assure you that any such investments will be profitable. We may acquire significant positions in distressed businesses for strategic reasons, which may require us to expend significant capital on investments that differ from, and involve a higher degree of risk than, other assets currently in our portfolio. In addition, acquiring an operating business exposes us to some or all of the meaningful risks associated with owning an operating business. Any loss of invested capital in such businesses would adversely affect our results of operation, profitability and the amount of funds available for distribution as a dividend to our stockholders. See “-Our Golf business is subject to various risks that could have a negative impact on our financial results.”

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

We had no assets in our consolidated CDOs as of December 31, 2015 under negative watch for possible downgrade by at least one of the rating agencies. One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the December 2015 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of December 31, 2015, we had $418.6 million outstanding under repurchase agreement financings. These repurchase agreement obligations are with four counterparties.

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

We may not be able to finance our securities, loan investments and other assets on attractive terms or at all.

When we acquire securities, loans and other assets that we finance on a short-term basis with a view to securitization or other long-term financing, we bear the risk of being unable to securitize the assets or otherwise finance them on a long-term basis at attractive prices or in a timely matter, or at all. If it is not possible or economical for us to securitize or otherwise finance such assets on a long-term basis, we may be unable to pay down our short-term credit facilities, or be required to liquidate the assets at a loss in order to do so. For example, our ability to finance investments with securitizations or other long-term non-recourse financing not subject to margin requirements has been impaired since 2007 as a result of market conditions. These conditions make it highly likely that we will have to use less efficient forms of financing for any new investments, which will likely require a larger portion of our cash flows to be put toward making the initial investment and thereby reduce the amount of cash available for distribution to our stockholders and funds available for operations and investments, and which will also likely require us to assume higher levels of risk when financing our investments.

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

We have investments in real estate related and other loans and other direct and indirect interests in pools of real estate properties or loans, such as mezzanine loans. We have invested in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or other business assets or revenue streams or loans secured by a pledge of the ownership interests of the entity owning real property or other business assets or revenue streams (or the ownership interest of the parent of such entity). These types of investments involve a higher degree of risk than long-term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to repay our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is repaid in full. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

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

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our real estate securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market, and vice versa. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in interest rates generally. In December 2015, the U.S. Federal Reserve announced that it would gradually raise short-term interest rates over the next three years.

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

From time to time, we are and may become involved in lawsuits, inquiries or investigations or receive claims for indemnification. Our efforts to resolve any such lawsuits, inquiries, investigations or claims could be very expensive and highly damaging to our reputation, even if the underlying claims are without merit. We could potentially be found liable for significant damages or indemnification obligations. Such developments could have a material adverse effect on our business, results of operations and financial condition.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Moreover, if a REIT distributes less than 85% of its taxable income to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax of 4% on any shortfall between the required 85% and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRS. Such subsidiaries will be subject to corporate level income tax at regular rates.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,654,598 shares or our common stock outstanding as of February 29, 2016. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments received more than 180 days prior to December 31, 2015.

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

Item 3. Legal Proceedings.

We are and may become involved in legal proceedings, including but not limited to regulatory investigations and inquiries, in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current and any threatened legal proceedings to have a material adverse effect on our business, financial position or results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The following graph compares the cumulative total return for Newcastle’s common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in Newcastle’s common stock and in each of the indices on December 31, 2010, and that all dividends were reinvested. The past performance of Newcastle’s common stock is not an indication of future performance. Newcastle’s historical stock price has been adjusted to take into consideration the impact of the spin-off of New Residential in May 2013, New Media in February 2014 and New Senior in November 2014.  Newcastle’s share price has also been adjusted to take into consideration the impact of the 1-for-3 reverse stock split in August 2014 and the 1-for-2 reverse stock split in October 2014.

We have one class of common stock, which has been listed and is traded on the NYSE under the symbol “NCT” since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2015	High	Low	Last Sale	Distributions Declared
First Quarter	$4.95	$4.04	$4.85	$0.12
Second Quarter	$5.49	$4.39	$4.42	$0.12
Third Quarter	$5.23	$4.11	$4.39	$0.12
Fourth Quarter	$5.04	$3.76	$4.08	$0.12

2014	High	Low	Last Sale	Distributions Declared
First Quarter (A)	$35.52	$26.04	$28.20	$0.60
Second Quarter	$30.84	$26.28	$28.74	$0.60
Third Quarter	$29.28	$24.78	$25.36	$0.60
Fourth Quarter (A)	$25.74	$4.00	$4.49	$0.12

(A)
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

On February 29, 2016, the closing sale price for our common stock, as reported on the NYSE, was $3.52. As of February 29, 2016, there were approximately 33 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Option Exercises

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

On November 6, 2015, seven employees of the Manager exercised options in respect of 149,148 shares of the Company’s common stock. The exercise of the options by employees of the Manager was accomplished pursuant to a cashless exercise, whereby the employees of the Manager surrendered 40,097 shares of common stock based on the closing market price on November 5, 2015, which was $4.72 per share, to cover the per share exercise price of the options. The options had an exercise price of $1.00 per share.

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

Set forth below is information regarding the Company's stock repurchases during the three months ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased (#)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)(#)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($)
October 1 - October 31, 2015	—	$—	—	$—
November 1 - November 30, 2015	40,097	$4.72	—	$—
December 1 - December 31, 2015	—	$—	—	$—
Total	40,097	$4.72	—	$—

Nonqualified Option and Incentive Award Plans

See Note 13 to Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to the terms of the option plans.

The following table summarizes certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	1,007,262		$2.75	—
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	3,159,735		2.50	25,820	(B)
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	765,416		4.01	—	(C)
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan	—		—	229,425	(D)
Total Approved	4,932,413	(A)	$2.78	255,245
Equity Compensation Plans Not approved by Security Holders:
None

(A)
Includes options relating to (i) 4,636,334 shares held by an affiliate of our Manager; and (ii) 296,079 shares granted to our Manager and assigned to certain of Fortress’s employees, but does not include options relating to 489,148 shares granted to an affiliate of our Manager with a strike price of $3.57 per share that were not issued pursuant to an equity compensation plan.

(B)
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

(C)
The maximum available for issuance was 166,666 shares in the aggregate over the term of the 2014 Plan and no award (other than a tandem award) may be granted after April 8, 2015 (but awards granted may extend beyond that date).

(D)
The maximum available for issuance is 300,000 shares in the aggregate over the term of the 2015 Plan and no award (other than a tandem award) may be granted after April 16, 2016 (but awards granted may extend beyond that date). The number of securities remaining available for future issuance is net of (i) an aggregate of 70,575 shares of our common stock awards to our directors, other than Mr. Edens and Mr. Riis, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2015 Plan. There were no options previously granted under the plan.

Item 6. Selected Financial Data.

The following table presents our selected consolidated financial information as of and for the years ended 2015, 2014, 2013, 2012 and 2011 and other data. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheets data as of December 31, 2015 and 2014 have been derived from our audited historical Consolidated Financial Statements included elsewhere herein. The consolidated statements of operations data for the year ended December 31, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013, 2012 and 2011 have been derived from our consolidated financial statements not included elsewhere herein.

The information below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data) (A)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data
Interest income	$95,891	$127,627	$213,712	$282,951	$291,036
Interest expense	(62,129)	(80,022)	(78,601)	(108,236)	(138,035)
Net interest income	33,762	47,605	135,111	174,715	153,001

Impairment (reversal)	19,401	(2,419)	(19,769)	(5,664)	677
Net interest income after impairment (reversal)	14,361	50,024	154,880	180,379	152,324

Operating revenues	295,856	291,537	—	—	—
Other income	39,501	74,462	35,290	262,376	180,495
Expenses	328,465	348,232	49,376	39,110	29,178
Income from continuing operations before income tax	21,253	67,791	140,794	403,645	303,641
Income tax expense	345	208	—	—	—
Income from continuing operations	20,908	67,583	140,794	403,645	303,641
Income (loss) from discontinued operations, net of tax	646	(35,189)	11,547	30,465	878
Net income	21,554	32,394	152,341	434,110	304,519
Preferred dividends	(5,580)	(5,580)	(5,580)	(5,580)	(5,580)
Net (income) loss attributable to noncontrolling interests	293	852	(928)	—	—
Income applicable to common stockholders	$16,267	$27,666	$145,833	$428,530	$298,939

Income Applicable to Common Stock, per share
Basic	$0.24	$0.45	$3.16	$17.84	$21.88
Diluted	$0.24	$0.44	$3.09	$17.64	$21.88
Income from Continuing Operations per share of Common Stock, after preferred dividends and noncontrolling interest
Basic	$0.23	$1.02	$2.91	$16.57	$21.81
Diluted	$0.23	$1.00	$2.84	$16.39	$21.81
Income (loss) from Discontinued Operations per share of Common Stock
Basic	$0.01	$(0.57)	$0.25	$1.27	$0.06
Diluted	$0.01	$(0.57)	$0.24	$1.25	$0.06
Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,479	61,501	46,147	24,024	13,664
Diluted	68,648	63,131	47,218	24,294	13,665
Dividends declared per share of common stock	$0.48	$1.92	$3.54	$5.04	$2.40

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data
Real estate securities, available-for-sale	$59,034	$231,754	$432,993	$871,040	$1,486,829
Real estate securities, pledged as collateral	105,963	407,689	551,270	820,535	244,915
Real estate related loans, held-for-sale, net	149,198	230,200	437,530	843,132	813,580
Residential mortgage loans, held-for-investment, net	—	—	255,450	292,461	331,236
Residential mortgage loans, held-for-sale, net	532	3,854	2,185	2,471	2,687
Investments in other real estate, net	227,907	239,283	250,208	—	—
Intangibles, net	74,472	84,686	95,548	—	—
Other investments	20,595	26,788	25,468	24,907	24,907
Cash and cash equivalents	45,651	73,727	42,721	221,798	156,325
Restricted cash	4,469	15,714	5,856	2,031	105,007
Assets of discontinued operations	—	6,803	2,248,023	448,920	52,831
Total assets	1,467,982	1,761,906	4,837,124	3,945,312	3,651,799
Total debt	970,842	1,314,840	1,940,592	2,661,236	3,299,693
Liabilities of discontinued operations	—	447	1,434,394	126,895	5,564
Total liabilities	1,257,860	1,503,578	3,611,511	2,872,252	3,459,710
Common stockholders’ equity (deficit)	148,796	196,709	1,103,262	1,011,477	130,506
Preferred stock	61,583	61,583	61,583	61,583	61,583
Noncontrolling interests	(257)	36	61,279	—	—

Supplemental Balance Sheet Data
Common shares outstanding	66,655	66,425	58,576	28,754	17,530
Book value per share of common stock	$2.23	$2.96	$18.83	$35.18	$7.44

Other Data
Core Earnings (B)	$38,125	$99,993	$140,903	$163,217	$120,169

(A)
Selected consolidated financial information includes the impact of the spin-offs of New Residential, New Media and New Senior and the sale of the commercial real estate properties in Beavercreek, OH. For all periods presented, the assets, liabilities and results of operations are presented separately in discontinued operations.

(B)
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

Calculation of Core Earnings:

	Year Ended December 31,
	2015	2014	2013
Income applicable to common stockholders	$16,267	$27,666	$145,833
Add (deduct):
Impairment (reversal)	19,401	(2,419)	(19,769)
Other (income) (A)	(38,043)	(70,588)	(35,367)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations (B)	(307)	104,226	39,974
Depreciation and amortization (C)	39,416	37,629	4
Acquisition, restructuring and spin-off related expenses (D)	1,391	3,479	10,228
Core earnings	$38,125	$99,993	$140,903

(A)
Net of $1.3 million, $1.0 million and ($0.1) million related to other income from an equity method investment during the years ended December 31, 2015, 2014 and 2013, respectively, and net of $0.1 million of provision for income taxes relating to the gain on extinguishment of debt during the year ended December 31, 2015. Net of $1.1 million and $1.9 million of deal expenses relating to the sale of the residential loan portfolio and the sale of the manufactured housing portfolio, respectively, during the year ended December 31, 2014. These deal expenses were recorded to general and administrative expense under GAAP during 2014.

(B)
Includes (i) gain on settlement of investments of $0.3 million, $0 and $0, (ii) depreciation and amortization of less than $0.1 million, $90.6 million and $31.0 million (gross of $0, $0.7 million, and ($2.1) million), (iii) acquisition and spin-off related expenses of $0, $15.8 million and $13.3 million, and (iv) other (income) loss of $0, ($1.4) million, and $2.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. Also includes change in fair value of investments in excess mortgage servicing rights of ($3.9) million and change in fair value of investments in equity method investees of ($4.9) million for the year ended December 31, 2013.

(C)
Including accretion of membership deposit liability of $5.8 million and $5.7 million, and amortization of favorable and unfavorable leasehold intangibles of $4.9 million and $5.0 million during the years ended December 31, 2015 and 2014, respectively. The Golf business was acquired on December 30, 2013, thus there were no accretion or amortization for the year ended December 31, 2013. The accretion of membership deposit liability was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf.

(D)	Includes $0.3 million, $0.9 million and $0.0 million of restructuring expenses during the years ended December 31, 2015, 2014 and 2013, respectively, which was recorded to operating expenses - golf.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” and Part I, Item 1A. “Risk Factors.”

General
Newcastle is a real estate investment trust that focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. Newcastle is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress. Newcastle’s common stock is traded on the NYSE under the symbol “NCT.”
We currently invest in real estate related debt and golf related real estate and operations. Our investment guidelines are purposefully broad to enable us to make investments in a wide array of assets, and we actively explore new business opportunities and asset categories as part of our business strategy. Our objective is to leverage our longstanding investment expertise to drive attractive risk-adjusted returns. We target stable long-term cash flows and seek to employ appropriate capital structures to generate returns throughout different interest rate environments. We take an active approach centered around identifying and executing on opportunities, responding to the changing market environment, and dynamically managing our investment portfolio to enhance returns.
For further information relating to Newcastle’s business, see “Item 1. Business.”
We conduct our business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investments in golf properties and facilities (“Golf”) and (iv) corporate. Revenues attributable to each segment, as restated for previously reported periods, are disclosed below (in thousands).

	Debt Investments				Inter-segment Elimination
For the Year Ended	CDOs	Other Debt	Golf (A)	Corporate		Total
December 31, 2015	$32,488	$66,233	$296,008	$23	$(3,005)	$391,747	(B)
December 31, 2014	$84,938	$50,093	$291,684	$44	$(7,595)	$419,164	(C)
December 31, 2013	$119,292	$98,968	$—	$198	$(4,746)	$213,712	(D)

(A)	The Golf business was acquired on December 30, 2013.

(B)	Excludes $0.6 million of revenue included in discontinued operations related to the sale of commercial real estate.

(C)	Excludes $283.4 million of revenues included in discontinued operations related to senior housing, media and the sale of commercial real estate.

(D)	Excludes $164.1 million of revenues included in discontinued operations related to senior housing, media, Excess MSRs and the sale of commercial real estate.
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
Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. During 2014, we successfully accessed the capital markets, issuing 7,654,166 shares for total net proceeds of $197.9 million under our shelf registration statement filed with the SEC in June 2012.  We did not access the capital markets in 2015, and rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.
Debt Investments

During the year, both short-term and long-term rates remained at or near historical lows. We project short– and long–term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads decreased, or “tightened,” during 2014 relative to 2013, which has had a favorable impact on the value of our portfolio. Credit spreads increased or "widened," marginally during 2015 compared to 2014, which had a minimal impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten and to decrease when spreads widen.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

The net interest spread of our portfolio of debt investments can be impacted by (i) the timing and extent of changes in the composition of our portfolio as a result of purchases and sales of assets or the repayment of debt, including our CDO debt, repurchase agreements and other bonds, and the incurrence of new debt, (ii) the yields on new investments, which varies depending on the credit quality of the issuer, and (iii) changes in our estimates of the yields on securities acquired at a discount for credit quality. For instance, the net interest spread of our debt investments increases if we sell assets with lower yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale or refinancing) that has a higher interest rate relative to other financing on our portfolio (assuming no other changes to the composition of our portfolio). Conversely, the net interest spread of our portfolio decreases if we sell assets with higher yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale) that has a lower interest rate relative to other financing on our portfolio (again, assuming no other changes to the composition of our portfolio). Management continually monitors market conditions to opportunistically effect purchases and sales of debt investments.
Golf Business
With respect to our Golf business, trends in consumer discretionary spending as well as climate and weather patterns have a significant impact on the markets in which we operate. Our Golf business is subject to seasonal fluctuations caused by significant reductions in golf activities as well as revenue in the first and fourth quarters of each year, as a result of shorter days and colder temperatures.  Consequently, a significantly larger portion of our revenue from our golf operations is earned in the second and third quarters of our fiscal year. In addition, severe weather patterns can also negatively impact our results of operations. A severe weather pattern is forecasted for the western United States in early 2016 and is expected to bring significantly higher amounts of rain and snow than usual. This could negatively impact our public golf operations in that region and our first quarter financial performance.
While consumer spending in the traditional golf industry has generally been declining in recent years, we believe improving economic conditions and improvements in local housing markets will help drive membership growth and increase the number of golf rounds played.  In addition, we believe growth in related industries, including in leisure entertainment, can positively impact our Golf business.

Application of Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Our estimates are based on information available to management at the time of preparation of the Consolidated Financial Statements, including the result of historical analysis, our understanding and experience of the Company’s operations, our knowledge of the industry and market-participant data available to us.
Actual results have historically been in line with management’s estimates and judgments used in applying each of the accounting policies described below and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. However, the Company does not expect our assessments and assumptions below to materially change in the future.
A summary of our significant accounting policies is presented in Note 2 to our Consolidated Financial Statements, which appear in Part II, Item 8. “Financial Statements and Supplementary Data.” The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.
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

The VIEs in which we have a significant interest include our CDOs. We do not have the power to direct the relevant activities of CDO V, as a result of an event of default which allows for us to be removed as collateral manager of this CDO and prevents us from purchasing or selling certain collateral within this CDO, and therefore this CDO is not consolidated as of December 31, 2015. Similar events of default in the future, if they occur, could cause us to deconsolidate additional financing structures.

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
See Note 10 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and respective estimation methodologies, as of December 31, 2015.

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

We generally classify non-binding broker and pricing service quotations we receive as level 3 inputs. Such quotations are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and "not actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $155.3 million carrying value of securities valued using quotations as of December 31, 2015, a 100 basis point change in credit spreads would impact estimated fair value by approximately $8.6 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness, as well as historical performance. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In 2015, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2014.
For securities valued with internal models, which have an aggregate fair value of $9.7 million as of December 31, 2015, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$14,632
Fair value	$9,731
Effect on fair value with 10% unfavorable change in:
Discount rate	$(459)
Prepayment rate	$(160)
Default rate	$(154)
Loss severity	$(178)
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
We do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of December 31, 2015, we had 4 securities with a carrying amount of $10.4 million that had been downgraded during 2015, and we recorded an other-than-temporary impairment charge of $2.0 million on these securities for the year ended December 31, 2015. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.
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

Revenue Recognition on Loans Held for Investment

Income on loans held for investment is recognized similarly to that on our securities and is subject to similar uncertainties and contingencies, which are also analyzed on at least a quarterly basis. Interest income on performing loans is accrued and recognized as interest income at the contractual rate of interest. For loans acquired at a discount for credit quality, we recognize the excess of all expected cash flows over our investment in the loans, referred to as accretable yield, on a loss adjusted yield basis. A gross interest yield is recorded to Interest Income, offset by a provision for post-acquisition probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “Impairment of Loans” above. The excess of total contractual cash flows over the cash flows expected to be collected is referred to as the nonaccretable difference and is not recognized as income. Probable increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining expected life of the loan. The net income recognized is based on a “loss adjusted yield” whereby a gross interest yield is recorded to Interest Income, offset by a provision for probable, incurred credit losses which is accrued on a periodic basis to Valuation Allowance. The provision is determined based on an evaluation of the loans as described under “- Impairment of Loans” above. A rollforward of the allowance is included in Note 6 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data.”

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale except when a paydown or sale has happened in the period. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 6 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data.”

Acquisition Accounting

In connection with our acquisition of the Golf business, assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values as of the acquisition date. In measuring the fair value of net tangible and identified intangible assets acquired, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The determination of fair value involved the use of significant judgment and estimation.

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

Membership Deposit Liabilities

In our Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations. The determination of the estimated average expected life of an active membership is based on company-specific historical data and involves significant judgment and estimation.

Recent Accounting Pronouncements

See Note 2 to Part II, Item 8. “Financial Statements and Supplementary Data” for information about recent accounting pronouncements.

Results of Operations
Consolidated Results
The following tables summarize the changes in our consolidated results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2015 and 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Interest income	$95,891	$127,627	$(31,736)	(24.9)%
Interest expense	(62,129)	(80,022)	(17,893)	(22.4)%
Net interest income	33,762	47,605	(13,843)	(29.1)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	9,541	(2,419)	11,960	494.4%
Other-than-temporary impairment on securities and other investments, net	9,860	—	9,860	N.M.
Total impairment (reversal)	19,401	(2,419)	21,820	N.M.
Net interest income after impairment (reversal)	14,361	50,024	(35,663)	(71.3)%

Operating Revenues	295,856	291,537	4,319	1.5%

Other Income
Gain on settlement of investments, net	20,506	52,028	(31,522)	(60.6)%
Gain (loss) on extinguishment of debt	15,306	(3,410)	18,716	N.M.
Other income, net	3,689	25,844	(22,155)	(85.7)%
Total other income	39,501	74,462	(34,961)	(47.0)%
Expenses
Loan and security servicing expense	291	1,199	(908)	(75.7)%
Operating expenses - golf (including repairs and maintenance expense)	245,421	254,104	(8,683)	(3.4)%
Cost of sales - golf	31,681	30,271	1,410	4.7%
General and administrative expense (including acquisition and transaction expense)	11,746	14,652	(2,906)	(19.8)%
Management fee to affiliate	10,692	21,039	(10,347)	(49.2)%
Depreciation and amortization	28,634	26,967	1,667	6.2%
Total expenses	328,465	348,232	(19,767)	(5.7)%

Income from continuing operations before income tax	$21,253	$67,791	$(46,538)	(68.6)%
N.M. – Not meaningful
Interest Income

Interest income decreased by $31.7 million during the year ended December 31, 2015 as compared to the the year ended December 31, 2014 primarily due to: (i) a $16.0 million net decrease as a result of the sales and paydowns of real estate related loans in CDOs VIII and IX, (ii) an $8.9 million decrease as a result of the sale of the manufactured housing and residential mortgage loan portfolios during 2014, (iii) a decrease of $19.2 million due to the sale and paydowns of securities in our CDOs during 2014 and 2015, and (iv) a decrease of $0.5 million related to income recognized on the subprime mortgage loans subject to call option. These were offset by an increase of $8.7 million related to the addition of Agency RMBS and an increase of $4.2 million related to additional paid in kind ("PIK") interest earned on two real estate related loans.
Interest Expense

Interest expense decreased by $17.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to: (i) a $10.0 million decrease in swap interest expense due to a lower notional balance in 2015 compared to

2014, (ii) a $2.4 million decrease in the other debt segment primarily due to the payoff of the debt following the sale of the manufactured housing and residential mortgage loan portfolio in May 2014, (iii) a $5.6 million decrease in the CDO segment due to paydowns of debt as a result of paydowns and sales of assets, (iv) a decrease of $1.1 million primarily due to repurchase of the golf debts in August 2015, and (v) a decrease of $0.5 million related to expenses recognized on the subprime mortgage loans subject to call option. This was offset by (i) an increase of $1.1 million due to higher balances of repurchase agreements financing the Agency RMBS portfolio, (ii) an increase of $0.4 million related to higher capital lease financing costs associated with the golf business, and (iii) a $0.2 million increase related to higher interest accretion expense related to the golf membership deposit liabilities.
Valuation (Reversal) Allowance on Loans

The valuation allowance (reversal) on loans change of $12.0 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily due to a $12.8 million increase in allowances related to our real estate related loans offset by a $0.8 million decrease in allowances related to our manufactured housing and residential mortgage loan portfolios.
Other-than-temporary Impairment on Securities, Net

We recorded other-than-temporary impairments of $2.0 million on two debt securities, $0.4 million on one equity security and $7.5 million on an equity method investment during the year ended December 31, 2015. We did not record other-than-temporary impairment during the year ended December 31, 2014.
Operating Revenues

The operating revenues increased by $4.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014, due to (i) an increase of $3.1 million from member dues from continuing operations, (ii) an increase of $4.6 million in food and beverage sales revenue from continuing operations as a result of enhanced marketing programs, and (iii) an increase of $4.9 million in other revenues from continuing operations primarily due to a new driving range program at public golf properties, offset by a decrease of $8.3 million in operating revenues as a result of golf property lease terminations in 2014 and 2015.
Gain on Settlement of Investments, Net

The net gain on settlement of investments decreased by $31.5 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. During the year ended December 31, 2015, we recorded a gain of $28.8 million on the sale of CMBS and non-Agency RMBS, a gain of $3.7 million on the sale of Agency RMBS, and a gain of $1.5 million on the sale of real estate related loans. This was offset by $13.5 million of losses associated with the settlement of derivatives in the year ended December 31, 2015. During the year ended December 31, 2014, we recorded a gain of $32.5 million related to the sale of our manufactured housing loan portfolio and residential whole loans portfolio, and a gain of $23.7 million on the sale of debt securities, offset by $4.2 million of losses associated with the settlement of derivatives.

Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt of $15.3 million recorded during the year ended December 31, 2015 is due to (i) $15.4 million gain related to the repurchase of the first and second lien golf debt from a third party in August 2015, (ii) $0.5 million gain related to the repurchase of CDO bonds payable in June 2015, offset by $0.6 million of losses associated with the write-off of Golf liabilities. The loss on extinguishment of debt of $3.4 million during the year ended December 31, 2014 relates to the write-off of the unamortized discount on the manufactured housing debt upon the sale of the portfolio and the payoff of the debt in May 2014.
Other Income, Net

Other income decreased by $22.2 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to: (i) a $6.8 million decrease of income recognized on non-hedge derivatives due to declining notional swap balances, (ii) a $12.5 million decrease of income recognized on linked transactions that paid off in 2014, (iii) a decrease of $6.8 million primarily related to gains recognized in 2014 on a lease modification related to a golf property, (iv) a decrease of $0.5 million related to deferred fee income recognized on the payoff of a real estate related loan in January 2014, (v) a decrease of $0.3 million related to fees from servicing third party CDOs, and (vi) a decrease of $0.7 million related to various other Golf income items in 2015. This was partially offset by (i) an increase of $0.4 million of income earned on equity method investments, (ii) an increase of $0.5 million related to receipt of funds in 2015 related to the sale of the manufactured housing loan portfolio in May 2014, (iii) a $3.5 million increase related to the mark to market on the value of the TBA derivatives, and (iv) an increase of $1.0 million related to receipts on real estate related loans.

Loan and Security Servicing Expense

Loan and security servicing expense decreased by $0.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the paydown and sale of securities and loans in our CDOs and the sale of the residential manufactured housing and whole loan portfolios in 2014.

Operating Expenses - Golf (including repairs and maintenance expense)

Operating expenses - golf decreased by $8.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to: (i) a $2.0 million decrease of payroll expense as a result of lease terminations in 2014 and 2015, (ii) a $2.7 million decrease of utilities expense primarily as a result of water restrictions across courses in California, (iii) a $3.2 million decrease in rent expense primarily due to lease terminations in 2014 and 2015, (iv) a $0.5 million decrease in operating lease expenses as a result of fewer operating leases and more capital leases, and (v) a $0.3 million decrease of property insurance expenses as a result of lease terminations in 2014 and 2015.

Cost of Sales - Golf

Cost of sales-golf increased by $1.4 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
General and Administrative Expense (including acquisition and transaction expense)

General and administrative expense decreased by $2.9 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a decrease of transaction related expenses.
Management Fee to Affiliate

Management fee to affiliate decreased by $10.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a decrease in gross equity as a result of the New Media spin-off in February 2014 and the New Senior spin-off in November 2014. This was partially offset by an increase in gross equity as a result of our public offering of common stock in August 2014.

Depreciation and Amortization

Depreciation and amortization increased by $1.7 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to the write-off of intangible liabilities resulting from golf property lease terminations and lease modifications in 2014.

Comparison of Results of Operations for the years ended December 31, 2014 and 2013

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Interest income	$127,627	$213,712	$(86,085)	(40.3)%
Interest expense	(80,022)	(78,601)	1,421	1.8%
Net interest income	47,605	135,111	(87,506)	(64.8)%

Impairment (Reversal)
Valuation allowance (reversal) on loans	(2,419)	(25,035)	22,616	90.3%
Other-than-temporary impairment on securities, net	—	5,266	(5,266)	(100.0)%
Total impairment (reversal)	(2,419)	(19,769)	17,350	87.8%
Net interest income after impairment (reversal)	50,024	154,880	(104,856)	(67.7)%

Operating Revenues	291,537	—	291,537	N.M.

Other Income
Gain on settlement of investments, net	52,028	17,436	34,592	198.4%
Gain (loss) on extinguishment of debt	(3,410)	4,565	(7,975)	(174.7)%
Other income, net	25,844	13,289	12,555	94.5%
Total other income	74,462	35,290	39,172	111.0%
Expenses
Loan and security servicing expense	1,199	3,857	(2,658)	(68.9)%
Operating expenses - golf (including repairs and maintenance expense)	254,104	—	254,104	N.M.
Cost of sales - golf	30,271	—	30,271	N.M.
General and administrative expense (including acquisition and transaction expense)	14,652	17,458	(2,806)	(16.1)%
Management fee to affiliate	21,039	28,057	(7,018)	(25.0)%
Depreciation and amortization	26,967	4	26,963	N.M.
Total expenses	348,232	49,376	298,856	605.3%

Income from continuing operations before income tax	$67,791	$140,794	$(73,003)	(51.9)%
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
Interest Expense
Interest expense increased by $1.4 million primarily due to (i) a $14.0 million increase during the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result from the financing and the accretion of the membership deposit liability of the Golf business which was acquired at the end of December 2013, (ii) a $5.1 million increase in other bonds interest expense due to the refinancing of CDO VI Class I-MM bonds in December 2013, and (iii) a $0.8 million increase due to repurchase agreements on CDO bonds during 2014. The increase was partially offset by (i) a $4.9 million decrease in interest swap expense as a result of decreasing swap notional balances during 2014, (ii) a decrease of $5.9 million resulting from the payoff of the debt following the sale of the manufactured housing loan portfolio in May 2014, (iii) a decrease of $3.8 million in CDO bond interest expense due to paydowns of CDO debt, and (iv) decrease of $3.9 million in interest expense from repurchase agreements as a result of contributions made to New Residential in May 2013 and repayment of repurchase agreements as a result of the sale of FNMA/FHLMC securities in January 2014.
Valuation (Reversal) Allowance on Loans
The valuation allowance (reversal) on loans change of $22.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to (i) a $6.4 million decrease in the reversal of the valuation allowance on our manufactured housing loans and residential mortgage loans in 2014 compared to 2013 as a result of the paydowns and sale of these portfolios during 2013 and 2014 and (ii) a decrease of $16.2 million in the reversal of the valuation allowance on our real estate related and other loans as a result of stabilizing market conditions during 2014 and their effect on loan valuations.
Other-than-temporary Impairment on Securities, Net
The other-than-temporary impairment on securities decreased by $5.3 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 as there were no impairments taken in 2014. In 2013, the $5.3 million of other-than-temporary impairment on securities was primarily due to impairments taken on Agency and non-Agency RMBS securities in connection with the spin-off of New Residential in May 2014.
Operating Revenues
Operating revenues increased by $291.5 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the acquisition of the Golf business in December 2013.
Gain on Settlement of Investments, Net
The net gain on settlement of investments increased by $34.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. During the year ended December 31, 2014, we recorded (i) a gain of $23.7 million on the sale of debt securities, (ii) a gain of $32.5 million related to the sale of our manufactured housing loan portfolio and residential whole loan portfolio, and this was partially offset by (iii) a $4.2 million loss related to the settlement of TBA derivatives. During the year ended December 31, 2013, we recorded a gain of $4.2 million on the sale of assets in CDO IV in May 2013 and a $0.9 million gain on the CDO IV hedge termination. In addition, Newcastle recorded a gain of $12.3 million as part of the sale or restructuring of 10 securities and loans during 2013.
Gain (loss) on Extinguishment of Debt
The gain on extinguishment of debt decreased by $8.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of $3.4 million of losses recorded in 2014 related to the write-off of unamortized discount on the manufactured housing debt upon the sale of the portfolio and pay off of the debt while a $4.6 million gain on extinguishment of debt was recognized in 2013 due to the repurchase of $35.9 million face amount of CDO debt at an average price of 87.1% of par.
Other Income, Net
Other income increased by $12.6 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to (i) a $11.3 million gain recognized on linked transactions during 2014, (ii) a $1.1 increase in earnings related to equity method investments, (iii) a gain of $7.2 million related to the restructuring of certain properties related to the Golf business, and (iv) a $1.7 million increase related to reversal of accruals in the Golf business, which is partially offset by (i) a decrease of $2.0 million in the fair value of TBA derivatives, (ii) a decrease of $2.2 million in the change in fair value of certain non-hedge interest rate swaps, (iii) a decrease of $1.6 million as as result of a change in liability assumed as part of the Golf acquisition, (iv) a decrease of $1.3 million related to accretion income recognized from paydowns of investments during 2013, (v) a $1.3 million loss due to the lease termination of certain properties in the Golf business, and (vi) a $0.3 million decrease related to collateral management fee income.
Loan and Security Servicing Expense
Loan and security servicing expense decreased by $2.7 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the paydown and sale of securities and the sale of the manufactured housing and residential whole loan portfolios in 2014.
Operating Expenses - Golf (including repairs and maintenance expense)
The operating expenses - golf increased by $254.1 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the acquisition of the Golf business in December 2013.

Cost of Sales - Golf
Cost of sales - golf increased by $30.3 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the acquisition of the Golf business in December 2013.
General and Administrative Expense (including acquisition and transaction expense)
General and administrative expense decreased by $2.8 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to (i) $2.2 million of lower insurance costs in 2014 as compared to 2013 and (ii) a decrease of $0.6 million in professional fees incurred in 2014 as compared to 2013.
Management Fee to Affiliate
Management fees decreased by $7.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to decreases in gross equity as a result of the New Residential, New Media and New Senior spin-offs, partially offset by an increase in gross equity due to our public offerings of common stock in 2013 and 2014.
Depreciation and Amortization
Depreciation and amortization expense increased by $27.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to the acquisition of the Golf business in December 2013.

Segment Results

Comparison of Golf Results of Operations for the years ended December 31, 2015 and 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Revenues
Golf course operations	$177,266	$179,445	$(2,179)	(1.2)%
Sales of food and beverages - golf	71,437	68,554	2,883	4.2%
Other golf revenue	47,153	43,538	3,615	8.3%
Interest income	152	147	5	3.4%
Total revenues	296,008	291,684	4,324	1.5%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	245,421	254,104	(8,683)	(3.4)%
Cost of sales - golf	31,681	30,271	1,410	4.7%
General and administrative expense (including acquisition and transaction expense)	4,347	3,376	971	28.8%
Depreciation and amortization	28,682	26,880	1,802	6.7%
Interest expense	13,515	14,049	(534)	(3.8)%
Total expenses	323,646	328,680	(5,034)	(1.5)%

Total other income	13,180	5,863	7,317	124.8%

Loss from continuing operations before income tax	$(14,458)	$(31,133)	$16,675	53.6%

Golf Course Operations
Golf course operations decreased by $2.2 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a $1.5 million decrease in annual member fees and a $3.8 million decrease in greens and cart fees resulting from lease terminations in 2014, partially offset by an increase of $3.1 million in annual member fees at remaining golf properties.

Sales of Food and Beverages - Golf

Sales of food and beverages - golf increased by $2.9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to increases in private event revenues and new marketing programs offering various all-inclusive packages at certain golf properties, partially offset by reductions from lease terminations in 2014 and 2015.
Other Golf Revenue
Other golf revenue increased by $3.6 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the introduction of The Players Club program which increased driving range revenues at public golf properties, partially offset by reductions in merchandise sales and other club revenues resulting from lease terminations in 2014 and 2015.
Interest Income
There was no significant change in interest income during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Operating Expenses - Golf (including Repairs and Maintenance Expense)
Operating expenses - golf decreased by $8.7 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to: (i) a $2.0 million decrease of payroll expense as a result of lease terminations in 2014 and 2015, (ii) a $2.7 million decrease of utilities expense primarily as a result of water restrictions across courses in California, (iii) a $3.2 million decrease in rent expense primarily due to lease terminations in 2014 and 2015, (iv) a $0.5 million decrease in operating lease expenses as a result of fewer operating leases and more capital leases, and (v) a $0.3 million decrease of property insurance expenses as a result of lease terminations in 2014 and 2015.

Cost of Sales - Golf

Cost of sales - golf increased by $1.4 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to increased purchasing associated with new marketing programs offering various all-inclusive packages at certain golf properties.
General and Administrative Expense (including Acquisition and Transaction Expense)
General and administrative expense increased by $1.0 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to non-recurring professional fees incurred related to the acquisition of the first and second lien golf debt in 2015.
Depreciation and Amortization
Depreciation and amortization increased by $1.8 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the write-off of intangible liabilities resulting from golf property lease terminations and lease modifications in 2014.
Interest Expense
Interest expense decreased by $0.5 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to reduced interest expense as a result of the acquisition of the first and second lien golf debt in 2015, partially offset by additional interest expense related to capital leases.
Total Other Income
Total other income increased by $7.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the gain on extinguishment of debt recorded related to the acquisition of the first and second lien golf debt at a discount in 2015, compared to gains on golf property lease terminations and modifications in 2014.
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
Sources of Liquidity and Uses of Capital
As of the date of this filing, we believe we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next twelve months, we expect that our cash on hand combined with our cash flows provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, capital expenditures, hedging activity, potential margin calls and operating expenses. In addition, we may have additional cash requirements with respect to incremental investments. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets. We continually monitor market conditions for financing opportunities and at any given time may be entering or pursuing one or more of the transactions described above.
These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as Part I, Item 1A. “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash flows provided by operations constitutes a critical component of our liquidity. Essentially, our cash flows provided by operations is equal to (i) revenues received from our Golf business, plus (ii) the net cash flows from our CDOs that have not failed their over collateralization or interest coverage tests, plus (iii) the net cash flows from our non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iv) operating expenses (primarily golf operating expenses, management fees, professional fees, insurance and taxes), less (v) interest on the junior subordinated notes payable and debt related to our Golf business, and less (vi) preferred dividends.

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) amortization of favorable and unfavorable leasehold intangibles from the acquisition of the Golf business in December 2013, (iii) accretion of the Golf membership liabilities in interest expense, (iv) amortization of prepaid golf member dues, (v) gains and losses from sales of assets financed with CDOs, (vi) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (vii) unrealized gains or losses on our non-hedge derivatives, (viii) the non-cash gains or losses associated with our early extinguishment of debt, (ix) depreciation and amortization on our investments, and (x) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf related real estate and operations.  The Company has paid common dividends of $31.9 million and preferred dividends of $5.6 million in fiscal year 2015.  For the year ended December 31, 2015, the Company reported net cash used in operating activities of $2.6 million and net cash provided by investing activities of $193.1 million, and cash and cash equivalents of $45.7 million as of December 31, 2015.  The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.  See “Risk Factors-Risks Related to Our REIT Status and the 1940 Act” for more information.
REIT Compliance Requirements

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. As of December 31, 2014, we estimate a loss carryforward, inclusive of net operating loss and capital loss, of approximately $644.1 million. These net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary taxable income and capital gain, for up to twenty years and five years, respectively. As a result, we do not believe that there will be any additional REIT distribution requirements for the year ended December 31, 2015. In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards to reduce our future taxable income and potentially increases our related REIT distribution requirement. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year or future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.
Update on Liquidity, Capital Resources and Capital Obligations
Certain details regarding our liquidity, current financings and capital obligations as of February 29, 2016 are set forth below:

•	Cash – We had approximately $15.2 million of cash to invest;

•
Margin Exposure and Recourse Financings – We have margin exposure on a $353.5 million repurchase agreements related to the financing of FNMA/FHLMC securities, a $69.3 million repurchase agreement related to the financing of the acquisition of Golf debt and an $11.7 million note payable related to the financing of a real estate related loan.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	February 29, 2016	December 31, 2015	December 31, 2014
CDO Securities	$—	$—	$55,894
FNMA/FHLMC securities	353,535	348,625	385,282
Golf loans	69,250	70,000	—
Mezzanine note payable	11,660	11,660	—
Total recourse financings	$434,445	$430,285	$441,176

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

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part I, Item 1A. “Risk Factors” above.

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

Investment Portfolio
Our investment portfolio as of December 31, 2015 is described in Part I, Item 1. “Business – Investment Portfolio.”
Debt Obligations
Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the CDO Bonds Payable and Other Bonds Payable, such collateral is not available to other creditors of ours.
The financing of our Golf business as well as our other non-CDO debt obligations, contain various customary loan covenants. We were in compliance with all of the covenants in these financings as of December 31, 2015. In addition, as of December 31, 2015, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

See Note 11 to Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to our debt obligations and contractual maturities as of December 31, 2015.

Repurchase Agreements
The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and to finance the acquisition of Golf debt. All of the repurchase agreements have full recourse to Newcastle.

	O/S Amount	Avg Daily Amount O/S	Maximum Amount O/S	Wtd Avg Interest Rate	O/S Amount	Avg Daily Amount O/S	Maximum Amount O/S	Wtd Avg Interest Rate	O/S Amount	Avg Daily Amount O/S	Maximum Amount O/S	Wtd Avg Interest Rate	O/S Amount	Avg Daily Amount O/S	Maximum Amount O/S	Wtd Avg Interest Rate

	As of	For the Three Months Ended			As of	For the Three Months Ended			As of	For the Three Months Ended			As of	For the Three Months Ended
	March 31, 2015				June 30, 2015				September 30, 2015				December 31, 2015
FNMA/FHLMC	$386,120	$386,136	$388,529	0.36%	$375,704	$382,196	$386,299	0.37%	$345,859	$517,599	$598,168	0.40%	$348,625	$349,825	$352,765	0.48%
CDO Securities	$35,683	$51,019	$55,894	1.82%	$—	$18,666	$35,683	1.82%	$—	$—	$—	N/A	$—	$—	$—	—%
Golf Loans	$—	$—	$—	N/A	$—	$—	$—	N/A	$70,000	$23,587	$70,000	3.83%	$70,000	$70,000	$70,000	3.72%

	As of	For the Three Months Ended			As of	For the Three Months Ended			As of	For the Three Months Ended			As of	For the Three Months Ended
	March 31, 2014				June 30, 2014				September 30, 2014				December 31, 2014
FNMA/FHLMC	$—	$129,137	$516,134	0.40%	$—	$—	$—	N/A	$—	$—	$—	N/A	$385,282	$204,340	$385,282	0.36%
CDO Securities	$49,500	$44,325	$49,500	1.81%	$79,712	$52,380	$79,712	1.80%	$63,804	$71,701	$91,752	1.80%	$55,894	$63,265	$63,804	1.80%
Linked transaction	$54,250	$58,385	$60,646	1.66%	$—	$36,046	$58,563	1.65%	$—	$—	$—	N/A	$—	$—	$—	N/A
Residential Mortgage Loans	$25,363	$25,154	$25,363	2.16%	$22,965	$23,613	$25,363	2.15%	$—	$250	$22,965	2.15%	$—	$—	$—	N/A

	As of	For the Three Months Ended			As of	For the Three Months Ended			As of	For the Three Months Ended			As of	For the Three Months Ended
	March 31, 2013				June 30, 2013				September 30, 2013				December 31, 2013
FNMA/FHLMC	$1,315,567	$896,063	$1,330,432	0.44%	$311,276	$801,520	$1,351,728	0.41%	$361,836	$350,792	$378,624	0.38%	$516,134	$489,862	$547,366	0.37%
CDO Securities	$—	$—	$—	N/A	$—	$—	$—	N/A	$15,050	$3,272	$15,050	1.83%	$15,094	$15,054	$15,094	1.82%
Non-Agency RMBS	$158,029	$154,549	$158,029	2.20%	$—	$133,178	$302,033	2.15%	$—	$—	$—	N/A	$—	$—	$—	N/A
Linked transaction	$—	$—	$—	N/A	$59,968	$3,954	$59,968	1.69%	$59,968	$59,968	$59,968	1.69%	$60,646	$60,064	$60,646	1.67%
Residential Mortgage Loans	$—	$—	$—	N/A	$—	$—	$—	N/A	$—	$—	$—	N/A	$25,119	$13,359	$25,119	2.17%

O/S - Outstanding

In connection with the spin-off of New Residential in May 2013, $1.0 billion of repurchase agreements financing FNMA/FHLMC securities and $301.4 million of repurchase agreements financing non-Agency RMBS were transferred to New Residential. In June 2013, we purchased $116.8 million face amount of securities which were collateralized by certain repackaged Newcastle CDO VIII notes, and financed with $60.0 million of repurchase agreements. We accounted for this transaction as a linked transaction as we purchased and financed this transaction with the same counterparty contemporaneously. In November 2013, we financed a portfolio of residential mortgage loans with $25.1 million of repurchase agreements, which were previously unencumbered on Newcastle’s balance sheet. In September 2013, we financed previously repurchased CDO debt with $15.1 million of repurchase agreements.

In January 2014, we sold $503.0 million face amount of the FNMA/FHLMC securities for total proceeds of $532.2 million and repaid $516.1 million of repurchase agreements. We also financed additional repurchased CDO debt with $30.8 million of repurchase agreements. In June 2014, we repaid $60.0 million of repurchase agreements associated with our linked transaction as the underlying assets were paid off. Additionally, in June 2014 we financed previously repurchased CDO debt with $26.3 million of repurchase agreements. In July 2014, we sold $37.4 million face amount of residential mortgage loans for total proceeds of $34.7 million and repaid $23.0 million of repurchase agreements associated with these loans.

In March 2015, we sold Agency RMBS with a face amount of approximately $380.4 million and repaid associated repurchase agreements. Also in March 2015, Newcastle financed $389.1 million face amount of purchased FNMA/FHLMC securities with repurchase agreements with carrying value of $386.1 million.

During the second quarter of 2015, we repaid $13.3 million of repurchase agreements associated with Newcastle CDO VIII and also repaid $22.3 million of repurchase agreements associated with Newcastle CDO IX. In July 2015, we sold $380.4 million face amount of agency RMBS and we repaid $375.7 million of outstanding repurchase agreement liabilities in connection with this sale.

In August 2015, we acquired from a third party the first and second lien golf debt, the purchases were funded with cash and $70.0 million of repurchase agreements.

In September 2015, we sold $250.4 million face amount of agency RMBS and repaid $250.1 million of outstanding repurchase agreement liabilities in connection with this sale. In October 2015, we sold $348.9 million face amount of agency RMBS and repaid $345.9 million of outstanding repurchase agreement liabilities in connection with this sale, and purchased $354.8 million face amount of agency RMBS which was financed with $352.6 million of repurchase agreements.

In December 2015, we entered into a trade to sell $350.3 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $361.3 million and recognized a loss of $3.9 million. We repaid $348.6 million of outstanding repurchase agreement liabilities in connection with this sale. This trade settled in January 2016.

In December 2015, we entered into a trade to purchase $102.7 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $105.9 million. This transaction was financed with $102.2 million of repurchase agreements. This trade settled in January 2016.
The weighted average differences between the fair value of the assets and the face amount of financing of the FNMA/FHLMC and CDO securities repurchase agreements were 4.3% and 0%, respectively, as of December 31, 2015.
Subprime Securitization
In March 2006, we acquired a portfolio of subprime mortgage loans (“Subprime Portfolio I”) for $1.50 billion. In April 2006, Newcastle Mortgage Securities Trust 2006-1 (“Securitization Trust 2006”) closed on a securitization of Subprime Portfolio I. We do not consolidate Securitization Trust 2006. We sold Subprime Portfolio I to Securitization Trust 2006, which issued $1.45 billion of notes with a stated maturity of March 2036. We, as holder of the equity of Securitization Trust 2006, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio I is equal to or less than 20% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2006 qualified as a sale for accounting purposes. However, 20% of the loans which are subject to a call option by us, were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio I: (i) the equity of Securitization Trust 2006, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic if we do not exercise the option, meaning that it has no impact on us). As of December 31, 2015, the equity was valued at zero and the retained notes had a carrying value of $2.9 million.
In March 2007, we entered into an agreement to acquire a portfolio of subprime mortgage loans (“Subprime Portfolio II”) with up to $1.7 billion of unpaid principal balance. In July 2007, Newcastle Mortgage Securities Trust 2007-1 (“Securitization Trust

2007”) closed on a securitization of Subprime Portfolio II. As a result of the repurchase of delinquent loans by the seller, as well as borrower repayments, the unpaid principal balance of the portfolio upon securitization was $1.1 billion. We do not consolidate Securitization Trust 2007. We sold Subprime Portfolio II to Securitization Trust 2007, which issued $1.0 billion of notes with a stated maturity of April 2037. We, as holder of the equity of Securitization Trust 2007, have the option to redeem the notes once the aggregate principal balance of Subprime Portfolio II is equal to or less than 10% of such balance at the date of the transfer. The transaction between us and Securitization Trust 2007 qualified as a sale for accounting purposes. However, 10% of the loans which are subject to a call option by us were not treated as being sold. Following the securitization, we held the following interests in Subprime Portfolio II: (i) the equity of Securitization Trust 2007, (ii) the retained notes, and (iii) subprime mortgage loans subject to call option and related financing in the amount of 100% of such loans (we note that this interest is non-economic, meaning that if we do not exercise the option it has no impact on us). As of December 31, 2015, the equity and retained notes had a zero carrying value.
We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, as described above. A subsidiary of Newcastle gave limited representations and warranties with respect to Subprime Portfolio II; however, it has no assets and does not have recourse to Newcastle's assets.
Subordinated Notes Payable
The following table presents certain information regarding the junior subordinated notes (dollars in thousands).

Outstanding face amount	$51,004
Weighted average coupon	7.57%	(A)
Maturity	April 2035

Collateral	General credit of Newcastle

(A)	LIBOR + 2.25% after April 2016

Golf Repurchase Agreement and Credit Facilities

In August 2015, we acquired from a third party $51.4 million outstanding face amount of first lien golf debt at a price of 90.0% of par, or $46.3 million, and $105.6 million outstanding face amount of second lien golf debt at a price of 90.0% of par, or $95.0 million.  The purchases were funded with $71.3 million cash and a $70.0 million repurchase agreement.
We also have a $0.2 million loan that matures in December 2043 and $11.1 million in capital leases that mature through June 2021. The aggregate of the golf credit facilities have a weighted average interest rate of 6.38%.
Non-recourse CDO Financing
Each of our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. At issuance, each of our CDOs passed all of these tests. Failure to satisfy these tests would generally cause (or has caused) the cash flow that would otherwise be distributed to the more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be (and has been) material. The table below presents data, including the most recent quarterly cash flows received by Newcastle, for each of our consolidated CDOs, and sets forth which of the CDOs have satisfied these tests in the most recent quarter. The amounts are as of December 31, 2015 unless otherwise noted. For those CDOs that have failed their applicable over collateralization tests, the impact of failing is already reflected in the cash flow in the table. For those CDOs that have satisfied their applicable over collateralization tests, we could potentially lose substantially all of the cash flows from those CDOs if we fail to satisfy the tests in the future. The amounts in the table reflect data at the CDO level and thus are different from the GAAP balance sheet due to intercompany amounts eliminated in our Consolidated Balance Sheet (in thousands).

	CDO VI
Balance Sheet:
Assets Face Amount		$69,889
Assets Fair Value		46,443

Issued Debt Face Amount (A)		97,917

Cash Receipts:
Quarterly net cash receipts (B)		$24

Collateral Composition (C):	Face	Fair Value
CMBS	$57,361	$39,684	B+
ABS	12,477	6,708	CC
Cash from Principal Proceeds	51	51	—
Total	$69,889	$46,443
Collateral on Negative Watch (D)	$—

CDO Cash Flow Triggers (E):
Over Collateralization (F):
As of Dec-2015 remittance Cushion (Deficit) ($)		$(144,388)
As of Feb-2016 remittance Cushion (Deficit) ($)		$(141,781)
Interest Coverage (F):
As of Dec-2015 remittance Cushion (Deficit) (%)		55.7%
As of Feb-2016 remittance Cushion (Deficit) (%)		(44.9)%
CDO Overview:
Effective		Aug-05
Reinvestment Period End (G)		Passed
Optional Call (H)		Passed
Auction Call (I)		Apr-15
WA Debt Spread (bps) (J)		50

(A)	Includes CDO bonds issued to third parties and held by Newcastle’s consolidated CDOs.

(B)
Represents net cash received from each CDO based on all of our interests in such CDO (including senior management fees but excluding principal received from senior CDO bonds owned by Newcastle) for the three months ended December 31, 2015. See “Cautionary Note Regarding Forward Looking Statements” and Item IA. "Risk Factors" for risks and uncertainties that could cause our receipts for subsequent periods to differ materially from these amounts.

(C)
Collateral composition is calculated as a percentage of the face amount of collateral. Also reflected are weighted average credit ratings, which were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(D)
Represents the face amount of collateral on negative watch for possible downgrade by at least one rating agency (Moody’s, S&P, or Fitch) as of the determination date in December 2015 for all CDOs. The amount does not include any bonds issued by Newcastle, which are eliminated in consolidation and not reflected in our investment portfolio disclosure.

(E)
Our CDO financings contains tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, our cash flow and liquidity are negatively impacted upon such a failure, and the impact could be material. Each CDO contains tests at various over collateralization and interest coverage percentage levels. The trigger percentages used above represent the first threshold at which cashflows would be redirected as described in this footnote. The data presented is as of the most recent remittance date on or before December 31, 2015 or February 29, 2016, as applicable, and may change or have changed subsequent to that date. In addition, our CDOs may also contain specific over collateralization tests that, if failed, can result in the occurrence of an event of default or our being removed as collateral manager of the CDO. Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of being distributed to us. As of the December 2015 remittance date we were not receiving cash flows from CDO VI (other than senior management fees and cash flows on senior classes of bonds we own). Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next twelve months. Our ability to rebalance will depend upon the availability of suitable securities, market prices and other factors that are beyond our control. Such rebalancing efforts may be extremely difficult and we cannot assure you that we will be successful in our rebalancing efforts. If the liabilities of our CDOs are downgraded by Moody’s to certain predetermined levels, our discretion to rebalance the applicable CDO portfolio may be negatively impacted. Moreover, if we bring these coverage tests into compliance, we cannot assure you that they will not fall out of compliance in the future or that we will be able to correct any noncompliance. For a more detailed discussion of the impact of CDO financings on our cash flows, see Part I, Item 1A. “Risk Factors – Risks Relating to our Business – The coverage tests applicable to our CDO financings may have a negative impact on our operating results and cash flows.”

(F)
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

(G)
Our CDO financings typically have a 5 year reinvestment period. Generally, after such period ends, principal payments on the collateral are used to paydown the most senior debt outstanding. Prior to the end of the reinvestment period, principal payments received on the collateral are reinvested.

(H)	At the option call date, Newcastle, as the equity holder, has the right to pay off the CDO bonds at their related redemption price.

(I)
At the auction call date, there is a mandatory auction of the assets pursuant to which the collateral manager will solicit bids for the CDO assets. If the aggregate amounts of the bids are sufficient to pay off the outstanding CDO bonds set forth in the CDO governing document, the assets will be sold and the CDO bonds will be redeemed. However, if the aggregate amount of the bids is insufficient to pay off the outstanding CDO bonds set forth in the applicable CDO governing document, the assets will not be sold and the redemption of CDO bonds will not occur.

(J)	Debt spread represents the spread above the benchmark interest rate (LIBOR or U.S. Treasuries) that we pay on our debt.

The following table sets forth further information with respect to the bonds of our consolidated CDO financings as of December 31, 2015 (dollars in thousands):

		Current Face Amount (A)
		Held By
Class	Original Face Amount	Third Parties	Newcastle CDOs	Newcastle Outside of its CDOs (B)	Total	Stated Interest Rate
CDO VI
Class I-MM	$323,000	$4,984	$—	$10,974	$15,958	LIBOR +	0.25%
Class I-B	59,000	59,000	—	—	59,000	LIBOR +	0.40%
Class II	33,000	24,128	—	10,491	34,619	LIBOR +	0.50%
Class III-FL	15,000	5,369	—	10,737	16,106	LIBOR +	0.80%
Class III-FX	5,000	—	—	7,360	7,360		5.67%
Class IV-FL	9,600	686	—	10,284	10,970	LIBOR +	1.70%
Class IV-FX	2,400	3,750	—	—	3,750		6.55%
Class V	21,000	—	—	35,751	35,751		7.81%
Preferred	32,000	—	—	32,000	32,000		N/A
	$500,000	$97,917	$—	$117,597	$215,514

(A)	The amounts presented in these columns exclude the face amount of any canceled bonds within an applicable class.

(B)
Amounts in this column represent the amount of bonds of the applicable class held as investments by Newcastle outside of its non-recourse financing structures. These bonds are eliminated in our Consolidated Balance Sheets.

Equity
Common Stock

See Note 1 to Part II, Item 8. “Financial Statements and Supplementary Data” for information on shares of our common stock issued since our formation.

Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share (A)
March 31, 2013	April 2013	$1.32
June 30, 2013	July 2013	$1.02
September 30, 2013	October 2013	$0.60
December 31, 2013	January 2014	$0.60
March 31, 2014	April 2014	$0.60
June 30, 2014	July 2014	$0.60
September 30, 2014	October 2014	$0.60
December 31, 2014	January 2015	$0.12
March 31, 2015	April 2015	$0.12
June 30, 2015	July 2015	$0.12
September 30, 2015	October 2015	$0.12
December 31, 2015	January 2016	$0.12

(A)
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

On May 7, 2015, and pursuant to the anti-dilution provisions of the the 2014 Plan, 2012 Plan and Newcastle Option Plan, as applicable, Newcastle’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance of additional options which were determined so as to compensate for the loss in value that would have otherwise occurred as a result of the 2014 return of capital distributions. As a result of this adjustment, options relating to a total of 178,740 shares were issued on May 7, 2015 at a strike price of $1.00 per share.
Upon exercise, these options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.
Through December 31, 2015, Fortress had assigned, for no value, outstanding options relating to approximately 0.3 million shares of our common stock to certain of Fortress’s employees.
As of December 31, 2015, our outstanding options issued prior to 2011 had a weighted average strike price of $13.18, and our outstanding options issued in 2011 and thereafter had a weighted average strike price of $2.57.

As of December 31, 2015, approximately 1.0 million shares of our common stock were held by Fortress, through its affiliates, and its principals.
See Note 12 to Part II, Item 8. “Financial Statements and Supplementary Data” for information on our options outstanding as of December 31, 2015 and the shares of common stock issued by Newcastle in connection with public offerings since 2013.
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
All accrued dividends on our preferred stock have been paid through January 31, 2016.
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
Newcastle’s noncontrolling interest in 2015 and 2014 is related to our investment in the Golf business, a portion of which Newcastle does not own.
Accumulated Other Comprehensive Income (Loss)
During the year ended December 31, 2015 our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains/ Losses on Cash Flow Hedges	Gains / Losses on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December, 31, 2014	$(1,817)	$67,682	$65,865
Net unrealized loss on securities	—	(1,868)	(1,868)
Reclassification of net realized gain on securities into earnings	—	(32,537)	(32,537)
Net unrealized loss on derivatives designated as cash flow hedges	(60)	—	(60)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,897	—	1,897
Accumulated other comprehensive income (loss), December 31, 2015	$20	$33,277	$33,297

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased during the year ended December 31, 2015 in accumulated other comprehensive income primarily as a result of gains realized in earnings from the sales of CMBS, Non-Agency RMBS, and FNMA/FHLMC Agency RMBS, in addition to unrealized losses on securities caused by a net widening of credit spreads. Net unrealized losses on derivatives designated as cash flow hedges increased slightly for the year ended December 31, 2015 which were offset by losses realized in earnings from swap interest payments and the termination of these swaps in June 2015.
See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.
Cash Flow
Operating Activities

Net cash flow provided by (used in) operating activities decreased from $37.5 million for the year ended December 31, 2014 to $(2.6) million for the year ended December 31, 2015. It decreased from $106.2 million for the year ended December 31, 2013 to $37.5 million for the year ended December 31, 2014. These changes resulted primarily from the factors described below:

2015 compared to 2014

•
Net cash receipts from our CDOs decreased approximately $10.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to lower interest proceeds from CDO VIII and IX, as a result of paydowns and sales in 2014 and 2015.

•
Net cash receipts from our other debt portfolios increased by $9.1 million primarily due to an increase of approximately $9.8 million of net receipts on our FNMA/FHLMC securities and approximately $1.7 million of receipts from our unencumbered securities and loans, offset by a decrease of approximately $2.4 million in net receipts from the manufactured housing loan portfolios that were sold in May 2014.

•
Operating cash flows from our Golf business increased by $6.9 million primarily due to (i) increased sales of food and beverage from private events, (ii) the introduction of a new driving range program at public golf properties, and (iii) decreased operating expenses as a result of the termination of certain leased golf properties in 2014.

•	Increase of $1.5 million as a result of net cash used from New Media, which was spun-off in February 2014.

•	Reduction of $64.0 million as a result of the spin-off of New Senior in November 2014.

•
Management fees paid decreased approximately $11.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to a decrease in gross equity as a result of the spin-offs of New Media in February 2014 and New Senior in November 2014 which was partially offset by an increase in gross equity as a result of the public offerings of our common stock in August 2014.

•
A decrease of approximately $5.6 million in general and administrative expenses paid during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to fewer transaction related expenses primarily due to the spin-off of New Senior.

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

•	Negative operating cash flow of $5.8 million was generated by the Golf business which we acquired on December 30, 2013.

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

Investing Activities

Investing activities provided $193.1 million, provided $319.9 million, and used $2.9 billion during the years ended December 31, 2015, 2014 and 2013, respectively. Uses of cash flows from investing activities consisted primarily of the investments made in senior housing properties, golf properties, real estate securities, loans, Excess MSRs, the restructuring of the Media business and the Golf business, and the contributions made to equity method investees. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and return of restricted cash from investing activities.

Financing Activities

Financing activities used $218.7 million, used $389.4 million, and provided $2.7 billion during the years December 31, 2015, 2014 and 2013, respectively. The public offerings of common stock, borrowings under debt obligations, the return of margin deposits under repurchase agreements and derivatives, and deposits received on golf memberships served as the primary sources of cash flow from financing activities. Uses of cash flow from financing activities included the repayment of debt obligations, the repurchase of debt obligations, the contribution of cash to New Residential, New Media and New Senior upon the spin-offs, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of deferred financing costs, the payment of common and preferred dividends, payments related to the settlement of derivatives, and the payment of costs related to the common stock offerings.

See the Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in “Financial Statements and Supplementary Data” for a reconciliation of our cash position for the periods described herein.
Interest Rate, Credit and Spread Risk
We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
Off-Balance Sheet Arrangements
As of December 31, 2015, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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
In each case, our exposure to loss is limited to the carrying value of our investment.

Contractual Obligations
As of December 31, 2015, we had the following material contractual obligations (payments in thousands):

Contract	Terms
CDO Bonds Payable	Described under Note 11 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Other Bonds and Notes Payable	Described under Note 11 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Repurchase Agreements	Described under Note 11 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Credit Facilities, Golf	Described under Note 11 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Capital Leases, Golf	Described under Note 11 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Junior Subordinated Notes Payable	Described under Note 11 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Operating Leases	Described under Notes 2 and 14 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Derivative Liabilities	Described under Notes 2 and 9 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Membership Deposit Liabilities	Described under Notes 2 and 14 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Management Agreement
Our Manager is paid an annual management fee of 1.5% of our gross equity, as defined in the management agreement, an expense reimbursement, and incentive compensation equal to 25% of our adjusted net income available for common stockholders above a certain threshold. For more information on this agreement, as well as historical amounts earned, see Note 13 to Part II, Item 8. “Financial Statements and Supplementary Data.” As a result of not meeting the incentive compensation threshold, the incentive compensation to the Manager has been discontinued for an indeterminate period of time.

Trustee Agreements
We have entered into trustee agreements in connection with our securitized investments, primarily our CDOs. We pay annual fees of between 0.015% and 0.020% of the outstanding face amount of the CDO bonds under these agreements.

	Fixed and Determinable Payments Due by Period
Contract	2016	2017-2018	2019-2020	Thereafter	Total

CDO bonds payable (A)	$1,040	$2,080	$2,080	$113,036	$118,236
Other bonds and notes payable (A)	12,027	68	68	5,639	17,802
Repurchase agreements (B)	418,625	—	—	—	418,625
Credit facilities, golf (A)	4	9	9	298	320
Capital leases, golf (A)	2,848	5,681	4,145	128	12,802
Financing of subprime mortgage loans subject to future repurchase (C)	N/A	N/A	N/A	N/A	N/A
Junior subordinated notes payable (A)	2,220	2,798	2,798	71,053	78,869
Non-hedge derivative obligations (D)	423	—	—	—	423
Management agreement (E)	10,200	20,400	20,400	255,000	306,000
Operating lease obligations (F)	33,957	57,196	46,439	148,144	285,736
Membership deposit liability (G)	7,212	1,550	3,328	229,951	242,041
Loan servicing agreements	*	*	*	*	*
Trustee agreements	*	*	*	*	*
Total	$488,556	$89,782	$79,267	$823,249	$1,480,854

* These contracts do not have fixed and determinable payments.

(A)
Includes interest based on rates existing at December 31, 2015 and assumes no prepayments. Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates.

(B)	Repurchase agreements, which have not been term financed, and mature within one year of our financial statement date, are included in this table assuming no interest.

(C)
These obligations represent the related financing on the loans which are subject to future repurchase by us and are offset by the amount of such loans. See Note 6 to Part II, Item 8. “Financial Statements and Supplementary Data.”

(D)	The amounts reflected assume that these agreements are terminated at their December 31, 2015 fair value on January 1, 2016.

(E)	Amounts reflect base management fees for the next 30 years assuming no change in gross equity, as defined, from December 31, 2015.

(F)
Includes leases of golf courses and related facilities. Excludes escalation charges which per our lease agreements are not fixed and determinable payments. Also excludes three month-to-month leases with an aggregate monthly expense of $0.1 million, which are cancellable by the parties with 30 days written notice.

(G)	Amounts represent gross initiation fee deposits refundable 30 years after the date of acceptance of a member.

Inflation
For our assets and liabilities that are financial in nature, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See Part II, Item 7A. “Quantitative and Qualitative Disclosure About Market Risk — Interest Rate Exposure” below.
Core Earnings
The following primary variables impact our operating performance: (i) the current yield earned on our investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield we earn from our non-recourse financing structures, (iii) the interest expense and dividends incurred under our recourse debt and preferred stock, (iv) the net operating income on our real estate, media and golf investments, (v) our operating expenses and (vi) our realized and unrealized gains or losses, net of related provision for income taxes, including any impairment, on our investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of our operating performance excluding the sixth variable listed above. It also excludes depreciation and amortization charges, including the accretion of the membership deposit liability and the impact of the application of acquisition accounting, acquisition and spin-off related expenses and restructuring expenses. Core earnings is used by management to gauge our current performance without taking into account gains and losses, net of related provision for income taxes,which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from core earnings of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate our current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our shareholders.
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
Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Year Ended December 31,
	2015	2014	2013
Income applicable to common stockholders	$16,267	$27,666	$145,833
Add (deduct):
Impairment (reversal)	19,401	(2,419)	(19,769)
Other (income) (A)	(38,043)	(70,588)	(35,367)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations (B)	(307)	104,226	39,974
Depreciation and amortization (C)	39,416	37,629	4
Acquisition, restructuring and spin-off related expenses (D)	1,391	3,479	10,228
Core earnings	$38,125	$99,993	$140,903

(A)
Net of $1.3 million, $1.0 million and ($0.1) million related to other income from an equity method investment during the years ended December 31, 2015, 2014 and 2013, respectively, and net of $0.1 million of provision for income taxes relating to the gain on extinguishment of debt during the year ended December 31, 2015. Net of $1.1 million and $1.9 million of deal expenses relating to the sale of the residential loan portfolio and the sale of the manufactured housing portfolio, respectively, during the year ended December 31, 2014. These deal expenses were recorded to general and administrative expense under GAAP during 2014.

(B)
Includes (i) gain on settlement of investments of $0.3 million, $0 and $0, (ii) depreciation and amortization of less than $0.1 million, $90.6 million and $31.0 million (gross of $0, $0.7 million, and ($2.1) million), (iii) acquisition and spin-off related expenses of $0, $15.8 million and $13.3 million, and (iv) other (income) loss of $0, ($1.4) million, and $2.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. Also includes change in fair value of investments in excess mortgage servicing rights of ($3.9) million and change in fair value of investments in equity method investees of ($4.9) million for the year ended December 31, 2013.

(C)
Including accretion of membership deposit liability of $5.8 million and $5.7 million and amortization of favorable and unfavorable leasehold intangibles of $4.9 million and $5.0 million during the years ended December 31, 2015 and 2014, respectively. The Golf business was acquired on December 30, 2013, thus there were no accretion or amortization for the year ended December 31, 2013. The accretion of membership deposit liability was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf.

(D)	Includes $0.3 million, $0.9 million and $0.0 million of restructuring expenses during the years ended December 31, 2015, 2014 and 2013, respectively, which was recorded to operating expenses - golf.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may effect our financial position or operating results, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Update on Liquidity, Capital Resources and Capital Obligations” for information on related debt.

As of December 31, 2015, a 100 basis point increase in short-term interest rates would decrease our earnings by approximately $1.4 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of December 31, 2015, a 100 basis point change in short-term interest rates would impact our net book value by approximately $2.0 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of December 31, 2015, a 25 basis point movement in credit spreads would impact our net book value by approximately $0.8 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Margin

We are subject to margin calls on our repurchase agreements and derivative agreements. Furthermore, we may, from time to time, be a party to other financing arrangements that are subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 10 to Part II, Item 8. “Financial Statements and Supplementary Data.” For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the Consolidated Financial Statements included therein. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

We note that the values of our investments in real estate securities, loans and derivative instruments are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Trends

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations” for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Report of Independent Registered Public Accounting Firm.
Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014.
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.
Notes to Consolidated Financial Statements.
All schedules have been omitted because either the required information is included in our Consolidated Financial Statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newcastle Investment Corp. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newcastle Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 10, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Newcastle Investment Corp. and Subsidiaries

We have audited Newcastle Investment Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Newcastle Investment Corp. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Newcastle Investment Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newcastle Investment Corp. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 10, 2016

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2015	2014
Assets
Real estate securities, available-for-sale - Note 5	$59,034	$231,754
Real estate securities, pledged as collateral - Note 5	105,963	407,689
Real estate related and other loans, held-for-sale, net - Note 6	149,198	230,200
Residential mortgage loans, held-for-sale, net - Note 6	532	3,854
Subprime mortgage loans subject to call option - Note 6	380,806	406,217
Investments in other real estate, net of accumulated depreciation - Note 7	227,907	239,283
Intangibles, net of accumulated amortization - Note 8	74,472	84,686
Other investments	20,595	26,788
Cash and cash equivalents	45,651	73,727
Restricted cash	4,469	15,714
Receivables from brokers, dealers and clearing organizations	361,341	—
Receivables and other assets - Note 2	38,014	35,191
Assets of discontinued operations - Note 3	—	6,803
Total Assets	$1,467,982	$1,761,906

Liabilities and Equity
Liabilities
CDO bonds payable - Note 11	$92,933	$227,673
Other bonds and notes payable - Note 11	16,162	27,069
Repurchase agreements - Note 11	418,458	441,176
Credit facilities and obligations under capital leases - Note 11	11,258	161,474
Financing of subprime mortgage loans subject to call option - Note 6	380,806	406,217
Junior subordinated notes payable - Note 11	51,225	51,231
Dividends payable	8,929	8,901
Membership deposit liabilities	88,205	79,678
Payables to brokers, dealers and clearing organizations	105,940	—
Accounts payable, accrued expenses and other liabilities - Note 2	83,944	99,712
Liabilities of discontinued operations - Note 3	—	447
Total Liabilities	$1,257,860	$1,503,578

Commitments and contingencies - Notes 12, 13 and 14

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2015 and 2014	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,654,598 and 66,424,508 shares issued and outstanding at December 31, 2015 and 2014, respectively	667	664
Additional paid-in capital	3,172,370	3,172,060
Accumulated deficit	(3,057,538)	(3,041,880)
Accumulated other comprehensive income - Note 2	33,297	65,865
Total Newcastle Stockholders’ Equity	210,379	258,292
Noncontrolling interests	(257)	36
Total Equity	$210,122	$258,328

Total Liabilities and Equity	$1,467,982	$1,761,906

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Interest income	$95,891	$127,627	$213,712
Interest expense	(62,129)	(80,022)	(78,601)
Net interest income	33,762	47,605	135,111

Impairment (Reversal)
Valuation allowance (reversal) on loans - Note 6	9,541	(2,419)	(25,035)
Other-than-temporary impairment on securities and other investments- Note 5	9,891	—	5,222
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive (income) loss into net income	(31)	—	44
Total impairment (reversal)	19,401	(2,419)	(19,769)
Net interest income after impairment (reversal)	14,361	50,024	154,880

Operating Revenues
Golf course operations	177,266	179,445	—
Sales of food and beverages - golf	71,437	68,554	—
Other golf revenue	47,153	43,538	—
Total operating revenues	295,856	291,537	—

Other Income
Gain on settlement of investments, net - Note 2	20,506	52,028	17,436
Gain (loss) on extinguishment of debt - Note 11	15,306	(3,410)	4,565
Other income, net - Note 2	3,689	25,844	13,289
Total other income	39,501	74,462	35,290

Expenses
Loan and security servicing expense	291	1,199	3,857
Operating expenses - golf	245,421	254,104	—
Cost of sales - golf	31,681	30,271	—
General and administrative expense	11,746	14,652	17,458
Management fee to affiliate - Note 13	10,692	21,039	28,057
Depreciation and amortization	28,634	26,967	4
Total expenses	328,465	348,232	49,376
Income from continuing operations before income tax	21,253	67,791	140,794
Income tax expense - Note 15	345	208	—
Income from continuing operations	20,908	67,583	140,794
Income (loss) from discontinued operations, net of tax - Note 3	646	(35,189)	11,547
Net Income	21,554	32,394	152,341
Preferred dividends	(5,580)	(5,580)	(5,580)
Net (income) loss attributable to noncontrolling interest	293	852	(928)
Income Applicable To Common Stockholders	$16,267	$27,666	$145,833

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Income Applicable to Common Stock, per share
Basic	$0.24	$0.45	$3.16
Diluted	$0.24	$0.44	$3.09

Income from Continuing Operations per share of Common Stock, after preferred dividends and noncontrolling interest
Basic	$0.23	$1.02	$2.91
Diluted	$0.23	$1.00	$2.84

Income (loss) from Discontinued Operations per share of Common Stock
Basic	$0.01	$(0.57)	$0.25
Diluted	$0.01	$(0.57)	$0.24

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,479,321	61,500,913	46,146,882
Diluted	68,647,915	63,131,227	47,218,274

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMER 31, 2015, 2014 and 2013
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$21,554	$32,394	$152,341
Other comprehensive income (loss):
Net unrealized gain (loss) on securities	(1,868)	8,953	50,350
Reclassification of net realized gain on securities into earnings	(32,537)	(23,679)	(6,217)
Net unrealized loss on derivatives designated as cash flow hedges	(60)	(177)	(195)
Reclassification of net realized loss on derivatives designated as cash flow hedges into earnings	1,897	4,352	6,227
Net unrecognized gain and pension prior service cost (discontinued operations)	—	9	458
Other comprehensive income (loss)	(32,568)	(10,542)	50,623
Total comprehensive income (loss)	$(11,014)	$21,852	$202,964
Comprehensive income (loss) attributable to Newcastle stockholders' equity	$(10,721)	$22,704	$202,036
Comprehensive income (loss) attributable to noncontrolling interest	$(293)	$(852)	$928

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(dollars in thousands, except share data)

	Newcastle Stockholders
							Accumulated Other Comp. Income (Loss)	Total Newcastle Stockholders' Equity
					Additional Paid in Capital					Total Equity (Deficit)
	Preferred Stock		Common Stock			Accumulated Deficit			Noncontrolling Interests
	Shares	Amount	Shares	Amount
Equity (deficit) - December 31, 2012	2,463,321	$61,583	28,754,274	$288	$1,711,520	$(771,095)	$70,764	$1,073,060	$—	1,073,060
Dividends declared	—	—	—	—	—	(168,761)	—	(168,761)	—	(168,761)
Issuance of common stock	—	—	29,821,308	298	1,262,195	—	—	1,262,493	—	1,262,493
Noncontrolling interest recorded upon restructuring of media business	—	—	—	—	—	—	—	—	60,351	60,351
Spin-off of New Residential	—	—	—	—	—	(1,159,470)	(44,513)	(1,203,983)	—	(1,203,983)
Net income	—	—	—	—	—	151,413	—	151,413	928	152,341
Other comprehensive income	—	—	—	—	—	—	50,623	50,623	—	50,623
Total comprehensive income								202,036	928	202,964
Equity (deficit) - December 31, 2013	2,463,321	$61,583	58,575,582	$586	$2,973,715	$(1,947,913)	$76,874	$1,164,845	$61,279	$1,226,124
Dividends declared	—	—	—	—	—	(123,708)	—	(123,708)	—	(123,708)
Issuance of common stock	—	—	7,848,926	78	198,345	—	—	198,423	—	198,423
Spin-off of New Media	—	—	—	—	—	(330,489)	(467)	(330,956)	(60,391)	(391,347)
Spin-off of New Senior	—	—	—	—	—	(673,016)	—	(673,016)	—	(673,016)
Net income (loss)	—	—	—	—	—	33,246	—	33,246	(852)	32,394
Other comprehensive loss	—	—	—	—	—	—	(10,542)	(10,542)	—	(10,542)
Total comprehensive income								22,704	(852)	21,852
Equity (deficit) - December 31, 2014	2,463,321	$61,583	66,424,508	$664	$3,172,060	$(3,041,880)	$65,865	$258,292	$36	$258,328
Dividends declared	—	—	—	—	—	(37,505)	—	(37,505)	—	(37,505)
Issuance of common stock	—	—	230,090	3	310	—	—	313	—	313
Net income (loss)	—	—	—	—	—	21,847	—	21,847	(293)	21,554
Other comprehensive loss	—	—	—	—	—	—	(32,568)	(32,568)	—	(32,568)
Total comprehensive income (loss)								(10,721)	(293)	(11,014)
Equity (deficit) - December 31, 2015	2,463,321	$61,583	66,654,598	$667	$3,172,370	$(3,057,538)	$33,297	$210,379	$(257)	$210,122

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$21,554	$32,394	$152,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	28,645	117,594	30,973
Accretion of discount and other amortization	8,227	(3,819)	(30,621)
Net interest income on investments accrued to principal balance	(27,246)	(20,386)	(26,148)
Amortization of revenue on golf membership deposit liabilities	(509)	(167)	—
Amortization of prepaid golf member dues	(29,558)	(28,071)	—
Valuation allowance (reversal) on loans	9,541	(2,419)	(25,035)
Other-than-temporary impairment on securities and other investments	9,860	—	5,266
Change in fair value on investments in excess mortgage servicing rights	—	—	(3,894)
Change in fair value of investments in equity method investees	—	—	(19,170)
Change in fair value of contingent consideration	—	(1,500)	—
Straight-lining of rental income	—	(21,794)	—
Equity in earnings from equity method investees, net of distributions	(1,311)	(954)	(677)
Gain on settlement of investments (net)	(19,305)	(51,380)	(17,369)
Unrealized gain on non-hedge derivatives and hedge ineffectiveness	(1,758)	(17,565)	(10,467)
Loss/(gain) on extinguishment of debt, net	(15,306)	3,410	(4,565)
Non-cash directors' compensation	313	321	350
Change in:
Restricted cash	(2,344)	1,464	10,595
Receivables and other assets	(1,805)	(314)	(19,077)
Accounts payable, accrued expenses and other liabilities	18,361	30,665	63,684
Net cash (used in) provided by operating activities	(2,641)	37,479	106,186
Cash Flows From Investing Activities
Principal repayments from investments	128,191	245,447	494,443
Restructuring of investments in media and golf, net of cash and cash equivalents acquired	—	—	(60,654)
Purchase of real estate securities	(1,409,693)	(404,638)	(1,411,002)
Purchase of real estate related and other loans	—	—	(382,771)
Proceeds from sale of investments	1,425,480	798,580	46,536
Acquisition and additions of investments in real estate	(7,637)	(315,454)	(1,254,214)
Funds reserved for future capital expenditures	—	(3,424)	—
Change in restricted cash from investing activities	56,774	—	—
Return of investment in excess mortgage servicing rights	—	—	15,803
Deposits paid on investments	—	(655)	(505)
Contributions to equity method investees, net of distributions	—	—	(374,367)
Net cash provided by (used in) investing activities	193,115	319,856	(2,926,731)

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013
(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Financing Activities
Repurchases of debt obligations	(152,281)	—	(31,285)
Borrowings under debt obligations	1,966,666	668,003	3,271,588
Repayments of debt obligations	(1,983,438)	(831,042)	(1,400,255)
Margin deposits under repurchase agreements and derivatives	(130,398)	(36,752)	(207,905)
Return of margin deposits under repurchase agreements and derivatives	128,430	38,079	175,405
Golf membership deposits received	4,711	3,518	—
Issuance of common stock	—	198,702	1,264,769
Costs related to issuance of common stock	—	(595)	(2,471)
Contribution of cash upon spin-off	—	(269,091)	(181,582)
Common Stock dividends paid	(31,897)	(145,299)	(165,989)
Preferred Stock dividends paid	(5,580)	(5,580)	(5,580)
Payment of deferred financing costs	(754)	(4,592)	(40,633)
Proceeds (payments) from settlement of derivative instruments	(13,519)	(4,151)	217
Restricted cash returned from refinancing activities	—	—	18,312
Other financing activities	(625)	(617)	—
Net cash (used in) provided by financing activities	(218,685)	(389,417)	2,694,591
Net Decrease in Cash and Cash Equivalents	(28,211)	(32,082)	(125,954)
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	73,727	42,721	221,798
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	135	63,223	10,100
Cash and Cash Equivalents, End of Period	$45,651	$73,862	$105,944

Cash and Cash Equivalents of Continuing Operations, End of Period	$45,651	$73,727	$42,721
Cash and Cash Equivalents of Discontinued Operations, End of Period	$—	$135	$63,223

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$16,438	$73,735	$48,892
Cash paid during the period for income taxes	$268	$1,355	$899
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$7,999	$7,971	$35,145
Preferred stock dividends declared but not paid	$930	$930	$930
Assumption of mortgage notes payable, at fair value	$—	$—	$43,128
Issuance of seller financing for acquisition of senior housing properties, at fair value	$—	$—	$9,412
Addition to capital lease assets and liabilities	$7,182	$6,529	$—
Option exercise	$752	$3,369	$885

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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
Approximately 1.0 million shares of Newcastle’s common stock were held by Fortress, through its affiliates, and its principals at December 31, 2015. In addition, Fortress, through its affiliates, held options to purchase approximately 5.1 million shares of Newcastle’s common stock at December 31, 2015.
The following table presents information on shares of Newcastle’s common stock issued subsequent to its formation:

Year	Shares Issued	Range of Issue Prices (A)(B)	Net Proceeds (millions)
Formation - 2012	28,754,274
2013	29,821,308	$29.82 - $62.88	$1,262.6
2014	7,848,926	$25.92	$197.9
2015 (C)	230,090	N/A	N/A
December 31, 2015	66,654,598

(A)	Excludes prices of shares issued (i) pursuant to the exercise of options and (ii) as compensation to Newcastle’s independent directors.

(B)
On May 15, 2013, Newcastle completed the spin-off of New Residential Investment Corp ("New Residential"). The May 15, 2013 closing price of Newcastle’s common stock on the NYSE was $73.98, and the opening price of Newcastle’s common stock on May 16, 2013 was $34.74. On February 13, 2014, Newcastle completed the spin-off of New Media Investment Group Inc. ("New Media"). The February 13, 2014 closing price of Newcastle's common stock was $34.50, and the opening price of Newcastle's common stock on February 14, 2014 was $29.88. On November 6, 2014, Newcastle completed the spin-off of New Senior Investment Group Inc. ("New Senior"). The November 6, 2014 closing price of Newcastle's common stock on the NYSE was $23.53, and the opening price of Newcastle's common stock on November 7, 2014 was $4.00.

(C)	All 2015 shares were issued (i) pursuant to the exercise of options and (ii) as compensation to Newcastle's independent directors.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

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

For entities over which Newcastle exercises significant influence, but which do not meet the requirements for consolidation, Newcastle uses the equity method of accounting whereby it records its share of the underlying income of such entities. Newcastle’s investments in equity method investees were not significant at December 31, 2015, 2014 or 2013. With respect to investments in entities over which Newcastle does not meet the requirements for consolidation and does not exercise significant influence, Newcastle records these investments at cost, subject to impairment.

Noncontrolling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Newcastle. This is primarily related to noncontrolling interests in the Golf business.

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

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For Newcastle’s purposes, comprehensive income represents net income, as presented in the Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available for sale and derivatives designated as cash flow hedges and net unrecognized gain and prior period service costs and credits relating to pension and other postretirement benefits (included in discontinued operations).

The following table summarizes Newcastle’s accumulated other comprehensive income:

	December 31,
	2015	2014
Net unrealized gain on securities	$33,277	$67,682
Net unrealized gain (loss) on derivatives designated as cash flow hedges	20	(1,817)
Accumulated other comprehensive income	$33,297	$65,865

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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

Newcastle also invests in loans, including real estate related loans, commercial mortgage loans, residential mortgage loans and subprime mortgage loans. Newcastle determines at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. The loans are evaluated at acquisition for evidence of credit quality deterioration. Interest income on performing loans is accrued and recognized as interest income at the contractual rate of interest. Loans for which it is determined that it is probable that all contractually required principal and interest payments at acquisition will not be collected are categorized as loans acquired at a discount for credit quality. Loans receivable are presented in the Consolidated Balance Sheets net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Discounts or premiums are accreted into interest income on an effective yield or “interest” method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the security or loan. Depending on the nature of the investment, changes to expected cash flows may result in a prospective change to yield or a retrospective change which would include a catch up adjustment. For loans acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted (non-accretable difference) and is not recognized as income. Probable increases in expected cash flows would first reverse any previously recorded allowance for loan losses with any remaining increases recognized prospectively as a yield adjustment over the remaining expected life of the loan. Newcastle discontinues the accretion of discounts and amortization of premium on loans if they are reclassified from held-for-investment to held-for-sale. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Deferred fees and costs, if any, are recognized as a reduction to the interest income over the terms of the securities or loans using the interest method. Upon settlement of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan is recognized as a gain (or loss) in the period of settlement. Interest income includes prepayment penalties received of $0.2 million in 2013. There were no prepayment penalties received in 2015 and 2014.

Impairment of Securities and Loans — Newcastle continually evaluates securities and loans for impairment. Securities and loans are considered to be other-than-temporarily impaired, for financial reporting purposes, generally when it is probable that Newcastle will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality, whenever there has been a probable adverse change in the timing or amounts of expected cash flows, or that represent retained beneficial interests in securitizations, when Newcastle determines that it is probable that it will be unable to collect as anticipated. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities or loans. Furthermore, Newcastle must have the intent and ability to hold loans whose fair value is below carrying value until such fair value recovers, or until maturity, or else a write-down to fair value must be recorded. Similarly for securities, Newcastle must record a write-down if it has the intent to sell a given security in an unrealized loss position, or if it is more likely than not that it will be required to sell such a security. For certain securities which represent beneficial interests in securitized financial assets and non-Agency RMBS acquired with evidence of deteriorated credit quality for which it was deemed probable, at acquisition, that we would be unable to collect all contractually required payments as they come due, an other-than-

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

temporary impairment also will be deemed to have occurred whenever there is a probable adverse change in the timing or amounts of previously projected estimated cash flows. Upon determination of impairment, Newcastle establishes specific valuation allowances for loans or records a direct write-down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Newcastle also establishes allowances for estimated unidentified incurred losses on pools of loans. The allowance for each loan is maintained at a level believed adequate by management to absorb probable losses, based on periodic reviews of actual and expected losses. It is Newcastle’s policy to establish an allowance for uncollectible interest on performing securities or loans that are past due more than 90 days or sooner when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Upon such a determination, those loans are deemed to be non-performing and put on nonaccrual status. Actual losses may differ from Newcastle’s estimates. Newcastle may resume accrual of income on a security or loan if, in management’s opinion, full collection is probable. Subsequent to a determination of impairment, and a related write-down, income is accrued on an effective yield method from the new carrying value to the related expected cash flows, with cash received treated as a reduction of basis. Newcastle charges off the corresponding loan allowance when it determines the loans to be uncollectable.

Golf Revenues — Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and other activities (consisting primarily of range income, banquets, instruction, and club and other rental income) are generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Gain (Loss) on Settlement of Investments, Net and Other Income (Loss), Net — These items are comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Gain on settlement of investments, net
Gain on settlement of real estate securities	$42,356	$23,679	$9,853
Loss on settlement of real estate securities	(9,850)	—	(3,592)
Loss on settlement of TBAs	(12,907)	(4,151)	—
Gain on repayment/disposition of loans held-for-sale	1,533	32,500	10,716
Loss on repayment/disposition of loans held-for-sale	(14)	—	(354)
Gain (loss) recognized on termination of derivative instruments	(612)	—	813
	$20,506	$52,028	$17,436
Other income, net
Gain on non-hedge derivative instruments	$1,758	$17,599	$10,525
Gain on lease modifications and terminations	471	7,219	—
Realized loss recognized upon de-designation of hedges	—	(34)	(110)
Equity in earnings (losses) of equity method investees	1,311	954	(97)
Collateral management fee income, net	708	963	1,279
Loss on disposal of long-lived assets	(1,403)	(1,294)	(67)
Other income	844	437	1,759
	$3,689	$25,844	$13,289

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Reclassification From Accumulated Other Comprehensive Income Into Net Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Year Ended December 31,
Accumulated Other Comprehensive Income (“AOCI”) Components	Income Statement Location	2015	2014	2013
Net realized gain (loss) on securities
Reversal (impairment)	Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss)	$31	$—	$(44)
Gain on settlement of real estate securities	Gain on settlement of investments, net	42,356	23,679	9,853
Loss on settlement of real estate securities	Gain on settlement of investments, net	(9,850)	—	(3,592)
		$32,537	$23,679	$6,217

Net realized (loss) on derivatives designated as cash flow hedges
Realized loss recognized upon de-designation of hedges	Other income, net	$—	$(34)	$(110)
Realized loss recognized on termination of hedges	Gain on settlement of investments, net	$(612)	$—	$—
Amortization of deferred gain	Interest expense	78	61	11
Loss reclassified from AOCI into income, related to effective portion	Interest expense	(1,363)	(4,379)	(6,128)
		$(1,897)	$(4,352)	$(6,227)

Total reclassifications		$30,640	$19,327	$(10)

EXPENSE RECOGNITION

Interest Expense — Newcastle finances its investments using both fixed and floating rate debt, including securitizations, loans, repurchase agreements, and other financing vehicles. Certain of this debt has been issued at a discount. Discounts are accreted into interest expense on the effective yield or interest method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the financing.

Deferred Costs and Interest Rate Cap Premiums — Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using either the straight-line basis or the interest method. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt liability. Interest rate cap premiums, if any, are included in receivables and other assets, and are amortized as described below.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as either a cash flow hedge, a fair value hedge or a hedge of a net investment in a foreign operation.

Derivative transactions are entered into by Newcastle solely for risk management purposes, except for total rate of return swaps. Such total rate of return swaps are essentially financings of certain reference assets which are treated as derivatives for accounting purposes. The decision of whether or not a given transaction/position (or portion thereof) is hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by management, including restrictions imposed by the Internal Revenue Code of 1986, as amended (the "Code") among others. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. Generally, all derivatives entered into are intended to qualify as hedges under GAAP, unless specifically stated otherwise. To this end, terms of hedges are matched closely to the terms of hedged items.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

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

As of December 31, 2015, Newcastle no longer has derivative instruments that are designated and qualify as hedging instruments based on ASC 815, Derivatives and Hedging. Newcastle terminated two interest rate swaps in connection with the liquidation of CDO VIII in June 2015, and an interest rate swap in CDO VI matured in March 2015.

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
Newcastle typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, Newcastle may "roll" its TBA positions, whereby we may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. Newcastle accounts for its TBA transactions as non-hedge instrument, with changes in market value recorded in the statement of operations. As of December 31, 2015, Newcastle held TBA contracts consisting of three short contracts totaling $705.0 million notional amount and two long contracts totaling $602.0 million notional amount of Agency RMBS.
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

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
Acquisition Accounting — Newcastle has determined that all of its acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as Newcastle's estimates of future cash flows based on a number of factors including known and anticipated trends, as well as market and economic conditions.

In measuring the fair value of tangible and identified intangible assets acquired and liabilities assumed, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. In the case of buildings, the fair value of the tangible assets acquired is determined by valuing the property as if it were vacant. Significant estimates impacting the measurement at fair value of real property includes qualitative selection of comparable market transactions as well as the assessment of the relative quality and condition of the acquired properties.

Acquisition and transaction expense includes costs related to completed and potential acquisitions and transactions and include advisory, legal, accounting, valuation and other professional or consulting fees.
Investments in CDO Servicing Rights — In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the years ended December 31, 2015, 2014 and 2013, Newcastle recorded $0.3 million, $0.3 million, and $0.3 million, respectively, of servicing rights amortization and no servicing rights impairment. As of December 31, 2015 and 2014, Newcastle’s servicing asset had a carrying value of $0.7 million and $1.0 million, respectively, recorded in receivables and other assets.
Investments in Other Real Estate, Net — Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value to an asset and extend the useful life of an asset by more than a year are capitalized. With respect to golf course improvements (included in buildings and improvements), costs associated with original construction, significant replacements, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. All other asset-related costs that do not meet these criteria, such as minor repairs and routine maintenance, are expensed as incurred.
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. A disposal of a component of an entity or a group of components of an entity are reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on Newcastle’s operations and financial results. Discontinued operations are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

The Golf business leases certain golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the associated payments. Amortization of capital lease assets is calculated using the straight-line method over the shorter of the estimated useful lives and the expected lease terms. The cost of equipment under capital leases is included in investments in other real estate in the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the liability, with a portion being recorded as interest expense under the effective interest method.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Buildings and improvements	10-30 years
Capital leases - equipment	6-7 years
Furniture, fixtures, and equipment	3-7 years

Intangibles — Intangible assets and liabilities relating to the Golf business consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to Newcastle when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf property, and is amortized over the term of the underlying lease agreement.  The management contract intangible represents Newcastle’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued utilizing a discounted cash flow methodology under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents Newcastle’s relationship with its private golf club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the average membership life.

Amortization of leasehold intangible assets and liabilities are included within operating expense - golf and amortization of all other intangible assets is included within depreciation and amortization in the Consolidated Statements of Operations. Amortization of all intangible assets is calculated using the straight-line method based on the following estimated useful lives:

Trade name	30 years
Leasehold intangibles	1 - 26 years
Management contracts	1 - 26 years
Internally-developed software	5 years
Membership base	7 years

Other Investment — Newcastle owns 23% of equity interests in a commercial real estate project which is recorded as an equity method investment.  As of December 31, 2015 and 2014, the carrying value of this investment was $20.6 million and $26.8 million, respectively.  Newcastle evaluates its equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the investee, the length of time and the extent to which the market value of the investment has been less than cost and the intent and ability of Newcastle to retain its investment.

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Cash and Cash Equivalents and Restricted Cash — Newcastle considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash consisted of:

	December 31,
	2015	2014
CDO bond sinking funds	$51	$11,497
CDO trustee accounts	272	293
Derivative margin accounts	887	877
Collateral for Golf lease obligations	3,259	3,047
	$4,469	$15,714

Reduction of assets and liabilities relating to spin-offs and acquisitions that are non-cash are disclosed below (there were no such reductions for the year ended December 31, 2015):

	Year Ended December 31,
	2014	2013
Reduction of Assets and Liabilities relating to the spin-off of New Residential/New Media/New Senior, non-cash portion
Real estate securities, available-for-sale	$—	$1,647,289
Residential mortgage loans, held-for-investment, net	$—	$35,865
Investments in excess mortgage servicing rights at fair value	$—	$229,936
Investments in equity method investees	$—	$392,469
Investments in senior housing real estate, net	$1,574,048	$—
Property, plant and equipment, net	$266,385	$—
Goodwill and intangibles, net	$379,008	$—
Restricted cash	$6,477	$—
Receivables and other assets	$197,882	$37,844
Mortgage notes payable	$1,260,633	$—
Credit facilities - media	$177,955	$—
Repurchase agreements	$—	$1,320,360
Accrued expenses and other liabilities	$189,940	$642
Acquisitions of Assets and Liabilities relating to media and golf investments, non-cash portion
Investments in other real estate	$—	$259,573
Property, plant and equipment	$—	$272,153
Intangibles	$—	$244,885
Goodwill	$—	$126,686
Receivables and other assets	$—	$145,191
Credit facilities	$—	$334,498
Accounts payable, accrued expenses and other liabilities	$—	$287,439
Noncontrolling interests	$—	$366

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Year Ended December 31,
	2015	2014	2013
Restricted cash generated from sale of securities	$139,257	$125,850	$136,148
Restricted cash generated from sale of real estate related and other loans	$55,574	$—	$104,837
Restricted cash generated from paydowns on securities and loans	$78,853	$325,932	$331,349
Restricted cash used for repayments of CDO bonds payable	$148,966	$382,177	$513,879
Restricted cash used for settlement of derivative instruments	$—	$—	$1,563
Receivables and Other Assets
Receivables and other assets are comprised of the following, net of allowances for doubtful accounts of $1.0 million and $0.9 million, as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Accounts receivable, net	$9,889	$7,369
Derivative assets	127	—
Prepaid expenses	3,205	4,691
Interest receivable	1,142	2,324
Deposits	7,437	7,339
Inventory	5,057	4,964
Miscellaneous assets, net (A)	11,157	8,504
	$38,014	$35,191

(A)
In the first quarter of 2015, Newcastle adopted ASU 2015-03 (see Recent Accounting Pronouncements below), which requires retrospective application to all prior periods. Accordingly, Miscellaneous assets, net is reduced by $0.4 million for deferred financing costs as of December 31, 2014.

Accounts Receivable, Net – Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. Collateral is generally not required. The allowance for doubtful accounts increased by $0.09 million and $0.01 million for the years ended December 31, 2015 and 2014, respectively.

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

Inventory – Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method. Inventories in our Golf business consist primarily of food, beverages and merchandise for sale.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Repurchase Agreements

Securities sold under repurchase agreements are treated as collateralized financing transactions. Securities financed through a repurchase agreement remain on the Consolidated Balance Sheets as an asset and cash received from the purchaser is recorded on the Consolidated Balance Sheets as a liability. Interest paid in accordance with repurchase agreements is recorded as interest expense in the Consolidated Statements of Operations.
Membership Deposit Liabilities
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

Accounts Payable, Accrued Expenses and Other Liabilities
Accounts payable, accrued expenses and other liabilities are comprised of the following:

	December 31,
	2015	2014
Accounts payable and accrued expenses	$26,966	$35,854
Deferred revenue	28,931	29,322
Security deposits payable	5,975	5,293
Unfavorable leasehold interests	5,485	6,443
Derivative liabilities	684	4,328
Accrued rent	3,135	2,605
Due to affiliates	892	1,125
Miscellaneous liabilities	11,876	14,742
	$83,944	$99,712
Accounts Payable and Accrued Expenses – Accounts payable reflect expenses related to goods and services received that have not yet been paid and accrued expenses reflect invoices that have not yet been received.
Deferred Revenue – Payments received in advance of the performance of services are recorded as deferred revenue until the services are performed.
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
Accrued Rent – Golf properties pay rent on certain leased properties in arrears and scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual.
Due to Affiliates – Represents amounts due to the Manager pursuant to the Management Agreement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

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
Newcastle recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations.
Accretion of Discount and Other Amortization — As reflected in the Consolidated Statements of Cash Flows, this item is comprised of the following:

	Year Ended December 31,
	2015	2014	2013
Accretion of net discount on securities, loans and other investments	$(5,802)	$(28,638)	$(34,525)
Amortization of net discount on debt obligations and deferred financing costs	3,325	14,217	3,915
Amortization of net deferred hedge gains - debt	(78)	(61)	(11)
Amortization of leasehold intangibles	4,942	5,000	—
Accretion of membership deposit liability	5,840	5,663	—
	$8,227	$(3,819)	$(30,621)

Securitization of Subprime Mortgage Loans — Newcastle’s accounting policy for its securitization of subprime mortgage loans is disclosed in Note 6.
Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. Newcastle is currently reviewing the guidance to determine its impact on the Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs.  The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective in the first quarter of 2016 and early adoption is permitted. Newcastle elected to early adopt this new guidance effective for the first quarter of 2015 to simplify presentation of debt issuance costs and has applied the changes retrospectively to all periods presented. Accordingly, "Receivables and other assets" excludes deferred financing costs, "Repurchase Agreements" is reported net of deferred financing costs of $0.2 million as of December 31, 2015 and "Credit facilities and obligations under capital leases" is reported net of deferred financing costs of $0.4 million as of December 31, 2014 in the Consolidated Balance Sheets.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Newcastle is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with an option to use certain relief. Newcastle is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.
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

With respect to the sale of the commercial real estate properties in Beavercreek, OH, the assets of discontinued operations include no investments in other real estate as of December 31, 2015 and $6.6 million as of December 31, 2014, and no cash and cash equivalents, restricted cash and receivables and other assets as of December 31, 2015 and $0.2 million as of December 31, 2014. There were no liabilities of discontinued operations as of December 31, 2015. The liabilities of discontinued operations include accounts payable, accrued liabilities and other liabilities of $0.5 million as of December 31, 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Results of operations from discontinued operations were as follows:

	Year Ended December 31,
	2015	2014	2013
Interest income	$—	$—	$15,098
Interest expense	—	(49,705)	(12,372)
Net interest income (expense)	—	(49,705)	2,726

Operating Revenues
Media income	—	68,212	61,637
Rental income	556	194,729	74,936
Care and ancillary income	—	20,428	12,387
Total operating revenues	556	283,369	148,960
Other Income
Other income (loss)	—	1,444	(2,404)
Gain on settlement of investments	318	—	—
Change in fair value of investments in excess mortgage servicing rights	—	—	3,894
Change in fair value of investments in equity method investees	—	—	4,924
Earnings from investments in equity method investees	—	—	16,117
Total other income	318	1,444	22,531

Expenses
Property operating expenses	187	152,896	53,733
Media operating expenses	—	—	49,092
General and administrative expense (A)	30	20,096	21,742
Depreciation and amortization	11	90,627	30,969
Management fee to affiliate	—	7,789	5,034
Income tax expense (benefit)	—	(1,111)	2,100
Total expenses	228	270,297	162,670
Income (loss) from discontinued operations, net of tax	$646	$(35,189)	$11,547

(A)	Includes acquisition and spin-off related expenses of $0.0 million, $15.8 million and $13.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
DECEMBER 31, 2015, 2014 and 2013
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Summary financial data on Newcastle’s segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations	Eliminations	Total
Year Ended December 31, 2015
Interest income	$32,488	$66,233	$152	$23	$—	$(3,005)	$95,891
Interest expense	(6,587)	(38,244)	(16,520)	(3,783)	—	3,005	(62,129)
Inter-segment elimination	(3,005)	—	3,005	—	—	—	—
Net interest income (expense)	22,896	27,989	(13,363)	(3,760)	—	—	33,762
Total impairment (reversal)	12,569	6,832	—	—	—	—	19,401
Total operating revenues	—	—	295,856	—	—	—	295,856
Total other income (expense)	30,270	(4,003)	13,180	54	—	—	39,501
Loan and security servicing expense	283	8	—	—	—	—	291
Operating expenses - golf (C)	—	—	236,971	—	—	—	236,971
Operating expenses-golf, repairs and maintenance expenses	—	—	8,450	—	—	—	8,450
Cost of sales - golf	—	—	31,681	—	—	—	31,681
General and administrative expense	—	—	2,983	7,640	—	—	10,623
General and administrative expense - acquisition and transaction expenses (D)	—	60	1,364	(301)	—	—	1,123
Management fee to affiliate	—	—	—	10,692	—	—	10,692
Depreciation and amortization	—	—	28,682	(48)	—	—	28,634
Income tax expense	—	—	345	—	—	—	345
Income (loss) from continuing operations	40,314	17,086	(14,803)	(21,689)	—	—	20,908
Income from discontinued operations, net of tax	—	—	—	—	646	—	646
Net income (loss)	40,314	17,086	(14,803)	(21,689)	646	—	21,554
Preferred dividends	—	—	—	(5,580)	—	—	(5,580)
Net loss attributable to noncontrolling interests	—	—	293	—	—	—	293
Income (loss) applicable to common stockholders	$40,314	$17,086	$(14,510)	$(27,269)	$646	$—	$16,267

December 31, 2015
Investments	$46,392	$669,736	$302,379	$—	$—	$—	$1,018,507
Cash and restricted cash	128	1,082	19,981	28,929	—	—	50,120
Other assets	77	365,104	33,765	409	—	—	399,355
Assets of discontinued operations	—	—	—	—	—	—	—
Total assets	46,597	1,035,922	356,125	29,338	—	—	1,467,982
Debt, net	97,605	740,921	81,091	51,225	—	—	970,842
Other liabilities	29	107,125	166,973	12,891	—	—	287,018
Liabilities of discontinued operations	—	—	—	—	—	—	—
Total liabilities	97,634	848,046	248,064	64,116	—	—	1,257,860
Preferred stock	—	—	—	61,583	—	—	61,583
Noncontrolling interests	—	—	(257)	—	—	—	(257)
Equity (deficit) attributable to common stockholders	$(51,037)	$187,876	$108,318	$(96,361)	$—	$—	$148,796

Summary segment financial data (continued).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations	Eliminations	Total
Year Ended December 31, 2014
Interest income	$84,938	$50,093	$147	$44	$—	$(7,595)	$127,627
Interest expense	(22,142)	(41,874)	(19,783)	(3,818)	—	7,595	(80,022)
Inter-segment elimination	(7,595)	1,861	5,734	—	—	—	—
Net interest income (expense)	55,201	10,080	(13,902)	(3,774)	—	—	47,605
Total impairment (reversal)	(3,303)	884	—	—	—	—	(2,419)
Total operating revenues	—	—	291,537	—	—	—	291,537
Total other income	41,780	26,819	5,863	—	—	—	74,462
Loan and security servicing expense	238	961	—	—	—	—	1,199
Operating expenses - golf (C)	—	—	244,234	—	—	—	244,234
Operating expenses - golf, repairs and maintenance expenses	—	—	9,870	—	—	—	9,870
Cost of sales - golf	—	—	30,271	—	—	—	30,271
General and administrative expense	14	2	1,435	7,722	—	—	9,173
General and administrative expense - acquisition and transaction expenses (D)	—	2,919	1,941	619	—	—	5,479
Management fee to affiliate	—	—	—	21,039	—	—	21,039
Depreciation and amortization	—	—	26,880	87	—	—	26,967
Income tax expense	—	—	208	—	—	—	208
Income (loss) from continuing operations	100,032	32,133	(31,341)	(33,241)	—	—	67,583
Loss from discontinued operations, net of tax	—	—	—	—	(35,189)	—	(35,189)
Net income (loss)	100,032	32,133	(31,341)	(33,241)	(35,189)	—	32,394
Preferred dividends	—	—	—	(5,580)	—	—	(5,580)
Net loss attributable to noncontrolling interests	—	—	329	—	523	—	852
Income (loss) applicable to common stockholders	$100,032	$32,133	$(31,012)	$(38,821)	$(34,666)	$—	$27,666

December 31, 2014
Investments, net (E)	$473,209	$833,293	$323,969	$—	$—	$—	$1,630,471
Cash and restricted cash	11,790	877	21,637	55,137	—	—	89,441
Other assets (F)	1,927	2,190	30,983	91	—	—	35,191
Assets of discontinued operations	—	—	—	—	6,803	—	6,803
Total assets	486,926	836,360	376,589	55,228	6,803	—	1,761,906
Debt, net (E)	310,636	791,499	161,474	51,231	—	—	1,314,840
Other liabilities	2,391	4,528	164,897	16,475	—	—	188,291
Liabilities of discontinued operations	—	—	—	—	447	—	447
Total liabilities	313,027	796,027	326,371	67,706	447	—	1,503,578
Preferred stock	—	—	—	61,583	—	—	61,583
Noncontrolling interest	—	—	36	—	—	—	36
Equity (deficit) attributable to common stockholders	$173,899	$40,333	$50,182	$(74,061)	$6,356	$—	$196,709

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Discontinued Operations	Eliminations	Total
Year Ended December 31, 2013
Interest income	$119,292	$98,968	$—	$198	$—	$(4,746)	$213,712
Interest expense	(24,996)	(54,534)	—	(3,817)	—	4,746	(78,601)
Inter-segment elimination	(4,746)	4,746	—	—	—	—	—
Net interest income (expense)	89,550	49,180	—	(3,619)	—	—	135,111
Total impairment (reversal)	(9,338)	(10,431)	—	—	—	—	(19,769)
Total other income	23,946	11,344	—	—	—	—	35,290
Loan and security servicing expense	741	3,113	—	3	—	—	3,857
General and administrative expense	—	18	—	17,440	—	—	17,458
Management fee to affiliate	—	—	—	28,057	—	—	28,057
Depreciation and amortization	—	—	—	4	—	—	4
Income (loss) from continuing operations	122,093	67,824	—	(49,123)		—	140,794
Income from discontinued operations, net of tax	—	—	—	—	11,547	—	11,547
Net income (loss)	122,093	67,824	—	(49,123)	11,547	—	152,341
Preferred dividends	—	—	—	(5,580)	—	—	(5,580)
Net income attributable to noncontrolling interests	—	—	—	—	(928)	—	(928)
Income (loss) applicable to common stockholders	$122,093	$67,824	$—	$(54,703)	$10,619	$—	$145,833

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

(B)	The following table summarizes the investments and debt in the Other Debt segment:

	December 31, 2015				December 31, 2014
	Investments		Debt		Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Subprime mortgage loans subject to call options	380,806	380,806	380,806	380,806	406,217	406,217	406,217	406,217
Other
Unlevered real estate securities (G)	37,404	12,642	—	—	167,457	12,265	—	—
Levered real estate securities (H)	102,660	105,963	348,625	348,625	390,771	407,689	385,282	385,282
Real estate related and other loans	238,449	149,198	11,660	11,490	—	—	—	—
Other investments	N/A	20,595	—	—	N/A	6,479	—	—
Residential mortgage loans	922	532	—	—	934	643	—	—
	$760,241	$669,736	$741,091	$740,921	$965,379	$833,293	$791,499	$791,499

(C)
Operating expenses - golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $4.6 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively.

(D)	Includes all transaction related and spin-off related expenses.

(E)	Net of $35.1 million of inter-segment eliminations as of 2014.

(F)
In the first quarter of 2015, Newcastle adopted ASU 2015-03 (see Note 2) which requires retrospective application to all prior periods. Accordingly, Other assets is reduced by $0.4 million for deferred financing costs as of December 31, 2014.

(G)	Excludes eight securities with zero value, which had an aggregate face amount of $116.0 million.

(H)
These investments represent purchases that were traded on December 31, 2015 but settled on January 13, 2016. The debts represent repurchase agreements collateralized by sold investments that were traded on December 31, 2015 and settled on January 13, 2016. See Note 5 for additional detail.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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
The following table presents certain assets of consolidated VIEs, which are included in the Consolidated Balance Sheets. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs, and are in excess of those obligations. Additionally, the assets in the table below exclude intercompany balances that eliminate in consolidation.

	December 31,
	2015	2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$46,392	$219,490
Real estate related and other loans, held-for-sale, net	—	230,200
Residential mortgage loans, held-for-sale, net	—	3,211
Subprime mortgage loans subject to call option	380,806	406,217
Other investments	—	20,308
Restricted cash	128	11,790
Receivables and other assets	77	1,927
Assets of discontinued operations	—	6,803
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$427,403	$899,946
The following table presents certain liabilities of consolidated VIEs, which are included in the Consolidated Balance Sheets. The liabilities in the table below include third-party liabilities of consolidated VIEs due to third parties only, and exclude intercompany balances that eliminate in consolidation. The liabilities also exclude amounts where creditors or beneficial interest holders have recourse to the general credit of Newcastle.

	December 31,
	2015	2014
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$92,933	$227,673
Other bonds and notes payable	4,672	27,069
Financing of subprime mortgage loans subject to call option	380,806	406,217
Accounts payable, accrued expenses and other liabilities	29	2,391
Liabilities of discontinued operations	—	447
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$478,440	$663,797

Newcastle’s subprime securitizations and CDO V are also considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance, and no longer receives a significant portion of their returns. Newcastle deconsolidated CDO V as of June 17, 2011 as a result of an event of default which allowed Newcastle to be removed as collateral manager and prevents purchasing and selling of certain collateral within CDO V.
In addition, Newcastle’s investments in RMBS, CMBS, CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle monitors these investments and analyzes the potential need

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

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
As of December 31, 2015, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities, such as if Newcastle owned a majority of the currently controlling class. In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.
Newcastle had variable interests in the following unconsolidated VIEs at December 31, 2015, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$80,062	$107,113	$9,731

(A)	Face amount.

(B)	Newcastle CDO V includes $44.1 million face amount of debt owned by Newcastle with a carrying value of $9.7 million at December 31, 2015.

(C)	This amount represents Newcastle’s maximum exposure to loss from this entity.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

5. REAL ESTATE SECURITIES
The following is a summary of Newcastle’s real estate securities at December 31, 2015 and 2014, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary- Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
December 31, 2015
CMBS	$67,669	$78,416	$(55,372)	$23,044	$16,673	$(33)	$39,684	16	B	4.97%	14.78%	2.1	26.1%
Non-Agency RMBS	16,477	23,403	(20,667)	2,736	6,958	(75)	9,619	9	CC	1.89%	11.95%	11.0	9.7%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	—%	0	—%
CDO (E)	14,632	—	—	—	9,731	—	9,731	2	C	1.80%	—%	7.2	25.1%
Debt Security Total/Average (F)	$107,242	$109,466	$(83,686)	$25,780	$33,362	$(108)	$59,034	28	CCC+	4.20%	14.48%	4.0
Equity Securities		—	—	—	—	—	—	2
Total Securities, Available-for-Sale		$109,466	$(83,686)	$25,780	$33,362	$(108)	$59,034	30

Agency RMBS (FNMA/FHLMC)	102,660	105,940	—	105,940	23	—	105,963	3	AAA	3.50%	2.99%	7.8	N/A
Total Securities, Pledged as Collateral	$102,660	$105,940	$—	$105,940	$23	$—	$105,963	3

December 31, 2014
CMBS	$214,026	$218,900	$(75,574)	$143,326	$35,441	$(4)	$178,763	32	B	5.86%	11.00%	2.6	10.4%
Non-Agency RMBS	67,475	79,808	(54,589)	25,219	19,816	—	45,035	28	CCC	1.21%	9.66%	7.7	21.8%
ABS-Franchise	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	—%	0	—%
CDO (E)	14,413	—	—	—	7,956	—	7,956	2	CCC-	1.46%	—%	11.5	13.7%
Debt Security Total/Average (F)	$304,378	$306,355	$(137,810)	$168,545	$63,213	$(4)	$231,754	63	B-	4.64%	10.80%	4.1
Equity Securities		—	—	—	—	—	—	1
Total Securities, Available-for-Sale		$306,355	$(137,810)	$168,545	$63,213	$(4)	$231,754	64

Agency RMBS (FNMA/FHLMC)	390,771	403,216	—	403,216	4,473	—	407,689	9	AAA	3.50%	2.94%	5.6	N/A
Total Securities, Pledged as Collateral	$390,771	$403,216	$—	$403,216	$4,473	$—	$407,689	9

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(E)
Represents non-consolidated CDO securities, excluding eight securities with zero value which had an aggregate face amount of $116.0 million and $113.3 million as of December 31, 2015 and 2014, respectively.

(F)
As of December 31, 2015 and 2014, the total outstanding face amount of fixed rate securities was $168.5 million and $600.9 million, respectively, and of floating rate securities were $41.4 million and $94.2 million, respectively.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2015, 2014 and 2013, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $2.4 million, $0.0 million and $5.2 million, respectively, (gross of less than $0.1 million, $0.0 million and $0.0 million of other-than-temporary impairment recognized (reversed) in other comprehensive income in 2015, 2014 and 2013, respectively). During the year ended December 31, 2013, $3.8 million of the OTTI recorded was on certain real estate securities included in the spin-off of New

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Residential as Newcastle determined it did not have the intent to hold the securities past May 15, 2013. Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses as of each balance sheet date on Newcastle’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes Newcastle’s securities in an unrealized loss position as of December 31, 2015.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)
Less Than Twelve Months	$3,699	$4,389	$(3,010)	$1,379	$—	$(108)	$1,271	2	CC	3.46%	11.20%	7.4
Twelve or More Months	—	—	—	—	—	—	—	—	—	—	—	0
Total	$3,699	$4,389	$(3,010)	$1,379	$—	$(108)	$1,271	2	CC	3.46%	11.20%	7.4
Newcastle performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value) and determined the following:

December 31, 2015
		Amortized Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	1,271	1,379	(3,010)	(108)
Non-credit impaired securities	—	—	—	—
Total debt securities in an unrealized loss position	$1,271	$1,379	$(3,010)	$(108)

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

The following table summarizes the activity related to credit losses on debt securities:

	2015	2014
Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(4,174)	$(2,873)

Additions for credit losses on securities for which an OTTI was not previously recognized	(1,567)	—

Increases to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	—	(4,174)

Additions for credit losses on securities for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	(1,443)	—

Reduction for credit losses on securities for which no OTTI was recognized in other comprehensive income at the current measurement date	4,174	—

Reduction for securities sold during the period	—	2,873

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—	—

Ending balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(3,010)	$(4,174)
The table below summarizes the geographic distribution of the collateral securing the CMBS and ABS at December 31, 2015:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Northeastern U.S.	$12,303	18.2%	$7,922	31.8%
Southeastern U.S.	16,954	25.0%	3,798	15.2%
Midwestern U.S.	21,105	31.2%	7,630	30.6%
Western U.S.	9,857	14.6%	4,184	16.8%
Southwestern U.S.	7,450	11.0%	1,407	5.6%
	$67,669	100.0%	$24,941	100.0%
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

In March 2015, Newcastle sold $380.4 million face amount of agency RMBS fixed-rate securities at an average price of 104.72% of par for total proceeds of $398.4 million, and repaid $385.6 million of repurchase agreements associated with these securities and recognized a gain of approximately $5.9 million.

Additionally, in March 2015, Newcastle purchased $389.1 million face amount of agency RMBS fixed-rate securities at an average price of 104.77% of par for total proceeds of $407.6 million. This transaction was financed with repurchase financing of $386.1 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

In May 2015, Newcastle sold $98.6 million face amount of CMBS securities at an average price of 104.03% of par for total proceeds of $102.6 million, and recognized a gain of $14.0 million. Newcastle also sold $42.8 million face amount of non-Agency RMBS securities at an average price of 85.54% of par for total proceeds of $36.7 million, and recognized a gain of $14.1 million. The proceeds from these CMBS and non-Agency RMBS sales were used to repay the associated outstanding notes in CDO VI, CDO VIII and CDO IX.

Additionally in May 2015, Newcastle received a $25.0 million par paydown of CMBS securities held in CDO IX. These funds were used to repay the associated outstanding notes in CDO IX.

In May 2015, Newcastle also sold $3.9 million face amount of unencumbered non-Agency RMBS at an average price of 24.11% of par for total proceeds of $0.9 million and recognized a gain of $0.8 million.

In July 2015, Newcastle sold $380.4 million face amount of agency RMBS at an average price of 103.13% of par for total proceeds of approximately $392.3 million and recognized a loss of $5.9 million. Newcastle repaid $375.7 million of outstanding repurchase agreement liabilities in connection with this sale.

In July 2015, Newcastle purchased $201.9 million face amount of agency RMBS at an average price of 102.87% of par for total proceeds of approximately $207.7 million. This transaction was financed with $196.7 million of repurchase agreements.

In July 2015, Newcastle settled on a trade to purchase $403.9 million face amount of agency RMBS at an average price of 102.88% of par for total proceeds of approximately $415.6 million. This transaction was financed with $393.8 million of repurchase agreements.

In September 2015, Newcastle sold $250.4 million face amount of agency RMBS at an average price of 103.83% of par for total proceeds of approximately $260.0 million, and recognized a gain of $2.5 million. Newcastle repaid $250.1 million of outstanding repurchase agreement liabilities in connection with this sale.

In October 2015, Newcastle sold $348.9 million face amount of agency RMBS at an average price of 104.32% of par for total proceeds of approximately $364.0 million, and recognized a gain of $5.1 million. Newcastle repaid $345.9 million of outstanding repurchase agreement liabilities in connection with this sale.

In October 2015, Newcastle purchased $354.8 million face amount of agency RMBS at an average price of 104.42% of par for total proceeds of approximately $370.5 million. This transaction was financed with $352.6 million of repurchase agreements.

In December 2015, Newcastle entered into a trade to sell $350.3 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $361.3 million, and recognized a loss of $3.9 million. Newcastle repaid $348.6 million of outstanding repurchase agreement liabilities in connection with this sale. This trade settled in January 2016.

In December 2015, Newcastle entered into a trade to purchase $102.7 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $105.9 million. This transaction was financed with $102.2 million of repurchase agreements. This trade settled in January 2016.

Securities Pledged as Collateral
These government agency securities were sold under agreements to repurchase which are treated as collateralized financing transactions. Although being pledged as collateral, securities financed through a repurchase agreement remains on Newcastle's Consolidated Balance Sheets as an asset and cash received from the purchaser is recorded on Newcastle's Consolidated Balance Sheets as a liability.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

6. REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS
The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31, 2015									December 31, 2014
Loan Type	Outstanding Face Amount	Carrying Value (A)	Valuation Allowance (Reversal)	Loan Count	Wtd. Avg Yield	Wtd Avg Coupon	Wtd Avg Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)	Carrying Value	Wtd. Avg. Yield
Mezzanine Loans	$37,200	$19,433	$4,386	3	8.00%	8.27%	0.3	100.0%	$17,767	$103,582	7.79%
Corporate Bank Loans	201,249	129,765	5,218	4	22.42%	18.47%	1.0	0.0%	45,687	107,715	22.08%
B-Notes	—	—	—	—	—%	—%	0	—%	—	18,748	12.00%
Whole Loans	—	—	—	—	—%	—%	0	—%	—	155	4.00%
Total Real Estate Related and other Loans Held-for-Sale, Net (D)	$238,449	$149,198	$9,604	7	20.54%	16.88%	0.9	15.6%	$63,454	$230,200	14.82%

Residential Mortgage Loans Held-for-Sale, Net (E)(F)	$922	$532	$96	4	62.02%	2.84%	1.6	100.0%	$766	$3,854	23.48%

Subprime Mortgage Loans Subject to Call Option	$380,806	$380,806								$406,217

(A)
The aggregate United States federal income tax basis for such assets at December 31, 2015 was approximately $175.9 million (unaudited), excluding the securitized subprime mortgage loans, which are fully consolidated for tax purposes. Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers in bankruptcy) or considered real estate owned (“REO”). As of December 31, 2015 and December 31, 2014, $63.5 million and $76.5 million face amount of real estate related and other loans, respectively, was on non-accrual status.

(D)	Loans which are more than 3% of the total current carrying value (or $4.5 million) at December 31, 2015 are as follows:

	December 31, 2015
Loan Type	Outstanding Face Amount	Carrying Value	Prior Liens	Loan Count	Yield (1)	Coupon (1)	Weighted Average Life (Years)
Individual Corporate Bank Loan (2)	$141,865	$125,793	$621,088	1	22.50%	22.50%	1.0
Individual Mezzanine Loan (3)	19,433	19,433	114,111	1	8.00%	8.00%	0.5
Others (4)	77,151	3,972	22,500	5	20.00%	8.78%	0.6
	$238,449	$149,198		7	20.54%	16.88%	0.9

(1)	For Others, represents weighted average yield and weighted average coupon.

(2)	Interest accrued to principal balance over life to maturity. Prior Liens reflect indebtedness and other claims on the assets of the related companies which support the Individual Corporate Bank Loan.

(3)
Interest only payments over life to maturity and balloon principal payment upon maturity. Prior Liens reflect loans in this capital structure which are ranked pari passu to the Individual Mezzanine Loan.

(4)
Various terms of payment. This represents $59.4 million and $17.8 million of bank loans and mezzanine loans, respectively. Each of the five loans had a carrying value of less than $4.5 million at December 31, 2015. Prior Liens reflect face amounts of third party liens that are senior to Newcastle’s position for Others.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

(E)	The following is an aging analysis of past due residential loans held-for-sale as of December 31, 2015:

	30-59 Days Past Due	60-90 Days Past Due	Over 90 Days Past Due	REO	Total Past Due	Current	Total Outstanding Face Amount
Residential Loans	$—	$—	$—	$766	$766	$156	$922

Newcastle’s management monitors the credit qualities of the residential loans primarily by using the aging analysis, current trends in delinquencies and the actual loss incurrence rate.

(F)	Loans acquired at a discount for credit quality.
Newcastle's investments in real estate related and other loans were classified as held-for-sale as of December 31, 2015 and December 31, 2014. Loans held-for-sale are marked to the lower of carrying value or fair value.

In June 2015, Newcastle sold $12.0 million face amount of commercial real estate related loans from CDO VIII at a price of 100.01% of par for total proceeds of $12.0 million, and recognized a gain of $0.9 million.  Newcastle also sold $45.7 million face amount of commercial real estate related loans from CDO IX at an average price of 95.35% for total proceeds of $43.5 million, and recognized a gain of $0.6 million.  These proceeds were used to repay the outstanding notes in CDO VIII and CDO IX, respectively.

In August 2015, Newcastle closed on the sale of two residential mortgage loans with face amount of $3.3 million, for total proceeds of $2.9 million net of transaction expenses.

The following is a summary of real estate related and other loans by maturity at December 31, 2015:

Year of Maturity (1)	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (2)	$63,454	$—	4
2016	19,433	19,433	1
2017	—	—	—
2018	—	—	—
2019	155,562	129,765	2
2020	—	—	—
Thereafter	—	—	—
Total	$238,449	$149,198	7

(1)Based on the final extended maturity date of each loan investment as of December 31, 2015.
(2)Includes loans that are non-performing, in foreclosure, or under bankruptcy.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Activities relating to the carrying value of real estate related and other loans and residential mortgage loans are as follows:

	Held for Sale		Held for Investment
	Real Estate Related Loans	Residential Mortgage Loans	Residential Mortgage Loans	NPL Reverse Mortgage Loans
Balance at December 31, 2012	$843,132	$2,471	$292,461	$—
Purchases / additional fundings	315,296	—	—	35,138
Interest accrued to principal balance	26,588	—	—	—
Principal paydowns	(257,335)	(373)	(45,665)	—
Sales	(101,338)	—	—	—
New Residential spin-off	—	—	—	(35,865)
Conversion to equity-GateHouse	(393,531)	—	—	—
Elimination after restructure-Golf	(29,412)	—	—	—
Valuation (allowance) reversal on loans	19,479	105	5,451	—
Gain on repayment of loans held for sale	7,216	—	—	—
Accretion of loan discount and other amortization	6,689	—	3,684	727
Other	746	(18)	(481)	—
Balance at December 31, 2013	$437,530	$2,185	$255,450	$—
Purchases / additional fundings	—	—	—	—
Interest accrued to principal balance	20,830	—	—	—
Principal paydowns	(240,937)	(9,574)	(9,436)	—
Sales	—	(233,349)	—	—
Transfer to held-for-sale	—	246,121	(246,121)	—
Valuation (allowance) reversal on loans	3,303	(51)	(833)	—
Accretion of loan discount and other amortization	8,867	—	115	—
Other	607	(1,478)	825	—
Balance at December 31, 2014	$230,200	$3,854	$—	$—
Purchases / additional fundings	—	—	—	—
Interest accrued to principal balance	27,717	—	—	—
Principal paydowns	(46,696)	(134)	—	—
Sales	(55,574)	(2,925)	—	—
Valuation (allowance) reversal on loans	(9,284)	(257)	—	—
Accretion of loan discount and other amortization	3,203	—	—	—
Other	(368)	(6)	—	—
Balance at December 31, 2015	$149,198	$532	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

The following is a rollforward of the related loss allowance:

	Held for Sale		Held for Investment
	Real Estate Related and Other Loans	Residential Mortgage Loans	Residential Mortgage Loans (A)
Balance at December 31, 2012	$(182,062)	$(1,072)	$(22,478)
Charge-offs (B)	68,546	143	4,780
Valuation (allowance) reversal on loans	19,479	105	5,451
Balance at December 31, 2013	(94,037)	(824)	(12,247)
Charge-offs (B)	14,808	84	711
Transfer to held-for-sale	—	(12,369)	12,369
Sales	—	13,006	—
Valuation (allowance) reversal on loans	3,303	(51)	(833)
Balance at December 31, 2014	$(75,926)	$(154)	$—
Charge-offs (B)	14,345	160	—
Sales	—	—	—
Valuation (allowance) reversal on loans	(9,284)	(257)	—
Balance at December 31, 2015	$(70,865)	$(251)	$—

(A)	The allowance for credit losses was determined based on the guidance for loans acquired with deteriorated credit quality.

(B)
The charge-offs for real estate related loans represent four, three and three loans which were written off, sold, restructured, or paid off at a discounted price during 2015, 2014 and 2013, respectively.

The average carrying amount of Newcastle’s real estate related and other loans was approximately $172.8 million, $270.1 million and $761.7 million during 2015, 2014 and 2013, respectively, on which Newcastle earned approximately $36.8 million, $49.3 million and $81.5 million of gross interest revenues, respectively.
The average carrying amount of Newcastle’s residential mortgage loans was approximately $2.4 million, $90.5 million and $282.7 million during 2015, 2014 and 2013, respectively, on which Newcastle earned approximately $0.1 million, $8.3 million and $27.3 million of gross interest revenues, respectively.
The table below summarizes the geographic distribution of real estate related and other loans and residential loans at December 31, 2015:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Northeastern U.S.	$7,967	9.6%	$523	56.7%
Southeastern U.S.	7,754	9.3%	260	28.2%
Midwestern U.S.	—	—%	139	15.1%
Southwestern U.S.	3,712	4.5%	—	—
Foreign	63,454	76.6%	—	—
	$82,887	100.0%	$922	100.0%
Other	155,562	(A)
	$238,449

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
DECEMBER 31, 2015, 2014 and 2013
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

The following table presents information on the retained interests in the securitizations of Subprime Portfolios I and II at December 31, 2015:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$274,956	$389,827	$664,783
Loans subject to call option (carrying value)	$273,765	$107,041	$380,806
Retained interests (fair value) (B)	$2,911	$—	$2,911

(A)	Average loan seasoning of 125 months and 107 months for Subprime Portfolios I and II, respectively, at December 31, 2015.

(B)
The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. Newcastle’s residual interests were written off in 2010. The weighted average yield of the retained note was 21.80% as of December 31, 2015.

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of December 31, 2015 (unaudited, except stated otherwise):

	Subprime Portfolio
	I	II
Loan unpaid principal balance (UPB) (A)	$274,956	$389,827
Weighted average coupon rate of loans	5.52%	4.36%
Delinquencies of 60 or more days (UPB) (A)(B)	$54,197	$108,817
Net credit losses for year ended
December 31, 2015	$13,295	$27,942
December 31, 2014	$25,225	$34,102
Cumulative net credit losses	$285,324	$363,618
Cumulative net credit losses as a % of original UPB	19.0%	33.4%
Percentage of ARM loans (C)	51.4%	63.9%
Percentage of loans with loan-to-value ratio >90%	10.6%	16.1%
Percentage of interest-only loans	1.9%	3.4%
Face amount of debt (A) (D)	$269,765	$389,827
Weighted average funding cost of debt (E)	0.79%	0.69%

(A)	Audited.

(B)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or real estate owned.

(C)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(D)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I and overcollateralization of $1.2 million on Subprime Portfolio I at December 31, 2015.

(E)	Includes the effect of applicable hedges.

Newcastle received negligible cash flows from the retained interests of Subprime Portfolios I and II during the years ended December 31, 2015, 2014 and 2013.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

7. INVESTMENTS IN OTHER REAL ESTATE, NET OF ACCUMULATED DEPRECIATION
The following table summarizes the balances of other real estate assets at December 31, 2015.

			Initial Cost					Gross Carrying Amount (A) (C)
			Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Construction In-Progress	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Construction In-Progress		Accumulated Depreciation (A)(B)	Net Book Value
Property Name	City	State										Total
Owned Properties
Bear Creek	Woodinville	WA	$3,573	$2,178	$179	$28	$214	$3,573	$2,271	$327	$1	$6,172	$(582)	$5,590
Bradshaw Farm	Woodstock	GA	773	1,962	92	—	405	773	1,972	487	—	3,232	(544)	2,688
Brookstone	Acworth	GA	579	2,448	200	—	808	579	2,927	529	—	4,035	(692)	3,343
Canyon Oaks	Chico	CA	1,545	4,127	205	13	144	1,545	4,156	323	10	6,034	(946)	5,088
Casta Del Sol	Mission Viejo	CA	5,794	—	—	—	495	5,794	28	152	315	6,289	(26)	6,263
El Camino	Oceanside	CA	4,635	2,960	158	80	380	4,635	3,237	312	29	8,213	(684)	7,529
Forrest Crossing	Franklin	TN	3,187	807	76	55	215	3,187	848	264	41	4,340	(263)	4,077
Gettysvue	Knoxville	TN	2,994	1,428	235	181	284	2,994	1,647	396	85	5,122	(561)	4,561
Lomas Santa Fe (Executive)	Solana Beach	CA	3,766	—	—	—	120	3,766	63	21	36	3,886	(18)	3,868
Marbella	SJ Capistrano	CA	5,794	9,114	410	—	1,944	5,794	9,215	857	1,396	17,262	(1,948)	15,314
Monterey	Palm Desert	CA	5,698	3,004	202	19	892	5,698	3,471	646	—	9,815	(903)	8,912
Oakhurst	Clayton	CA	1,449	2,575	428	1,645	(1,251)	1,449	2,649	653	95	4,846	(946)	3,900
Oregon Golf Club	West Linn	OR	4,828	8,011	416	51	604	4,828	8,039	856	187	13,910	(1,742)	12,168
Palm Valley	Palm Desert	CA	7,531	8,864	379	56	232	7,531	8,744	665	122	17,062	(1,845)	15,217
Plantation	Boise	ID	2,607	2,236	262	13	248	2,607	2,314	445	—	5,366	(663)	4,703
Rancho San Joaquin	Irvine	CA	12,650	3,775	279	1,366	(12)	12,650	4,668	730	10	18,058	(995)	17,063
Seascape	Aptos	CA	2,897	4,944	108	67	289	2,897	4,967	360	81	8,305	(904)	7,401
Summitpointe	Milpitas	CA	2,511	3,271	128	8	746	2,511	3,542	584	27	6,664	(717)	5,947
Sunset Hills	Thousand Oaks	CA	2,125	5,447	383	—	799	2,125	5,525	1,022	82	8,754	(1,329)	7,425
Tanoan	Albuquerque	NM	1,642	7,600	431	364	419	1,642	8,020	786	8	10,456	(1,996)	8,460
Trophy Club of Apalachee	Dacula	GA	483	640	55	—	397	483	879	166	47	1,575	(221)	1,354

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

			Initial Cost					Gross Carrying Amount (A) (C)
			Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Construction In-Progress	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Construction In-Progress		Accumulated Depreciation (A)(B)	Net Book Value
Property Name	City	State										Total
Trophy Club of Atlanta	Alpharetta	GA	483	3,898	60	—	377	483	3,935	198	202	4,818	(638)	4,180
Vista Valencia	Valencia	CA	1,352	5,199	91	—	344	1,352	5,399	225	10	6,986	(948)	6,038
Wood Ranch	Simi Valley	CA	2,125	1,951	239	416	678	2,125	2,284	927	73	5,409	(789)	4,620
Other	N/A	N/A	9,303	—	—	—	689	9,303	236	362	91	9,992	(99)	9,893
Total Owned Properties			$90,324	$86,439	$5,016	$4,362	$10,460	$90,324	$91,036	$12,293	$2,948	$196,601	$(20,999)	$175,602

Managed Properties
Candler Park	Atlanta	GA	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
El Cariso	Sylmar	CA	—	—	—	—	32	—	—	32	—	32	(2)	30
Fullerton	Fullerton	CA	—	—	—	—	478	—	—	373	105	478	(37)	441
John A White	Atlanta	GA	—	—	—	—	—	—	—	—	—	—	—	—
Lomas Santa Fe	Solana Beach	CA	—	—	8	—	290	—	—	298	—	298	(36)	262
Paradise Knolls	Riverside	CA	—	—	46	—	—	—	—	46	—	46	(46)	—
Santa Clara	Santa Clara	CA	—	—	—	—	—	—	—	—	—	—	—	—
Westchester	Los Angeles	CA	—	—	—	—	19	—	—	19	—	19	—	19
Woodlands	Wayne	MI	—	—	—	—	8	—	—	8	—	8	—	8
Yorba Linda	Yorba Linda	CA	—	—	5	—	95	—	—	100	—	100	(16)	84
Total Managed Properties			$—	$—	$59	$—	$922	$—	$—	$876	$105	$981	$(137)	$844

Total Leased Properties			—	48,412	8,798	1,273	15,694	—	51,522	21,207	1,448	74,177	(23,660)	50,517

Corporate	N/A	N/A	—	—	3,219	—	1,141	—	—	4,360	—	4,360	(3,416)	944

Total Properties			$90,324	$134,851	$17,092	$5,635	$28,217	$90,324	$142,558	$38,736	$4,501	$276,119	$(48,212)	$227,907

(A)	The following is a rollforward of the gross carrying amount and accumulated depreciation of other real estate for the years ended December 31, 2015 and 2014.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

	Year ended December 31, 2015	Year ended December 31, 2014
Gross Carrying Amount
Balance at beginning of year	$263,103	$250,208
Additions:
Acquisitions of other real estate	—	—
Improvements	14,970	15,109
Disposals:
Disposal of long-lived assets	(1,954)	(2,214)
Balance at end of year	$276,119	$263,103

Accumulated Depreciation
Balance at beginning of year	$(23,820)	$—
Additions:
Depreciation expense	(24,943)	(24,740)
Disposals:
Disposal of long-lived assets	551	920
Balance at end of year	$(48,212)	$(23,820)

(B)	Depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2.

(C)	The aggregate United States federal income tax basis for Newcastle’s other operating real estate, including furniture, fixtures and equipment at December 31, 2015 was approximately $344.8 million.

The real estate assets in the Golf business are encumbered by various debt obligations, as described in Note 11, at December 31, 2015.

In March 2015, the Golf business entered into a lease for a 27-hole municipal golf property owned by Los Angeles County, California. The lease is for a term of 21 years and encompasses the golf course, a driving range, food and beverage facilities and a pro shop. In August 2015, the lease on a golf property in Hawaii expired, and the Golf business did not renew the lease for such property. In October 2015, the owner of a managed golf property in Oregon sold it to a third party who terminated the management agreement on such property.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle's intangibles related to its Golf business:

	December 31, 2015			December 31, 2014
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Trade name	$700	$(47)	$653	$700	$(23)	$677
Leasehold intangibles (A)	49,962	(9,817)	40,145	50,275	(5,206)	45,069
Management contracts	36,500	(7,911)	28,589	37,650	(4,666)	32,984
Internally-developed software	800	(320)	480	800	(160)	640
Membership base	5,236	(1,496)	3,740	5,214	(748)	4,466
Nonamortizable liquor licenses	865	—	865	850	—	850
Total intangibles	$94,063	$(19,591)	$74,472	$95,489	$(10,803)	$84,686

(A)	The amortization expense for leasehold intangibles is reported in operating expense - golf in the Consolidated Statements of Operations.
The unamortized balance of intangible assets at December 31, 2015 are expected to be amortized as follows:

2016	$8,815
2017	8,246
2018	8,074
2019	7,442
2020	6,763
Thereafter	34,267
$73,607

9. DERIVATIVES

Newcastle's derivative instruments are comprised of interest rate swaps and TBAs. The table below presents the fair value of the derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2015 and 2014:

		Fair Value
		December 31,
	Balance sheet location	2015	2014
Derivative Assets
TBAs, not designated as hedges	Receivables and other assets	$127	$—
		$127	$—
Derivative Liabilities
Interest rate swaps, designated as hedges	Accounts payable, accrued expenses and other liabilities	$—	$1,963
Interest rate swaps, not designated as hedges	Accounts payable, accrued expenses and other liabilities	—	334
TBAs, not designated as hedges	Accounts payable, accrued expenses and other liabilities	684	2,031
		$684	$4,328

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

The following table summarizes gains (losses) recorded in relation to derivatives:

	Income Statement Location	Year Ended December 31,
Cash flow hedges		2015	2014	2013
Loss immediately recognized at de-designation	Other income	$—	$(34)	$(110)
Loss recognized on termination of derivative instruments	Gain on settlement of investments, net	(612)	—	—
Deferred hedge gain reclassified from AOCI into earnings	Interest expense	78	61	11
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	(1,363)	(4,379)	(6,128)
Amount of unrealized loss recognized in OCI on derivatives (effective portion)	N/A	(60)	(177)	(195)

Non-hedge derivatives
Gain recognized related to interest rate swaps	Other income	$284	$7,131	$9,764
Gain recognized related to linked transactions	Other income	—	12,498	1,168
Loss recognized related to linked transactions	Interest expense	—	(211)	(236)
Gain (loss) recognized related to TBAs	Other income	1,474	(2,030)	—
Loss on settlement of TBAs	Gain on settlement of investments, net	(12,907)	(4,151)	—
Gain recognized on termination of derivative instruments	Gain on settlement of investments, net	—	—	813

The following table presents additional information about cash flow hedge transactions:

	December 31,
	2015	2014
Cash flow hedges
Expected reclassification of deferred hedges from accumulated other comprehensive income (“AOCI”) into earnings over the next 12 months	$20	$78
Expected reclassification of current hedges from AOCI into earnings over the next 12 months	—	(1,730)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of Newcastle’s financial instruments at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$59,034	$59,034	Broker/counterparty quotations, pricing services, pricing models	$231,754	$231,754
Real estate securities, pledged as collateral	105,963	105,963	Broker/counterparty quotations, pricing services	407,689	407,689
Real estate related and other loans, held-for-sale, net	149,198	165,270	Broker/counterparty quotations, pricing services, pricing models	230,200	246,678
Residential mortgage loans, held-for-sale, net	532	569	Broker/counterparty quotations, pricing models	3,854	4,076
Subprime mortgage loans subject to call option (B)	380,806	380,806	(B)	406,217	406,217
Restricted cash	4,469	4,469		15,714	15,714
Cash and cash equivalents	45,651	45,651		73,727	73,727
Non-hedge derivative assets (C)	127	127	Counterparty quotations, pricing services	—	—

Liabilities
CDO bonds payable (D)	$92,933	$15,193	Pricing models	$227,673	$134,491
Other bonds and notes payable (D)	16,162	16,620	Pricing models	27,069	28,102
Repurchase agreements	418,458	418,625	Counterparty quotations, market comparables	441,176	441,176
Credit facilities and obligations under capital leases	11,258	11,258	Pricing models	161,474	161,474
Financing of subprime mortgage loans subject to call option (B)	380,806	380,806	(B)	406,217	406,217
Junior subordinated notes payable	51,225	24,649	Pricing models	51,231	28,918
Interest rate swaps, treated as hedges (C)	—	—	Counterparty quotations	1,963	1,963
Non-hedge derivative liabilities (C)	684	684	Counterparty quotations, pricing services	2,365	2,365

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
Level 2 - Valuations based principally on observable market parameters, including:
•quoted prices for similar assets and liabilities in active markets,

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

•
inputs other than quoted prices that are observable for the asset or liability (such as interest rates and yield curves observable at commonly quoted intervals, implied volatilities and credit spreads), and

•market corroborated inputs (derived principally from or corroborated by observable market data).
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

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or management's good faith estimate, and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models or quotations subject to Newcastle's controls described below.

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
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets:
Real estate securities, available for sale:
CMBS	$39,684	$—	$39,684	$—	$39,684
Non-Agency RMBS	9,619	—	9,619	—	9,619
CDO (A)	9,731	—	—	9,731	9,731
Real estate securities, available for sale total	$59,034	$—	$49,303	$9,731	$59,034

Real estate securities, pledged as collateral:
FNMA/FHLMC	$105,963	$105,963	$—	$—	$105,963
Real estate securities, pledged as collateral	$105,963	$105,963	$—	$—	$105,963

Derivative assets:
TBAs, not treated as hedges	$127	$127	$—	$—	$127
Derivative assets total	$127	$127	$—	$—	$127

Liabilities:
Derivative liabilities:
TBAs, not treated as hedges	$684	$684	$—	$—	$684
Derivative liabilities total	$684	$684	$—	$—	$684

(A)	Represents non-consolidated CDO securities, excluding eight securities with zero value, which had an aggregate face amount of $116.0 million as of December 31, 2015.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by Newcastle for assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 This table excludes inputs used to measure fair value that are not developed by Newcastle, such as broker prices and other third-party pricing service valuations.

Asset Type	Amortized Cost Basis	Fair Value	Weighted Average Significant Input
			Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity

CDO	$—	$9,731	10.3%	4.7%	18.5%	32.2%
Total	$—	$9,731

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3 Assets
	CMBS	Non-Agency RMBS	Equity/Other Securities	Derivative Transactions	Total

Balance at December 31, 2013	$284,469	$57,581	$59,757	$43,662	$445,469
Total gains (losses) (A)
Included in net income (B)	15,384	4,165	976	12,498	33,023
Included in other comprehensive income (loss)	(21,154)	2,909	5,193	—	(13,052)
Amortization included in interest income	17,184	5,218	1,924	—	24,326
Purchases, sales and settlements
Purchases	—	—	—	—	—
Proceeds from sales	(73,252)	(15,787)	(57,053)	—	(146,092)
Proceeds from repayments	(43,868)	(9,051)	(2,841)	(56,160)	(111,920)
Balance at December 31, 2014	$178,763	$45,035	$7,956	$—	$231,754
Transfers
Transfer into Level 3	—	—	367	—	367
Total gains (losses) (A)
Included in net income (B)	12,038	14,826	(367)	—	26,497
Included in other comprehensive income (loss)	(18,797)	(12,933)	1,775	—	(29,955)
Amortization included in interest income	6,866	2,849	—	—	9,715
Purchases, sales and settlements
Purchases	—	—	—	—	—
Proceeds from sales	(102,607)	(37,582)	—	—	(140,189)
Proceeds from repayments	(36,579)	(2,576)	—	—	(39,155)
Balance at December 31, 2015	$39,684	$9,619	$9,731	$—	$59,034

(A)	None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(B)	These gains (losses) are recorded in the following line items in the Consolidated Statements of Operations:

	Year Ended December 31,
	2015	2014
Gain on settlement of investments, net	$28,854	$20,525
Other income, net	—	12,498
OTTI	(2,357)	—
Total	$26,497	$33,023
Gain on sale of investments, net, from investments transferred into Level 3 during the period	$—	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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
The following tables summarize certain information for real estate related and other loans as well as for residential mortgage loans held-for-sale as of December 31, 2015:

			Significant Input
			Range		Weighted Average
Loan Type	Carrying Value	Fair Value	Discount Rate	Loss Severity	Discount Rate	Loss Severity
Mezzanine	$19,433	$19,433	0.0% - 8.0%	0.0% - 100.0%	8.0%	47.8%
Bank Loan	129,765	145,837	0% - 22.5%	0.0% - 100.0%	22.4%	22.7%
Total Real Estate Related and Other Loans Held for Sale, Net	$149,198	$165,270

			Significant Input (Weighted Average)

Loan Type	Carrying Value	Fair Value	Discount Rate	Prepayment Speed	Constant Default Rate	Loss Severity
Residential Loans	$532	$569	62.0%	0.8%	75.7%	22.5%
Total Residential Mortgage Loans, Held-for-Sale, Net	$532	$569

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

11. DEBT OBLIGATIONS

The following table presents certain information regarding Newcastle's debt obligations and related hedges:

	December 31, 2015													December 31, 2014
									Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Life (Years)	Floating Rate Face Amount (C)	Outstanding Face Amount	Carrying Value
CDO Bonds Payable
CDO VI (D)	Apr 2005	$92,933	$92,933	Apr 2040	1.12%	1.12%	4.1	$89,183	$69,838	$25,124	$46,392	3.9	$12,477	$92,462	$92,462
CDO VIII	Nov 2006	—	—	—	—%	—%	0.0	—	—	—	—	0.0	—	71,813	71,717
CDO IX	May 2007	—	—	—	—%	—%	0.0	—	—	—	—	0.0	—	62,578	63,494
		92,933	92,933			1.12%	4.1	89,183	69,838	25,124	46,392	3.9	12,477	226,853	227,673
Other Bonds & Notes Payable
NCT 2013-VI IMM-1 (E)	Nov 2013	4,984	4,672	Apr 2040	LIBOR+0.25%	21.78%	0.4	4,984	N/A	N/A	N/A	N/A	N/A	31,060	27,069
Mezzanine Note Payable	Oct 2015	11,660	11,490	Oct 2016	LIBOR+3.00%	6.38%	0.8	11,660	19,433	19,433	19,433	0.5	19,433	—	—
		16,644	16,162			10.83%	0.7	16,644	19,433	19,433	19,433	0.5	19,433	31,060	27,069
Repurchase Agreements (F)
CDO Securities	Dec 2013	—	—	—	—%	—%	0.0	—	N/A	N/A	N/A	N/A	N/A	55,894	55,894
FNMA/FHLMC securities	Dec 2015	348,625	348,625	Jan 2016	0.71%	0.71%	0.1	—	350,280	365,265	365,265	7.7	—	385,282	385,282
Golf Loans (G)	Aug 2015	70,000	69,833	Feb 2016	LIBOR + 3.50%	5.13%	0.4	70,000	N/A	N/A	N/A	N/A	—	—	—
		418,625	418,458			1.45%	0.2	70,000	350,280	365,265	365,265	7.7	—	441,176	441,176

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

	December 31, 2015														December 31, 2014
										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount (C)	Amortized Cost Basis (C)	Carrying Value (C)	Weighted Average Life (Years)	Floating Rate Face Amount (C)	Outstanding Face Amount	Carrying Value
Golf Credit Facilities
First Lien Loan (G)	Dec 2013	—	—	—	—		—%	0.0	—	N/A	N/A	N/A	N/A	N/A	49,923	49,800
Second Lien Loan (G)	Dec 2013	—	—	—%	—%		—%	0.0	—	N/A	N/A	N/A	N/A	N/A	105,575	105,315
Vineyard II	Dec 1993	200	200	Dec 2043	2.11%		2.11%	28.0	200	N/A	N/A	N/A	N/A	N/A	200	200
Capital Leases (Equipment)	May 2014 - Dec 2015	11,058	11,058	Jun 2021	3.83% to 11.54%		6.46%	4.5	—	N/A	N/A	N/A	N/A	N/A	6,159	6,159
		11,258	11,258				6.38%	4.9	200	N/A	N/A	N/A	N/A	N/A	161,857	161,474
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,225	Apr 2035	7.57%	(H)	7.36%	19.3	—	N/A	N/A	N/A	N/A	N/A	51,004	51,231
		51,004	51,225				7.36%	19.3	—	N/A	N/A	N/A	N/A	N/A	51,004	51,231
Subtotal debt obligation		590,464	590,036				2.26%	2.6	$176,027	$439,551	$409,822	$431,090	6.7	$31,910	911,950	908,623
Financing on subprime mortgage loans subject to call option	(I)	380,806	380,806												406,217	406,217
Total debt obligation		$971,270	$970,842												$1,318,167	$1,314,840
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of applicable hedges and deferred financing cost.

(C)	Excluding restricted cash held in CDOs to be used for principal and interest payments of CDO debt.

(D)
This CDO was not in compliance with its applicable over collateralization tests as of December 31, 2015. Newcastle is not receiving cash flows from this CDO (other than senior management fees and cash flows on senior classes of bonds that were repurchased), because net interest is being used to repay debt, and expects this CDO to remain out of compliance for the forseeable future.

(E)	Represents financings of previously repurchased Newcastle CDO bonds for which the collateral is eliminated in consolidation.

(F)
These repurchase agreements had $0.5 million accrued interest payable at December 31, 2015. The counterparties on these repurchase agreements are Nomura ($48.6 million), Morgan Stanley ($53.7 million), Citi ($246.3 million) and Credit Suisse ($70.0 million). Newcastle has margin exposure on $418.6 million of repurchase agreements related to the financing of FNMA/FHLMC securities and Golf loans. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity. $348.6 million of repurchase agreements were repaid in 2016 as part of the sale of the FNMA/FHLMC securities.

(G)
The golf repurchase agreement is collateralized by assets of the Golf business. The carrying amount of the golf repurchase agreement is reported net of deferred financing costs of $0.2 million as of December 31, 2015. The First Lien Loan and Second Lien Loan are reported net of deferred financing costs of $0.4 million as of December 31, 2014.

(H)	LIBOR +2.25% after April 2016.

(I)	Issued in April 2006 and July 2007, and secured by the general credit of Newcastle. See Note 6 regarding the securitizations of Subprime Portfolio I and II.

Certain of the debt obligations included above are obligations of consolidated subsidiaries of Newcastle which own the related collateral. In some cases, including the CDO and Other Bonds Payable, such collateral is not available to other creditors of Newcastle.
CDO Bonds Payable
Each CDO financing is subject to tests that measure the amount of over collateralization and excess interest in the transaction. Failure to satisfy these tests would cause the principal and/or interest cashflow that would otherwise be distributed to more junior classes of securities (including those held by Newcastle) to be redirected to pay down the most senior class of securities outstanding until the tests are satisfied. As a result, cash flow and liquidity are negatively impacted upon such a failure. As of December 31, 2015, CDO VI was not in compliance with its over collateralization tests.

In June 2011, Newcastle deconsolidated a non-recourse financing structure, CDO V. Newcastle determined that it does not currently have the power to direct the relevant activities of CDO V as an event of default had occurred and Newcastle may be removed as the collateral manager by a single party. So long as the event of default continues, Newcastle will not be permitted to purchase or sell any collateral in CDO V. If Newcastle is removed as the collateral manager of CDO V, it would no longer receive the senior management fees from such CDO. As of February 29, 2016, Newcastle has not been removed as collateral manager. Newcastle does not expect the failure of these additional tests to have a material negative impact on its cash flows, business, results of operations or financial condition.
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

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
As of December 31, 2015, CDO VI was not in compliance with its applicable over collateralization tests and, consequently, Newcastle was not receiving cash flows from this CDO currently (other than senior management fees and interest distributions from senior classes of bonds Newcastle owns). Based upon Newcastle’s current calculations, Newcastle expects this CDO to remain out of compliance for the foreseeable future.
Other Bonds and Notes Payable

In October 2015, Newcastle financed an unencumbered real estate related loan with a face amount of $19.4 million with a mezzanine note payable for $11.7 million. This note payable bears interest at one month LIBOR + 3.00%, matures in October 2016 and is subject to customary margin provisions.
Repurchase Agreements

In July 2014, Newcastle financed an additional $20.0 million face amount of previously repurchased CDO bonds payable with repurchase agreements for $12.0 million.  These repurchase agreements bore interest at one-month LIBOR + 1.65%, matured in January 2015 and were subject to customary margin provisions.
In November 2014, Newcastle financed $391.9 million face amount of purchased FNMA/FHLMC securities with repurchase agreements with carrying value of $385.3 million as of December 31, 2014. These repurchase agreements bore interest at 0.36%, matured in February 2015 and were subject to customary margin provisions.

In March 2015, Newcastle sold Agency RMBS with a face amount of approximately $380.4 million at an average price of 104.72% for a gain of $5.9 million, and repaid associated repurchase agreements. Also in March 2015, Newcastle financed $389.1 million face amount of purchased FNMA/FHLMC securities with repurchase agreements with carrying value of $386.1 million as of March 31, 2015. These repurchase agreements bore interest at 0.37%, matured in April 2015 and were subject to customary margin provisions.

In July 2015, Newcastle sold $380.4 million face amount of agency RMBS at an average price of 103.13% for total proceeds of approximately $392.3 million, and recognized a loss of approximately $5.9 million.  Newcastle repaid $375.7 million of outstanding repurchase agreement liabilities in connection with this sale.

In September 2015, Newcastle sold $250.4 million face amount of agency RMBS at an average price of 103.83% of par for total proceeds of approximately $260.0 million, and recognized a gain of $2.5 million. Newcastle repaid $250.1 million of outstanding repurchase agreement liabilities in connection with this sale.

In October 2015, Newcastle sold $348.9 million face amount of agency RMBS at an average price of 104.32% of par for total proceeds of approximately $364.0 million, and recognized a gain of $5.1 million. Newcastle repaid $345.9 million of outstanding repurchase agreement liabilities in connection with this sale.

In October 2015, Newcastle purchased $354.8 million face amount of agency RMBS at an average price of 104.42% of par for total proceeds of approximately $370.5 million. This transaction was financed with $352.6 million of repurchase agreements.

In December 2015, Newcastle entered into a trade to sell $350.3 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $361.3 million, and recognized a loss of $3.9 million. Newcastle repaid $348.6 million of outstanding repurchase agreement liabilities in connection with this sale. This trade settled in January 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

In December 2015, Newcastle entered into a trade to purchase $102.7 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $105.9 million. This transaction was financed with $102.2 million of repurchase agreements. This trade settled in January 2016.
Golf Credit Facilities and Repurchase Agreement
In December 2013, the Golf business entered into two loan agreements (“First Lien Loan” and “Second Lien Loan”) with General Electric Capital Corporation (“GECC”). In August 2015, Newcastle acquired from GECC $51.4 million outstanding face amount of the First Lien Loan at a price of 90.0% of par, or $46.3 million, and $105.6 million outstanding face amount of the Second Lien Loan at a price of 90.0% of par, or $95.0 million.  The purchases were funded with $71.3 million cash and a $70.0 million repurchase agreement. The repurchase agreement was extended, and bears interest at LIBOR + 4.00% and matures on May 31, 2016 (see Note 17 for additional information). Newcastle recorded a gain on extinguishment of debt of $15.4 million.

The Golf business is obligated under a $0.2 million loan with the City of Escondido, California (“Vineyard II”). The principal amount of the loan is payable in five equal installments upon reaching the "Achievement Date”, which is the date on which the previous 36-month period equals or exceeds 240,000 rounds of golf played on the property. As of December 31, 2015, 240,000 rounds of golf have not been achieved within an applicable 36-month period. The interest rate is adjusted annually and is equal to 1% plus an Index amount, as defined in the loan agreement. As of December 31, 2015, the interest rate is 2.11%.

Capital Leases - Equipment

The Golf business leases certain golf carts and other equipment under capital lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36-66 months. Certain leases include bargain purchase options at lease expiration.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2015 are as follows:

2016	$2,848
2017	2,844
2018	2,837
2019	2,720
2020	1,425
Thereafter	128
Total minimum lease payments	12,802
Less: imputed interest	1,744
Present value of net minimum lease payments	$11,058
Maturity Table
Newcastle’s debt obligations (gross of $0.4 million of discounts at December 31, 2015) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2016	$13,858	$418,625	$432,483
2017	2,339	—	2,339
2018	2,488	—	2,488
2019	2,534	—	2,534
2020	1,372	—	1,372
Thereafter	479,050	51,004	530,054
Total	$501,641	$469,629	$971,270

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Debt Covenants
Newcastle’s non-CDO financings and Golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of December 31, 2015.

12. EQUITY AND EARNINGS PER SHARE
Earnings per Share
Newcastle is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	For Year Ended December 31,
	2015	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations after preferred dividends and noncontrolling interest	$15,621	$62,855	$134,286
Income (loss) from discontinued operations, net of tax	646	(35,189)	11,547
Income Applicable to Common Stockholders	$16,267	$27,666	$145,833

Denominator:
Denominator for basic earnings per share - weighted average shares	66,479,321	61,500,913	46,146,882
Effect of dilutive securities
Options	2,168,594	1,630,314	1,071,392
Denominator for diluted earnings per share - adjusted weighted average shares	68,647,915	63,131,227	47,218,274

Basic earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest	$0.23	$1.02	$2.91
Income (loss) from discontinued operations per share of common stock	$0.01	$(0.57)	$0.25
Income Applicable to Common Stock, per share	$0.24	$0.45	$3.16

Diluted earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest	$0.23	$1.00	$2.84
Income (loss) from discontinued operations per share of common stock	$0.01	$(0.57)	$0.24
Income Applicable to Common Stock, per share	$0.24	$0.44	$3.09
Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. Newcastle’s common stock equivalents are its options. During 2015, 2014 and 2013, based on the treasury stock method, Newcastle had 2,168,594, 1,630,314, and 1,071,392, dilutive common stock equivalents, respectively, resulting from its outstanding options. As of December 31, 2015, 2014 and 2013, Newcastle had 259,277, 1,931,257, and 387,044 antidilutive options, respectively. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Common Stock Offerings
The following table presents shares of common stock issued by Newcastle in connection with public offerings since 2013:

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

In December 2015, Newcastle issued an aggregate of 18,798 shares of its common stock to its independent directors as part of annual compensation.

Option Plan
In June 2002, (with the approval of our board of directors) we adopted the Newcastle Nonqualified Stock Option and Incentive Award Plan (the "Newcastle Option Plan"), for officers, directors, consultants and advisors, including the Manager and its employees.
In May 2012, our board of directors adopted the 2012 Newcastle Nonqualified Stock Option and Incentive Plan (the "2012 Plan") which was approved by our shareholders. The 2012 Plan was adopted as the successor to the Newcastle Option Plan for officers, directors, consultants and advisors, including the Manager and its employees, and facilitated the continued use of long-term equity-based awards and incentives for the benefit of the service providers to us and our Manager.

On April 8, 2014, our board of directors adopted the 2014 Plan, which was approved by our shareholders and was amended and restated by our board of directors as of September 17, 2014 to reflect the 1-for-3 reverse stock split, which was effective after the close of trading on August 18, 2014, and as of November 3, 2014 to reflect the 1-for-2 reverse stock split, which was effective after the close of trading on October 22, 2014. The 2014 Plan was adopted as the successor to the 2012 Plan for officers, directors, consultants and advisors, including the Manager and its employees, and facilitated the continued use of long-term equity-based awards and incentives for the benefit of the service providers to us and our Manager.
On April 16, 2015, our board of directors adopted the 2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (the “2015 Plan”), which was approved by our shareholders. The 2015 Plan is the successor to the 2014 Plan for officers, directors, consultants and advisors, including the Manager and its employees, and is intended to facilitate the continued use of long-term equity-based awards and incentives for the benefit of the service providers to us and our Manager. The maximum number of shares available for issuance under the 2015 Plan is 300,000 shares, as increased on the date of any equity issuance by us during the one-year term of the 2015 Plan by ten percent of the equity securities issued by us in such equity issuance.

All outstanding options granted under the 2014 Plan, 2012 Plan and the Newcastle Option Plan will continue to be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the 2014 Plan, 2012 Plan and the Newcastle Option Plan. Our board of directors may also determine to issue options to the Manager that are not subject to the 2015 Plan, provided that the number of shares underlying any options granted to the Manager in connection with capital raising efforts would not exceed 10% of the shares sold in such offering and would be subject to NYSE rules. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

On May 7, 2015, and pursuant to the anti-dilution provisions of the the 2014 Plan, the 2012 Plan and Newcastle Option Plan, as applicable, Newcastle’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance of additional options which were determined so as to compensate for the loss in value that would have otherwise occurred as a result of the 2014 return of capital distributions. As a result of this adjustment, options relating to a total of 178,740 shares were issued on May 7, 2015 at a strike price of $1.00 per share.
Upon joining the board, the non-employee directors were, in accordance with the Newcastle Option Plan or the 2015 Plan, as applicable, automatically granted options relating to an aggregate of 3,333 shares of common stock. The fair value of such options was not material at the date of grant.
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

The following is a summary of the changes in Newcastle's outstanding options for the year ended December 31, 2015.

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2014	5,500,599	$4.26
Granted	178,740	1.00
Exercised	(202,446)	1.00
Expired	(55,332)	14.92
Forfeited	—	—
Balance at December 31, 2015	5,421,561	$2.85	6.79 years

Exercisable at December 31, 2015	4,723,210	$2.75	6.52 years
Newcastle's outstanding options were summarized as follows:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Issued Prior to 2011	Issued in 2011 and thereafter	Total	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	115,239	5,010,243	5,125,482	157,791	4,833,961	4,991,752
Issued to the Manager and subsequently transferred to certain Manager’s employees	29,422	266,657	296,079	41,869	466,645	508,514
Issued to the independent directors	—	—	—	333	—	333
Total	144,661	5,276,900	5,421,561	199,993	5,300,606	5,500,599

The following table summarizes Newcastle’s outstanding options at December 31, 2015. Note that the last sales price on the New York Stock Exchange for Newcastle’s common stock in the year ended December 31, 2015 was $4.08 per share.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Recipient	Date of Grant/Exercise	Number of Options (A)	Options Exercisable at December 31, 2015	Weighted Average Strike Price (A)	Fair Value At Grant Date (millions) (B)		Intrinsic Value at December 31, 2015 (millions)
Directors	Various	3,333	—	$—	Not Material		—
Manager (C)	2002 - 2007	587,277	144,661	$13.18	$6.4		—
Manager (C)	Mar-11	311,853	206,881	$1.00	$7.0	(I)	$0.6
Manager (C)	Sep-11	524,212	376,268	$1.00	$5.6	(J)	$1.2
Manager (C)	Apr-12	348,352	279,452	$1.00	$5.6	(K)	$0.9
Manager (C)	May-12	396,316	316,871	$1.00	$7.6	(L)	$1.0
Manager (C)	Jul-12	437,991	353,674	$1.00	$8.3	(M)	$1.1
Manager (C)	Jan-13	958,331	872,528	$2.32	$18.0	(N)	$1.5
Manager (C)	Feb-13	383,331	349,011	$2.95	$8.4	(O)	$0.4
Manager (C)	Jun-13	670,829	610,770	$3.23	$3.8	(P)	0.5
Manager (C)	Nov-13	965,847	804,873	$3.57	$6.0	(Q)	0.4
Manager (C)	Aug-14	765,416	408,221	$4.01	$1.7	(R)	0.1
Exercised (D)	Prior to 2008	(173,853)	N/A	$14.09	N/A		N/A
Exercised (E)	Oct-12	(15,972)	N/A	$1.48	N/A		N/A
Exercised (F)	Sep-13	(51,306)	N/A	$1.67	N/A		N/A
Exercised (G)	2014	(216,186)	N/A	$1.46	N/A		N/A
Exercised (H)	2015	(202,446)	N/A	1.00	N/A		N/A
Expired unexercised	2002-2005	(271,764)	N/A	N/A	N/A		N/A
Outstanding		5,421,561	4,723,210

(A)
The strike prices are subject to adjustment in connection with return of capital dividends and spin-offs. A portion of Newcastle’s 2008 dividends was deemed return of capital dividends. The effect on the strike prices was not significant. In the first quarter of 2014, strike prices were adjusted by $0.32 reflecting the portion of Newcastle's 2013 dividends which was deemed return of capital. The strike prices were adjusted for the New Residential, New Media and New Senior spin-offs as described above. On May 7, 2015, and pursuant to the anti-dilution provisions of the 2014 Plan, 2012 Plan and Newcastle Option Plan, as applicable, Newcastle’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance of additional options which were determined so as to compensate for the loss in value that would have otherwise occurred as a result of the 2014 return of capital distributions. As a result of this adjustment, options relating to a total of 178,740 shares were issued on May 7, 2015 at a strike price of $1.00 per share as detailed below.

Grant Date	Number of Options Issued
Mar-11	24,354
Sep-11	92,963
Apr-12	32,105
May-12	12,987
Jul-12	16,331
Total options issued	178,740

As of December 31, 2015, the weighted average strike price of the outstanding options issued prior to 2011 was $13.18.

(B)
The fair value of the options was estimated using an option valuation model. Since the Newcastle Option Plan, 2012 Plan, 2014 Plan and 2015 Plan have characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The volatility assumption for these options was estimated based primarily on the historical volatility of Newcastle’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued prior to 2011 was estimated based on the simplified term method. This simplified method was used because Newcastle did not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date was consistent with the simplified term method. The expected life assumption for options issued in 2011 and thereafter was estimated based primarily on the historical expected life of applicable previously issued options.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Range of Strike Prices	Total Unexercised Inception to Date
2006	$13.38	6,373
2007	$12.44 - $14.44	23,049
2011	$1.00	—
2012	$1.00	—
2013	$2.32 - $3.57	266,657
	Total	296,079

(D)
111,770 of the total options exercised were by the Manager. 61,417 of the total options exercised were by employees of Fortress subsequent to their assignment. 666 of the total options exercised were by directors.

(E)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.2 million.

(F)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.9 million.

(G)	215,853 options were exercised by employees of Fortress subsequent to their assignment with an intrinsic value of $4.1 million. 333 options were exercised by directors with a minimal intrinsic value.

(H)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.8 million.

(I)	The assumptions used in valuing the options were: a 1.7% risk-free rate, 107.8% volatility and a 3.3 year expected term.

(J)	The assumptions used in valuing the options were: a 1.13% risk-free rate, 13.2% dividend yield, 151.1% volatility and a 4.6 year expected term.

(K)	The assumptions used in valuing the options were: a 1.3% risk-free rate, 12.9% dividend yield, 149.4% volatility and a 4.7 year expected term.

(L)	The assumptions used in valuing the options were: a 1.05% risk-free rate, 11.9% dividend yield, 148.4% volatility and a 4.8 year expected term.

(M)	The assumptions used in valuing the options were: a 0.75% risk-free rate, 11.9% dividend yield, 147.5% volatility and a 4.8 year expected term.rice

(N)	The assumptions used in valuing the options were: a 2.0% risk-free rate, 8.8% dividend yield, 56.2% volatility and a 10 year term.

(O)	The assumptions used in valuing the options were: a 2.1% risk-free rate, 7.8% dividend yield, 55.5% volatility and a 10 year term.

(P)	The assumptions used in valuing the options were: a 2.5% risk-free rate, 8.8% dividend yield, 36.9% volatility and a 10 year term.

(Q)	The assumptions used in valuing the options were: a 2.8% risk-free rate, 6.7% dividend yield, 32.0% volatility and a 10 year term.

(R)	The assumptions used in valuing the options were: a 2.7% risk-free rate, 8.6% dividend yield, 23.4% volatility and a 10 year term.
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
As of January 31, 2016, Newcastle had paid all current and accrued dividends on its preferred stock.
Noncontrolling Interest
Newcastle’s noncontrolling interest in 2015 and 2014 is related to our investment in the Golf business, a portion of which Newcastle does not own.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

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

	Amounts incurred under the management agreement (in millions)
	2015	2014	2013
Management Fees	$10.2	$20.5	$27.6
Expense Reimbursement to the Manager	0.5	0.5	0.5
Incentive Compensation	—	—	—
Total management fees to affiliate	$10.7	$21.0	$28.1

At December 31, 2015, Fortress, through its affiliates, and principals of Fortress, owned 1.0 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options relating to an additional 5.1 million shares of Newcastle’s common stock (Note 12).
At December 31, 2015 and 2014, due to affiliates (Note 2) was comprised of $0.9 million and $1.1 million, respectively, of management fees and expense reimbursements payable to the Manager.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

Other Affiliated Entities
In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At December 31, 2015, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $275.0 million and $389.8 million, respectively.
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
As of December 31, 2015, Newcastle held on its balance sheet total investments of $141.9 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $25.8 million, $20.0 million and $36.5 million of interest on investments issued by affiliates of the Manager for the years ended December 31, 2015, 2014 and 2013, respectively.
In each instance described above, affiliates of Newcastle’s Manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.

A principal of the Manager owned or leased aircraft that Newcastle chartered from a third-party aircraft operator for business purposes in the course of operations. Newcastle paid the aircraft operator market rates for the charters.

14. COMMITMENTS AND CONTINGENCIES
Litigation — Newcastle is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2015, if any, will not materially affect Newcastle’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Environmental Costs — As a commercial real estate owner, Newcastle is subject to potential environmental costs. At December 31, 2015, management of Newcastle is not aware of any environmental concerns that would have a material adverse effect on Newcastle’s consolidated financial position or results of operations.
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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

The Golf business is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Golf business had bonds outstanding of approximately $0.9 million as of December 31, 2015.

Rental expenses recorded under operating leases for carts and equipment were $4.6 million and $5.0 million for the years ended December 31, 2015 and 2014, respectively.

The Golf business has three month-to-month leases with an aggregate monthly expense of $0.1 million, which are cancellable by the parties with 30 days written notice. The future minimum rental commitments under non-cancellable leases, net of subleases, as of December 31, 2015 were as follows:

For the years ending December 31:
2016	$33,957
2017	29,858
2018	27,338
2019	24,857
2020	21,582
Thereafter	148,144
Total Minimum lease payments	$285,736
Membership Deposit Liability – In the Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. As of December 31, 2015, the total face amount of initiation fee deposits was approximately $242.0 million.
Restricted Cash – Approximately $3.3 million of restricted cash at December 31, 2015 is used as credit enhancement for the Golf business’s obligations related to the performance of lease agreements and certain insurance claims.

15. INCOME TAXES
The provision for income taxes (including discontinued operations) consists of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$298	$704	$2,170
State and Local	101	318	381
Total Current Provision	$399	$1,022	$2,551

Deferred
Federal	$(46)	$(1,293)	$(404)
State and Local	(8)	(632)	(47)
Total Deferred Provision	$(54)	$(1,925)	$(451)
Total Provision (benefit) for Income Taxes	$345	$(903)	$2,100
Provision (benefit) for income taxes from discontinued operations	$—	$(1,111)	$2,100
Provision (benefit) for income taxes from continuing operations	$345	$208	$—
Newcastle is organized and conducts its operations to qualify as a REIT under the Code. A REIT will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. A portion of this

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

distribution requirement may be met through stock dividends rather than cash, subject to limitations based on the value of Newcastle’s stock.
Common stock distributions relating to 2015, 2014, and 2013 were taxable as follows:

			Ordinary	Long-term
	Dividends Per Share		Income	Capital Gain	Return of Capital
2015	$0.60		30.41%	69.59%	0.00%
2014	$25.76	(A)	32.64%	7.57%	59.79%
2013	$44.28	(B)	33.91%	0.00%	66.09%

(A)	Includes the distribution of New Media common stock valued at $5.34 per share and the distribution of New Senior common stock valued at $18.02 per share.

(B)	Includes the distribution of New Residential common stock valued at $41.34 per share.

During 2010 and 2009, Newcastle repurchased an aggregate of $787.8 million face amount of its outstanding CDO debt and junior subordinated notes at a discount and recorded $521.1 million of aggregate gain. The gain recorded upon such cancellation of indebtedness is characterized as ordinary income for tax purposes. In compliance with current tax laws, Newcastle has the ability to defer such ordinary income to future years and has deferred all or a portion of such gain for 2010 and 2009. However, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During 2011, Newcastle repurchased $188.9 million face amount of its outstanding CDO debt and notes payable at a discount and recorded $81.1 million of gain for tax purposes, of which only $66.1 million gain relating to $171.8 million face amount of debt repurchased was recognized for GAAP purposes. During 2012, Newcastle repurchased $39.3 million face amount of Newcastle CDO debt and notes payable at a discount and recorded a $24.1 million gain on extinguishment of debt for GAAP, of which only $23.2 million of gain relating to $34.1 million face amount of debt repurchased was recognized for tax purposes. During 2013, Newcastle repurchased $35.9 million face amount of Newcastle CDO debt and notes payable at a discount and recorded a $4.6 million gain on extinguishment of debt for GAAP and tax purposes. During 2014, Newcastle did not repurchase any of the outstanding CDO debt and notes payable. During 2015, Newcastle repurchased $11.5 million face amount of Newcastle CDO debt and notes payable at a discount and recorded a $0.5 million gain on extinguishment of debt for GAAP and tax purposes.
In addition, Newcastle may recognize material ordinary income from the cancellation of debt within its non-recourse financing, and structures, including its subprime securitizations, while losses on the related collateral may be recognized as capital losses. Through December 31, 2015, $159.4 million of debt in Newcastle’s subprime securitizations has been cancelled as a result losses incurred on the underlying assets in the securitization trusts.
As of December 31, 2014, Newcastle had a loss carryforward, inclusive of net operating loss and capital loss, of approximately $644.1 million. The net operating loss carryforward and capital loss carryforward can generally be used to offset future ordinary taxable income and taxable capital gains, for up to 20 years and 5 years, respectively. The amounts of net operating loss carryforward and net long-term capital loss carryforward as of December 31, 2015 are subject to the finalization of the 2015 tax returns. The net operating loss carryforward and capital loss carryforward will begin to expire in 2029 and 2015, respectively.
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
The Golf business is held through TRSs and, as such, is subject to regular corporate income taxes. At December 31, 2015, Newcastle’s TRSs had approximately $78.2 million of net operating loss carryforwards for federal and state income tax purposes which may be available to offset future taxable income, if any. These federal and state net operating loss carryforwards will begin to expire in 2018. A significant portion of these net operating losses are subject to the limitations of Code Section 382. This section provides substantial limitations on the availability of net operating losses to offset current taxable income if significant ownership changes have occurred for federal tax purposes.
Newcastle and its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. Newcastle is no longer subject to tax examinations by tax authorities for years prior to 2012. Generally, Newcastle has assessed its tax positions

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

for all open years, which includes 2012 to 2015, and concluded that there are no material uncertainties to be recognized. Newcastle does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
During the years ended December 31, 2015, 2014 and 2013, Newcastle’s TRSs recorded approximately $0.3 million, $(0.9) million and $2.1 million, respectively, of income tax expense (benefit). Generally, the Newcastle’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and non-taxable REIT income.

The difference between Newcastle's reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2015	2014	2013
Provision at the statutory rate	35.00%	35.00%	35.00%
Non-taxable REIT income	(86.91)%	(56.20)%	(33.88)%
Permanent items	31.24%	—%	—%
State and local taxes	0.32%	(1.18)%	0.21%
Valuation allowance (reversal)	22.04%	21.70%	(0.50)%
Other	(0.04)%	(1.80)%	0.90%
Total provision (benefit)	1.65%	(2.48)%	1.73%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2015 and 2014 are presented below:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$399	$366
Depreciation and amortization	33,495	13,938
Accrued expenses	2,008	2,006
Net operating losses	22,524	26,543
Other	—	2,365
Total deferred tax assets	58,426	45,218
Less valuation allowance	(42,158)	(27,434)
Net deferred tax assets	$16,268	$17,784
Deferred tax liabilities:
Leaseholds	15,366	17,741
Other	805	—
Total deferred tax liabilities	$16,171	$17,741
Net deferred tax assets (A)	$97	$43
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
Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of December 31, 2015 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2014	$27,434
Current year income	14,724
Valuation allowance at December 31, 2015	$42,158

16.   OTHER-THAN-TEMPORARY-IMPAIRMENT

The following table summarizes the amounts Newcastle recorded in the statement of operations:

	Year Ended December 31,
	2015	2014	2013

Debt securities	$1,988	$—	$5,266
Equity securities	367	—	—
Other investments	7,505	—	—
Total impairment expense	$9,860	$—	$5,266

17. SUBSEQUENT EVENTS
These financial statements include a discussion of material events which have occurred subsequent to December 31, 2015 through the issuance of these Consolidated Financial Statements.

In January 2016, Newcastle settled on a trade to sell $350.3 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $361.3 million and recognized a loss of $3.9 million. Newcastle repaid $348.6 million of outstanding repurchase agreement liabilities in connection with this sale (see Note 5).

In January 2016, Newcastle settled on a trade to purchase $102.7 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $105.9 million. This transaction was financed with $102.2 million of repurchase agreements (see Note 5).

In January 2016, Newcastle settled on a trade to purchase $250.1 million face amount of agency RMBS at an average price of 103.2% of par for total proceeds of approximately $258.1 million. This transaction was financed with $249.1 million of repurchase agreements.

On February 26, 2016, Newcastle extended the repurchase agreement on the Golf loans to mature on May 31, 2016, with an option to extend to June 30, 2016. The repurchase agreement bears interest at LIBOR + 4.00%.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
(dollars in tables in thousands, except per share data)

18. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

2015	Quarter Ended				Year Ended
	March 31 (A)(B)	June 30 (A)	September 30 (A)	December 31 (B)	December 31
Interest income	$27,078	$24,265	$23,010	$21,538	$95,891
Interest expense	(16,727)	(16,950)	(14,715)	(13,737)	(62,129)
Net interest income	10,351	7,315	8,295	7,801	33,762
Impairment	405	13,679	3,460	1,857	19,401
Operating revenues	60,826	82,803	82,864	69,363	295,856
Other income (loss) (C)	501	29,373	11,987	(2,360)	39,501
Property operating expenses	60,990	74,546	76,826	64,740	277,102
Depreciation and amortization	6,753	7,119	7,111	7,651	28,634
Other operating expenses	4,477	6,279	6,592	5,381	22,729
Income tax expense	46	27	1,257	(985)	345
Income (loss) from continuing operations	(993)	17,841	7,900	(3,840)	20,908
Income from discontinued operations	115	524	7	—	646
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Net loss (income) attributable to noncontrolling interests	181	49	(13)	76	293
Income (loss) applicable to common stockholders	$(2,092)	$17,019	$6,499	$(5,159)	$16,267
Net income (loss) per share of common stock
Basic	$(0.03)	$0.26	$0.10	$(0.08)	$0.24
Diluted	$(0.03)	$0.25	$0.09	$(0.08)	$0.24
Income from discontinued operations per share of common stock
Basic	$—	$0.01	$—	$—	$0.01
Diluted	$—	$0.01	$—	$—	$0.01
Weighted average number of shares of common stock outstanding
Basic	66,424,508	66,426,980	66,484,962	66,579,072	66,479,321
Diluted	66,424,508	69,204,717	69,069,659	66,579,072	68,647,915

2014	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31 (B)	December 31
Interest income	$46,452	$29,893	$27,544	$23,738	$127,627
Interest expense	(22,170)	(20,328)	(18,411)	(19,113)	(80,022)
Net interest income	24,282	9,565	9,133	4,625	47,605
Impairment (reversal)	1,246	1,526	(4,015)	(1,176)	(2,419)
Operating revenues	62,632	82,737	81,494	64,674	291,537
Other income (loss) (C)	15,808	41,707	12,618	4,329	74,462
Property operating expenses	65,603	75,289	77,167	66,316	284,375
Depreciation and amortization	5,863	6,317	7,204	7,583	26,967
Other operating expenses	10,314	10,471	8,955	7,150	36,890
Income tax expense	140	4	—	64	208
Income (loss) from continuing operations	19,556	40,402	13,934	(6,309)	67,583
Income (loss) from discontinued operations	(15,299)	(8,504)	(8,624)	(2,762)	(35,189)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Net income attributable to noncontrolling interests	661	29	21	141	852
Income (loss) applicable to common stockholders	$3,523	$30,532	$3,936	$(10,325)	$27,666
Net income (loss) per share of common stock
Basic	$0.06	$0.52	$0.06	$(0.16)	$0.45
Diluted	$0.06	$0.50	$0.06	$(0.16)	$0.44
Income (loss) from discontinued operations per share of common stock
Basic	$(0.26)	$(0.15)	$(0.14)	$(0.04)	$(0.57)
Diluted	$(0.26)	$(0.15)	$(0.14)	$(0.04)	$(0.57)
Weighted average number of shares of common stock outstanding
Basic	58,575,582	58,599,666	62,329,023	66,404,248	61,500,913
Diluted	60,511,128	60,477,084	63,865,796	66,404,248	63,131,227
See footnotes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014 and 2013
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

(B)	The options outstanding are excluded from the diluted share calculation as their effect would have been anti-dilutive.

(C)	Includes equity in earnings of unconsolidated subsidiaries.

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

b)	There were no material changes noted during the timeframe of October 2015 to December 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2015, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.
Item 11. Executive Compensation.

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.
Item 13. Certain Relationships and Related Transactions, Director Independence.

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.
Item 14. Principal Accounting Fees and Services.

Incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A Exchange Act, within 120 days after the fiscal year ended December 31, 2015.

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

	3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1, filed on September 24, 2002).

	3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

	3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

	3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

	3.5	Articles of Amendment (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

	3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on May 8, 2006).

	3.7	Articles of Amendment (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on August 19, 2014).

	3.8	Articles of Amendment (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on October 22, 2014).

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

10.2
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

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

10.6
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

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

10.13
Settlement Agreement by and among Newcastle Investment Corp. and BLR Partners LP, and the persons listed on Schedule A thereto, dated as of February 2, 2016 (incorporated by reference to the Registrant's Report on Schedule 13D, Amendment No. 2, filed on February 4, 2016).

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

March 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

March 10, 2016

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Director and Chief Executive Officer

March 10, 2016

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

March 10, 2016

By:	/s/ Julien P. Hontang
Julien P. Hontang
Principal Accounting Officer

March 8, 2016

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 10, 2016

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

March 10, 2016

By:	/s/ David K. McKown
David K. McKown
Director

March 10, 2016

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director

March 10, 2016
By:	/s/ Clifford Press
Clifford Press
Director

March 10, 2016

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

3.1	Articles of Amendment and Restatement (incorporated by reference to the Registrant’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles of Amendment (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

3.7	Articles of Amendment (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on August 19, 2014).

3.8	Articles of Amendment (incorporated by reference to the Registrant's Report on Form 8-K, Exhibit 3.1, filed on October 22, 2014).

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

10.2
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

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

10.6
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

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

10.13
Settlement Agreement by and among Newcastle Investment Corp. and BLR Partners LP, and the persons listed on Schedule A thereto, dated as of February 2, 2016 (incorporated by reference to the Registrant's Report on Schedule 13D, Amendment No. 2, filed on February 4, 2016).

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