Form 10-Q
period 2016-03-31
NEWCASTLE INVESTMENT CORP
filed 2016-05-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Common stock, $0.01 par value per share: 66,654,598 shares outstanding as of May 3, 2016.

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

•	geographical concentrations with respect to our investments, including the mortgage loans underlying and collateral securing certain of our debt investments;

•	legislative/regulatory changes, including but not limited to, any modification of the terms of loans;

•	competition within the industries in which we have and/or may pursue additional investments;

•	the impact of any current or further legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or predicted conflicts of interest;

•	our ability and willingness to maintain our qualification as a REIT; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate securities, available-for-sale	$12,638	$59,034
Real estate securities, pledged as collateral	381,206	105,963
Real estate related and other loans, held-for-sale, net	155,075	149,198
Residential mortgage loans, held-for-sale, net	446	532
Subprime mortgage loans subject to call option	372,874	380,806
Investments in real estate, net of accumulated depreciation	225,330	227,907
Intangibles, net of accumulated amortization	72,124	74,472
Other investments	20,965	20,595
Cash and cash equivalents	32,126	45,651
Restricted cash	3,898	4,469
Receivables from brokers, dealers and clearing organizations	364,320	361,341
Receivables and other assets	39,098	38,014
Total Assets	$1,680,100	$1,467,982

Liabilities and Equity
Liabilities
CDO bonds payable	$—	$92,933
Other bonds and notes payable	11,575	16,162
Repurchase agreements	420,374	418,458
Credit facilities and obligations under capital leases	11,324	11,258
Financing of subprime mortgage loans subject to call option	372,874	380,806
Junior subordinated notes payable	51,223	51,225
Dividends payable	8,929	8,929
Membership deposit liabilities	84,655	83,210
Payables to brokers, dealers and clearing organizations	381,125	105,940
Accounts payable, accrued expenses and other liabilities	85,262	88,939
Total Liabilities	$1,427,341	$1,257,860

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2016 and December 31, 2015	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,654,598 shares issued and outstanding at March 31, 2016 and December 31, 2015	667	667
Additional paid-in capital	3,172,370	3,172,370
Accumulated deficit	(2,993,513)	(3,057,538)
Accumulated other comprehensive income	12,033	33,297
Total Newcastle Stockholders’ Equity	253,140	210,379
Noncontrolling interests	(381)	(257)
Total Equity	$252,759	$210,122

Total Liabilities and Equity	$1,680,100	$1,467,982

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Interest income	$21,039	$27,078
Interest expense	(13,534)	(16,727)
Net interest income	7,505	10,351
Impairment (Reversal)
Valuation allowance on loans	2,198	357
Other-than-temporary impairment on securities and other investments	56	344
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income	54	(296)
Total impairment	2,308	405
Net interest income after impairment	5,197	9,946
Operating Revenues
Golf course operations	38,719	38,954
Sales of food and beverages - golf	13,561	13,012
Other golf revenue	9,878	8,860
Total operating revenues	62,158	60,826
Other Income (Loss)
Gain (loss) on settlement of investments, net	(1,666)	1,015
Gain on deconsolidation	82,130	—
Other income (loss), net	(21)	(514)
Total other income	80,443	501
Expenses
Loan and security servicing expense	37	96
Operating expenses - golf	56,605	54,937
Cost of sales - golf	6,211	6,053
General and administrative expense	2,900	1,713
Management fee to affiliate	2,675	2,668
Depreciation and amortization	6,031	6,753
Total expenses	74,459	72,220
Income (loss) from continuing operations before income tax	73,339	(947)
Income tax expense	44	46
Income (loss) from continuing operations	73,295	(993)
Income from discontinued operations, net of tax	—	115
Net Income (loss)	73,295	(878)
Preferred dividends	(1,395)	(1,395)
Net loss attributable to noncontrolling interests	124	181
Income (Loss) Applicable to Common Stockholders	$72,024	$(2,092)

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Income (loss) Applicable to Common Stock, per share
Basic	$1.08	$(0.03)
Diluted	$1.05	$(0.03)
Income (loss) from continuing operations per share of common stock, after preferred dividends and noncontrolling interests
Basic	$1.08	$(0.03)
Diluted	$1.05	$(0.03)
Income (Loss) from discontinued operations per share of common stock
Basic	$—	$—
Diluted	$—	$—
Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,654,598	66,424,508
Diluted	68,284,898	66,424,508
Dividends Declared per Share of Common Stock	$0.12	$0.12

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$73,295	$(878)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	5,301	4,038
Reclassification of net realized gain on securities into earnings	(5,863)	(6,182)
Reclassification of net realized gain on deconsolidation of CDO VI	(20,682)	—
Net unrealized loss on derivatives designated as cash flow hedges	—	(33)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	(20)	689
Other comprehensive loss	(21,264)	(1,488)
Total comprehensive income (loss)	$52,031	$(2,366)
Comprehensive income (loss) attributable to Newcastle stockholders’ equity	$52,155	$(2,185)
Comprehensive loss attributable to noncontrolling interests	$(124)	$(181)

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Newcastle Stockholders’ Equity	Noncontrolling Interests	Total Equity (Deficit)
Equity (deficit) - December 31, 2015	2,463,321	$61,583	66,654,598	$667	$3,172,370	$(3,057,538)	$33,297	$210,379	$(257)	$210,122

Dividends declared	—	—	—	—	—	(9,394)	—	(9,394)	—	(9,394)

Comprehensive income (loss)

Net income (loss)	—	—	—	—	—	73,419	—	73,419	(124)	73,295

Deconsolidation of net unrealized gain on securities	—	—	—	—	—	—	(20,682)	(20,682)	—	(20,682)

Other comprehensive loss	—	—	—	—	—	—	(582)	(582)	—	(582)

Total comprehensive income (loss)								52,155	(124)	52,031

Equity (deficit) - March 31, 2016	2,463,321	$61,583	66,654,598	$667	$3,172,370	$(2,993,513)	$12,033	$253,140	$(381)	$252,759

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$73,295	$(878)
Adjustments to reconcile net income to net cash (used in) provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	6,031	6,764
Accretion of discount and other amortization	3,098	(638)
Net interest income on investments accrued to principal balance	(7,931)	(4,840)
Amortization of revenue on golf membership deposit liabilities	(185)	(92)
Amortization of prepaid golf member dues	(6,222)	(6,196)
Valuation allowance on loans	2,198	357
Other-than-temporary impairment on securities and other investments	110	48
Equity in earnings from equity method investments, net of distributions	(371)	(314)
Gain on deconsolidation	(82,130)	—
(Gain) loss on settlement of investments, net	1,725	(1,043)
Unrealized loss on non-hedge derivatives and hedge ineffectiveness	341	1,029
Loss on extinguishment of debt, net	232	—
Change in:
Restricted cash	(429)	(1,570)
Receivables and other assets	(1,313)	(2,362)
Accounts payable, accrued expenses and other liabilities	2,250	(2,333)
Net cash used in operating activities	(9,301)	(12,068)
Cash Flows From Investing Activities
Principal repayments from investments	5,444	37,961
Purchase of real estate securities	(364,072)	(407,627)
Proceeds from sale of investments	361,341	398,395
Payments for settlement of TBAs	(7,536)	—
Acquisition and additions of investments in real estate	(1,972)	(421)
Funds reserved for capital expenditures	(53)	—
Net cash (used in) provided by investing activities	(6,848)	28,308
Cash Flows From Financing Activities
Borrowings under debt obligations	363,741	391,244
Repayments of debt obligations	(352,211)	(409,350)
Margin deposits under repurchase agreements and derivatives	(9,406)	(29,985)
Return of margin deposits under repurchase agreements and derivatives	9,636	27,650
Golf membership deposits received	679	966
Common stock dividends paid	(7,999)	(7,971)
Preferred stock dividends paid	(1,395)	(1,395)
Payment of deferred financing costs	(263)	—
Payments for settlement of derivative instruments	—	(4,872)
Other financing activities	(158)	(182)
Net cash provided by (used in) financing activities	2,624	(33,895)
Net (Decrease) Increase in Cash and Cash Equivalents	(13,525)	(17,655)
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	45,651	73,727
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	—	135
Cash and Cash Equivalents, End of Period	$32,126	$56,207

Cash and Cash Equivalents of Continuing Operations, End of Period	$32,126	$56,002
Cash and Cash Equivalents of Discontinued Operations, End of Period	$—	$205
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$7,999	$7,971
Additions to capital lease assets and liabilities	$718	$243

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

1.   ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, “Newcastle” or the “Company”) is a Maryland corporation that was formed in 2002. Newcastle focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. Newcastle is organized and conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. However, certain of our activities are conducted through taxable REIT subsidiaries (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates. Newcastle’s common stock is traded on the New York Stock Exchange under the symbol “NCT.”

Newcastle conducts its business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investments in golf properties and facilities (“Golf”) and (iv) corporate.

Newcastle is party to a management agreement (the “Management Agreement”) with FIG LLC (the “Manager”), a subsidiary of Fortress Investment Group LLC (“Fortress”), pursuant to which the Manager provides for a management team and other professionals who are responsible for implementing Newcastle’s business strategy, subject to the supervision of Newcastle’s board of directors. For its services, the Manager is entitled to an annual management fee and incentive compensation, both as defined in, and in accordance with the terms of the Management Agreement. For further discussion of the Management Agreement, see Note 15.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying Consolidated Financial Statements and related notes of Newcastle have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of Newcastle’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with Newcastle’s Consolidated Financial Statements for the year ended December 31, 2015 and notes thereto included in Newcastle’s Annual Report on Form 10-K filed with the SEC on March 10, 2016. Capitalized terms used herein, and not otherwise defined, are defined in Newcastle’s Consolidated Financial Statements for the year ended December 31, 2015.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

As of March 31, 2016, Newcastle’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

REVENUE RECOGNITION

Golf Revenues - Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and other activities (consisting primarily of range income, banquets, instruction, and club and other rental income) is generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized into revenue ratably over the appropriate period, which is generally 12 months or less. The monthly dues are generally structured to cover the club operating costs and membership services.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

EXPENSE RECOGNITION

Derivatives and Hedging Activities - All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when Newcastle believes a legal right of offset exists under an enforceable netting agreement. Fair value adjustments affect either equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, Newcastle designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge or a fair value hedge.

Derivative transactions are entered into by Newcastle solely for risk management purposes. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. As of March 31, 2016, Newcastle no longer has derivative instruments that are designated and qualify as hedging instruments. As of March 31, 2016, Newcastle no longer has interest rate swaps or caps.

Newcastle transacts in the To Be Announced mortgage backed securities (“TBA”) market. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. Newcastle primarily engages in TBA transactions for purposes of managing interest rate risk and market risk associated with our investment strategies.  For example, Newcastle takes short positions in TBAs to offset - to varying degrees - changes in the values of our Agency residential mortgage backed securities (“RMBS”) investments for which we have exposure to interest rate volatility; therefore, these derivatives may, to some extent, be economically effective as hedges.

Newcastle typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, Newcastle may “roll” its TBA positions, whereby we may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. Newcastle accounts for its TBA transactions as non-hedge instruments, with changes in market value recorded in the Statement of Operations. As of March 31, 2016, Newcastle held TBA contracts consisting of five short contracts totaling $713.0 million notional amount and three long contracts totaling $350.0 million notional amount of Agency RMBS. As of March 31, 2016 and December 31, 2015, Newcastle funded approximately $0.1 million and $1.0 million, respectively, for margin calls related to TBA contracts.
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

Operating Leases and Other Operating Expenses - Other operating expenses for the Golf business consist primarily of equipment leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, and marketing. Many of the golf properties and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease. These scheduled rent increases or decreases are recognized on a straight-line basis over the term of the lease. Increases result in an accrual, which is included in accounts payable, accrued expenses and other liabilities, and decreases result in a receivable, which is included in receivables and other assets, for the amount by which the cumulative straight-line rent differs from the contractual cash rent.
BALANCE SHEET MEASUREMENT
Investments in CDO Servicing Rights - In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three months ended March 31, 2016 and 2015, Newcastle recorded $0.1 million and $0.1 million, respectively, of servicing rights amortization and no servicing rights impairment. As of March 31, 2016 and December 31, 2015, Newcastle’s servicing assets had a carrying value of $0.6 million and $0.7 million, respectively, recorded in receivables and other assets.
Investments in Real Estate, Net - Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value to an asset and extend the useful life of an asset by more than a year are capitalized. With respect to golf course improvements (included in buildings and improvements), costs associated with original construction, significant replacements, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. All other asset-related costs that do not meet these criteria, such as minor repairs and routine maintenance, are expensed as incurred.
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

The Golf business leases certain golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the associated payments. Depreciation of capital lease assets is calculated using the straight-line method over the shorter of the estimated useful lives and the expected lease terms. The cost of equipment under capital leases is included in investments in real estate in the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the liability, with a portion being recorded as interest expense under the effective interest method.
Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Buildings and improvements	10-30 years
Capital leases - equipment	4-7 years
Furniture, fixtures and equipment	3-7 years
Intangibles - Intangible assets and liabilities relating to the Golf business consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to Newcastle when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf property and is amortized over the term of the underlying lease agreement. The management contract intangible represents Newcastle’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued utilizing a discounted cash flow methodology under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents Newcastle’s relationship with its private golf club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership.

Amortization of leasehold intangible assets and liabilities are included within operating expenses - golf and amortization of all other intangible assets is included within depreciation and amortization in the Consolidated Statements of Operations.
Membership Deposit Liabilities - In our Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Other Investment - Newcastle owns 23% of equity interests in a commercial real estate project which is recorded as an equity method investment. As of March 31, 2016 and December 31, 2015, the carrying value of this investment was $21.0 million and $20.6 million, respectively.  Newcastle evaluates its investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the investee, the length of time and the extent to which the market value of the investment has been less than cost and the intent and ability of Newcastle to retain its investment.

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

Variable Interest Entities (“VIEs”) - Newcastle’s subprime securitizations (see Note 6), and CDO V are considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and no longer receives a significant portion of their returns. Newcastle deconsolidated CDO V as of June 17, 2011 as a result of an event of default which allowed Newcastle to be removed as collateral manager and prevents purchasing and selling of certain collateral within CDO V.

In March 2016, Newcastle sold to third parties $11.0 million face amount of NCT 2013-VI Class I-MM-2 at a price of 93.0% of par.  This tranche was previously held by Newcastle since issuance and was eliminated in consolidation.  By selling this tranche, Newcastle was no longer deemed the primary beneficiary of CDO VI. As a result of this sale, Newcastle deconsolidated CDO VI from its Consolidated Balance Sheet, which included $43.9 million carrying value of real estate securities available-for-sale, $93.1 million of CDO bonds payable, and $12.4 million of other bonds payable. In addition, Newcastle reclassified $20.7 million of related other comprehensive income into earnings, and recognized a total gain of approximately $82.1 million as a result of deconsolidating CDO VI. Newcastle continues to receive servicing fees as collateral manager, which are not considered variable interests in CDO VI.

The following table presents certain assets of consolidated VIEs which are included in the Consolidated Balance Sheets. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs, and are in excess of those obligations. Additionally, the assets in the table below exclude intercompany balances that eliminate in consolidation.

	March 31, 2016
	(Unaudited)	December 31, 2015
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$—	$46,392
Subprime mortgage loans subject to call option	372,874	380,806
Restricted cash	—	128
Receivables and other assets	—	77
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$372,874	$427,403

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

	March 31, 2016
	(Unaudited)	December 31, 2015
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$—	$92,933
Other bonds and notes payable	—	4,672
Financing of subprime mortgage loans subject to call option	372,874	380,806
Accounts payable, accrued expenses and other liabilities	—	29
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$372,874	$478,440

In addition, Newcastle’s investments in RMBS, commercial mortgage backed securities (“CMBS”), CDO securities and real estate related and other loans may be deemed to be variable interests in VIEs, depending on their structure. Newcastle monitors these investments and analyzes the potential need to consolidate the related securitization entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE, which involve subjective determinations of significance, with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the de-consolidation of an entity that otherwise would have been consolidated.

As of March 31, 2016, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities (e.g., if Newcastle were to own a majority of the currently controlling class). In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

The following represents Newcastle's unconsolidated VIEs at March 31, 2016, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$79,732	$106,429	$9,791
Newcastle CDO VI	$67,431	$181,825	$—

(A)	Face amount.

(B)
Newcastle CDO V includes $44.6 million face amount of debt owned by Newcastle with a carrying value of $9.8 million at March 31, 2016. Newcastle CDO VI includes $75.5 million face amount of debt owned by Newcastle with zero carrying value at March 31, 2016.

(C)	Represents Newcastle’s maximum exposure to loss from this entity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing which clarifies when a promised good

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

or service is separately identifiable. Newcastle is currently reviewing the guidance to determine its impact on the Consolidated Financial Statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The standard amends the consolidation considerations when evaluating certain limited partnerships, variable interest entities and investment funds. Newcastle adopted this guidance in the first quarter of 2016.

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

In March 2016, the FASB issued ASU 2016-04 Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Store-Valued Products. The standard requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage consistent with how it will be recognized under the new revenue recognition standard. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities can apply the guidance using either a modified retrospective approach with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption or use a full retrospective approach. Newcastle is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

As a result of the sale of the commercial real estate properties in Beavercreek, OH (which was initially reported as held-for-sale as of September 30, 2014), the assets, liabilities and results of operations of those components of Newcastle’s operations that represent operations in which Newcastle has no significant continuing involvement, are presented separately in discontinued operations in Newcastle’s Consolidated Financial Statements for all periods presented.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended March 31,
	2016	2015
Rental income	—	499

Property operating expenses	—	344
General and administrative expenses	—	29
Depreciation and amortization	—	11
Total expenses	—	384

Income from discontinued operations	$—	$115

4.   SEGMENT REPORTING

Newcastle conducts its business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf properties and facilities (“Golf”) and (iv) corporate, which consists primarily of interest income on short term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the Management Agreement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
Three Months Ended March 31, 2016
Interest income	$1,097	$19,894	$42	$6	$21,039
Interest expense	(491)	(9,433)	(2,665)	(945)	(13,534)
Net interest income (expense)	606	10,461	(2,623)	(939)	7,505
Total impairment	110	2,198	—	—	2,308
Total operating revenues	—	—	62,158	—	62,158
Total other income (loss)	82,130	(1,403)	(284)	—	80,443
Loan and security servicing expense	30	7	—	—	37
Operating expenses - golf (C)	—	—	54,713	—	54,713
Operating expenses - golf, repairs and maintenance expenses	—	—	1,892	—	1,892
Cost of sales - golf	—	—	6,211	—	6,211
General and administrative expense	—	—	841	1,883	2,724
General and administrative expense - acquisition and transaction expenses (D)	—	—	138	38	176
Management fee to affiliate	—	—	—	2,675	2,675
Depreciation and amortization	—	—	6,031	—	6,031
Income tax expense	—	—	44	—	44
Income (loss) from continuing operations	82,596	6,853	(10,619)	(5,535)	73,295
Net income (loss)	82,596	6,853	(10,619)	(5,535)	73,295
Preferred dividends	—	—	—	(1,395)	(1,395)
Net loss attributable to noncontrolling interests	—	—	124	—	124
Income (loss) applicable to common stockholders	$82,596	$6,853	$(10,495)	$(6,930)	$72,024

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
March 31, 2016
Investments	$—	$943,204	$297,454	$—	$1,240,658
Cash and restricted cash	—	660	7,634	27,730	36,024
Other assets	—	367,888	35,377	153	403,418
Total assets	—	1,311,752	340,465	27,883	1,680,100
Debt, net	—	736,498	79,649	51,223	867,370
Other liabilities	—	382,407	163,292	14,272	559,971
Total liabilities	—	1,118,905	242,941	65,495	1,427,341
Preferred stock	—	—	—	61,583	61,583
Noncontrolling interests	—	—	(381)	—	(381)
Equity (deficit) attributable to common stockholders	$—	$192,847	$97,905	$(99,195)	$191,557

Additions to investments in real estate	$—	$—	$2,262	$—	$2,262

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended March 31, 2015
Interest income	$15,922	$12,595	$35	$4	$—	$(1,478)	$27,078
Interest expense	(2,583)	(9,579)	(5,097)	(946)	—	1,478	(16,727)
Inter-segment elimination	(1,478)	—	1,478	—	—	—	—
Net interest income (expense)	11,861	3,016	(3,584)	(942)	—	—	10,351
Total impairment	337	68	—	—	—	—	405
Total operating revenues	—	—	60,826	—	—	—	60,826
Total other income (loss)	530	(37)	8	—	—	—	501
Loan and security servicing expense	96	—	—	—	—	—	96
Operating expenses - golf (C)	—	—	52,971	—	—	—	52,971
Operating expenses - golf, repairs and maintenance expenses	—	—	1,966	—	—	—	1,966
Cost of sales - golf	—	—	6,053	—	—	—	6,053
General and administrative expense	—	—	249	1,428	—	—	1,677
General and administrative expense - acquisition and transaction expenses (D)	—	—	36	—	—	—	36
Management fee to affiliate	—	—	—	2,668	—	—	2,668
Depreciation and amortization	—	—	6,753	—	—	—	6,753
Income tax expense	—	—	46	—	—	—	46
Income (loss) from continuing operations	11,958	2,911	(10,824)	(5,038)	—	—	(993)
Income from discontinued operations	—	—	—	—	115	—	115
Net income (loss)	11,958	2,911	(10,824)	(5,038)	115	—	(878)
Preferred dividends	—	—	—	(1,395)	—	—	(1,395)
Net loss attributable to non-controlling interests	—	—	181	—	—	—	181
Income (loss) applicable to common stockholders	$11,958	$2,911	$(10,643)	$(6,433)	$115	$—	$(2,092)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
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

(B)	The following table summarizes the investments and debt in the Other Debt segment:

	March 31, 2016
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Subprime mortgage loans subject to call options	$372,874	$372,874	$372,874	$372,874
Other
Unlevered real estate securities (E)	37,471	12,638	—	—
Levered real estate securities (F)	363,080	381,206	352,049	352,049
Real estate related and other loans	246,517	155,075	11,660	11,575
Other investments	N/A	20,965	—	—
Residential mortgage loans	780	446	—	—
	$1,020,722	$943,204	$736,583	$736,498

(C)
Operating expenses - golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $1.0 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.

(D)	Includes all transaction related expenses.

(E)	Excludes 13 securities with zero value, which had an aggregate face amount of $192.0 million.

(F)
These investments represent purchases that were traded on March 31, 2016 but settled on April 13, 2016. The debt represents repurchase agreements collateralized by sold investments that were traded on March 31, 2016 and settled on April 13, 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

5. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at March 31, 2016, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS	$10,308	$10,308	$(10,308)	$—	$—	$—	$—	2	C	2.45%	—%	0.0	—%
Non-Agency RMBS	4,000	2,207	(1,521)	686	2,161	—	2,847	1	C	0.82%	24.47%	10.6	24.0%
ABS - Small Business Loans	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	—%	0.0	—%
CDO (E)	14,699	—	—	—	9,791	—	9,791	2	C	1.84%	—%	4.0	26.6%
Debt Security Total / Average (F)	$37,471	$20,162	$(19,476)	$686	$11,952	$—	$12,638	6	C	2.99%	24.47%	2.7
Equity Securities		—	—	—	—	—	—	1
Total Securities, Available-for-Sale		$20,162	$(19,476)	$686	$11,952	$—	$12,638	7

FNMA/FHLMC	363,080	381,124	—	381,124	82	—	381,206	4	AAA	3.50%	2.99%	6.3	N/A
Total Securities, Pledged as Collateral (F)	$363,080	$381,124	$—	$381,124	$82	$—	$381,206	4

(A)	See Note 13 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle uses an implied AAA rating for the Fannie Mae/Freddie Mac (“FNMA/FHLMC”) securities. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding 13 securities with zero value, which had an aggregate face amount of $192.0 million.

(F)	The total outstanding face amount was $371.6 million for fixed rate securities and $29.0 million for floating rate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2016, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $0.1 million with respect to real estate securities (gross of less than $0.1 million of other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. Newcastle had no securities in an unrealized loss position as of March 31, 2016.

The following table summarizes the activity related to credit losses on debt securities for the three months ended March 31, 2016:

Beginning balance of credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income	$(3,010)

Additions for credit losses on securities for which an OTTI was not previously recognized	—

Additions to credit losses on securities for which OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(110)

Reduction for securities deconsolidated during the period	3,120

Reduction for securities sold/written off during the period	—

Reduction for increases in cash flows expected to be collected that are recognized over the remaining life of the security	—

Ending balance of credit losses on debt securities for which a portion of OTTI was recognized in other comprehensive income	$—

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at March 31, 2016:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$—	—%	$1,335	10.7%
Northeastern U.S.	—	—%	3,797	30.5%
Southeastern U.S.	10,308	100.0%	1,039	8.3%
Midwestern U.S.	—	—%	5,713	45.8%
Southwestern U.S.	—	—%	580	4.7%
	$10,308	100.0%	$12,464	100.0%

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

In January 2016, Newcastle settled on a trade to sell $350.3 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% for total proceeds of $361.3 million and repaid $348.6 million of repurchase agreements associated with these securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

In January 2016, Newcastle settled on a trade to purchase $102.7 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% for total proceeds of $105.9 million. This transaction was financed with $102.2 million of repurchase agreements.

In January 2016, Newcastle settled on a trade to purchase $250.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% of par for total proceeds of approximately $258.1 million. This transaction was financed with $249.1 million of repurchase agreements.

In March 2016, Newcastle entered into a trade to sell $347.5 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.9% for total proceeds of $364.3 million and recognized a gain on sale of securities of approximately $5.9 million. Newcastle repaid $352.0 million of repurchase agreements associated with these securities. This trade settled in April 2016 (see Note 22).

In March 2016, Newcastle entered into a trade to purchase $363.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.0% for total proceeds of $381.1 million. This transaction was financed with $366.4 million of repurchase agreements. This trade settled in April 2016 (see Note 22).

For a discussion of real estate securities deconsolidated during the period, see Variable Interest Entities in Note 2.
Securities Pledged as Collateral
Securities pledged as collateral relate to government agency securities that were sold under agreements to repurchase which will be treated as collateralized financing transactions. Although being pledged as collateral, securities financed through a repurchase agreement remains on Newcastle’s Consolidated Balance Sheets as an asset and cash received from the purchaser is recorded on Newcastle’s Consolidated Balance Sheets as a liability.

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

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at March 31, 2016. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Valuation Allowance (Reversal)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$37,200	$19,433	$—	3	8.00%	8.27%	0.1	100.0%	$17,767
Corporate Bank Loans	209,317	135,642	2,192	4	22.47%	18.30%	0.8	—%	45,687
Total Real Estate Related and other Loans Held-for-Sale, Net	$246,517	$155,075	$2,192	7	20.65%	16.79%	0.7	15.1%	$63,454

Residential Mortgage Loans Held-for-Sale, Net (D)	$780	$446	$6	3	64.76%	2.83%	1.8	100.0%	$628

Subprime Mortgage Loans Subject to Call Option	$372,874	$372,874

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average life is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of March 31, 2016, $63.5 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at March 31, 2016:

	Outstanding		Number of
Year of Maturity	Face Amount	Carrying Value	Loans
Delinquent (A)	$63,454	$—	4
Period from April 1, 2016 to December 31, 2016	19,433	19,433	1
2017	—	—	—
2018	—	—	—
2019	163,630	135,642	2
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$246,517	$155,075	7

(A)	Includes loans that are non-performing, in foreclosure, or under bankruptcy

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2015	$149,198	$532
Purchases / additional fundings	—	—
Interest accrued to principal balance	8,069	—
Principal paydowns	—	(33)
Valuation (allowance) reversal on loans	(2,192)	(6)
Loss on settlement of loans	—	(47)
Balance at March 31, 2016	$155,075	$446

The following is a rollforward of the related loss allowance.

	Held-For-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2015	$(70,865)	$(251)
Charge-offs	—	—
Valuation (allowance) reversal on loans	(2,192)	(6)
Balance at March 31, 2016	$(73,057)	$(257)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at March 31, 2016:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Northeastern U.S.	$7,967	9.6%	$523	67.1%
Southeastern U.S.	7,754	9.3%	257	32.9%
Southwestern U.S.	3,711	4.5%	—	—%
Foreign	63,454	76.6%	—	—%
	$82,886	100.0%	$780	100.0%
Other (A)	163,631
	$246,517
 (A)    Primarily includes corporate bank loans which are not directly secured by real estate assets.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at March 31, 2016:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$266,657	$382,384	$649,041
Loans subject to call option (carrying value)	$265,833	$107,041	$372,874
Retained bonds (fair value) (B)	$2,847	$—	$2,847

(A)	Average loan seasoning of 128 months and 110 months for Subprime Portfolios I and II, respectively, at March 31, 2016.

(B)
The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. The weighted average yield of the retained bonds was 24.5% as of March 31, 2016. Newcastle’s residual interests were written off in 2010.

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
MARCH 31, 2016
(dollars in tables in thousands, except share data)

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of March 31, 2016:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (“UPB”)	$266,657	$382,384
Weighted average coupon rate of loans	5.49%	4.41%
Delinquencies of 60 or more days (UPB) (A)	$46,954	$106,333
Net credit losses for the three months ended March 31, 2016	$2,663	$3,410
Cumulative net credit losses	$287,987	$367,028
Cumulative net credit losses as a % of original UPB	19.2%	33.7%
Percentage of ARM loans (B)	51.3%	64.2%
Percentage of loans with original loan-to-value ratio >90%	10.7%	15.8%
Percentage of interest-only loans	1.7%	3.5%
Face amount of debt (C)	$261,833	$382,384
Weighted average funding cost of debt (D)	0.81%	0.70%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I and overcollateralization of $0.8 million on Subprime Portfolio I at March 31, 2016.

(D)	Includes the effect of applicable hedges, if any.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the three months ended March 31, 2016 and 2015.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate related to its Golf business:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$90,324	$—	$90,324	$90,324	$—	$90,324
Buildings and improvements	143,319	(32,201)	111,118	142,558	(29,053)	113,505
Furniture, fixtures and equipment	27,566	(18,320)	9,246	25,984	(17,189)	8,795
Capital leases - equipment	13,464	(2,530)	10,934	12,752	(1,970)	10,782
Construction in progress	3,708	—	3,708	4,501	—	4,501
Total Investments in Real Estate	$278,381	$(53,051)	$225,330	$276,119	$(48,212)	$227,907

In January 2016, the lease on a golf property in Oregon expired and the Golf business exited the property.

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its Golf business:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(52)	$648	$700	$(47)	$653
Leasehold intangibles (A)	49,861	(10,931)	38,930	49,962	(9,817)	40,145
Management contracts	36,222	(8,534)	27,688	36,500	(7,911)	28,589
Internally-developed software	800	(360)	440	800	(320)	480
Membership base	5,236	(1,683)	3,553	5,236	(1,496)	3,740
Nonamortizable liquor license	865	—	865	865	—	865
Total Intangibles	$93,684	$(21,560)	$72,124	$94,063	$(19,591)	$74,472

(A)	The amortization expense for leasehold intangibles is reported in operating expense - golf in the Consolidated Statements of Operations.

Intangible assets are amortized on a straight-line basis over the following estimated useful lives: 30 years for trade name; 1-26 years for leasehold intangibles and management contracts; 5 years for internally-developed software and 7 years for the membership base.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

9. RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle’s receivables and other assets:

	March 31, 2016	December 31, 2015
Accounts receivable, net	$9,482	$9,889
Prepaid expenses	3,840	3,205
Interest receivable	1,092	1,142
Deposits	7,457	7,437
Inventory	5,277	5,057
Derivative assets	165	127
Miscellaneous assets, net	11,785	11,157
Total Receivables and Other Assets	$39,098	$38,014

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

10.   DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations at March 31, 2016:

										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Floating Rate Face Amount
Other Bonds and Notes Payable
Mezzanine Note Payable	Oct 2015	$11,660	$11,575	Oct 2016	LIBOR+3.00%		6.38%	0.6	$11,660	$19,433	$19,433	$19,433	0.3	$19,433
		11,660	11,575				6.38%	0.6	11,660	19,433	19,433	19,433	0.3	19,433
Repurchase Agreements (C)
FNMA/FHLMC Securities	Mar 2016	352,049	352,049	Apr 2016	0.68%		0.68%	0.1	—	347,478	358,403	364,320	5.6	—
Golf Loans (D)	Aug 2015	68,500	68,325	May 2016	LIBOR+4.00%		5.95%	0.2	68,500	N/A	N/A	N/A	N/A	N/A
		420,549	420,374				1.54%	0.1	68,500	347,478	358,403	364,320	5.6	—
Golf Credit Facilities
Vineyard II	Dec 1993	200	200	Dec 2043	2.11%		2.11%	27.7	200	N/A	N/A	N/A	N/A	N/A
Capital Leases (Equipment)	May 2014 - Mar 2016	11,124	11,124	Sep 2021	3.25% to 16.16%		6.5%	4.3	—	N/A	N/A	N/A	N/A	N/A
		11,324	11,324				6.42%	4.7	200	N/A	N/A	N/A	N/A	N/A
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,223	Apr 2035	7.57%	(E)	7.53%	19.1	—	N/A	N/A	N/A	N/A	N/A
		51,004	51,223				7.53%	19.1	—	N/A	N/A	N/A	N/A	N/A
Subtotal debt obligations		494,537	494,496				2.38%	2.2	$80,360	$366,911	$377,836	$383,753	5.3	$19,433
Financing on subprime mortgage loans subject to call option (F)		372,874	372,874
Total debt obligations		$867,411	$867,370
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of applicable hedges and deferred financing cost.

(C)
These repurchase agreements had $0.6 million of accrued interest payable at March 31, 2016. The counterparties on these repurchase agreements are Citi ($352.0 million) and Credit Suisse ($68.5 million). Newcastle has margin exposures on a total of $420.5 million repurchase agreements related to the financing of FNMA/FHLMC securities and Golf loans. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity. $352.0 million of repurchase agreements were repaid in April 2016 as part of the sale of the FNMA/FHLMC securities.

(D)
The golf repurchase agreement is collateralized by assets of the Golf business. The carrying amount of the golf repurchase agreement is reported net of deferred financing costs of $0.2 million as of March 31, 2016.

(E)	LIBOR +2.25% after April 2016.

(F)	See Note 6 regarding the securitizations of Subprime Portfolio I and II.

In January 2016, Newcastle settled on a trade to sell $350.3 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% for total proceeds of $361.3 million and repaid $348.6 million of repurchase agreements associated with these securities.

In January 2016, Newcastle settled on a trade to purchase $102.7 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% for total proceeds of $105.9 million. This transaction was financed with $102.2 million of repurchase agreements.

On February 26, 2016, Newcastle extended the repurchase agreement on the Golf loans to mature on May 31, 2016, with an option to extend to June 30, 2016. The repurchase agreement bears interest at LIBOR + 4.00%.

In March 2016, Newcastle entered into a trade to sell $347.5 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.9% for total proceeds of $364.3 million and recognized a gain of approximately $5.9 million. Newcastle repaid $352.0 million of repurchase agreements associated with these securities.

In March 2016, Newcastle entered into a trade to purchase $363.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.0% for total proceeds of $381.1 million. This transaction was financed with $366.4 million of repurchase agreements.

For a discussion of bonds payable deconsolidated during the period, see Variable Interest Entities in Note 2.

The Golf business leases certain golf carts and other equipment under capital leases. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36 to 66 months. Certain leases include bargain purchase options at lease expiration.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2016 are as follows:

April 1, 2016 - December 31, 2016	$3,010
2017	3,012
2018	2,997
2019	2,598
2020	1,208
2021	17
Thereafter	—
Total minimum lease payments	12,842
Less: imputed interest	(1,718)
Present value of net minimum lease payments	$11,124

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Newcastle’s non-CDO financings and golf credit facilities contain various customary loan covenants. Newcastle was in compliance with all of these covenants as of March 31, 2016.

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle’s accounts payable, accrued expenses and other liabilities:

	March 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$26,552	$26,966
Deferred revenue	28,299	33,926
Security deposit payable	9,225	5,975
Unfavorable leasehold interests	5,109	5,485
Derivative liabilities	1,063	684
Accrued rent	2,957	3,135
Due to affiliates	892	892
Miscellaneous liabilities	11,165	11,876
Total Accounts Payable, Accrued Expenses and Other Liabilities	$85,262	$88,939

12.	DERIVATIVES

Newcastle’s derivative instruments are comprised of interest rate swaps and TBAs. Derivative assets with a fair value of $0.2 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively, were recorded within receivables and other assets on the Consolidated Balance Sheets. Derivative liabilities with a fair value of $1.1 million and $0.7 million as of March 31, 2016 and December 31, 2015, respectively, were recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended March 31,
	Income Statement Location	2016	2015
Cash flow hedges
Deferred hedge gain reclassified from Accumulated Other Comprehensive Income (“AOCI”) into earnings	Interest expense	$20	$19
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	—	(708)
Amount of unrealized gain (loss) recognized in Other Comprehensive Income on derivatives (effective portion)	N/A	—	(33)

Non-hedge derivatives
Unrealized gain recognized related to interest rate swaps	Other income (loss), net	$—	$292
Unrealized loss recognized related to TBAs	Other income (loss), net	(341)	(1,321)
Realized loss on settlement of TBAs	Gain (loss) on settlement of investments, net	(7,536)	(4,871)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

As of March 31, 2016 and December 31, 2015, Newcastle had zero and less than $0.1 million, respectively, of expected reclassification of deferred hedges from AOCI into earnings over the next 12 months.

13.   FAIR VALUE

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of Newcastle’s financial instruments at March 31, 2016:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$12,638	$12,638	Broker/counterparty quotations, pricing services, pricing models
Real estate securities, pledged as collateral	381,206	381,206	Broker/counterparty quotations, pricing services
Real estate related and other loans, held-for-sale, net	155,075	171,147	Broker/counterparty quotations, pricing services, pricing models
Residential mortgage loans, held-for-sale, net	446	482	Broker/counterparty quotations, pricing models
Subprime mortgage loans subject to call option (B)	372,874	372,874	(B)
Restricted cash	3,898	3,898
Cash and cash equivalents	32,126	32,126
Non-hedge derivative assets (C)	165	165	Counterparty quotations, pricing services

Liabilities
Other bonds and notes payable (D)	$11,575	$11,660	Counterparty quotations, market comparables
Repurchase agreements	420,374	420,549	Counterparty quotations, market comparables
Credit facilities and obligations under capital leases	11,324	11,324	Pricing models
Financing of subprime mortgage loans subject to call option (B)	372,874	372,874	(B)
Junior subordinated notes payable	51,223	22,265	Pricing models
Non-hedge derivative liabilities (C)	1,063	1,063	Counterparty quotations, pricing services

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

(D)
Newcastle notes that the unrealized gain on the liabilities within such structures cannot be fully realized. Assets held within non-recourse structures are generally not available to satisfy obligations outside of such financings, except to the extent Newcastle receives net cash flow distributions from such structures. Furthermore, creditors or beneficial interest holders of these structures have no recourse to the general credit of Newcastle. Therefore, Newcastle’s exposure to the economic losses from such structures is limited to its invested equity in them and economically their book value cannot be less than zero. As a result, the fair value of Newcastle’s net investments in these non-recourse financing structures is equal to the present value of their expected future net cash flows.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
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

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or management’s good faith estimate, and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of Newcastle’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, Newcastle has estimated the fair value of these illiquid instruments based on internal pricing models or quotations subject to Newcastle’s controls described below.

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
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
CMBS	$—	$—	$—	$—	$—
Non-Agency RMBS	2,847	—	2,847	—	2,847
CDO (A)	9,791	—	—	9,791	9,791
Real estate securities, available-for-sale total	$12,638	$—	$2,847	$9,791	$12,638

Real estate securities, pledged as collateral:
FNMA/FHLMC	$381,206	$381,206	$—	$—	$381,206
Real estate securities, pledged as collateral total	$381,206	$381,206	$—	$—	$381,206

Derivative assets:
TBAs, not treated as hedges	$165	$165	$—	$—	$165
Derivative assets total	$165	$165	$—	$—	$165

Liabilities
Derivative liabilities:
TBAs, not treated as hedges	$1,063	$1,063	$—	$—	$1,063
Derivative liabilities total	$1,063	$1,063	$—	$—	$1,063

(A)	Represents non-consolidated CDO securities, excluding 13 securities with zero value, which had an aggregate face amount of $192.0 million as of March 31, 2016.

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by Newcastle for assets and liabilities measured at fair value on a recurring basis as of March 31, 2016. This table excludes inputs used to measure fair value that are not developed by Newcastle, such as broker prices and other third-party pricing service valuations.

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
CDO	$—	$9,791	12.4%	4.6%	18.1%	32.3%
Total	$—	$9,791

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
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

The prepayment speed vector specifies the percentage of the collateral balance that is expected to voluntarily pay off at each point in the future. The prepayment speed vector is based on projections from a widely published investment bank model which considers factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan level basis. This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports and market data services.

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

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2016 as follows:

	CMBS	Non-Agency RMBS	Equity/Other Securities	Total
Balance at December 31, 2015	$39,684	$9,619	$9,731	$59,034
Transfers
Transfers into Level 3	—	—	—	—
CDO VI deconsolidation	(37,179)	(6,710)	—	(43,889)
Total gains (losses) (A)
Included in net income (B)	(110)	—	—	(110)
Included in other comprehensive income (loss)	(658)	(23)	60	(621)
Amortization included in interest income	879	123	—	1,002
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	—	—
Proceeds from repayments	(2,616)	(162)	—	(2,778)
Balance at March 31, 2016	$—	$2,847	$9,791	$12,638

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(B)	These gains (losses) are recorded in the following line items in the Consolidated Statements of Operations:

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Three Months Ended March 31, 2016
Gain (loss) on settlement of investments, net	$—
OTTI	(110)
Total	$(110)

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

The following tables summarize certain information for real estate related and other loans as of March 31, 2016:

			Significant Input
			Range		Weighted Average
Loan Type	Carrying Value	Fair Value	Discount Rate	Loss Severity	Discount Rate	Loss Severity
Mezzanine	$19,433	$19,433	0.0%-8.0%	0%-100%	8.0%	47.8%
Bank Loan	135,642	151,714	0.0%-22.5%	0%-100%	22.5%	21.8%
Total Real Estate Related and Other Loans Held-for-Sale, Net	$155,075	$171,147

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
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
MARCH 31, 2016
(dollars in tables in thousands, except share data)

14.   EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in Newcastle’s outstanding options for the three months ended March 31, 2016:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2015	5,421,561	$2.85
Granted (A)	333	3.78
Balance at March 31, 2016	5,421,894	$2.86	6.54

Exercisable at March 31, 2016	5,054,766	$2.78	6.37

(A)	Options granted to a non-employee director upon joining the board of directors.

As of March 31, 2016, Newcastle’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	115,239	5,010,243	5,125,482
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	29,422	266,657	296,079
Issued to the independent directors	—	333	333
Total	144,661	5,277,233	5,421,894
Weighted average strike price	$13.18	$2.57	$2.86

On March 29, 2016, Newcastle declared a quarterly dividend of $0.12 per common share, and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the quarter ended March 31, 2016. Dividends totaling $9.4 million were paid in April 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

B. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations after preferred dividends and noncontrolling interests	$72,024	$(2,207)
Income from discontinued operations, net of tax	—	115
Income (loss) Applicable to Common Stockholders	$72,024	$(2,092)

Denominator:
Denominator for basic earnings per share - weighted average shares	66,654,598	66,424,508
Effect of dilutive securities
Options	1,630,300	—
Denominator for diluted earnings per share - adjusted weighted average shares	68,284,898	66,424,508

Basic earnings per share:
Income (loss) from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$1.08	$(0.03)
Income from discontinued operations per share of common stock	$—	$—
Income (loss) Applicable to Common Stock, per share	$1.08	$(0.03)

Diluted earnings per share:
Income (loss) from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$1.05	$(0.03)
Income from discontinued operations per share of common stock	$—	$—
Income (loss) Applicable to Common Stock, per share	$1.05	$(0.03)

Basic EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. Newcastle’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2016 and 2015, Newcastle had 455,115 and 2,547,086 antidilutive options, respectively. During the three months ended March 31, 2016, Newcastle had 1,630,300 dilutive common stock equivalents resulting from its outstanding options. During the three months ended March 31, 2015, Newcastle had 1,069,463 potentially dilutive common stock equivalents which were excluded due to Newcastle’s loss position. Net income available for common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interests.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

15. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Management Agreement
Newcastle is party to a Management Agreement with FIG LLC, its Manager and an affiliate of Fortress, which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by Newcastle by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the 12 consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors.  Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. For performing these services, Newcastle pays the Manager an annual management fee equal to 1.5% of the gross equity of Newcastle, as defined, including adjustments for return of capital dividends. During the three months ended March 31, 2016 and 2015, Newcastle incurred management fees of $2.6 million and $2.6 million, respectively, under the Management Agreement, which are included in “Management fee to affiliate” in the Consolidated Statements of Operations.
The Management Agreement provides that Newcastle will reimburse the Manager for various expenses incurred by the Manager or its officers, employees and agents on Newcastle’s behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for Newcastle by providers retained by the Manager or, if provided by the Manager’s employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. During the three months ended March 31, 2016 and 2015, Newcastle incurred expense reimbursements of $0.1 million and $0.1 million, respectively, under the Management Agreement, which are included in “Management fee to affiliate” in the Consolidated Statements of Operations. In addition to expense reimbursements for expenses incurred by the Manager, Newcastle is responsible for reimbursing the Manager for certain expenses incurred by Newcastle that are initially paid by the Manager on behalf of Newcastle.
To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the “Incentive Compensation’’) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations (defined as the net income available for common stockholders before Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate and after adjustments for unconsolidated subsidiaries, if any) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the IPO and the value attributed to the net assets transferred to Newcastle by its predecessor, and in any subsequent offerings by Newcastle (adjusted for prior return of capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding. The Manager earned no incentive compensation during the three months ended March 31, 2016 and 2015.

At March 31, 2016, Fortress, through its affiliates, and principals of Fortress, owned 1.0 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options relating to an additional 5.1 million shares of Newcastle’s common stock (Note 14).
At March 31, 2016 and December 31, 2015, due to affiliates was comprised of $0.9 million and $0.9 million, respectively, of management fees and expense reimbursements payable to the Manager.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

Other Affiliated Entities
In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At March 31, 2016, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $266.7 million and $382.4 million, respectively.
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
As of March 31, 2016, Newcastle held on its balance sheet total investments of $149.9 million face amount of real estate securities and related loans issued by affiliates of the Manager. Newcastle earned approximately $8.1 million and $4.5 million of interest on investments issued by affiliates of the Manager for the three months ended March 31, 2016 and 2015, respectively.
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

16.   COMMITMENTS AND CONTINGENCIES

Newcastle is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2016, if any, will not materially affect Newcastle’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

17. INCOME TAXES

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2016	2015
Current:
Federal	$43	$46
State and Local	11	12
Total Current Provision	$54	$58
Deferred:
Federal	$(9)	$(10)
State and Local	(1)	(2)
Total Deferred Provision	$(10)	$(12)

Total Provision for Income Taxes	$44	$46
Provision for income taxes from continuing operations	$44	$46
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2016 are presented below:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$414	$399
Depreciation and amortization	33,957	33,495
Accrued expenses	1,077	2,008
Net operating losses	27,268	22,524
Total deferred tax assets	62,716	58,426
Less valuation allowance	(46,736)	(42,158)
Net deferred tax assets	$15,980	$16,268
Deferred tax liabilities:
Leaseholds	14,940	15,366
Other	934	805
Total deferred tax liabilities	$15,874	$16,171
Net deferred income tax assets (A)	$106	$97

(A)	Recorded in Receivables and Other Assets on the Consolidated Balance Sheets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle had recorded a valuation allowance against a significant portion of its deferred tax assets as of March 31, 2016 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

18.   GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended March 31,
	2016	2015
Gain (loss) on settlement of investments, net
Gain on settlement of real estate securities	$5,917	$5,886
Loss on repayment/disposition of loans held-for-sale	(47)	—
Realized loss on settlement of TBAs	(7,536)	(4,871)
Total Gains (Losses) on Settlement of Investments	$(1,666)	$1,015
Other income (loss), net
Unrealized loss on non-hedge derivative instruments	$(341)	$(1,029)
Loss on lease modifications and terminations	(60)	—
Loss on extinguishment of debt, net	(232)	—
Collateral management fee income, net	232	193
Equity in earnings of equity method investees	371	314
Loss on disposal of long-lived assets	(6)	(183)
Other income	15	191
Total Other Loss	$(21)	$(514)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

19. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended March 31,
Income Components	Location	2016	2015
Net realized gain (loss) on securities
(Impairment) reversal	Portion of other-than-temporary impairment on securities recognized in other comprehensive income	$(54)	$296
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	5,917	5,886
		$5,863	$6,182
Net realized gain (loss) on derivatives designated as cash flow hedges
Amortization of deferred gain	Interest expense	20	19
Loss reclassified from AOCI into income, related to effective portion	Interest expense	—	(708)
		$20	$(689)

Total reclassifications		$5,883	$5,493

20.   OTHER-THAN-TEMPORARY-IMPAIRMENT

The following table summarizes the amounts Newcastle recorded in the Statement of Operations:

	Three Months Ended March 31,
	2016	2015
Debt securities	$110	$48
Total impairment expense	$110	$48

21.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its Consolidated Statement of Cash Flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Three Months Ended March 31,
	2016	2015
Restricted cash generated from paydowns on securities and loans	$2,310	$42,745
Restricted cash used for repayments of CDO and other bonds payable	$2,748	$13,704
CDO VI deconsolidation:
Real estate securities	$43,889	$—
Restricted cash	$67	$—
CDO and other bonds payable	$105,423	$—

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

22.   SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to March 31, 2016 through the issuance of these Consolidated Financial Statements.

In April 2016, Newcastle settled on a trade to sell $347.5 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.9% of par for total proceeds of $364.3 million and repaid $352.0 million of repurchase agreements associated with these securities (see Note 5).

In April 2016, Newcastle settled on a trade to purchase $363.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.0% of par for total proceeds of $381.1 million. This transaction was financed with $366.4 million of repurchase agreements (see Note 5).

In April 2016, Newcastle sold a mezzanine loan with a face amount of $19.4 million at par. Newcastle subsequently repaid $11.7 million of notes payable that was collateralized by the loan.

On May 10, 2016, the option on the repurchase agreement on the Golf loans was exercised to extend the maturity to June 30, 2016 (see Note 10).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2016
(dollars in tables in thousands, except share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Newcastle Investment Corp. (and its subsidiaries, “Newcastle” or the “Company”). The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herein, and with Part II, Item 1A. “Risk Factors.”

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

Our debt business consists of $943.2 million of other real estate securities and assets, following the deconsolidation of CDO VI in March 2016.

Our Golf business includes 85 properties in the United States that we lease, own or manage.  Since the acquisition of our Golf business in December 2013, we have sought to enhance its value by hiring a new senior management team to optimize the portfolio and focus on revenues and earnings growth.  We may also be able to grow the revenues and earnings of our portfolio through new investments to upgrade, reposition and repurpose some of our properties. In addition, we believe our golf portfolio and operations are highly scalable and we could potentially grow the portfolio through acquisitions of other golf properties and related businesses.

We report our business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf properties and facilities (“Golf”), and (iv) corporate.

Revenues attributable to each segment are disclosed below (in thousands):

	Debt Investments
	CDOs	Other Debt	Golf	Corporate	Total
Three Months Ended March 31, 2016
Revenues	$1,097	$19,894	$62,200	$6	$83,197
Inter-segment elimination	—	—	—	—	—
Revenues, net	$1,097	$19,894	$62,200	$6	$83,197
Three Months Ended March 31, 2015
Revenues	$15,922	$12,595	$60,861	$4	$89,382	(A)
Inter-segment elimination	(1,478)	—	—	$—	$(1,478)
Revenues, net	$14,444	$12,595	$60,861	$4	$87,904

(A)	Excludes $0.5 million of revenue included in discontinued operations related to the sale of commercial real estate.

Unless otherwise noted, the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects only the business segments that remain part of our business following the sale of the commercial real estate properties in Beavercreek, OH in 2015.

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

Our ability to execute our business strategy, particularly the growth of our investment portfolio, depends to a significant degree on our ability to obtain additional capital. We have not accessed the capital markets since 2014, and rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

Debt Investments

During 2015 and the first quarter of 2016, both short-term and long-term rates remained at or near historical lows. We project short– and long–term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads increased or “widened” marginally during 2015 and the first quarter of 2016, which had a minimal impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten and to decrease when spreads widen.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

Golf Business

With respect to our Golf business, trends in consumer discretionary spending as well as climate and weather patterns have a significant impact on the markets in which we operate. Our Golf business is subject to seasonal fluctuations caused by significant reductions in golf activities as well as revenue in the first and fourth quarters of each year, due to shorter days and colder temperatures.  Consequently, a significantly larger portion of our revenue from our golf operations is earned in the second and third quarters of our fiscal year. In addition, severe weather patterns can also negatively impact our results of operations.

While consumer spending in the traditional golf industry has generally been declining in recent years, we believe improving economic conditions and improvements in local housing markets has helped and will continue to help drive membership growth and increase the number of golf rounds played.  In addition, we believe growth in related industries, including leisure entertainment, can positively impact our Golf business.

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

The VIEs in which we have a significant interest include our CDOs. We do not have the power to direct the relevant activities of CDO V, as a result of an event of default which allows for us to be removed as collateral manager of this CDO and prevents us from purchasing or selling certain collateral within this CDO, and therefore this CDO is not consolidated as of March 31, 2016. On March 31, 2016, Newcastle sold $11.0 million face amount of NCT 2013-VI Class I-MM-2. As a result of this sale, Newcastle was no longer deemed to be the primary beneficiary and deconsolidated CDO VI.

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

See Note 13 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for information regarding the fair value of our investments, and respective estimation methodologies as of March 31, 2016.

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

We generally classify non-binding broker and pricing service quotations we receive as level 3 inputs. Such quotations are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and “not actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $384.1 million carrying value of securities valued using quotations as of March 31, 2016, a 100 basis point change in credit spreads would impact estimated fair value by approximately $21.1 million.

Our estimation of the fair value of level 3 assets valued using internal models (as described below) involves significant judgment. We validated the inputs and outputs of our models by comparing them to available independent third party market parameters and models for reasonableness, as well as historical performance. We believe the assumptions we used are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. In the period ended March 31, 2016, the inputs to our models, including discount rates, prepayment speeds, default rates and severity assumptions, have generally remained consistent with the assumptions used at December 31, 2015.

For securities valued with internal models, which have an aggregate fair value of $9.8 million as of March 31, 2016, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

CDO
Outstanding face amount	$14,699

Fair value	$9,791

Effect on fair value with 10% unfavorable change in:
Discount rate	$(333)
Prepayment rate	$(2)
Default rate	$12
Loss severity	$(8)

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

We do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of March 31, 2016, we had no securities that had been downgraded during the three months ended March 31, 2016. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale, except when a paydown or sale has happened in the period. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 6 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements.”

Acquisition Accounting

In connection with an acquisition of a business, assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values as of the acquisition date. In measuring the fair value of net tangible and identified intangible assets acquired, management uses information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and independent appraisals. The determination of fair value involves the use of significant judgment and estimation.

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

Recent Accounting Pronouncements

See Note 2 to Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Interest income	$21,039	$27,078	$(6,039)	(22.3)%
Interest expense	(13,534)	(16,727)	(3,193)	(19.1)%
Net interest income	7,505	10,351	(2,846)	(27.5)%

Impairment (Reversal)
Valuation allowance on loans	2,198	357	1,841	515.7%
Other-than-temporary impairment on securities and other investments, net	110	48	62	129.2%
Total impairment	2,308	405	1,903	469.9%
Net interest income after impairment	5,197	9,946	(4,749)	(47.7)%

Operating Revenues	62,158	60,826	1,332	2.2%

Other Income (Loss)
Gain (loss) on settlement of investments, net	(1,666)	1,015	(2,681)	(264.1)%
Gain on deconsolidation	82,130	—	82,130	N.M.
Other income (loss), net	(21)	(514)	493	N.M.
Total other income	80,443	501	79,942	N.M.
Expenses
Loan and security servicing expense	37	96	(59)	(61.5)%
Operating expense - golf (including repairs and maintenance expense)	56,605	54,937	1,668	3.0%
Cost of sales - golf	6,211	6,053	158	2.6%
General and administrative expense (including acquisition and transaction expense)	2,900	1,713	1,187	69.3%
Management fee to affiliate	2,675	2,668	7	0.3%
Depreciation and amortization	6,031	6,753	(722)	(10.7)%
Total expenses	74,459	72,220	2,239	3.1%

Income (loss) from continuing operations before income tax	$73,339	$(947)	$74,286	N.M.
N.M. – Not meaningful.

Interest Income

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Interest income decreased by $6.0 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to: (i) a $1.9 million net decrease as a result of the sales and paydowns of real estate related loans in CDOs VIII and IX , (ii) a $4.5 million decrease as a result of the sales and paydowns of real estate securities in CDOs VI, VIII and IX, (iii) a decrease of $0.6 million due to lower balances on Agency RMBS, and (iv) a decrease of $0.6 million as a result of lower notional on our subprime mortgage loan call option. These were offset by an increase of $1.6 million related to additional paid in kind (“PIK”) interest earned on real estate related loans.

Interest Expense

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Interest expense decreased by $3.2 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to: (i) a $1.0 million decrease in swap interest expense as there were no interest rate swaps in 2016,
(ii) a $2.1 million decrease as a result of the golf debt that was repurchased in August 2015, (iii) a decrease of $1.1 million due to lower balances of CDO bonds payable, and (iv) a decrease of $0.6 million as a result of lower notional on the financing of our subprime mortgage loan call option. These were offset by (i) an increase of $1.1 million due to the financing of the golf debt that was repurchased in August 2015, (ii) an increase of $0.3 million due to higher financing rates associated with repurchase agreements on our Agency RMBS, and (iii) an increase of $0.2 million associated with the financing of a real estate related loan in October 2015.

Valuation Allowance on Loans

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The valuation allowance on loans increase of $1.8 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to an increase in the allowance related to a real estate related loan.

Other-than-temporary Impairment on Securities and Other Investments, Net

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

There was no significant change in other-than-temporary impairments during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Operating Revenues

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Operating revenues increased by $1.3 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to an increase of $1.0 million as a result of the introduction of The Players Club program (as described under “–Golf Investments—Public Properties” below), which increased driving range revenues at public golf courses and an increase of $0.5 million due to increases in private event revenues. This was offset by a decrease of $0.2 million in golf course operations due to lease terminations in 2015 and 2016.

Gain (Loss) on Settlement of Investments, Net

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The net gain (loss) on settlement of investments decreased by $2.7 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. During the three months ended March 31, 2016, we recorded a gain of $5.9 million on the sale of Agency RMBS, offset by $7.6 million of losses associated with the settlement of derivatives. During the three months ended March 31, 2015, we recorded a gain of $5.9 million on the sale of Agency RMBS which was offset by $4.9 million of losses associated with the settlement of derivatives.

Gain on Deconsolidation

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The gain on deconsolidation of $82.1 million during the three months ended March 31, 2016 is related to the deconsolidation of CDO VI. There were no deconsolidations during the three months ended March 31, 2015.

Other Income (Loss), Net

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Other income (loss), net increased by $0.5 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily related to the mark-to-market on the value of derivatives.

Loan and Security Servicing Expense

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

There was no significant change in loan and security servicing expense during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Operating Expenses - Golf (including Repairs and Maintenance Expense)

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Operating expenses - golf increased by $1.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increased payroll expense as a result of increases to California’s minimum wage, higher commissions paid from additional sales of memberships and increases in other payroll-related costs.

Cost of Sales - Golf

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

There was no significant change in cost of sales - golf during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

General and administrative expense increased by $1.2 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to higher accounting and legal related expenses.

Management Fee to Affiliate

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

There was no significant change in management fee to affiliate during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Depreciation and Amortization

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Depreciation and amortization decreased by $0.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to certain golf assets being fully depreciated in 2015 from scheduled lease expirations.

Golf Segment Results

Comparison of Golf Results of Operations for the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Golf course operations	$38,719	$38,954	$(235)	(0.6)%
Sales of food and beverages - golf	13,561	13,012	549	4.2%
Other golf revenue	9,878	8,860	1,018	11.5%
Interest income	42	35	7	20.0%
Total revenues	62,200	60,861	1,339	2.2%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	56,605	54,937	1,668	3.0%
Cost of sales - golf	6,211	6,053	158	2.6%
General and administrative expense (including acquisition and transaction expense)	979	285	694	243.5%
Depreciation and amortization	6,031	6,753	(722)	(10.7)%
Interest expense	2,665	3,619	(954)	(26.4)%
Total expenses	72,491	71,647	844	1.2%

Other income (loss), net	(284)	8	(292)	N.M.

Loss from continuing operations before income tax	$(10,575)	$(10,778)	$203	1.9%
N.M. – Not meaningful.

Golf Course Operations
Three months ended March 31, 2016 compared to the three months ended March 31, 2015

There was no significant change in golf course operations during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Sales of Food and Beverages - Golf

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Sales of food and beverages - golf increased by $0.5 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increases in private event revenues and new marketing programs offering various all-inclusive packages at certain golf properties.
Other Golf Revenue
Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Other golf revenue increased by $1.0 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the introduction of The Players Club program, which increased driving range revenues at public golf properties.

Interest Income
Three months ended March 31, 2016 compared to the three months ended March 31, 2015

There was no significant change in interest income during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Operating Expenses - Golf (including Repairs and Maintenance Expense)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Operating expenses - golf increased by $1.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increased payroll expense as a result of increases to California’s minimum wage, higher commissions paid from additional sales of memberships and increases in other payroll-related costs.

Cost of Sales - Golf

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

There was no significant change in cost of sales - golf during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
General and Administrative Expense (including Acquisition and Transaction Expense)
Three months ended March 31, 2016 compared to the three months ended March 31, 2015

General and administrative expense increased by $0.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to higher accounting and legal related expenses.
Depreciation and Amortization
Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Depreciation and amortization decreased by $0.7 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations.
Interest Expense
Three months ended March 31, 2016 compared to the three months ended March 31, 2015
Interest expense decreased by $1.0 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a $2.1 million decrease as a result of the golf debt that was repurchased in August 2015, partially offset by an increase of $1.1 million due to the golf repurchase agreement that was entered into in August 2015.
Other Income (Loss), Net
Three months ended March 31, 2016 compared to the three months ended March 31, 2015

There was no significant change in other income (loss) during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we believe we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next 12 months, we expect that our cash on hand combined with our cash flows provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, capital expenditures, hedging activity, potential margin calls and operating expenses. In addition, we may have additional cash requirements with respect to incremental investments. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets. We continually monitor market conditions for financing opportunities, and at any given time, we may be enter into or pursue one or more of the transactions described above.
These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations,” as well as Part II, Item 1A. “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) amortization of favorable and unfavorable leasehold intangibles from the acquisition of the Golf business in December 2013, (iii) accretion of the Golf membership liabilities in interest expense, (iv) amortization of prepaid golf member dues, (v) gains and losses from sales of assets, (vi) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (vii) unrealized gains or losses on our non-hedge derivatives, (viii) the non-cash gains or losses associated with our early extinguishment of debt, (ix) the non-cash gains on deconsolidation, (x) depreciation and amortization on our investments, and (xi) net income (loss) generated within CDOs that have failed their over collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf related real estate and operations.  The Company has paid common dividends of $8.0 million and preferred dividends of $1.4 million thus far in fiscal year 2016.  For the three months ended March 31, 2016, the Company reported net cash used in operating activities of $9.3 million and net cash used in investing activities of $6.8 million, and cash and cash equivalents of $32.1 million as of March 31, 2016.  The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.  See Part II, Item IA.“Risk Factors-Risks Related to Our REIT Status and the 1940 Act” for more information.

 REIT Distribution Requirements

To maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. As of December 31, 2015, we estimate a loss carryforward, inclusive of net operating loss and capital loss, of approximately $528.0 million. These net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary taxable income and capital gain, for up to 20 years and 5 years, respectively. As a result, we do not believe that there will be any additional REIT distribution requirements for the year ended December 31, 2015. In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards to reduce our future taxable income and potentially increases our related REIT distribution requirement. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year or future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of May 3, 2016 are set forth below:

•	Cash – We had approximately $16.6 million cash to invest;

•
Margin Exposure and Recourse Financings – We have margin exposure on $366.4 million repurchase agreements related to the financing of FNMA/FHLMC securities and a $67.3 million repurchase agreement related to the financing of the acquisition of Golf debt. The mezzanine note payable was repaid in April 2016. See Note 22 to Part I, Item 1. “Financial Statements” for additional information.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

	May 3, 2016	March 31, 2016	December 31, 2015
FNMA/FHLMC securities	$366,433	$352,049	$348,625
Golf loans	67,250	68,500	70,000
Mezzanine note payable	—	11,660	11,660
Total recourse financings outstanding face amount	$433,683	$432,209	$430,285

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

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A., “Risk Factors” below.

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at March 31, 2016 (dollars in thousands).

	Outstanding Face Amount	Amortized Cost Basis (A)	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value	Number of Investments	Credit (B)	Weighted Average Life (years) (C)
Debt Investment
Commercial Assets (D)
Mezzanine Loans	$37,200	$19,433	2.3%	$19,433	$19,433	3	81%	0.1
CDO Securities (E)	14,699	—	—%	9,791	9,791	2	C	4.0
Other Investments (F)	20,965	20,965	2.4%	20,965	20,965	1	—	—
Total Commercial Assets	72,864	40,398	4.7%	50,189	50,189			1.2

Residential Assets
Residential Loans	780	446	0.1%	482	446	3	—	1.8
Non-Agency RMBS	4,000	686	0.1%	2,847	2,847	1	C	10.6
Real Estate ABS Small Business Loans	8,464	—	—%	—	—	1	C	0.0
	13,244	1,132	0.2%	3,329	3,293			3.3
FNMA/FHLMC	363,080	381,124	44.5%	381,206	381,206	4	AAA	6.3
Total Residential Assets	376,324	382,256	44.7%	384,535	384,499			6.2

Corporate Assets
Corporate Bank Loans	209,317	135,642	15.9%	151,714	135,642	4	NR	0.8
Total Corporate Assets	209,317	135,642	15.9%	151,714	135,642			0.8

Total Debt Investments	658,505	558,296	65.3%	$586,438	570,330			4.1
Golf Investments
Golf Investment (G)	372,065	297,454	34.7%		297,454

Total Portfolio/Weighted Average	$1,030,570	$855,750	100.0%		$867,784

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (H)					$372,874
Cash and restricted cash					36,024
Receivables from brokers, dealers and clearing organizations					364,320
Other					39,098
GAAP total assets					$1,680,100

WA – Weighted average, in all tables.
NR – Not rated, in all tables.

See notes to table on next page.

(A)	Net of impairment.

(B)
Credit represents the weighted average of minimum rating for rated assets, the loan-to-value ratio (based on the appraised value at the time of purchase or refinancing) for non-rated commercial assets. Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Weighted average life is based on the timing of expected principal reduction on the asset.

(D)	Excludes 2 CMBS investments with zero carrying value, which had an aggregate face amount of $10.3 million.

(E)	Represents non-consolidated CDO securities, excluding 13 securities with zero value, which had an aggregate face amount of $192.0 million.

(F)	Represents an equity investment in a real estate owned property.

(G)
Face amount of the golf investment represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization. Basis amount of the golf investments represents carrying value including intangibles.

(H)
Our subprime mortgage loans subject to call option are excluded from the statistics because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the Consolidated Balance Sheets.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at March 31, 2016:

Weighted average asset yield	8.17%
Weighted average funding cost	0.86%
Net interest spread	7.31%

The net interest spread decreased from 7.36% at December 31, 2015 to 7.31% at March 31, 2016 primarily due to the deconsolidation of CDO VI during the three months ended March 31, 2016.

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

Mezzanine Loans

Asset Type	Loan Count	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Carrying Value/Fair Value	Weighted Average First Dollar Loan to Value (A)	Weighted Average Last Dollar to Loan Value (A)	Delinquency (B)
Mezzanine Loans	3	$37,200	$19,433	100.0%	$19,433	64.0%	81.0%	47.8%
Total/WA	3	$37,200	$19,433	100.0%	$19,433	64.0%	81.0%	47.8%

(A)	Loan to value is based on the appraised value at the time of purchase or refinancing.

(B)	The percentage of underlying loans that are non-performing, in foreclosure, under bankruptcy filing or considered real estate owned.

CDO Securities

See Note 5 to Part I, Item 1. “Financial Statements” for information about our CDO securities.

Residential Loans

Deal	Loan Count	Outstanding Face Amount	Amortized Cost Basis(A)	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value(A)	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Residential Loans	3	$780	$446	100.0%	$482	$446	1.8	$945	80.5%	—%

(A)	Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans.

(B)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

Non-Agency RMBS (A)

See Note 5 to Part I, Item 1. “Financial Statements” for additional information about our Non-Agency RMBS.

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (C)	3 Month CPR (D)	Delinquency (E)	Cumulative Losses to Date
2006	10.7	0.18	9.5%	16.5%	19.1%
Total / WA	10.7	0.18	9.5%	16.5%	19.1%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our Consolidated Financial Statements included herein.

(B)	The year in which the securities were issued.

(C)	The ratio of original unpaid principal balance of loans still outstanding.

(D)	Three month average constant prepayment rate.

(E)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

Agency ARM RMBS (FNMA/FHLMC Securities)

See Note 5 to Part I, Item 1. “Financial Statements” for information about Agency RMBS activity during 2016.

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value
Resorts	NR	3	$195,620	$133,862	98.7%	$149,934	$133,862
Restaurant	NR	1	13,697	1,780	1.3%	1,780	1,780
Total / WA	NR	4	$209,317	$135,642	100.0%	$151,714	$135,642

(A)
Ratings provided above were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of March 31, 2016.

Intrawest Loan (included in the Resorts section of the table above)

In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new loan to Intrawest Cayman L.P. and its subsidiaries (“Intrawest”), which is a portfolio company of private equity funds managed by an affiliate of our Manager. In addition, Mr. Edens is a director of Intrawest and has an indirect ownership interest in Intrawest. Interest on the loan is accrued and deferred until maturity in 2019. As of December 31, 2013, the face amount of this investment was $185.6 million.  In December 2013, we consented to a modification of the collateral for our investment in order to facilitate an initial public offering of Intrawest. In January 2014, Intrawest completed a $37.5 million primary offering and a $150.0 million secondary offering. Following Intrawest’s public offerings, we received total cash of $83.3 million, which reduced the face amount of our loan to $99.4 million.  In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.50%.  As a result of the accrued and deferred interest, the face amount of the loan has increased to $149.9 million as of March 31, 2016. Interest accrued on the loan accounts for a significant portion of our interest income and Core Earnings (as defined in Part I, Item 2. Contractual Obligations “Core Earnings”). We could be adversely affected if we are unable to recover our investment in the loan.

Golf Investments

In December 2013, we restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). National Golf owns 27 golf properties across eight states, and leases these properties to American Golf Corporation (“American Golf”), an affiliated operating company. As of March 31, 2016, American Golf also leased 48 golf properties and managed 10 golf properties owned by third parties. As part of the transaction, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore consolidated these entities as of December 31, 2013. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

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

Managed Properties - Our 10 managed properties are properties that American Golf manages pursuant to a management agreement with the owner. We will recognize revenue from these properties in an amount equal to the respective management fee.

In January 2016, the lease on a golf property in Oregon expired and the Golf business exited the property.

The following table summarizes certain information about our golf properties as of March 31, 2016:

	Number of Properties	Number of Golf Holes
Leased
Public	43	801
Private	5	144
Total Leased	48	945
Owned
Public	12	234
Private	15	306
Total Owned	27	540
Managed	10	162
Total	85	1,647

Location
California	53	1,017
Florida	1	54
Georgia	10	171
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	5	108
Oklahoma	3	54
Oregon	2	36
Tennessee	2	36
Texas	3	54
Washington	1	18
	85	1,647

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 10 to our Consolidated Financial Statements included herein, existing at March 31, 2016 had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2016 through December 31, 2016	$13,971	$420,549	$434,520
2017	2,514	—	2,514
2018	2,669	—	2,669
2019	2,442	—	2,442
2020	1,172	—	1,172
2021	16	—	16
Thereafter	373,074	51,004	424,078
Total	$395,858	$471,553	$867,411

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, including the Other Bonds Payable, such collateral is not available to other creditors of ours.

The financing of our Golf business as well as our other non-CDO debt obligations, contain various customary loan covenants. We were in compliance with all of the covenants in these financings as of March 31, 2016. In addition, as of March 31, 2016, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and to finance the acquisition of Golf debt. All of the repurchase agreements have full recourse to Newcastle.

		Three Months Ended March 31, 2016
	Outstanding Face Amount at March 31, 2016	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$352,049	$351,902	$353,535	0.68%
Golf Loans	$68,500	$69,621	$70,000	4.10%

The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC repurchase agreements and the Golf loans repurchase agreement were 4% and 77%, respectively, as of March 31, 2016.

Equity

Common Stock

At March 31, 2016, we had 66,654,598 shares of common stock outstanding.

On May 7, 2015, and pursuant to the anti-dilution provisions of the 2014 Newcastle Nonqualified Stock Option and Incentive Plan (the “2014 Plan”), 2012 Newcastle Nonqualified Stock Option and Incentive Plan (the “2012 Plan”), and Newcastle Nonqualified Stock Option and Incentive Award Plan (the “Newcastle Option Plan”), Newcastle’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance of additional options which were determined so as to compensate for the loss in value that would have otherwise occurred as a result of the 2014 return of capital distributions. As a result of this adjustment, options relating to a total of 178,740 shares were issued on May 7, 2015 at a strike price of $1.00.

See Note 14 to Part I, Item 1. “Financial Statements” for information on our outstanding options as of March 31, 2016.

Common Stock Dividends Paid

		Amount
Declared for the Quarter Ended	Paid	Per Share
March 31, 2016	April 2016	$0.12

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2016	January 2016	$0.609	$0.503	$0.523
April 30, 2016	April 2016	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the three months ended March 31, 2016, our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss), December 31, 2015	$20	$33,277	$33,297
Net unrealized gain on securities	—	5,301	5,301
Reclassification of net realized gain on securities into earnings	—	(5,863)	(5,863)
Reclassification of net realized gain on deconsolidation of CDO VI	—	(20,682)	(20,682)
Reclassification of net realized gain on derivatives designated as cash flow hedges into earnings	(20)	—	(20)
Accumulated other comprehensive income (loss), March 31, 2016	$—	$12,033	$12,033

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased during the three months ended March 31, 2016 in accumulated other comprehensive income primarily as a result of gains recognized in earnings from the deconsolidation of CDO VI and gains realized in earnings from the sales of FNMA/FHLMC Agency RMBS, partially offset by unrealized gains on securities caused by a net tightening of credit spreads.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow used in operating activities was $9.3 million for the three months ended March 31, 2016 compared to $12.1 million used in operating activities for the three months ended March 31, 2015. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $2.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to lower interest proceeds as a result of the liquidation of CDO VIII and IX in June 2015.

•
Net cash receipts from our other debt portfolios decreased by $0.4 million primarily due to a decrease of approximately $0.6 million of net receipts on our FNMA/FHLMC securities, offest by an increase of $0.2 million of receipts from our unencumbered securities and loans.

•
Operating cash flows from our Golf business increased by $4.7 million primarily due to: (i) the introduction of a new driving range program at public golf properties, (ii) decreased interest expense payments as a result of the golf debt repurchased in August 2015, and (iii) decreased operating expenses as a result of the termination of certain leased golf properties in 2015.

•
Management fees paid increased by approximately $0.8 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to the timing of payments made in the first quarter of 2015.

•
A decrease of approximately $2.2 million in other operating expenses paid during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to expenses incurred at the end of 2014 that were paid in the first quarter of 2015 associated with the spin-off of New Senior Investment Group Inc.

Investing Activities

Investing activities used $6.8 million and provided $28.3 million during the three months ended March 31, 2016 and 2015, respectively. Uses of cash flow from investing activities consisted primarily of investments made in real estate securities, settlement of TBAs, and additions to the golf business. Proceeds from cash flows from investing activities consisted primarily of sale of investments and repayments from loans and securities.

Financing Activities

Financing activities provided $2.6 million and used $33.9 million during the three months ended March 31, 2016 and 2015, respectively. Proceeds of cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, settlement of derivatives, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate, Credit and Spread Risk

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of March 31, 2016, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

•	In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized our Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

•	On June 17, 2011, we deconsolidated CDO V, which is now effectively an off-balance sheet financing.

•	On March 31, 2016, we deconsolidated CDO VI, which is now effectively an off-balance sheet financing.

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

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2016, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2015, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition, we had the following material contractual obligation that we executed during the three months ended March 31, 2016:

•	In February 2016, we signed an amendment to the Golf repurchase agreement to extend the maturity to May 31, 2016 with an option to extend to June 30, 2016.

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

Core Earnings

The following primary variables impact our operating performance: (i) the current yield earned on our investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield we earn from our non-recourse financing structures, (iii) the interest expense and dividends incurred under our recourse debt and preferred stock, (iv) the net operating income on our real estate and golf investments, (v) our operating expenses and (vi) our realized and unrealized gains or losses, net of related provision for income taxes, including any impairment, on our investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of our operating performance excluding the sixth variable listed above. It also excludes depreciation and amortization charges, including the accretion of membership deposit liabilities and the impact of the application of acquisition accounting, acquisition and spin-off related expenses and restructuring expenses. Core earnings is used by management to gauge our current performance without taking into account gains and losses, net of related provision for income taxes, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future economic performance. It is the judgment of management that depreciation and amortization charges are not indicative of operating performance and that acquisition and spin-off related expenses are not part of our core operations. Management believes that the exclusion from core earnings of the items specified above allows investors and analysts to readily identify the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate our current performance using the same measure that management uses to operate the business, which is among the factors considered when determining the amount of distributions to our stockholders.

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

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended March 31,
	2016	2015
Income (loss) applicable to common stockholders	$72,024	$(2,092)
Add (Deduct):
Impairment	2,308	405
Other (income)(A)	(80,072)	(187)
Other (income) loss and other adjustments from discontinued operations(B)	—	11
Depreciation and amortization(C)	8,665	9,471
Acquisition, restructuring and spin-off related expenses(D)	491	38
Core earnings	$3,416	$7,646

(A)
Net of $0.4 million and $0.3 million related to other income from an equity method investment during the three months ended March 31, 2016 and 2015, respectively, and includes $82.1 million gain related to the deconsolidation of CDO VI during the three months ended March 31, 2016.

(B)	Includes depreciation and amortization of less than $0.1 million for the three months ended March 31, 2015.

(C)
Including accretion of membership deposit liabilities of $1.4 million and $1.4 million and amortization of favorable and unfavorable leasehold intangibles of $1.2 million and $1.3 million in the three months ended March 31, 2016 and 2015, respectively. The accretion of membership deposit liabilities was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf.

(D)
Including acquisition and transaction expenses of $0.2 million during the three months ended March 31, 2016 and restructuring expenses of $0.3 million and less than $0.1 million during the three months ended March 31, 2016 and 2015, respectively. The acquisition and transaction costs are recorded to general and administrative expense and restructuring expense was recorded to operating expenses - golf.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may effect our financial position or operating results, please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies.”

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

Furthermore, a period of rising interest rates can negatively impact our return on certain floating rate investments. Although these investments may be financed with floating rate debt, the interest rate on the debt may reset prior to, and in some cases more frequently than, the interest rate on the assets, causing a decrease in return on equity during a period of rising interest rates. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Update on Liquidity, Capital Resources and Capital Obligations” for information on related debt.

As of March 31, 2016, a 100 basis point increase in short term interest rates would decrease our earnings by approximately $0.5 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of March 31, 2016, a 100 basis point change in short term interest rates would impact our net book value by approximately $1.0 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of March 31, 2016, a 25 basis point movement in credit spreads would impact our net book value by approximately $0.4 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 13 to Part I, Item 1. “Financial Statements.” For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2015. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

We note that the values of our investments in real estate securities, loans and derivative instruments are sensitive to changes in market interest rates, credit spreads and other market factors. The value of these investments can vary, and has varied, materially from period to period.

Trends

See Part I, Item 2.“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations” for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are and may become involved in legal proceedings, including but not limited to regulatory investigations and inquiries, in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current and any threatened legal proceedings, if any, to have a material adverse effect on our business, financial position or results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

Our Manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 7, 2016, our board of directors adopted (subject to our stockholders' approval at our 2016 Annual Meeting of Stockholders) the 2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (the “2016 Plan”), which provides for 300,000 shares of our common stock to be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2016 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Newcastle Nonqualified Stock Option and Incentive Plan, the 2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, the 2016 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our Manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

It would be difficult and costly to terminate our management agreement with our Manager.

It would be difficult and costly for us to terminate our management agreement with our Manager. The management agreement may only be terminated annually upon (i) the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a simple majority of the outstanding shares of our common stock, that there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination by a simple majority of our independent directors that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination by accepting a mutually acceptable reduction of fees. Our Manager will be provided 60 days’ prior notice of any such termination and will be paid a termination fee equal to the amount of the management fee earned by the Manager during the 12-month period preceding such termination. In addition, following any termination of the management agreement, the Manager may require us to purchase its right to receive incentive compensation at a price determined as if our assets were sold for their fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we may continue to pay the incentive compensation to our Manager. These provisions may increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

Our investment strategy and asset portfolio have undergone meaningful changes in recent years through spin-offs and other strategic transactions and will continue to evolve in light of existing market conditions and investment opportunities. See “-Risks Related to Our Business-We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity” and “Our Golf business is subject to various risks that could have a negative impact on our financial results.”

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as a Golf business (which we acquired in December 2013), excess mortgage servicing rights (“Excess MSRs”) (which we spun-off in May 2013), media assets (which we spun-off in February 2014) and senior housing properties (which we spun-off in November 2014). Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), or federal tax law. See “-Risks Related to Our REIT Status and the 1940 Act.”

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

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). National Golf owns 27 golf properties across eight states, and leases these properties to American Golf Corporation (“American Golf”), an affiliated operating company. American Golf also leases an additional 48 golf properties and manages 10 properties owned by third parties, respectively. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore began consolidating these entities as of December 31, 2013.

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

In addition, we may be required to make significant cash outlays in connection with initiation fee deposits. Members of our private properties are generally required to pay an initiation fee deposit upon their acceptance as a member and, in most cases, such deposits are fully refundable after a fixed number of years (typically 30 years) and upon the occurrence of other contract-specific conditions. While we will make a refund to any member whose initiation fee deposit is eligible to be refunded, we may be subject to various states’ escheatment laws with respect to initiation fee deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. Moreover, most of the states in which we conduct business hire independent agents to conduct unclaimed and abandoned property audits. We currently do not remit to states any amounts relating to initiation fee deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation fee deposits. The analysis of the potential application of escheatment laws to our initiation fee deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation fee deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

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

One or more of the rating agencies could downgrade some or all of these assets at any time, and any such downgrade could negatively affect-and possibly materially affect-our future cash flows. As of the March 2016 remittance date for CDO VI, this CDO was not in compliance with its applicable over collateralization tests and consequently, we are not receiving residual cash flows from this CDO, other than senior management fees and cash flow distributions from senior classes of bonds we own. Based upon our current calculations, we expect CDO VI to remain out of compliance for the foreseeable future. Moreover, given current market conditions, it is possible that all of our CDOs could be out of compliance with their over collateralization tests as of one or more measurement dates within the next 12 months.

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

Failure of the over collateralization tests can also cause a “phantom income” issue if cash that constitutes income is diverted to pay down debt instead of distributed to us. For more information regarding noncompliance with the terms of certain of our CDO financings in the near future, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in this report. As of March 31, 2016, we no longer have any CDO financings consolidated in our financial statements.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2016, we had $420.5 million outstanding face amount under repurchase agreement financings. These repurchase agreement obligations are with two counterparties.

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

Our investments in debt securities involve special risks. REITs generally are required to invest substantially in real estate or real estate related assets and are subject to the inherent risks associated with real estate related investments discussed in this report. Our investments in debt are subject to the risks described above with respect to mortgage loans and mortgage- backed securities and similar risks, including:

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income, 95% of its capital gain net income plus any undistributed shortfall from prior year (“Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries will generally be subject to corporate level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold some of our investments in TRSs, including the Golf business.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,654,598 shares or our common stock outstanding as of May 3, 2016. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1 †
Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).

2.2 †
Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.2, filed on November 5, 2014).

3.1	Articles of Amendment and Restatement (incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form S-11 (File No. 333-90578), Exhibit 3.1).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Company’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles of Amendment (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 3.1, filed on June 10, 2013).

3.6	Amended and Restated By-laws (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 3.1, filed on May 5, 2006).

3.7	Articles of Amendment (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 3.1, filed on August 19, 2014).

3.8	Articles of Amendment (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 3.1, filed on October 22, 2014).

4.1
Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.2
Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.3
Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Company’s Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).

10.1
Amended and Restated Management and Advisory Agreement by and among the Company and FIG LLC, dated April 25, 2013 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 3, 2013).

10.2
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Company’s Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

10.3
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan (incorporated by reference to Annex A of the Company’s definitive proxy statement for the 2014 annual meeting of stockholders filed on April 17, 2014).

10.4
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of September 17, 2014 (incorporated by reference to the Company’s Report on Form 10-K, Exhibit 10.4, filed on March 2, 2015).

Exhibit Number	Exhibit Description

10.5
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Company’s Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

10.6
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Company’s definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.7
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.8
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.9
Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Company’s Report on Form 10-Q, Exhibit 10.33, filed on October 26, 2012).

10.10
Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therein (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.11
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.12	Form of Indemnification Agreement (incorporated by reference to the Company’s Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.13
Settlement Agreement by and among Newcastle Investment Corp. and BLR Partners LP, and the persons listed on Schedule A thereto, dated as of February 2, 2016 (incorporated by reference to the Company’s Report on Schedule 13D, Amendment No. 2, filed on February 4, 2016).

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
† Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

May 10, 2016

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

May 10, 2016

By:	/s/ Eun Nam
Eun Nam
Interim Chief Accounting Officer

May 10, 2016