Form 10-Q
period 2016-06-30
NEWCASTLE INVESTMENT CORP
filed 2016-08-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common stock, $0.01 par value per share: 66,734,136 shares outstanding as of August 2, 2016.

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate securities, available-for-sale	$12,988	$59,034
Real estate securities, available-for-sale - pledged as collateral	452,815	105,963
Real estate related and other loans, held-for-sale, net	143,526	149,198
Residential mortgage loans, held-for-sale, net	442	532
Subprime mortgage loans subject to call option	362,931	380,806
Investments in real estate, net of accumulated depreciation	228,195	227,907
Intangibles, net of accumulated amortization	69,908	74,472
Other investments	21,339	20,595
Cash and cash equivalents	52,261	45,651
Restricted cash	5,864	4,469
Receivables from brokers, dealers and clearing organizations	373,097	361,341
Receivables and other assets	44,288	38,014
Total Assets	$1,767,654	$1,467,982

Liabilities and Equity
Liabilities
CDO bonds payable	$—	$92,933
Other bonds and notes payable	—	16,162
Repurchase agreements	361,085	418,458
Credit facilities and obligations under capital leases	112,843	11,258
Financing of subprime mortgage loans subject to call option	362,931	380,806
Junior subordinated notes payable	51,221	51,225
Dividends payable	—	8,929
Membership deposit liabilities	86,027	83,210
Payables to brokers, dealers and clearing organizations	453,116	105,940
Accounts payable, accrued expenses and other liabilities	84,792	88,939
Total Liabilities	$1,512,015	$1,257,860

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2016 and December 31, 2015	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,712,338 and 66,654,598 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	667	667
Additional paid-in capital	3,172,619	3,172,370
Accumulated deficit	(2,990,932)	(3,057,538)
Accumulated other comprehensive income	11,971	33,297
Total Newcastle Stockholders’ Equity	255,908	210,379
Noncontrolling interests	(269)	(257)
Total Equity	$255,639	$210,122

Total Liabilities and Equity	$1,767,654	$1,467,982

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$20,421	$24,265	$41,460	$51,343
Interest expense	(12,417)	(16,950)	(25,951)	(33,677)
Net interest income	8,004	7,315	15,509	17,666
Impairment (Reversal)
Valuation allowance on loans	645	4,317	2,843	4,674
Other-than-temporary impairment on securities and other investments	—	9,128	56	9,472
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	—	234	54	(62)
Total impairment	645	13,679	2,953	14,084
Net interest income (loss) after impairment	7,359	(6,364)	12,556	3,582
Operating Revenues
Golf course operations	48,057	48,778	86,776	87,732
Sales of food and beverages - golf	21,612	20,944	35,173	33,956
Other golf revenue	14,815	13,081	24,693	21,941
Total operating revenues	84,484	82,803	146,642	143,629
Other Income (Loss)
Gain (loss) on settlement of investments, net	154	26,776	(1,512)	27,791
Gain on deconsolidation	—	—	82,130	—
Other income (loss), net	(1,102)	2,597	(1,123)	2,083
Total other income (loss)	(948)	29,373	79,495	29,874
Expenses
Loan and security servicing expense	1	118	38	214
Operating expenses - golf	65,499	65,438	122,104	120,375
Cost of sales - golf	9,217	9,108	15,428	15,161
General and administrative expense	3,722	3,487	6,622	5,200
Management fee to affiliate	2,676	2,674	5,351	5,342
Depreciation and amortization	6,484	7,119	12,515	13,872
Total expenses	87,599	87,944	162,058	160,164
Income from continuing operations before income tax	3,296	17,868	76,635	16,921
Income tax expense	138	27	182	73
Income from continuing operations	3,158	17,841	76,453	16,848
Income from discontinued operations, net of tax	—	524	—	639
Net Income	3,158	18,365	76,453	17,487
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Net (income) loss attributable to noncontrolling interests	(112)	49	12	230
Income Applicable to Common Stockholders	$1,651	$17,019	$73,675	$14,927

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income Applicable to Common Stock, per share
Basic	$0.02	$0.26	$1.11	$0.22
Diluted	$0.02	$0.25	$1.07	$0.22
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests
Basic	$0.02	$0.25	$1.11	$0.22
Diluted	$0.02	$0.24	$1.07	$0.21
Income from discontinued operations per share of common stock
Basic	$—	$0.01	$—	$0.01
Diluted	$—	$0.01	$—	$0.01
Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,681,248	66,426,980	66,667,923	66,425,751
Diluted	68,899,515	69,204,717	68,592,206	69,055,495
Dividends Declared per Share of Common Stock	$—	$0.12	$0.12	$0.24

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$3,158	$18,365	$76,453	$17,487
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	2,501	(6,610)	7,802	(2,572)
Reclassification of net realized gain on securities into earnings	(2,563)	(22,694)	(8,426)	(28,876)
Reclassification of net realized gain on deconsolidation of CDO VI	—	—	(20,682)	—
Net unrealized loss on derivatives designated as cash flow hedges	—	(27)	—	(60)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	—	1,248	(20)	1,937
Other comprehensive loss	(62)	(28,083)	(21,326)	(29,571)
Total comprehensive income (loss)	$3,096	$(9,718)	$55,127	$(12,084)
Comprehensive income (loss) attributable to Newcastle stockholders’ equity	$2,984	$(9,669)	$55,139	$(11,854)
Comprehensive income (loss) attributable to noncontrolling interests	$112	$(49)	$(12)	$(230)

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Newcastle Stockholders’ Equity	Noncontrolling Interests	Total Equity (Deficit)
Equity (deficit) - December 31, 2015	2,463,321	$61,583	66,654,598	$667	$3,172,370	$(3,057,538)	$33,297	$210,379	$(257)	$210,122

Dividends declared	—	—	—	—	—	(9,859)	—	(9,859)	—	(9,859)

Issuance of common stock (directors)	—	—	57,740	—	249	—	—	249	—	249

Comprehensive income (loss)

Net income (loss)	—	—	—	—	—	76,465	—	76,465	(12)	76,453

Deconsolidation of net unrealized gain on securities	—	—	—	—	—	—	(20,682)	(20,682)	—	(20,682)

Other comprehensive loss	—	—	—	—	—	—	(644)	(644)	—	(644)

Total comprehensive income (loss)								55,139	(12)	55,127

Equity (deficit) - June 30, 2016	2,463,321	$61,583	66,712,338	$667	$3,172,619	$(2,990,932)	$11,971	$255,908	$(269)	$255,639

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$76,453	$17,487
Adjustments to reconcile net income to net cash (used in) provided by operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	12,515	13,883
Accretion of discount and other amortization	6,412	1,997
Net interest income on investments accrued to principal balance	(16,458)	(11,485)
Amortization of revenue on golf membership deposit liabilities	(401)	(217)
Amortization of prepaid golf membership dues	(13,181)	(13,275)
Non-cash directors’ compensation	249	238
Valuation allowance on loans	2,843	4,674
Other-than-temporary impairment on securities and other investments	110	9,410
Equity in earnings from equity method investments, net of distributions	(745)	(642)
Gain on deconsolidation	(82,130)	—
(Gain) loss on settlement of investments, net	1,400	(27,877)
Unrealized (gain) loss on non-hedge derivatives	1,957	(293)
Loss (gain) on extinguishment of debt, net	380	(489)
Change in:
Restricted cash	(2,214)	(1,055)
Receivables and other assets	(3,852)	(1,765)
Accounts payable, accrued expenses and other liabilities	5,183	(7,270)
Net cash used in operating activities	(11,479)	(16,679)
Cash Flows From Investing Activities
Principal repayments from investments	12,268	112,084
Purchase of real estate securities	(745,196)	(415,917)
Proceeds from sale of investments	745,865	406,269
Payments for settlement of TBAs	(9,945)	—
Acquisition and additions of investments in real estate	(6,540)	(1,934)
Change in restricted cash from investing activities	—	56,774
Funds reserved for capital expenditures	(230)	—
Net cash (used in) provided by investing activities	(3,778)	157,276
Cash Flows From Financing Activities
Repurchases of debt obligations	—	(10,983)
Borrowings under debt obligations	832,174	391,752
Repayments of debt obligations	(790,369)	(462,180)
Margin deposits under repurchase agreements and derivatives	(18,695)	(60,046)
Return of margin deposits under repurchase agreements and derivatives	19,753	60,531
Golf membership deposits received	1,948	2,440
Common stock dividends paid	(15,998)	(15,942)
Preferred stock dividends paid	(2,790)	(2,790)
Payment of deferred financing costs	(3,654)	—
Payments for settlement of derivative instruments	—	(2,555)
Other financing activities	(502)	(348)
Net cash provided by (used in) financing activities	21,867	(100,121)
Net Increase in Cash and Cash Equivalents	6,610	40,476
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	45,651	73,727
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	—	135
Cash and Cash Equivalents, End of Period	$52,261	$114,338

Cash and Cash Equivalents of Continuing Operations, End of Period	$52,261	$114,338
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$—	$930
Common stock dividends declared but not paid	$—	$7,977
Financing costs accrued but not paid	$616	$—
Additions to capital lease assets and liabilities	$4,731	$2,634

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

1.   ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, “Newcastle” or the “Company”) is a Maryland corporation that was formed in 2002. Newcastle focuses on opportunistically investing in, and actively managing, a variety of real estate related and other investments. Newcastle is organized and currently conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. However, certain of our activities are conducted through taxable REIT subsidiaries (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates. Newcastle’s common stock is traded on the New York Stock Exchange under the symbol “NCT.”

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

As of June 30, 2016, Newcastle’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

REVENUE RECOGNITION

Golf Revenues - Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and other activities (consisting primarily of range income, banquets, instruction, and club and other rental income) is generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenues and recognized into revenue ratably over the appropriate period, which is generally 12 months or less. The membership dues are generally structured to cover country club operating costs and membership services.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

Derivative transactions are entered into by Newcastle solely for risk management purposes in the ordinary course of business. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. As of June 30, 2016, Newcastle has no derivative instruments that qualify and are designated as hedging instruments, but has one interest rate cap in the amount of $0.2 million which is not designated as a hedge.

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

Newcastle typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, Newcastle may “roll” its TBA positions, whereby it may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. Newcastle accounts for its TBA transactions as non-hedge instruments, with changes in market value recorded in the Statement of Operations. As of June 30, 2016, Newcastle held five short TBA contracts totaling $788.0 million in notional amount and two long contracts totaling $358.0 million in notional amount of Agency RMBS. As of June 30, 2016 and December 31, 2015, Newcastle funded approximately $2.0 million and $1.0 million, respectively, for margin calls related to TBA contracts.
Newcastle’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. Newcastle seeks to reduce such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties. Newcastle does not require collateral for the derivative financial instruments within its CDO financing structures.

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
JUNE 30, 2016
(dollars in tables in thousands, except share data)

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
Intangibles - Intangible assets and liabilities relating to the Golf business consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to Newcastle when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf property and is amortized over the term of the underlying lease agreement. The management contract intangible represents Newcastle’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued utilizing a discounted cash flow methodology under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents Newcastle’s relationship with its private country club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership.

Amortization of leasehold intangible assets and liabilities is included within operating expenses - golf, and amortization of all other intangible assets is included within depreciation and amortization in the Consolidated Statements of Operations.
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

Other Investment - Newcastle owns 23% of equity interests in a commercial real estate project which is recorded as an equity method investment. As of June 30, 2016 and December 31, 2015, the carrying value of this investment was $21.3 million and $20.6 million, respectively.  Newcastle evaluates its investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the investee, the length of time and the extent to which the market value of the investment has been less than cost and the intent and ability of Newcastle to retain its investment.

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
JUNE 30, 2016
(dollars in tables in thousands, except share data)

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
Investments in CDO Servicing Rights - In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three and six months ended June 30, 2016, Newcastle recorded $0.1 million and $0.2 million, respectively, of servicing rights amortization and no servicing rights impairment. During the three and six months ended June 30, 2015, Newcastle recorded $0.1 million and $0.2 million, respectively, of servicing rights amortization and no servicing rights impairment. As of June 30, 2016 and December 31, 2015, Newcastle’s servicing assets had a carrying value of $0.5 million and $0.7 million, respectively, recorded in receivables and other assets.

Variable Interest Entities (“VIEs”) - Newcastle’s subprime securitizations (see Note 6), CDO V, and CDO VI are considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and no longer receives a significant portion of their returns. Newcastle deconsolidated CDO V as of June 17, 2011 as a result of an event of default which allowed Newcastle to be removed as collateral manager and prevents purchasing and selling of certain collateral within CDO V.

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

The following table presents certain assets of consolidated VIEs which are included in the Consolidated Balance Sheets. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs, and are equal to or in excess of those obligations. Additionally, the assets in the table below exclude intercompany balances that eliminate in consolidation.

	June 30, 2016
	(Unaudited)	December 31, 2015
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$—	$46,392
Subprime mortgage loans subject to call option	362,931	380,806
Restricted cash	—	128
Receivables and other assets	—	77
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$362,931	$427,403

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

	June 30, 2016
	(Unaudited)	December 31, 2015
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$—	$92,933
Other bonds and notes payable	—	4,672
Financing of subprime mortgage loans subject to call option	362,931	380,806
Accounts payable, accrued expenses and other liabilities	—	29
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$362,931	$478,440

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

As of June 30, 2016, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities (e.g., if Newcastle were to own a majority of the currently controlling class). In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

The following represents Newcastle's unconsolidated VIEs at June 30, 2016, in addition to the subprime securitizations which are described in Note 6:

Entity	Gross Assets (A)	Debt (B)	Carrying Value of Newcastle’s Investment (C)
Newcastle CDO V	$78,890	$106,086	$9,910
Newcastle CDO VI	$53,089	$180,213	$—

(A)	Face amount.

(B)
Newcastle CDO V includes $45.2 million face amount of debt owned by Newcastle with a carrying value of $9.9 million at June 30, 2016. Newcastle CDO VI includes $76.5 million face amount of debt owned by Newcastle with zero carrying value at June 30, 2016.

(C)	Represents Newcastle’s maximum exposure to loss from this entity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies when a promised good

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. Newcastle is currently reviewing the guidance to determine its impact on the Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Newcastle is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

The FASB has recently issued or discussed a number of proposed standards on such topics as financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on Newcastle’s reporting. Newcastle has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental income	$—	$50	$—	$549
Gain on settlement of investments	—	318	—	318
Total income	—	368	—	867

Property operating expenses	—	(157)	—	187
General and administrative expenses	—	1	—	30
Depreciation and amortization	—	—	—	11
Total expenses	—	(156)	—	228
Income from discontinued operations	$—	$524	$—	$639

4.   SEGMENT REPORTING

Newcastle conducts its business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf properties and facilities (“Golf”) and (iv) corporate, which consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable and management fees pursuant to the Management Agreement.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
Six Months Ended June 30, 2016
Interest income	$1,097	$40,278	$77	$8	$41,460
Interest expense	(491)	(18,586)	(5,363)	(1,511)	(25,951)
Net interest income (expense)	606	21,692	(5,286)	(1,503)	15,509
Total impairment	110	2,843	—	—	2,953
Total operating revenues	—	—	146,642	—	146,642
Total other income (loss), net	82,130	(2,343)	(292)	—	79,495
Loan and security servicing expense	30	8	—	—	38
Operating expenses - golf (C)	—	—	117,818	—	117,818
Operating expenses - golf, repairs and maintenance expenses	—	—	4,286	—	4,286
Cost of sales - golf	—	—	15,428	—	15,428
General and administrative expense	—	—	1,546	3,666	5,212
General and administrative expense - acquisition and transaction expenses (D)	—	—	1,239	171	1,410
Management fee to affiliate	—	—	—	5,351	5,351
Depreciation and amortization	—	—	12,515	—	12,515
Income tax expense	—	—	182	—	182
Income (loss) from continuing operations	82,596	16,498	(11,950)	(10,691)	76,453
Net income (loss)	82,596	16,498	(11,950)	(10,691)	76,453
Preferred dividends	—	—	—	(2,790)	(2,790)
Net loss attributable to noncontrolling interests	—	—	12	—	12
Income (loss) applicable to common stockholders	$82,596	$16,498	$(11,938)	$(13,481)	$73,675

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
Three Months Ended June 30, 2016
Interest income	$—	$20,382	$36	$3	$20,421
Interest expense	—	(9,153)	(2,698)	(566)	(12,417)
Net interest income (expense)	—	11,229	(2,662)	(563)	8,004
Total impairment	—	645	—	—	645
Total operating revenues	—	—	84,484	—	84,484
Total other income (loss), net	—	(940)	(8)	—	(948)
Loan and security servicing expense	—	1	—	—	1
Operating expenses - golf (C)	—	—	63,105	—	63,105
Operating expenses - golf, repairs and maintenance expenses	—	—	2,394	—	2,394
Cost of sales - golf	—	—	9,217	—	9,217
General and administrative expense	—	—	706	1,782	2,488
General and administrative expense - acquisition and transaction expenses (D)	—	—	1,100	134	1,234
Management fee to affiliate	—	—	—	2,676	2,676
Depreciation and amortization	—	—	6,484	—	6,484
Income tax expense	—	—	138	—	138
Income (loss) from continuing operations	—	9,643	(1,330)	(5,155)	3,158
Net income (loss)	—	9,643	(1,330)	(5,155)	3,158
Preferred dividends	—	—	—	(1,395)	(1,395)
Net income attributable to noncontrolling interests	—	—	(112)	—	(112)
Income (loss) applicable to common stockholders	$—	$9,643	$(1,442)	$(6,550)	$1,651

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
June 30, 2016
Investments	$—	$994,041	$298,103	$—	$1,292,144
Cash and restricted cash	—	665	10,718	46,742	58,125
Other assets	—	379,119	38,184	82	417,385
Total assets	—	1,373,825	347,005	46,824	1,767,654
Debt, net	—	724,016	112,843	51,221	888,080
Other liabilities	—	456,694	164,100	3,141	623,935
Total liabilities	—	1,180,710	276,943	54,362	1,512,015
Preferred stock	—	—	—	61,583	61,583
Noncontrolling interests	—	—	(269)	—	(269)
Equity (deficit) attributable to common stockholders	$—	$193,115	$70,331	$(69,121)	$194,325

Additions to investments in real estate during the six months ended June 30, 2016	$—	$—	$10,822	$—	$10,822

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt	Golf	Corporate	Operations	Eliminations	Total
Six Months Ended June 30, 2015
Interest income	$29,607	$24,660	$72	$9	$—	$(3,005)	$51,343
Interest expense	(5,313)	(19,173)	(10,305)	(1,891)	—	3,005	(33,677)
Inter-segment elimination	(3,005)	—	3,005	—	—	—	—
Net interest income (expense)	21,289	5,487	(7,228)	(1,882)	—	—	17,666
Total impairment	12,206	1,878	—	—	—	—	14,084
Total operating revenues	—	—	143,629	—	—	—	143,629
Total other income (loss), net	30,271	(177)	(228)	8	—	—	29,874
Loan and security servicing expense	214	—	—	—	—	—	214
Operating expenses - golf (C)	—	—	115,988	—	—	—	115,988
Operating expenses - golf, repairs and maintenance expenses	—	—	4,387	—	—	—	4,387
Cost of sales - golf	—	—	15,161	—	—	—	15,161
General and administrative expense	—	—	1,041	3,821	—	—	4,862
General and administrative expense - acquisition and transaction expenses (D)	—	—	321	17	—	—	338
Management fee to affiliate	—	—	—	5,342	—	—	5,342
Depreciation and amortization	—	—	13,872	—	—	—	13,872
Income tax expense	—	—	73	—	—	—	73
Income (loss) from continuing operations	39,140	3,432	(14,670)	(11,054)	—	—	16,848
Income from discontinued operations	—	—	—	—	639	—	639
Net income (loss)	39,140	3,432	(14,670)	(11,054)	639	—	17,487
Preferred dividends	—	—	—	(2,790)	—	—	(2,790)
Net loss attributable to non-controlling interests	—	—	230	—	—	—	230
Income (loss) applicable to common stockholders	$39,140	$3,432	$(14,440)	$(13,844)	$639	$—	$14,927

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt	Golf	Corporate	Operations	Eliminations	Total
Three Months Ended June 30, 2015
Interest income	$13,685	$12,065	$36	$5	$—	$(1,526)	$24,265
Interest expense	(2,730)	(9,594)	(5,207)	(945)	—	1,526	(16,950)
Inter-segment elimination	(1,526)	—	1,526	—	—	—	—
Net interest income (expense)	9,429	2,471	(3,645)	(940)	—	—	7,315
Total impairment (reversal)	11,869	1,810	—	—	—	—	13,679
Total operating revenues	—	—	82,803	—	—	—	82,803
Total other income (loss), net	29,740	(140)	(235)	8	—	—	29,373
Loan and security servicing expense	118	—	—	—	—	—	118
Operating expenses - golf (C)	—	—	63,017	—	—	—	63,017
Operating expenses - golf, repairs and maintenance expenses	—	—	2,421	—	—	—	2,421
Cost of sales - golf	—	—	9,108	—	—	—	9,108
General and administrative expense	—	—	793	2,392	—	—	3,185
General and administrative expense - acquisition and transaction expenses (D)	—	—	285	17	—	—	302
Management fee to affiliate	—	—	—	2,674	—	—	2,674
Depreciation and amortization	—	—	7,119	—	—	—	7,119
Income tax expense	—	—	27	—	—	—	27
Income (loss) from continuing operations	27,182	521	(3,847)	(6,015)	—	—	17,841
Income from discontinued operations	—	—	—	—	524	—	524
Net income (loss)	27,182	521	(3,847)	(6,015)	524	—	18,365
Preferred dividends	—	—	—	(1,395)	—	—	(1,395)
Net loss attributable to non-controlling interests	—	—	49	—	—	—	49
Income (loss) applicable to common stockholders	$27,182	$521	$(3,798)	$(7,410)	$524	$—	$17,019

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

(B)	The following table summarizes the investments and debt in the Other Debt segment:

	June 30, 2016
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Subprime mortgage loans subject to call options	$362,931	$362,931	$362,931	$362,931
Other
Unlevered real estate securities (E)	37,540	12,988	—	—
Levered real estate securities (F)	428,881	452,815	361,085	361,085
Real estate related and other loans	235,612	143,526	—	—
Other investments	N/A	21,339	—	—
Residential mortgage loans	777	442	—	—
	$1,065,741	$994,041	$724,016	$724,016

(C)
Operating expenses - golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $1.0 million and $1.9 million for the three and six months ended June 30, 2016, respectively, and $1.2 million and $2.3 million for the three and six months ended June 30, 2015, respectively.

(D)	Includes all transaction related expenses.

(E)	Excludes 12 securities with zero value, which had an aggregate face amount of $183.5 million.

(F)
These investments represent purchases that were traded on June 30, 2016 but settled on July 14, 2016. These represent repurchase agreements collateralized by sold investments that were traded on June 30, 2016 and settled on July 14, 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

5. REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at June 30, 2016, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS	$10,308	$10,308	$(10,308)	$—	$—	$—	$—	2	C	2.44%	—%	0.0	—%
Non-Agency RMBS	4,000	2,237	(1,521)	716	2,362	—	3,078	1	C	0.85%	24.22%	9.6	25.6%
ABS - Small Business Loans	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	—%	0.0	—%
CDO (E)	14,768	—	—	—	9,910	—	9,910	2	C	1.85%	—%	4.5	27.1%
Debt Security Total / Average (F)	$37,540	$20,192	$(19,476)	$716	$12,272	$—	$12,988	6	C	3.00%	24.22%	2.8
Equity Securities		—	—	—	—	—	—	1
Total Securities, Available-for-Sale		$20,192	$(19,476)	$716	$12,272	$—	$12,988	7

FNMA/FHLMC	428,881	453,116	—	453,116	100	(401)	452,815	12	AAA	3.50%	2.52%	4.0	N/A
Total Securities, Pledged as Collateral (F)	$428,881	$453,116	$—	$453,116	$100	$(401)	$452,815	12

(A)	See Note 13 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Newcastle uses an implied AAA rating for the Fannie Mae/Freddie Mac (“FNMA/FHLMC”) securities. Ratings provided were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected principal reduction on the assets.

(D)	Percentage of the outstanding face amount of securities and interests that is subordinate to Newcastle’s investments.

(E)	Represents non-consolidated CDO securities, excluding 12 securities with zero value, which had an aggregate face amount of $183.5 million.

(F)	The total outstanding face amount was $437.3 million for fixed rate securities and $29.1 million for floating rate securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2016, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $0.1 million with respect to real estate securities (gross of less than $0.1 million of other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period.

		Amortized Cost Basis
Securities in	Outstanding		Other-than-					Number	Weighted Average
an Unrealized	Face	Before	Temporary	After	Gross Unrealized		Carrying	of				Life
Loss Position	Amount	Impairment	Impairment	Impairment	Gains	Losses	Value	Securities	Rating	Coupon	Yield	(Years)
Less Than Twelve Months	$281,422	$297,529	$—	$297,529	$—	$(401)	$297,128	11	AAA	3.50%	2.52%	3.9
Twelve or More Months	—	—	—	—	—	—	—	—	—	—%	—%	—
Total	$281,422	$297,529	$—	$297,529	$—	$(401)	$297,128	11	—	3.50%	2.52%	3.9

June 30, 2016
Amortized
		Cost Basis	Unrealized Losses
	Fair Value	After Impairment	Credit (B)	Non-Credit (C)
Securities Newcastle intends to sell	$—	$—	$—	$ N/A
Securities Newcastle is more likely than not to be required to sell (A)	—	—	—	N/A
Securities Newcastle has no intent to sell and is not more likely than not to be required to sell:
Credit impaired securities	—	—	—	—
Non credit impaired securities	297,128	297,529	—	(401)
Total debt securities in an unrealized loss position	$297,128	$297,529	$—	$(401)

(A)
Newcastle may, at times, be more likely than not to be required to sell certain securities for liquidity purposes. While the amount of the securities to be sold may be an estimate, and the securities to be sold have not yet been identified, Newcastle must make its best estimate, which is subject to significant judgment regarding future events and may differ materially from actual future sales.

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
JUNE 30, 2016
(dollars in tables in thousands, except share data)

The following table summarizes the activity related to credit losses on debt securities for the six months ended June 30, 2016:

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

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset backed securities (“ABS”) at June 30, 2016:

	CMBS		ABS
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$—	—%	$1,320	10.6%
Northeastern U.S.	—	—%	9,094	73.0%
Southeastern U.S.	10,308	100.0%	1,048	8.4%
Midwestern U.S.	—	—%	419	3.4%
Southwestern U.S.	—	—%	583	4.6%
	$10,308	100.0%	$12,464	100.0%

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

In January 2016, Newcastle settled on a trade to sell $350.3 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% of par for total proceeds of $361.3 million and repaid $348.6 million of repurchase agreements associated with these securities.

In January 2016, Newcastle settled on a trade to purchase $102.7 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% of par for total proceeds of $105.9 million. This transaction was financed with $102.2 million of repurchase agreements.

In January 2016, Newcastle settled on a trade to purchase $250.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% of par for total proceeds of approximately $258.1 million. This transaction was financed with $249.1 million of repurchase agreements.

In April 2016, Newcastle settled on a trade to sell $347.5 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.9% of par for total proceeds of $364.3 million and recognized a gain on sale of securities of approximately $5.9 million at trade date. Newcastle repaid $352.0 million of repurchase agreements associated with these securities.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

In April 2016, Newcastle settled on a trade to purchase $363.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.0% of par for total proceeds of $381.1 million. This transaction was financed with $366.4 million of repurchase agreements.

In June 2016, Newcastle entered into a trade to sell $353.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.5% of par for total proceeds of $373.1 million and recognized a gain on sale of securities of approximately $1.8 million. Newcastle repaid $361.1 million of repurchase agreements associated with these securities. This trade settled in July 2016 (see Note 22).

In June 2016, Newcastle entered into a trade to purchase $428.9 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.7% of par for total proceeds of $453.1 million. This transaction was financed with $434.9 million of repurchase agreements. This trade settled in July 2016 (see Note 22).

In June 2016, Newcastle sold a CDO bond with a face amount of $10.0 million at a price of 7.25% of par for total proceeds of $0.7 million and reported a gain on sale of $0.7 million, as this bond was previously written down to zero.
Securities Pledged as Collateral
Securities pledged as collateral relate to government agency securities that were sold under agreements to repurchase which will be treated as collateralized financing transactions. Although being pledged as collateral, securities financed through a repurchase agreement remains as an asset and cash received from the purchaser is recorded as a liability on Newcastle’s Consolidated Balance Sheets.

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

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at June 30, 2016. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Valuation Allowance	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$17,767	$—	$—	2	—%	8.45%	0.0	100.0%	$17,767
Corporate Bank Loans	217,845	143,526	2,835	4	22.48%	18.46%	0.6	—%	59,384
Total Real Estate Related and other Loans Held-for-Sale, Net	$235,612	$143,526	$2,835	6	22.48%	17.71%	0.5	7.5%	$77,151

Residential Mortgage Loans Held-for-Sale, Net (D)	$777	$442	$8	3	52.94%	2.93%	1.8	100.0%	$628

Subprime Mortgage Loans Subject to Call Option	$362,931	$362,931

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average life is based on the timing of expected principal reduction on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of June 30, 2016, $77.2 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at June 30, 2016:

	Outstanding		Number of
Year of Maturity	Face Amount	Carrying Value	Loans
Delinquent (A)	$77,151	$1,137	5
Period from July 1, 2016 to December 31, 2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	158,461	142,389	1
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$235,612	$143,526	6

(A)	Includes loans that are non-performing, in foreclosure, or under bankruptcy

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2015	$149,198	$532
Purchases / additional fundings	—	—
Interest accrued to principal balance	16,596	—
Principal paydowns	—	(35)
Sales	(19,433)	—
Valuation allowance on loans	(2,835)	(8)
Loss on settlement of loans	—	(47)
Balance at June 30, 2016	$143,526	$442

The following is a rollforward of the related loss allowance.

	Held-For-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2015	$(70,865)	$(251)
Charge-offs	—	—
Valuation allowance on loans	(2,835)	(8)
Balance at June 30, 2016	$(73,700)	$(259)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at June 30, 2016:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Northeastern U.S.	$—	—%	$523	67.3%
Southeastern U.S.	—	—%	254	32.7%
Foreign	63,454	100.0%	—	—%
	$63,454	100.0%	$777	100.0%
Other (A)	172,158
	$235,612

(A)	Includes corporate bank loans which are not directly secured by real estate assets.

In April 2016, Newcastle sold a mezzanine loan with a face amount of $19.4 million at par. Newcastle subsequently repaid $11.7 million of notes payable that were collateralized by the loan.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at June 30, 2016:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$257,228	$375,391	$632,619
Loans subject to call option (carrying value)	$255,890	$107,041	$362,931
Retained bonds (fair value) (B)	$3,078	$—	$3,078

(A)	Average loan seasoning of 131 months and 113 months for Subprime Portfolios I and II, respectively, at June 30, 2016.

(B)
The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. The weighted average yield of the retained bonds was 24.2% as of June 30, 2016. Newcastle’s residual interests were written off in 2010.

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
JUNE 30, 2016
(dollars in tables in thousands, except share data)

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of June 30, 2016:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (“UPB”)	$257,228	$375,391
Weighted average coupon rate of loans	5.49%	4.38%
Delinquencies of 60 or more days (UPB) (A)	$42,361	$96,915
Net credit losses for the six months ended June 30, 2016	$4,043	$5,453
Cumulative net credit losses	$289,367	$369,071
Cumulative net credit losses as a % of original UPB	19.3%	33.9%
Percentage of ARM loans (B)	51.8%	64.2%
Percentage of loans with original loan-to-value ratio >90%	10.5%	15.7%
Percentage of interest-only loans	1.1%	2.6%
Face amount of debt (C)	$251,890	$375,391
Weighted average funding cost of debt (D)	0.84%	0.73%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I and over-collateralization of $1.3 million on Subprime Portfolio I at June 30, 2016.

(D)	Includes the effect of applicable hedges, if any.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the six months ended June 30, 2016 and 2015.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

7. INVESTMENTS IN REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate related to its Golf business:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$90,324	$—	$90,324	$90,324	$—	$90,324
Buildings and improvements	146,136	(35,921)	110,215	142,558	(29,053)	113,505
Furniture, fixtures and equipment	28,605	(19,633)	8,972	25,984	(17,189)	8,795
Capital leases - equipment	17,454	(3,192)	14,262	12,752	(1,970)	10,782
Construction in progress	4,422	—	4,422	4,501	—	4,501
Total Investments in Real Estate	$286,941	$(58,746)	$228,195	$276,119	$(48,212)	$227,907

In January 2016, the lease on a golf property in Oregon expired and the Golf business did not renew the lease for such property.

8. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its Golf business:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(58)	$642	$700	$(47)	$653
Leasehold intangibles (A)	49,861	(12,064)	37,797	49,962	(9,817)	40,145
Management contracts	36,222	(9,384)	26,838	36,500	(7,911)	28,589
Internally-developed software	800	(400)	400	800	(320)	480
Membership base	5,236	(1,870)	3,366	5,236	(1,496)	3,740
Nonamortizable liquor license	865	—	865	865	—	865
Total Intangibles	$93,684	$(23,776)	$69,908	$94,063	$(19,591)	$74,472

(A)	The amortization expense for leasehold intangibles is reported in operating expenses - golf in the Consolidated Statements of Operations.

Intangible assets are amortized on a straight-line basis over the following estimated useful lives: 30 years for trade name; 1-26 years for leasehold intangibles and management contracts; 5 years for internally-developed software and 7 years for the membership base.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

9. RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle’s receivables and other assets:

	June 30, 2016	December 31, 2015
Accounts receivable, net	$12,680	$9,889
Prepaid expenses	3,538	3,205
Interest receivable	1,044	1,142
Deposits	6,248	7,437
Inventory	5,445	5,057
Derivative assets	243	127
Miscellaneous assets, net	15,090	11,157
Total Receivables and Other Assets	$44,288	$38,014

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

10.   DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations at June 30, 2016:

										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Floating Rate Face Amount
Repurchase Agreements (C)
FNMA/FHLMC Securities	June 2016	361,085	361,085	July 2016	0.66%		0.66%	0.1	—	353,585	371,260	373,097	5.6	—
		361,085	361,085				0.66%	0.1	—	353,585	371,260	373,097	5.6	—
Golf Credit Facilities
Golf Term Loan (D)	June 2016	102,000	98,080	July 2019	LIBOR+4.70%	(E)	7.92%	3.0	102,000	N/A	N/A	N/A	N/A	N/A
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%		2.20%	27.5	200	N/A	N/A	N/A	N/A	N/A
Capital Leases (Equipment)	May 2014 - June 2016	14,563	14,563	Jan 2022	3.00% to 16.16%		6.59%	4.4	—	N/A	N/A	N/A	N/A	N/A
		116,763	112,843				7.74%	3.2	102,200	N/A	N/A	N/A	N/A	N/A
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,221	Apr 2035	LIBOR+2.25%		2.84%	18.8	51,004	N/A	N/A	N/A	N/A	N/A
		51,004	51,221				2.84%	18.8	51,004	N/A	N/A	N/A	N/A	N/A
Subtotal debt obligations		528,852	525,149				2.39%	2.6	$153,204	$353,585	$371,260	$373,097	5.6	$—
Financing on subprime mortgage loans subject to call option (F)		362,931	362,931
Total debt obligations		$891,783	$888,080
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)
These repurchase agreements had $0.1 million of accrued interest payable at June 30, 2016. The counterparties on these repurchase agreements are Citi ($247.8 million) and Morgan Stanley ($113.3 million). Newcastle has margin exposures on a total of $361.1 million repurchase agreements related to the financing of FNMA/FHLMC securities. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity. $361.1 million of repurchase agreements were repaid in July 2016 as part of the sale of the FNMA/FHLMC securities.

(D)	The golf term loan is collateralized by 22 golf properties. The carrying amount of the golf term loan is reported net of deferred financing costs of $3.9 million as of June 30, 2016.

(E)	Interest rate based on 30 day LIBOR plus 4.70% with a LIBOR floor of 1.80%. At the time of closing, Newcastle purchased a co-terminus LIBOR interest rate cap of 1.80%.

(F)	See Note 6 regarding the securitizations of Subprime Portfolios I and II.

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

In April 2016, Newcastle settled on a trade to sell $347.5 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.9% for total proceeds of $364.3 million and recognized a gain of approximately $5.9 million at trade date. Newcastle repaid $352.0 million of repurchase agreements associated with these securities.

In April 2016, Newcastle settled on a trade to purchase $363.1 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.0% for total proceeds of $381.1 million. This transaction was financed with $366.4 million of repurchase agreements.

In April 2016, Newcastle sold a mezzanine loan with a face amount of $19.4 million at par. Newcastle subsequently repaid $11.7 million of notes payable that were collateralized by the loan.

In May 2016, the option on the repurchase agreement on the golf loans was exercised to extend the maturity to June 30, 2016.

In June 2016, Newcastle obtained third-party financing on 22 golf properties for a total of $102.0 million at a floating rate of the greater of: (i) 30-day LIBOR + 4.70% or (ii) 6.50%. At the time of closing, Newcastle purchased a co-terminus LIBOR interest rate cap of 1.80%. The financing is for a term of three years with the option for two one-year extensions. Newcastle used $64.9 million of the proceeds to repay the repurchase agreement on the golf loans.

In June 2016, Newcastle entered into a trade to sell $353.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.5% of par for total proceeds of $373.1 million and recognized a gain on sale of securities of approximately $1.8 million. Newcastle repaid $361.1 million of repurchase agreements associated with these securities.

In June 2016, Newcastle entered into a trade to purchase $428.9 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.7% of par for total proceeds of $453.1 million. This transaction was financed with $434.9 million of repurchase agreements.

The Golf business leases certain golf carts and other equipment under capital leases. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36 to 66 months. Certain leases include bargain purchase options at lease expiration.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2016 are as follows:

July 1, 2016 - December 31, 2016	$1,901
2017	3,900
2018	3,894
2019	3,746
2020	2,432
2021	930
Thereafter	45
Total minimum lease payments	16,848
Less: imputed interest	(2,285)
Present value of net minimum lease payments	$14,563

Newcastle’s golf credit facilities contain various customary loan covenants, including certain coverage ratios. Newcastle was in compliance with all of these covenants as of June 30, 2016.

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle’s accounts payable, accrued expenses and other liabilities:

	June 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$30,226	$26,966
Deferred revenue	22,065	33,926
Security deposit payable	8,779	5,975
Unfavorable leasehold interests	4,793	5,485
Derivative liabilities	2,566	684
Accrued rent	3,216	3,135
Due to affiliates	892	892
Miscellaneous liabilities	12,255	11,876
Total Accounts Payable, Accrued Expenses and Other Liabilities	$84,792	$88,939

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

12.	DERIVATIVES

Newcastle’s derivative instruments are comprised of interest rate swaps, interest rate caps and TBAs. Derivative assets with a fair value of $0.2 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively, were recorded within receivables and other assets on the Consolidated Balance Sheets. Derivative liabilities with a fair value of $2.6 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively, were recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2016	2015	2016	2015
Cash flow hedges
Loss recognized on termination of derivative instruments	Gain (loss) on settlement of investments, net	$—	$(612)	$—	$(612)
Deferred hedge gain reclassified from Accumulated Other Comprehensive Income (“AOCI”) into earnings	Interest expense	—	19	20	38
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	—	(655)	—	(1,363)
Amount of unrealized loss recognized in Other Comprehensive Income on derivatives (effective portion)	N/A	—	(27)	—	(60)

Non-hedge derivatives
Unrealized gain (loss) on interest rate derivatives	Other income (loss), net	$(19)	$—	$(19)	$292
Unrealized gain (loss) recognized related to TBAs	Other income (loss), net	(1,597)	1,322	(1,938)	1
Realized gain (loss) on settlement of TBAs	Gain (loss) on settlement of investments, net	(2,409)	2,928	(9,945)	(1,943)

As of June 30, 2016 and December 31, 2015, Newcastle had zero and less than $0.1 million, respectively, of expected reclassification of deferred hedges from AOCI into earnings over the next 12 months.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

13.   FAIR VALUE

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of Newcastle’s financial instruments at June 30, 2016:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$12,988	$12,988	Broker/counterparty quotations, pricing services, pricing models
Real estate securities, available-for-sale - pledged as collateral	452,815	452,815	Broker/counterparty quotations, pricing services
Real estate related and other loans, held-for-sale, net	143,526	159,598	Broker/counterparty quotations, pricing services, pricing models
Residential mortgage loans, held-for-sale, net	442	476	Broker/counterparty quotations, pricing models
Subprime mortgage loans subject to call option (B)	362,931	362,931	(B)
Restricted cash	5,864	5,864
Cash and cash equivalents	52,261	52,261
Non-hedge derivative assets (C)	243	243	Counterparty quotations, pricing services

Liabilities
Repurchase agreements	361,085	361,085	Counterparty quotations, market comparables
Credit facilities and obligations under capital leases	112,843	112,843	Pricing models
Financing of subprime mortgage loans subject to call option (B)	362,931	362,931	(B)
Junior subordinated notes payable	51,221	22,486	Pricing models
Non-hedge derivative liabilities (C)	2,566	2,566	Counterparty quotations, pricing services

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

(B)	Represents an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6).

(C)	Represents derivative assets and liabilities, including interest rate caps and TBA forward contracts (Note 12).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

Newcastle has various processes and controls in place to ensure that fair value measurements are reasonably estimated. With respect to broker and pricing service quotations, and in order to ensure these quotes represent a reasonable estimate of fair value, Newcastle’s quarterly procedures include a comparison of such quotations to quotations from different sources, outputs generated from its internal pricing models and transactions completed, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on Newcastle’s internal pricing models, Newcastle’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third-party market parameters and models, where available, for reasonableness. Newcastle believes its valuation methods and the assumptions used are appropriate and consistent with other market participants.
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
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
Non-Agency RMBS	$3,078	$—	$3,078	$—	$3,078
CDO (A)	9,910	—	9,910	—	9,910
Real estate securities, available-for-sale total	$12,988	$—	$12,988	$—	$12,988

Real estate securities, available-for-sale - pledged as collateral:
FNMA/FHLMC	$452,815	$452,815	$—	$—	$452,815
Real estate securities, available-for-sale - pledged as collateral total	$452,815	$452,815	$—	$—	$452,815

Derivative assets:
Interest rate cap, not treated as hedge	$171	$171	$—	$—	$171
TBAs, not treated as hedges	72	72	—	—	72
Derivative assets total	$243	$243	$—	$—	$243

Liabilities
Derivative liabilities:
TBAs, not treated as hedges	$2,566	$2,566	$—	$—	$2,566
Derivative liabilities total	$2,566	$2,566	$—	$—	$2,566

(A)	Represents non-consolidated CDO securities, excluding 12 securities with zero value, which had an aggregate face amount of $183.5 million as of June 30, 2016.

Significant Unobservable Inputs

The following describes significant unobservable inputs generally used by Newcastle for assets and liabilities measured at fair value on a recurring basis. As of June 30, 2016, Newcastle did not have any Level 3 assets valued using internal models.

All of the inputs used have some degree of market observability, based on Newcastle’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class (e.g., CMBS projections are developed differently than home equity ABS projections) but conform to industry conventions.  Newcastle uses assumptions that generate its best estimate of future cash flows of each respective security.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

The prepayment speed vector specifies the percentage of the collateral balance that is expected to voluntarily pay off at each point in the future. The prepayment speed vector is based on projections from a widely published investment bank model which considers factors such as collateral FICO score, loan-to-value ratio, debt-to-income ratio, and vintage on a loan-level basis. This vector is scaled up or down to match recent collateral-specific prepayment experience, as obtained from remittance reports and market data services.

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

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2016 as follows:

	CMBS	Non-Agency RMBS	Equity/Other Securities	Total
Balance at December 31, 2015	$39,684	$9,619	$9,731	$59,034
Transfers
Transfers into Level 3	—	—	—	—
CDO VI deconsolidation	(37,179)	(6,710)	—	(43,889)
Total gains (losses) (A)
Included in net income (B)	(110)	—	725	615
Included in other comprehensive income (loss)	(658)	179	179	(300)
Amortization included in interest income	879	193	—	1,072
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	(725)	(725)
Proceeds from repayments	(2,616)	(203)	—	(2,819)
Balance at June 30, 2016	$—	$3,078	$9,910	$12,988

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(B)	These gains (losses) are recorded in the following line items in the Consolidated Statements of Operations:

Six Months Ended June 30, 2016
Gain (loss) on settlement of investments, net	$725
OTTI	(110)
Total	$615

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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

The following table summarizes certain information for real estate related and other loans as of June 30, 2016:

			Significant Input
			Range		Weighted Average
Loan Type	Carrying Value	Fair Value	Discount Rate	Loss Severity	Discount Rate	Loss Severity
Bank Loan	143,526	159,598	0.0%-22.5%	0%-100%	22.5%	21.0%
Total Real Estate Related and Other Loans Held-for-Sale, Net (A)	$143,526	$159,598

(A)	Excludes $17.8 million face amount of mezzanine loans which have a zero carrying value.

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
JUNE 30, 2016
(dollars in tables in thousands, except share data)

14.   EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in Newcastle’s outstanding options for the six months ended June 30, 2016:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2015	5,421,561	$2.85
Granted (A)	333	3.78
Balance at June 30, 2016	5,421,894	$2.86	6.29

Exercisable at June 30, 2016	5,217,783	$2.81	6.19

(A)	Options granted to a non-employee director upon joining the board of directors.

As of June 30, 2016, Newcastle’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	115,239	5,010,243	5,125,482
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	29,422	266,657	296,079
Issued to the independent directors	—	333	333
Total	144,661	5,277,233	5,421,894
Weighted average strike price	$13.18	$2.57	$2.86

On March 29, 2016, Newcastle declared a quarterly dividend of $0.12 per common share, for the quarter ended March 31, 2016 and declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2016 and ending April 30, 2016. Dividends totaling $9.4 million were paid in April 2016.

As of June 30, 2016, Newcastle had $0.9 million ($0.38 per share) of preferred dividends in arrears.

On July 12, 2016, Newcastle declared a quarterly dividend of $0.12 per common share, for the quarter ended June 30, 2016 and declared dividends of $0.609375, $0.503125, and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2016 and ending July 31, 2016. Dividends totaling $9.4 million were paid in July 2016.

In May 2016, Newcastle issued a total of 57,740 shares of its common stock to its independent directors as a component of their annual compensation. See Note 22 for information regarding shares issued subsequent to June 30, 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

B. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Income from continuing operations after preferred dividends and noncontrolling interests	$1,651	$16,495	$73,675	$14,288
Income from discontinued operations, net of tax	—	524	—	639
Income Applicable to Common Stockholders	$1,651	$17,019	$73,675	$14,927

Denominator:
Denominator for basic earnings per share - weighted average shares	66,681,248	66,426,980	66,667,923	66,425,751
Effect of dilutive securities
Options	2,218,267	2,777,737	1,924,283	2,629,744
Denominator for diluted earnings per share - adjusted weighted average shares	68,899,515	69,204,717	68,592,206	69,055,495

Basic earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$0.02	$0.25	$1.11	$0.22
Income from discontinued operations per share of common stock	$—	$0.01	$—	$0.01
Income Applicable to Common Stock, per share (A)	$0.02	$0.26	$1.11	$0.22

Diluted earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$0.02	$0.24	$1.07	$0.21
Income from discontinued operations per share of common stock	$—	$0.01	$—	$0.01
Income Applicable to Common Stock, per share (A)	$0.02	$0.25	$1.07	$0.22

(A)	Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock.

Basic EPS is calculated by dividing income applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the six months ended June 30, 2016 and 2015, Newcastle had 370,109 and 250,486 antidilutive options, respectively. During the three months ended June 30, 2016 and 2015, based on the treasury stock method, Newcastle had 2,218,267 and 2,777,737 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the six months ended June 30, 2016 and 2015, based on the treasury stock method, Newcastle had 1,924,283 and 2,629,744 dilutive common stock equivalents, respectively, resulting from its outstanding options. Income applicable to common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interests.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
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
To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the “Incentive Compensation’’) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations (defined as the net income applicable to common stockholders before Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate and after adjustments for unconsolidated subsidiaries, if any) of Newcastle per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the initial public offering (“IPO”) and the value attributed to the net assets transferred to Newcastle by its predecessor, and in any subsequent offerings by Newcastle (adjusted for prior return of capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

	Amounts incurred under the Management Agreement
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Management fees	$2,551	$2,549	$5,101	$5,092
Expense reimbursement to the Manager	125	125	250	250
Incentive compensation	—	—	—	—
Total Management fee to affiliate	$2,676	$2,674	$5,351	$5,342

At June 30, 2016, Fortress, through its affiliates, and principals of Fortress, owned 1.0 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options relating to an additional 5.1 million shares of Newcastle’s common stock (Note 14).
At June 30, 2016 and December 31, 2015, due to affiliates was comprised of $0.9 million and $0.9 million, respectively, of management fees and expense reimbursements payable to the Manager.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

Other Affiliated Entities
In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer will receive, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At June 30, 2016, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $257.2 million and $375.4 million, respectively.
In April 2010, Newcastle, through two of its CDOs, made a cash investment of $75.0 million in a new real estate related loan to a portfolio company of a private equity fund managed by an affiliate of Newcastle’s Manager. Newcastle’s chairman is an officer of the borrower. This investment improved the applicable CDOs’ results under some of their respective tests, and is expected to yield approximately 22.5%. The loan is secured by subordinated interests in the properties of the borrower and its maturity has been extended to June 2019. Interest on the loan will be accrued and deferred until maturity.
As of June 30, 2016, Newcastle held on its balance sheet total investments of $158.5 million face amount of loans issued by affiliates of the Manager. Newcastle earned approximately $8.5 million and $16.6 million of interest on investments issued by affiliates of the Manager for the three and six months ended June 30, 2016, respectively, and $6.3 million and $10.8 million of interest on investments issued by affiliates of the Manager for the three and six months ended June 30, 2015, respectively.
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

16.   COMMITMENTS AND CONTINGENCIES

Newcastle is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2016, if any, will not materially affect Newcastle’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

17. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current:
Federal	$23	$34	$66	$80
State and Local	9	8	20	20
Total Current Provision	$32	$42	$86	$100
Deferred:
Federal	$91	$(13)	$82	$(23)
State and Local	15	(2)	14	(4)
Total Deferred Provision (Benefit)	$106	$(15)	$96	$(27)

Total Provision for Income Taxes	$138	$27	$182	$73
Provision for income taxes from continuing operations	$138	$27	$182	$73
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2016 are presented below:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$372	$399
Depreciation and amortization	34,592	33,495
Accrued expenses	1,325	2,008
Net operating losses	27,482	22,524
Total deferred tax assets	63,771	58,426
Less valuation allowance	(48,194)	(42,158)
Net deferred tax assets	$15,577	$16,268
Deferred tax liabilities:
Leaseholds	14,515	15,366
Other	1,062	805
Total deferred tax liabilities	$15,577	$16,171
Net deferred income tax assets (A)	$—	$97

(A)	Recorded in Receivables and Other Assets on the Consolidated Balance Sheets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle recorded a valuation allowance against its deferred tax assets as of June 30, 2016 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

18.   GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gain on settlement of real estate securities	$2,563	$28,854	$8,480	$34,740
Loss on settlement of real estate securities	—	(5,926)	—	(5,926)
Gain (loss) on repayment/disposition of loans held-for-sale	—	1,532	(47)	1,532
Loss recognized on termination of derivative instruments	—	(612)	—	(612)
Realized gain (loss) on settlement of TBAs	(2,409)	2,928	(9,945)	(1,943)
Total Gain (Loss) on Settlement of Investments, net	$154	$26,776	$(1,512)	$27,791

Unrealized gain (loss) on non-hedge derivative instruments	$(1,616)	$1,322	$(1,957)	$293
Gain (loss) on lease modifications and terminations	(17)	7	(77)	220
Gain (loss) on extinguishment of debt, net	(148)	489	(380)	489
Collateral management fee income, net	130	186	362	379
Equity in earnings of equity method investees	374	328	745	642
Gain (loss) on disposal of long-lived assets	30	3	24	(180)
Other income	145	262	160	240
Total Other Income (Loss), net	$(1,102)	$2,597	$(1,123)	$2,083

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

19. RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended June 30,		Six Months Ended June 30,
Income Components	Location	2016	2015	2016	2015
Net realized gain (loss) on securities
(Impairment) reversal	Portion of other-than-temporary impairment on securities recognized in other comprehensive income	$—	$(234)	$(54)	$62
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	2,563	28,854	8,480	34,740
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	—	(5,926)	—	(5,926)
		$2,563	$22,694	$8,426	$28,876
Net realized gain (loss) on derivatives designated as cash flow hedges
Loss recognized on termination of derivative instruments	Gain (loss) on settlement of investments, net	—	(612)	—	(612)
Amortization of deferred gain	Interest expense	—	19	20	38
Loss reclassified from AOCI into income, related to effective portion	Interest expense	—	(655)	—	(1,363)
		$—	$(1,248)	$20	$(1,937)

Total reclassifications		$2,563	$21,446	$8,446	$26,939

20.   OTHER-THAN-TEMPORARY IMPAIRMENT

The following table summarizes the amounts Newcastle recorded in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Debt securities	$—	$1,577	$110	$1,625
Equity securities	—	280	—	280
Other investments	—	7,505	—	7,505
Total impairment expense	$—	$9,362	$110	$9,410

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2016
(dollars in tables in thousands, except share data)

21.   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its Consolidated Statement of Cash Flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Six Months Ended June 30,
	2016	2015
Restricted cash generated from sale of securities	$—	$139,257
Restricted cash generated from sale of loans	$—	$55,574
Restricted cash generated from paydowns on securities and loans	$2,310	$73,914
Restricted cash used for repayments of CDO and other bonds payable	$2,748	$142,937
CDO VI deconsolidation:
Real estate securities	$43,889	$—
Restricted cash	$67	$—
CDO and other bonds payable	$105,423	$—

22.   SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to June 30, 2016 through the issuance of these Consolidated Financial Statements.

On July 12, 2016, Newcastle declared a quarterly dividend of $0.12 per common share, for the quarter ended June 30, 2016 and declared dividends of $0.609375, $0.503125, and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2016 and ending July 31, 2016. Dividends totaling $9.4 million were paid in July 2016.

On July 14, 2016, Newcastle settled on a trade to sell $353.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.5% of par for total proceeds of $373.1 million and repaid $361.1 million of repurchase agreements associated with these securities (see Note 5).

On July 14, 2016, Newcastle settled on a trade to purchase $428.9 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.7% of par for total proceeds of $453.1 million. This transaction was financed with $434.9 million of repurchase agreements (see Note 5).

On July 15, 2016, Newcastle issued an aggregate of 21,798 shares of its common stock to its independent directors as a component of their annual compensation.

On August 2, 2016, Newcastle entered into a trade to purchase $249.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.9% of par for total proceeds of $259.3 million. This transaction was financed with $248.7 million of repurchase agreements.

On August 5, 2016, Newcastle entered into a trade to purchase $116.8 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.7% of par for total proceeds of $123.5 million. This transaction was financed with $118.6 million of repurchase agreements.

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

Our debt business consists of $994.0 million of other real estate securities and assets, following the deconsolidation of CDO VI in March 2016.

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

Revenues attributable to each segment are disclosed below (in thousands):

	Debt Investments
	CDOs	Other Debt	Golf	Corporate	Total
Six Months Ended June 30, 2016
Revenues	$1,097	$40,278	$146,719	$8	$188,102
Revenues, net	$1,097	$40,278	$146,719	$8	$188,102

Six Months Ended June 30, 2015
Revenues	$29,607	$24,660	$143,701	$9	$197,977	(A)
Inter-segment elimination	(3,005)	—	—	$—	$(3,005)
Revenues, net	$26,602	$24,660	$143,701	$9	$194,972

(A)	Excludes $0.5 million of revenue included in discontinued operations related to the sale of commercial real estate.

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

Debt Investments

During 2015 and the first six months of 2016, both short-term and long-term interest rates remained at or near historical lows. We project short- and long-term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads increased or “widened” marginally during 2015 and have since tightened during the first six months of 2016, which had a minimal impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten and to decrease when spreads widen.  Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

The net interest spread of our portfolio of debt investments can be impacted by (i) the timing and extent of changes in the composition of our portfolio as a result of purchases and sales of assets or the repayment of debt, including our CDO debt, repurchase agreements and other bonds, repurchases of debt, and the incurrence of new debt, (ii) the yields on new investments, which varies depending on the credit quality of the issuer, and (iii) changes in our estimates of the yields on securities acquired at a discount for credit quality. For instance, the net interest spread of our debt investments increases if we sell assets with lower yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale or refinancing) that has a higher interest rate relative to other financing on our portfolio (assuming no other changes to the composition of our portfolio). Conversely, the net interest spread of our portfolio decreases if we sell assets with higher yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale) that has a lower interest rate relative to other financing on our portfolio (again, assuming no other changes to the composition of our portfolio). Management continually monitors market conditions to opportunistically effect purchases and sales of debt investments.

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

The VIEs in which we have a significant interest include our CDOs. We do not have the power to direct the relevant activities of CDO V, as a result of an event of default which allows for us to be removed as collateral manager of this CDO and prevents us from purchasing or selling certain collateral within this CDO, and therefore this CDO is not consolidated as of June 30, 2016. On March 31, 2016, Newcastle sold $11.0 million face amount of NCT 2013-VI Class I-MM-2. As a result of this sale, Newcastle was no longer deemed to be the primary beneficiary and deconsolidated CDO VI.

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

Valuation of Securities

We have classified all of our real estate securities as available-for-sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of our securities are currently not traded in active markets and therefore have little or no price transparency. As a result, we have estimated the fair value of these illiquid securities based on internal pricing models rather than the sources described above. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

See Note 13 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for information regarding the fair value of our investments, and respective estimation methodologies as of June 30, 2016.

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

We generally classify non-binding broker and pricing service quotations we receive as Level 3 inputs. Such quotations are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and “not actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $465.8 million carrying value of securities valued using quotations as of June 30, 2016, a 100 basis point change in credit spreads would impact estimated fair value by approximately $26.3 million.

Our estimation of the fair value of Level 3 assets valued using internal models involves significant judgment. The inputs to our models include discount rates, prepayment speeds, default rates and severity assumptions. We validate the inputs and outputs of our models by comparing them to available independent third-party market parameters and models for reasonableness, as well as historical performance. We believe the assumptions we use are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. As of June 30, 2016, we did not have any Level 3 assets valued using internal models.

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

We generally do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of June 30, 2016, we had no securities that had been downgraded during the six months ended June 30, 2016. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Valuation of Derivatives

Our derivative instruments are carried at fair value which is based on counterparty quotations. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements. To the extent they qualify as cash flow hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, the net unrealized gains and losses are reported currently in other income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability, the effectiveness of our hedging strategies and the extent to which a forecasted hedged transaction remains probable of occurring, could result in a significant increase or decrease in our GAAP equity and/or earnings.

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

We assess the recoverability of our definite-lived intangible assets, whenever events or changes in business circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. The assessment of recoverability is based on comparing management’s estimates of the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends.

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

Recent Accounting Pronouncements

See Note 2 to Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Interest income	$20,421	$24,265	$(3,844)	(15.8)%
Interest expense	(12,417)	(16,950)	(4,533)	(26.7)%
Net interest income	8,004	7,315	689	9.4%

Impairment (Reversal)
Valuation allowance on loans	645	4,317	(3,672)	(85.1)%
Other-than-temporary impairment on securities and other investments, net	—	9,362	(9,362)	(100.0)%
Total impairment	645	13,679	(13,034)	(95.3)%
Net interest income (loss) after impairment	7,359	(6,364)	13,723	215.6%

Operating Revenues	84,484	82,803	1,681	2.0%

Other Income (Loss)
Gain on settlement of investments, net	154	26,776	(26,622)	(99.4)%
Other income (loss), net	(1,102)	2,597	(3,699)	(142.4)%
Total other income (loss)	(948)	29,373	(30,321)	(103.2)%
Expenses
Loan and security servicing expense	1	118	(117)	(99.2)%
Operating expenses - golf (including repairs and maintenance expense)	65,499	65,438	61	0.1%
Cost of sales - golf	9,217	9,108	109	1.2%
General and administrative expense (including acquisition and transaction expense)	3,722	3,487	235	6.7%
Management fee to affiliate	2,676	2,674	2	0.1%
Depreciation and amortization	6,484	7,119	(635)	(8.9)%
Total expenses	87,599	87,944	(345)	(0.4)%

Income from continuing operations before income tax	$3,296	$17,868	$(14,572)	(81.6)%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Interest income	$41,460	$51,343	$(9,883)	(19.2)%
Interest expense	(25,951)	(33,677)	(7,726)	(22.9)%
Net interest income	15,509	17,666	(2,157)	(12.2)%

Impairment (Reversal)
Valuation allowance on loans	2,843	4,674	(1,831)	(39.2)%
Other-than-temporary impairment on securities and other investments, net	110	9,410	(9,300)	(98.8)%
Total impairment	2,953	14,084	(11,131)	(79.0)%
Net interest income (loss) after impairment	12,556	3,582	8,974	250.5%

Operating Revenues	146,642	143,629	3,013	2.1%

Other Income (Loss)
Gain (loss) on settlement of investments, net	(1,512)	27,791	(29,303)	(105.4)%
Gain on deconsolidation	82,130	—	82,130	N.M.
Other income (loss), net	(1,123)	2,083	(3,206)	(153.9)%
Total other income	79,495	29,874	49,621	166.1%
Expenses
Loan and security servicing expense	38	214	(176)	(82.2)%
Operating expense - golf (including repairs and maintenance expense)	122,104	120,375	1,729	1.4%
Cost of sales - golf	15,428	15,161	267	1.8%
General and administrative expense (including acquisition and transaction expense)	6,622	5,200	1,422	27.3%
Management fee to affiliate	5,351	5,342	9	0.2%
Depreciation and amortization	12,515	13,872	(1,357)	(9.8)%
Total expenses	162,058	160,164	1,894	1.2%

Income from continuing operations before income tax	$76,635	$16,921	$59,714	352.9%
N.M. – Not meaningful.

Interest Income

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Interest income decreased by $3.8 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to: (i) a $1.2 million net decrease as a result of the sale and paydowns of real estate related loans in CDOs VIII and IX, (ii) a $4.0 million decrease as a result of the sales and paydowns of real estate securities in CDOs VI, VIII and IX and (iii) a decrease of $0.8 million as a result of a lower notional on our subprime mortgage loan call option. These were offset by a $1.8 million increase related to additional paid in kind (“PIK”) interest earned on real estate related loans and a $0.4 million increase due to recovery of interest on a security.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Interest income decreased by $9.9 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to: (i) a $4.6 million net decrease as a result of the sales and paydowns of real estate related loans in CDOs VIII and IX, (ii) an $8.7 million decrease as a result of the sales and paydowns of real estate securities in CDOs VI, VIII and IX and (iii) a decrease of $1.4 million as a result of lower notional on our subprime mortgage loan call option. These were offset by a $4.8 million increase related to additional PIK interest earned on real estate related loans.

Interest Expense

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Interest expense decreased by $4.5 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to: (i) a $0.6 million decrease in swap interest expense as there were no interest rate swaps in 2016, (ii) a $2.0 million decrease as a result of golf debt that was repurchased in August 2015, (iii) a $2.0 million decrease in CDO bonds interest expense as there were no CDOs bonds payable outstanding in the second quarter of 2016, (iv) a decrease of $0.8 million as a result of a lower notional on our subprime mortgage loan call option and (v) a decrease of $0.4 million as a result of a lower weighted average coupon on the junior subordinated notes payable. These were offset by: (i) a $1.0 million increase due to the financing of the golf debt that was repurchased in August 2015 and (ii) a $0.3 million increase due to higher financing costs incurred on repurchase agreements on the Agency RMBS.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Interest expense decreased by $7.7 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to: (i) a $1.6 million decrease in swap interest expense as there were no interest rate swaps in 2016, (ii) a $4.1 million decrease as a result of the golf debt that was repurchased in August 2015, (iii) a $3.1 million decrease due to lower balances of CDO bonds payable, (iv) a $1.4 million decrease as a result of lower notional on the financing of our subprime mortgage loan call option and (v) a $0.4 million decrease as a result of a lower weighted average coupon on the junior subordinated notes payable. These were offset by: (i) a $2.1 million increase due to the financing of the golf debt that was repurchased in August 2015, (ii) a $0.5 million increase due to higher financing costs incurred on repurchase agreements on the Agency RMBS, and (iii) a $0.3 million increase associated with the financing of a real estate related loan in October 2015.

Valuation Allowance on Loans

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The valuation allowance on loans decreased by $3.7 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. During the three months ended June 30, 2016, a $0.6 million valuation allowance was recorded on a bank loan. During the three months ended June 30, 2015, a $3.9 million valuation allowance on a mezzanine loan, a $0.2 million valuation allowance on a bank loan and a $0.2 million valuation allowance on two residential mortgage loans were recorded.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The valuation allowance on loans decreased by $1.8 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, a $2.8 million valuation allowance was recorded on a bank loan. During the six months ended June 30, 2015, a $4.4 million valuation allowance on a mezzanine loan, a $0.4 million valuation allowance on two bank loans and a $0.2 million valuation allowance on two residential mortgage loans were recorded, which were offset by a $0.4 million reversal of valuation allowance on a B-note loan.

Other-than-temporary Impairment on Securities and Other Investments, Net

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

No other-than-temporary impairment was recorded during the three months ended June 30, 2016. We recorded other-than-temporary impairments of $1.6 million on two debt securities, $0.3 million on one equity security and $7.5 million on an equity method investment in the three months ended June 30, 2015.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015

We recorded other-than-temporary impairment of $0.1 million on a debt security during the six months ended June 30, 2016. We recorded other-than-temporary impairments of $1.6 million on two debt securities, $0.3 million on one equity security and $7.5 million on an equity method investment in the six months ended June 30, 2015.

Operating Revenues

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Operating revenue increased by $1.7 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to: (i) a $1.4 million increase in net driving range revenues at public golf properties as a result of an increase in memberships in The Players Club program (as described under “–Golf Investments—Public Properties” below), (ii) a $0.7 million increase in private event revenues and new marketing programs offering various all-inclusive packages at certain golf properties, (iii) a $0.4 million increase due to higher initiation fees from new member sales and higher membership dues rates and (iv) a $0.3 million increase in facility rental revenues due to increases in private events. This was offset by a $1.1 million decrease in green fee and cart rental revenue as a result of unfavorable weather patterns in California.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Operating revenues increased by $3.0 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to: (i) a $2.5 million increase in net driving range revenues at public golf properties as a result of an increase in memberships in The Players Club program, (ii) a $1.2 million increase in private event revenues and new marketing programs offering various all-inclusive packages at certain golf properties, (iii) a $1.0 million increase due to higher initiation fees from new member sales and higher membership dues rates and (iv) a $0.7 million increase in facility rental revenues due to increases in private events. This was offset by: (i) a $2.0 million decrease in green fee and cart rental revenue as a result of unfavorable weather patterns in California and (ii) a $0.4 million decrease in merchandise sales primarily due to unfavorable weather patterns in California and a lease termination in 2015.

Gain (Loss) on Settlement of Investments, Net

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The net gain on settlement of investments decreased by $26.6 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. During the three months ended June 30, 2016, we recorded a gain of $2.5 million on the sale of Agency RMBS and a CDO security, offset by $2.4 million of losses associated with the settlement of derivatives. During the three months ended June 30, 2015, we recorded: (i) a gain of $28.8 million on the sale of CMBS and non-Agency RMBS, (ii) a gain of $2.9 million on the settlement of TBAs and (iii) a gain of $1.5 million on the gain of real estate related loans. This was offset by a loss of $5.9 million on the sale of our agency RMBS and a loss of $0.6 million on the termination of interest rate swaps in CDO VIII.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The net gain on settlement of investments decreased by $29.3 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, we recorded a gain of $8.4 million on the sale of Agency RMBS, offset by $10.0 million of losses associated with the settlement of derivatives. During the six months ended June 30, 2015, we recorded a gain of $28.8 million on the sale of CMBS and non-Agency RMBS and a gain of $1.5 million on the sale of real estate related loans. This was offset by $2.6 million of losses associated with the settlement of derivatives in the six months ended June 30, 2015.

Gain on Deconsolidation

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There were no deconsolidations during the three months ended June 30, 2016 and 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

The gain on deconsolidation of $82.1 million during the six months ended June 30, 2016 is related to the deconsolidation of CDO VI. There were no deconsolidations during the six months ended June 30, 2015.

Other Income (Loss), Net

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Other income (loss), net decreased by $3.7 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to: (i) a $2.9 million decrease on the mark-to-market value of the TBA derivatives, (ii) a $0.6 million decrease in the gain on extinguishment of debt as there was a loss on extinguishment of $0.1 million recognized in the three months ended June 30, 2016 compared to a gain on extinguishment of debt of $0.5 million recognized in the three months ended June 30, 2015 and (iii) a $0.2 million net decrease related to other golf income items in the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Other income (loss), net decreased by $3.2 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to: (i) a $2.2 million decrease on the mark-to-market value of derivatives, (ii) a $0.9 million decrease in the gain on extinguishment of debt as there was a loss on extinguishment of $0.4 million recognized in the six months ended June 30, 2016 compared to a gain on extinguishment of debt of $0.5 million recognized in the six months ended June 30, 2015 and (iii) a $0.1 million net decrease related to other golf income items in the six months ended June 30, 2015.

Loan and Security Servicing Expense

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in loan and security servicing expense during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

There was no significant change in loan and security servicing expense during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Operating Expenses - Golf (including Repairs and Maintenance Expense)

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in operating expenses - golf during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Operating expenses - golf increased by $1.7 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased payroll expense as a result of increases to California’s minimum wage, higher commissions paid from additional sales of memberships and increases in other costs due to increases in private events.

Cost of Sales - Golf

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in cost of sales - golf during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Cost of sales - golf increased by $0.3 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased food and beverage revenues associated with increases in private events and growth of The Players Club program.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in general and administrative expense during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

General and administrative expense increased by $1.4 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to higher accounting and legal related expenses, and professional fees incurred related to the golf financing obtained in June 2016.

Management Fee to Affiliate

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in management fee to affiliate during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

There was no significant change in management fee to affiliate during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Depreciation and Amortization

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Depreciation and amortization decreased by $0.6 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Depreciation and amortization decreased by $1.4 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Golf Segment Results

Comparison of Golf Results of Operations for the three and six months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Golf course operations	$48,057	$48,778	$(721)	(1.5)%
Sales of food and beverages - golf	21,612	20,944	668	3.2%
Other golf revenue	14,815	13,081	1,734	13.3%
Interest income	36	36	—	—%
Total revenues	84,520	82,839	1,681	2.0%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	65,499	65,438	61	0.1%
Cost of sales - golf	9,217	9,108	109	1.2%
General and administrative expense (including acquisition and transaction expense)	1,806	1,078	728	67.5%
Depreciation and amortization	6,484	7,119	(635)	(8.9)%
Interest expense	2,698	3,681	(983)	(26.7)%
Total expenses	85,704	86,424	(720)	(0.8)%

Other loss, net	(8)	(235)	227	96.6%

Loss from continuing operations before income tax	$(1,192)	$(3,820)	$2,628	68.8%

	Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Golf course operations	$86,776	$87,732	$(956)	(1.1)%
Sales of food and beverages - golf	35,173	33,956	1,217	3.6%
Other golf revenue	24,693	21,941	2,752	12.5%
Interest income	77	72	5	6.9%
Total revenues	146,719	143,701	3,018	2.1%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	122,104	120,375	1,729	1.4%
Cost of sales - golf	15,428	15,161	267	1.8%
General and administrative expense (including acquisition and transaction expense)	2,785	1,362	1,423	104.5%
Depreciation and amortization	12,515	13,872	(1,357)	(9.8)%
Interest expense	5,363	7,300	(1,937)	(26.5)%
Total expenses	158,195	158,070	125	0.1%

Other loss, net	(292)	(228)	(64)	(28.1)%

Loss from continuing operations before income tax	$(11,768)	$(14,597)	$2,829	19.4%

Golf Course Operations
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Golf course operations decreased by $0.7 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a $1.1 million decrease in green fee and cart rental revenue as a result of unfavorable weather patterns in California, partially offset by a $0.4 million increase due to higher initiation fees from new member sales and higher membership dues rates.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Golf course operations decreased by $1.0 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a $2.0 million decrease in green fee and cart rental revenue as a result of unfavorable weather patterns in California, partially offset by a $1.0 million increase due to higher initiation fees from new member sales and higher membership dues rates.

Sales of Food and Beverages - Golf

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Sales of food and beverages - golf increased by $0.7 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to increases in private event revenues and new marketing programs offering various all-inclusive packages at certain golf properties.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Sales of food and beverages - golf increased by $1.2 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increases in private event revenues and new marketing programs offering various all-inclusive packages at certain golf properties.

Other Golf Revenue

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Other golf revenue increased by $1.7 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a $1.4 million increase in net driving range revenues at public golf properties as a result of the introduction of The Players Club program and a $0.3 million increase in facility rental revenues due to increases in private events.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Other golf revenue increased by $2.8 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to: (i) a $2.5 million increase in net driving range revenues at public golf properties as a result of the introduction of The Players Club program, and (ii) a $0.7 million increase in facility rental revenues due to increases in private events, partially offset by a $0.4 million decrease in merchandise sales primarily due to unfavorable weather patterns in California and a lease termination in 2015.

Interest Income
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in interest income during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

There was no significant change in interest income during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Operating Expenses - Golf (including Repairs and Maintenance Expense)
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in operating expenses - golf during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Operating expenses - golf increased by $1.7 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased payroll expense as a result of increases to California’s minimum wage, higher commissions paid from additional sales of memberships and increases in other costs due to increases in private events.

Cost of Sales - Golf

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in cost of sales - golf during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Cost of sales - golf increased by $0.3 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased food and beverage revenues associated with increases in private events and growth of The Players Club program.

General and Administrative Expense (including Acquisition and Transaction Expense)
Three months ended June 30, 2016 compared to the three months ended June 30, 2015

General and administrative expense increased by $0.7 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to higher accounting and legal related expenses, and professional fees incurred related to the golf financing obtained in June 2016.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

General and administrative expense increased by $1.4 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to higher accounting and legal related expenses, and professional fees incurred related to the golf financing obtained in June 2016.

Depreciation and Amortization

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

Depreciation and amortization decreased by $0.6 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Depreciation and amortization decreased by $1.4 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Interest Expense

Three months ended June 30, 2016 compared to the three months ended June 30, 2015
Interest expense decreased by $1.0 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to a $2.0 million decrease from the golf debt that was repurchased in August 2015, partially offset by an increase of $1.0 million due to the August 2015 golf repurchase agreement.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015

Interest expense decreased by $1.9 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a $4.1 million decrease from the golf debt that was repurchased in August 2015, partially offset by a $2.1 million increase due to the August 2015 golf repurchase agreement and a $0.1 million increase in capital lease interest expense for additional capital leases.

Other Income (Loss), Net

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

There was no significant change in other income (loss) during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

There was no significant change in other income (loss) during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, and other general business needs.

Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of investments, potential refinancing of existing debt, potential issuance of new debt or equity securities, when feasible. We have the ability to publicly or privately issue common stock, preferred stock, depository shares, debt securities and warrants. Our debt obligations are generally secured directly by our investment assets, except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we believe we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next 12 months, we expect that our cash on hand combined with our other primary sources of funds for liquidity will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, capital expenditures, hedging activity, potential margin calls and operating expenses. In addition, we may have additional cash requirements with respect to incremental investments. We may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our recourse debt obligations, through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets. We continually monitor market conditions for financing opportunities, and at any given time, we may enter into or pursue one or more of the transactions described above.
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

Cash flows provided by operations constitutes a critical component of our liquidity. Essentially, our cash flows provided by operations is equal to (i) net cash flows received from our Golf business, plus (ii) the net cash flows from our CDO and non-CDO investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iii) operating expenses (primarily management fees, professional fees, insurance and taxes), less (iv) interest on the junior subordinated notes payable, and less (v) preferred dividends.

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest and fees payable at maturity), discount on our debt obligations, deferred financing costs, and deferred hedge gains and losses, (ii) amortization of favorable and unfavorable leasehold intangibles from the acquisition of the Golf business in December 2013, (iii) accretion of golf membership deposit liabilities in interest expense, (iv) amortization of prepaid golf membership dues, (v) gains and losses from sales of assets, (vi) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, (vii) unrealized gains or losses on our non-hedge derivatives, (viii) non-cash gains or losses associated with our early extinguishment of debt, (ix) non-cash gains on deconsolidation, (x) depreciation and amortization on our investments, and (xi) net income (loss) generated within CDOs that have failed their over-collateralization or interest coverage tests. Proceeds from the sale of assets which serve as collateral for our CDO financings, including gains thereon, are required to be retained in the CDO structure until the related bonds are retired and are, therefore, not available to fund current cash needs outside of these structures.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf related real estate and operations.  The Company has paid common dividends of $16.0 million and preferred dividends of $2.8 million thus far in fiscal year 2016.  For the six months ended June 30, 2016, the Company reported net cash used in operating activities of $11.5 million and net cash used in investing activities of $3.8 million, and cash and cash equivalents of $52.3 million as of June 30, 2016.  The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.  See Part II, Item IA.“Risk Factors-Risks Related to Our REIT Status and the 1940 Act” for more information.

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

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of August 2, 2016 are set forth below:

•
Margin Exposure and Recourse Financings – We have margin exposure on $434.9 million repurchase agreements related to the financing of FNMA/FHLMC securities. We have a $102.0 million term loan related to the financing of golf properties (See Note 10 to Part I, Item 1. “Financial Statements” for additional information). The mezzanine note payable and golf loans were repaid in April 2016 and June 2016, respectively. See Note 6 to Part I, Item 1. “Financial Statements” for additional information.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

	August 2, 2016	June 30, 2016	December 31, 2015
FNMA/FHLMC securities	$434,866	$361,085	$348,625
Golf term loan	102,000	102,000	—
Golf loans	—	—	70,000
Mezzanine note payable	—	—	11,660
Total recourse financings outstanding face amount	$536,866	$463,085	$430,285

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at June 30, 2016 (dollars in thousands).

	Outstanding Face Amount	Amortized Cost Basis (A)	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value	Number of Investments	Credit (B)	Weighted Average Life (years) (C)
Debt Investment
Commercial Assets (D)
CDO Securities (E)	$14,768	$—	—%	$9,910	$9,910	2	C	4.5
Other Investments (F)	21,339	21,339	2.3%	22,847	21,339	1	NR	—
Total Commercial Assets	36,107	21,339	2.3%	32,757	31,249			4.5

Residential Assets
Residential Loans	777	442	0.1%	476	442	3	NR	1.8
Non-Agency RMBS	4,000	716	0.1%	3,078	3,078	1	C	9.6
Real Estate ABS Small Business Loans	8,464	—	—%	—	—	1	C	0.0
	13,241	1,158	0.2%	3,554	3,520			3.0
FNMA/FHLMC	428,881	453,116	49.4%	452,815	452,815	12	AAA	4.0
Total Residential Assets	442,122	454,274	49.6%	456,369	456,335			4.0

Corporate Assets
Corporate Bank Loans (G)	172,158	143,526	15.6%	159,598	143,526	2	NR	0.8
Total Corporate Assets	172,158	143,526	15.6%	159,598	143,526			0.8

Total Debt Investments	650,387	619,139	67.5%	$648,724	631,110			3.3
Golf Investments
Golf Investment (H)	380,625	298,103	32.5%		298,103

Total Portfolio/Weighted Average	$1,031,012	$917,242	100.0%		$929,213

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (I)					$362,931
Cash and restricted cash					58,125
Receivables from brokers, dealers and clearing organizations					373,097
Other					44,288
GAAP total assets					$1,767,654

WA – Weighted average, in all tables.
NR – Not rated, in all tables.

(A)	Net of impairment.

(B)
Credit represents the weighted average of minimum rating for rated assets. Ratings provided above were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Weighted average life is based on the timing of expected principal reduction on the asset.

(D)
Excludes 2 CMBS investments with zero carrying value, which had an aggregate face amount of $10.3 million and 2 mezzanine loans with zero carrying value, which had an aggregate face amount of $17.8 million.

(E)	Represents non-consolidated CDO securities, excluding 12 securities with zero value, which had an aggregate face amount of $183.5 million.

(F)	Represents an equity investment in a real estate owned property.

(G)	Excludes 2 bank loans with zero carrying value, which had an aggregate face amount of $45.7 million.

(H)
Face amount of the golf investment represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization. Basis amount of the golf investments represents carrying value including intangibles.

(I)
Our subprime mortgage loans subject to call option are excluded because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the Consolidated Balance Sheets.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at June 30, 2016:

Weighted average asset yield	7.38%
Weighted average funding cost	0.67%
Net interest spread	6.71%

The net interest spread decreased from 7.36% at December 31, 2015 to 6.71% at June 30, 2016 primarily due to the deconsolidation of CDO VI during the six months ended June 30, 2016.

The net interest spread of our portfolio of debt investments can be impacted by (i) the timing and extent of changes in the composition of our portfolio as a result of purchases and sales of assets or the repayment of debt, including our CDO debt, repurchase agreements and other bonds, repurchases of debt, and the incurrence of new debt, (ii) the yields on new investments, which varies depending on the credit quality of the issuer, and (iii) changes in our estimates of the yields on securities acquired at a discount for credit quality, which management assesses on a quarterly basis. For instance, the net interest spread of our debt investments increases if we sell assets with lower yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale or refinancing) that has a higher interest rate relative to other financing on our portfolio assuming no other changes to the composition of our portfolio. Conversely, the net interest spread of our portfolio decreases if we sell assets with higher yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale) that has a lower interest rate relative to other financing on our portfolio, assuming no other changes to the composition of our portfolio. Management continually monitors market conditions to opportunistically effect purchases and sales of debt investments.

CDO Securities

See Note 5 to Part I, Item 1. “Financial Statements” for information about our CDO securities.

Residential Loans

Deal	Loan Count	Outstanding Face Amount	Amortized Cost Basis(A)	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value(A)	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Residential Loans	3	$777	$442	100.0%	$476	$442	1.8	$945	80.8%	—%

(A)	Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans.

(B)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

Non-Agency RMBS (A)

See Note 5 to Part I, Item 1. “Financial Statements” for additional information about our Non-Agency RMBS.

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (C)	3 Month CPR (D)	Delinquency (E)	Cumulative Losses to Date
2006	10.9	0.17	11.4%	15.5%	19.2%
Total / WA	10.9	0.17	11.4%	15.5%	19.2%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our Consolidated Financial Statements included herein.

(B)	The year in which the securities were issued.

(C)	The ratio of original unpaid principal balance of loans still outstanding.

(D)	Three month average constant prepayment rate.

(E)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

Agency ARM RMBS (FNMA/FHLMC Securities)

See Note 5 to Part I, Item 1. “Financial Statements” for information about Agency RMBS activity during 2016.

Corporate Bank Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value
Resorts (B)	NR	1	$158,461	$142,389	99.2%	$158,461	$142,389
Restaurant	NR	1	13,697	1,137	0.8%	1,137	1,137
Total / WA	NR	2	$172,158	$143,526	100.0%	$159,598	$143,526

(A)
Ratings provided above were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of June 30, 2016.

(B)	Excludes 2 bank loans with zero carrying value, which had an aggregate face amount of $45.7 million.

Intrawest Loan (included in the Resorts section of the table above)

In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new loan to Intrawest Cayman L.P. and its subsidiaries (“Intrawest”), which is a portfolio company of private equity funds managed by an affiliate of our Manager. In addition, Mr. Edens is a director of Intrawest and has an indirect ownership interest in Intrawest. Interest on the loan is accrued and deferred until maturity in 2019. As of December 31, 2013, the face amount of this investment was $185.6 million.  In December 2013, we consented to a modification of the collateral for our investment in order to facilitate an initial public offering of Intrawest. In January 2014, Intrawest completed a $37.5 million primary offering and a $150.0 million secondary offering. Following Intrawest’s public offerings, we received total cash of $83.3 million, which reduced the face amount of our loan to $99.4 million.  In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.50%.  As a result of the accrued and deferred interest, the face amount of the loan has increased to $158.5 million as of June 30, 2016. Interest accrued on the loan accounts for a significant portion of our interest income and Core Earnings (as defined in Part I, Item 2. Contractual Obligations “Core Earnings”). We could be adversely affected if we are unable to recover our investment in the loan.

Golf Investments

In December 2013, we restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”). National Golf owns 27 golf properties across eight states, and leases these properties to American Golf Corporation (“American Golf”), an affiliated operating company. As of June 30, 2016, American Golf also leased 48 golf properties and managed 10 golf properties owned by third parties. As part of the transaction, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore consolidated these entities as of December 31, 2013. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

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

In January 2016, the lease on a golf property in Oregon expired and the Golf business did not renew the lease for such property.

The following table summarizes certain information about our golf properties as of June 30, 2016:

	Number of Properties	Number of Golf Holes
Leased
Public	43	801
Private	5	144
Total Leased	48	945
Owned
Public	12	234
Private	15	306
Total Owned	27	540
Managed	10	162
Total	85	1,647

Location
California	53	1,017
Florida	1	54
Georgia	10	171
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	5	108
Oklahoma	3	54
Oregon	2	36
Tennessee	2	36
Texas	3	54
Washington	1	18
	85	1,647

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 10 to our Consolidated Financial Statements included herein, existing at June 30, 2016 (gross of $3.7 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2016 through December 31, 2016	$1,456	$361,085	$362,541
2017	3,129	—	3,129
2018	3,335	—	3,335
2019	3,411	102,000	105,411
2020	2,289	—	2,289
2021	898	—	898
Thereafter	363,176	51,004	414,180
Total	$377,694	$514,089	$891,783

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

The financing of our Golf business contains various customary loan covenants, including certain coverage ratios. We were in compliance with all of the covenants as of June 30, 2016. In addition, as of June 30, 2016, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and to finance the acquisition of golf debt. All of the repurchase agreements have full recourse to Newcastle.

		Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Outstanding Face Amount at June 30, 2016	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$361,085	$362,848	$366,433	0.65%	$357,375	$366,433	0.67%
Golf Loans	$—	$65,879	$68,500	4.44%	$67,750	$70,000	4.27%

The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC repurchase agreements was 4% as of June 30, 2016.

Equity

Common Stock

At June 30, 2016, we had 66,712,338 shares of common stock outstanding.

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

See Note 14 to Part I, Item 1. “Financial Statements” for information on our outstanding options as of June 30, 2016.

Common Stock Dividends Paid

		Amount
Declared for the Quarter Ended	Paid	Per Share
March 31, 2016	April 2016	$0.12
June 30, 2016	July 2016	$0.12

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2016	January 2016	$0.609	$0.503	$0.523
April 30, 2016	April 2016	$0.609	$0.503	$0.523
July 31, 2016	July 2016	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the six months ended June 30, 2016, our accumulated other comprehensive income changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income, December 31, 2015	$20	$33,277	$33,297
Net unrealized gain on securities	—	7,802	7,802
Reclassification of net realized gain on securities into earnings	—	(8,426)	(8,426)
Reclassification of net realized gain on deconsolidation of CDO VI	—	(20,682)	(20,682)
Reclassification of net realized gain on derivatives designated as cash flow hedges into earnings	(20)	—	(20)
Accumulated other comprehensive income, June 30, 2016	$—	$11,971	$11,971

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased during the six months ended June 30, 2016 in accumulated other comprehensive income primarily as a result of gains recognized in earnings from the deconsolidation of CDO VI and gains realized in earnings from the sales of FNMA/FHLMC Agency RMBS, partially offset by unrealized gains on securities caused by a net tightening of credit spreads.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow used in operating activities was $11.5 million for the six months ended June 30, 2016 compared to $16.7 million used in operating activities for the six months ended June 30, 2015. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $5.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to lower interest proceeds as a result of the liquidation of CDO VIII and IX in June 2015.

•
Net cash receipts from our other debt portfolios decreased by $1.1 million primarily due to lower net receipts on our FNMA/FHLMC securities as a result of a lower face amount held during the six months ended June 30, 2016 compared to the the six months ended June 30, 2015.

•
Operating cash flows from our Golf business increased by $8.2 million primarily due to: (i) the introduction of a new driving range program at public golf properties, (ii) decreased interest expense payments as a result of the golf debt repurchased in August 2015, (iii) increased food and beverage sales due to increased private events and (iv) decreased operating expenses as a result of the termination of certain leased golf properties in 2015.

•
A decrease of approximately $3.3 million in other operating expenses paid during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to expenses incurred at the end of 2014 that were paid in the first quarter of 2015 associated with the spin-off of New Senior Investment Group Inc.

Investing Activities

Investing activities used $3.8 million and provided $157.3 million during the six months ended June 30, 2016 and 2015, respectively. Uses of cash flow from investing activities consisted primarily of investments made in real estate securities, settlement of TBAs, and additions to the golf business. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and return of restricted cash from investing activities.

Financing Activities

Financing activities provided $21.9 million and used $100.1 million during the six months ended June 30, 2016 and 2015, respectively. Proceeds of cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repurchase of debt, repayment of debt obligations, settlement of derivatives, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate, Credit and Spread Risk

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of June 30, 2016, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2016, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2015, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition, we had the following material contractual obligations that we executed during the six months ended June 30, 2016:

•
In February 2016, we signed an amendment to the golf repurchase agreement to extend the maturity to May 31, 2016 with an option to extend to June 30, 2016. In May 2016, we exercised the option to extend the maturity to June 30, 2016.

•
In June 2016, Newcastle obtained third-party financing on 22 golf properties for a total of $102.0 million at a floating rate of the greater of: (i) 30 day LIBOR + 4.70% or (ii) 6.50%. At the time of closing, we purchased a co-terminus LIBOR interest rate cap of 1.80%. See Note 10 to Part I, Item 1. "Financial Statements" for additional information about this financing.

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

Core Earnings

The following primary variables impact our operating performance: (i) the current yield earned on our investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield we earn from our non-recourse financing structures, (iii) the interest expense and dividends incurred under our recourse debt and preferred stock, (iv) the net operating income on our real estate and golf investments, (v) our operating expenses and (vi) our realized and unrealized gains or losses, net of related provision for income taxes, including any impairment, on our investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of our operating performance excluding the sixth variable listed above. Core earnings also excludes depreciation and amortization charges, including the accretion of membership deposit liabilities and the impact of the application of acquisition accounting, acquisition and spin-off related expenses and restructuring expenses. Core earnings is used by management to evaluate our performance without taking into account gains and losses, net of related provision for income taxes, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future performance. These adjustments to our income applicable to common stockholders are not indicative of the performance of the assets that form the core of our activity.

Management utilizes core earnings as a measure in its decision-making process relating to the underlying fundamental operations of our investments, as well as the allocation of resources between those investments, and management also relies on core earnings as an indicator of the results of such decisions. As such, core earnings is not intended to reflect all of our activity and should be considered as only one of the factors in assessing our performance, along with GAAP net income, which is inclusive of all of our activities. Management also believes that the exclusion from core earnings of the items specified above allows investors and analysts to readily identify and track the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate our current core performance using the same measure that management uses to operate the business.

Core earnings does not represent an alternative to net income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of our liquidity, and is not indicative of cash available to fund cash needs. For a further description of the differences between cash flows provided by operations and net income, see “ – Liquidity and Capital Resources” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited.

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income applicable to common stockholders	$1,651	17,019	$73,675	$14,927
Add (Deduct):
Impairment	645	13,679	2,953	14,084
Other loss (income)(A)	1,322	(29,044)	(78,750)	(29,231)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations(B)	—	(317)	—	(306)
Depreciation and amortization(C)	9,029	9,837	17,694	19,309
Acquisition, restructuring and spin-off related expenses(D)	1,246	333	1,737	371
Core earnings	$13,893	$11,507	$17,309	$19,154

(A)
Net of $0.4 million and $0.7 million related to other income from an equity method investment during the three and six months ended June 30, 2016, respectively, and includes $82.1 million gain related to the deconsolidation of CDO VI during the six months ended June 30, 2016. Net of $0.3 million and $0.6 million related to other income from an equity method investment during the three and six months ended June 30, 2015, respectively.

(B)
Includes gain on settlement of investments of $0.3 million and $0.3 million and depreciation and amortization of $0 and less than $0.1 million for the three and six months ended June 30, 2015, respectively.

(C)
Including accretion of membership deposit liabilities of $1.4 million and $2.9 million and amortization of favorable and unfavorable leasehold intangibles of $1.1 million and $2.3 million in the three and six months ended June 30, 2016, respectively. Including accretion of membership deposit liabilities of $1.5 million and $2.9 million and amortization of favorable and unfavorable leasehold intangibles of $1.2 million and $2.5 million in the three and six months ended June 30, 2015, respectively. The accretion of membership deposit liabilities was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf.

(D)
Including acquisition and transaction expenses of $1.2 million and $1.4 million and restructuring expenses of zero and $0.3 million during the three and six months ended June 30, 2016, respectively. Including acquisition and transaction expenses of $0.3 million and restructuring expenses of less than $0.1 million during both the three and six months ended June 30, 2015. The acquisition and transaction costs are recorded to general and administrative expense and restructuring expense was recorded to operating expenses - golf.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk and credit spread risk. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. For a further understanding of how market risk may affect our financial position or operating results, please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Policies.”

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

As of June 30, 2016, a 100 basis point increase in short-term interest rates would decrease our earnings by approximately $0.3 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of June 30, 2016, a 100 basis point change in short-term interest rates would impact our net book value by approximately $1.0 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, our swaps are “pay fixed” swaps involving the exchange of floating rate interest payments from the counterparty for fixed interest payments from us. This can effectively convert a floating rate debt obligation into a fixed rate debt obligation. Interest rate swaps may be subject to margin calls. Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an upfront payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically LIBOR) rise above (cap agreements) or fall below (floor agreements) the “strike” rate specified in the contract. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. As of June 30, 2016, we had no interest rate swaps.

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

As of June 30, 2016, a 25 basis point movement in credit spreads would impact our net book value by approximately $0.4 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Further, the Dodd-Frank Act imposes mandatory clearing and exchange-trading requirements on many derivatives transactions (including formerly unregulated over-the-counter derivatives) in which we may engage. In addition, the Dodd-Frank Act is expected to increase the margin requirements for derivatives transactions that are not subject to mandatory clearing requirements, which may impact our activities. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants” and “major security-based swap participants,” and subjects or may subject these regulated entities to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements that will give rise to new administrative costs.

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

Our management agreement with our Manager was not negotiated between unaffiliated parties, and its terms, including fees payable, although approved by our independent directors as fair, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. Our management agreement, as amended, does not limit or restrict our Manager or its affiliates from engaging in any business or managing other pooled investment vehicles that make investments that meet our investment objectives. Entities managed by our Manager or its affiliates–including investment funds, private investment funds, or businesses managed by our Manager–have investment objectives that overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. These entities may invest in assets that meet our investment objectives, including real estate securities, real estate related and other loans, and other operating real estate, and other assets. Our Manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles. Our Manager or its affiliates may determine, in their discretion, to make a particular investment through an investment vehicle other than us and have no obligation to offer to us the opportunity to participate in any particular investment opportunity.

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

Our Manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 7, 2016, our board of directors adopted the 2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (the “2016 Plan”), which our stockholders approved at our 2016 Annual Meeting of Stockholders and provides for 300,000 shares of our common stock to be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2016 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Newcastle Nonqualified Stock Option and Incentive Plan, the 2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, the 2016 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our Manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

The documentation governing our CDOs specifies certain events of default, which, if they occur, would negatively affect us. Events of default include, among other things, failure to pay interest on senior classes of securities within the CDO, breaches of covenants, representations or warranties, bankruptcy, and failure to satisfy specific over-collateralization tests. If an event of default occurs under any of our CDOs, it could negatively affect our cash flows, business, results of operations and financial condition.

In addition, we can be removed as manager of a CDO if certain events occur, including, among other things, the failure to satisfy specific over-collateralization tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on certain senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from-and no longer be able to manage the assets of-the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed certain over-collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of the date of this report, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default constituting manager termination events, or other manager termination events, may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if such events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if such events of default occur.

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

We are required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a loan, it is probable that we will not be able to collect the full amount we intended to collect from the loan or, with respect to a security or golf property, it is probable that the value of the security or golf property is other-than-temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment was calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment and the amount of accrued interest recognized as income from such investment, which could have a material adverse effect on our results of operations and our ability to pay dividends to our stockholders.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2016, we had $361.1 million outstanding face amount under repurchase agreement financings. These repurchase agreement obligations are with two counterparties.

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

Our securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. In the past, dislocation in the trading markets has reduced the trading for many real estate securities, resulting in less transparent prices for those securities. During such times, it is more difficult for us to sell many of our assets because, if we were to sell such assets, we would likely not have access to readily ascertainable market prices when establishing valuations of them. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. Moreover, if a REIT distributes less than 85% of its ordinary income, 95% of its capital gain net income plus any undistributed shortfall from prior year (“Required Distribution”) to its stockholders during any calendar year (including any distributions declared by the last day of the calendar year but paid in the subsequent year), then it is required to pay an excise tax on 4% of any shortfall between the Required Distribution and the amount that was actually distributed. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs. Such subsidiaries will generally be subject to corporate-level income tax at regular rates and the payment of such taxes would reduce our return on the applicable investment. Currently, we hold some of our investments in TRSs, including the Golf business.

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

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we would generally not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we could incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we might reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we may be precluded from selling equity interests in these securities to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,734,136 shares or our common stock outstanding as of August 2, 2016. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

10.7	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Company's Report on Form 8-K, Exhibit 10.1, filed on May 19, 2016).

10.8
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.9
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Company’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.10
Sale and Cooperation Agreement, dated September 7, 2012, among Newcastle Investment Corp., Barclays Bank PLC and ED LIMITED (incorporated by reference to the Company’s Report on Form 10-Q, Exhibit 10.33, filed on October 26, 2012).

10.11
Purchase and Sale Agreement, dated November 18, 2013, by and between the Sellers named therein and the Purchasers named therein (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.16, filed on March 3, 2014).

10.12
Master Lease, dated December 23, 2013, by and among the Landlords named therein and NCT Master Tenant I LLC (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.17, filed on March 3, 2014).

10.13	Form of Indemnification Agreement (incorporated by reference to the Company’s Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.14
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Kenneth M. Riis
Kenneth M. Riis
Chief Executive Officer and President

August 9, 2016

By:	/s/ Justine A. Cheng
Justine A. Cheng
Chief Financial Officer, Chief Operating Officer and Treasurer

August 9, 2016

By:	/s/ Eun Nam
Eun Nam
Interim Chief Accounting Officer

August 9, 2016