Form 10-Q
period 2016-09-30
NEWCASTLE INVESTMENT CORP
filed 2016-11-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common stock, $0.01 par value per share: 66,734,136 shares outstanding as of October 31, 2016.

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

NEWCASTLE INVESTMENT CORP.
FORM 10-Q

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Real estate securities, available-for-sale	$3,430	$59,034
Real estate securities, available-for-sale - pledged as collateral	663,559	105,963
Real estate related and other loans, held-for-sale, net	52,874	149,198
Subprime mortgage loans subject to call option	353,347	380,806
Investments in real estate, net of accumulated depreciation	227,327	227,907
Intangibles, net of accumulated amortization	67,738	74,472
Other investments	21,724	20,595
Cash and cash equivalents	134,289	45,651
Restricted cash	7,295	4,469
Receivables from brokers, dealers and clearing organizations	858,233	361,341
Receivables and other assets	47,123	38,546
Total Assets	$2,436,939	$1,467,982

Liabilities and Equity
Liabilities
CDO bonds payable	$—	$92,933
Other bonds and notes payable	—	16,162
Repurchase agreements	831,741	418,458
Credit facilities and obligations under capital leases	114,697	11,258
Financing of subprime mortgage loans subject to call option	353,347	380,806
Junior subordinated notes payable	51,219	51,225
Dividends payable	—	8,929
Membership deposit liabilities	87,539	83,210
Payables to brokers, dealers and clearing organizations	663,456	105,940
Accounts payable, accrued expenses and other liabilities	77,292	88,939
Total Liabilities	$2,179,291	$1,257,860

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2016 and December 31, 2015	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,734,136 and 66,654,598 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	667	667
Additional paid-in capital	3,172,721	3,172,370
Accumulated deficit	(2,980,016)	(3,057,538)
Accumulated other comprehensive income	2,785	33,297
Total Newcastle Stockholders’ Equity	257,740	210,379
Noncontrolling interests	(92)	(257)
Total Equity	$257,648	$210,122

Total Liabilities and Equity	$2,436,939	$1,467,982

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$32,310	$23,010	$73,770	$74,353
Interest expense	(13,138)	(14,715)	(39,089)	(48,392)
Net interest income	19,172	8,295	34,681	25,961
Impairment (Reversal)
Valuation allowance on loans	611	3,010	3,454	7,684
Other-than-temporary impairment on securities and other investments	—	427	56	9,899
Portion of other-than-temporary impairment on securities recognized in other comprehensive income (loss), net of the reversal of other comprehensive loss into net income (loss)	—	23	54	(39)
Total impairment	611	3,460	3,564	17,544
Net interest income after impairment	18,561	4,835	31,117	8,417
Operating Revenues
Golf course operations	48,515	49,418	135,291	137,150
Sales of food and beverages - golf	19,913	20,035	55,086	53,991
Other golf revenue	14,734	13,411	39,427	35,352
Total operating revenues	83,162	82,864	229,804	226,493
Other Income (Loss)
Gain (loss) on settlement of investments, net	6,350	(3,168)	4,838	24,623
Gain (loss) on extinguishment of debt, net	(227)	14,878	(607)	15,367
Gain on deconsolidation	—	—	82,130	—
Other income, net	987	277	244	1,871
Total other income	7,110	11,987	86,605	41,861
Expenses
Loan and security servicing expense	32	41	70	255
Operating expenses - golf	67,027	67,984	189,131	188,359
Cost of sales - golf	8,250	8,842	23,678	24,003
General and administrative expense	3,656	3,876	10,278	9,076
Management fee to affiliate	2,676	2,675	8,027	8,017
Depreciation and amortization	6,735	7,111	19,250	20,983
Total expenses	88,376	90,529	250,434	250,693
Income from continuing operations before income tax	20,457	9,157	97,092	26,078
Income tax expense (benefit)	(38)	1,257	144	1,330
Income from continuing operations	20,495	7,900	96,948	24,748
Income from discontinued operations, net of tax	—	7	—	646
Net Income	20,495	7,907	96,948	25,394
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Net (income) loss attributable to noncontrolling interests	(177)	(13)	(165)	217
Income Applicable to Common Stockholders	$18,923	$6,499	$92,598	$21,426

Continued on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income Applicable to Common Stock, per share
Basic	$0.28	$0.10	$1.39	$0.32
Diluted	$0.27	$0.09	$1.35	$0.31
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests
Basic	$0.28	$0.10	$1.39	$0.31
Diluted	$0.27	$0.09	$1.35	$0.30
Income from discontinued operations per share of common stock
Basic	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$0.01
Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,730,583	66,484,962	66,688,962	66,445,705
Diluted	69,072,676	69,069,659	68,753,532	69,053,302
Dividends Declared per Share of Common Stock	$0.12	$0.12	$0.24	$0.36

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$20,495	$7,907	$96,948	$25,394
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	894	5,149	8,696	2,577
Reclassification of net realized gain on securities into earnings	(10,080)	(7,594)	(18,506)	(36,470)
Reclassification of net realized gain on deconsolidation of CDO VI	—	—	(20,682)	—
Net unrealized loss on derivatives designated as cash flow hedges	—	—	—	(60)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	—	(20)	(20)	1,917
Other comprehensive loss	(9,186)	(2,465)	(30,512)	(32,036)
Total comprehensive income (loss)	$11,309	$5,442	$66,436	$(6,642)
Comprehensive income (loss) attributable to Newcastle stockholders’ equity	$11,132	$5,429	$66,271	$(6,425)
Comprehensive income (loss) attributable to noncontrolling interests	$177	$13	$165	$(217)

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(dollars in thousands, except share data)

	Newcastle Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Newcastle Stockholders’ Equity	Noncontrolling Interests	Total Equity (Deficit)
Equity (deficit) - December 31, 2015	2,463,321	$61,583	66,654,598	$667	$3,172,370	$(3,057,538)	$33,297	$210,379	$(257)	$210,122

Dividends declared	—	—	—	—	—	(19,261)	—	(19,261)	—	(19,261)

Issuance of common stock (directors)	—	—	79,538	—	351	—	—	351	—	351

Comprehensive income

Net income	—	—	—	—	—	96,783	—	96,783	165	96,948

Deconsolidation of net unrealized gain on securities	—	—	—	—	—	—	(20,682)	(20,682)	—	(20,682)

Other comprehensive loss	—	—	—	—	—	—	(9,830)	(9,830)	—	(9,830)

Total comprehensive income								66,271	165	66,436

Equity (deficit) - September 30, 2016	2,463,321	$61,583	66,734,136	$667	$3,172,721	$(2,980,016)	$2,785	$257,740	$(92)	$257,648

See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$96,948	$25,394
Adjustments to reconcile net income to net cash used in operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	19,250	20,994
Amortization of discount and premium	(8,156)	(3,166)
Other amortization	7,998	8,108
Net interest income on investments accrued to principal balance	(25,570)	(19,147)
Amortization of revenue on golf membership deposit liabilities	(646)	(312)
Amortization of prepaid golf membership dues	(20,951)	(20,923)
Non-cash directors’ compensation	351	238
Valuation allowance on loans	3,454	7,684
Other-than-temporary impairment on securities and other investments	110	9,860
Equity in earnings from equity method investments, net of distributions	(1,129)	(975)
Gain on deconsolidation	(82,130)	—
Gain on settlement of investments, net	(5,146)	(24,451)
Unrealized loss on non-hedge derivatives	1,702	89
Loss (gain) on extinguishment of debt, net	607	(15,367)
Change in:
Restricted cash	(2,487)	(1,725)
Receivables and other assets	(4,307)	(1,555)
Accounts payable, accrued expenses and other liabilities	5,405	(4,303)
Net cash used in operating activities	(14,697)	(19,557)
Cash Flows From Investing Activities
Principal repayments from investments	133,756	124,015
Purchase of real estate securities	(1,618,090)	(1,039,220)
Proceeds from sale of investments	1,128,906	1,061,499
Payments for settlement of TBAs	(13,675)	—
Acquisition and additions of investments in real estate	(9,147)	(2,894)
Change in restricted cash from investing activities	—	56,774
Net cash (used in) provided by investing activities	(378,250)	200,174
Cash Flows From Financing Activities
Repurchases of debt obligations	—	(152,281)
Borrowings under debt obligations	1,670,481	1,454,435
Repayments of debt obligations	(1,158,754)	(1,485,065)
Margin deposits under repurchase agreements and derivatives	(41,131)	(113,899)
Return of margin deposits under repurchase agreements and derivatives	40,442	112,631
Golf membership deposits received	3,117	3,623
Common stock dividends paid	(24,006)	(23,919)
Preferred stock dividends paid	(4,185)	(4,185)
Payment of deferred financing costs	(3,670)	(500)
Payments for settlement of derivative instruments	—	(13,326)
Other financing activities	(709)	(500)
Net cash provided by (used in) financing activities	481,585	(222,986)
Net Increase (Decrease) in Cash and Cash Equivalents	88,638	(42,369)
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	45,651	73,727
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	—	135
Cash and Cash Equivalents, End of Period	$134,289	$31,493

Cash and Cash Equivalents of Continuing Operations, End of Period	$134,289	$31,493
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$—	$930
Common stock dividends declared but not paid	$—	$7,978
Financing costs accrued but not paid	$600	$—
Additions to capital lease assets and liabilities	$7,018	$7,231
Option exercise	$—	$48
See notes to Consolidated Financial Statements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

1.	ORGANIZATION

Newcastle Investment Corp. (and its subsidiaries, “Newcastle” or the “Company”) is a Maryland corporation that was formed in 2002. Newcastle focuses on investing in, and actively managing, real estate related assets, including traditional and innovative golf assets. Newcastle is organized and currently conducts its operations to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. As such, Newcastle will generally not be subject to U.S. federal corporate income tax on that portion of its net income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements. However, certain of our activities are conducted through taxable REIT subsidiaries (“TRS”) and therefore are subject to federal and state income taxes at regular corporate tax rates. Newcastle’s common stock is traded on the New York Stock Exchange under the symbol “NCT.”

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

As of September 30, 2016, Newcastle’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
SEPTEMBER 30, 2016
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

Derivative transactions are entered into by Newcastle solely for risk management purposes in the ordinary course of business. In determining whether to hedge a risk, Newcastle may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by Newcastle. As of September 30, 2016, Newcastle has no derivative instruments that qualify and are designated as hedging instruments, but has one interest rate cap in the amount of $0.2 million which is not designated as a hedge.

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

Newcastle typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, Newcastle may “roll” its TBA positions, whereby it may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. Newcastle accounts for its TBA transactions as non-hedge instruments, with changes in market value recorded in the Statement of Operations. As of September 30, 2016, Newcastle held six short TBA contracts totaling $1,457.2 million in notional amount and four long contracts totaling $823.0 million in notional amount of Agency RMBS. As of September 30, 2016 and December 31, 2015, Newcastle funded approximately $2.9 million and $1.0 million, respectively, for margin calls related to TBA contracts.
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

Operating Leases and Operating Expenses - Operating expenses for the Golf business consist primarily of payroll, equipment leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, and marketing. Many of the golf properties and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease. These scheduled rent increases or decreases are recognized on a straight-line basis over the term of the lease. Increases result in an accrual, which is included in accounts payable, accrued expenses and other liabilities, and decreases result in a receivable, which is included in receivables and other assets, for the amount by which the cumulative straight-line rent differs from the contractual cash rent.
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
SEPTEMBER 30, 2016
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

Other Investment - Newcastle owns a 23% economic interest within a commercial real estate project which is recorded as an equity method investment. As of September 30, 2016 and December 31, 2015, the carrying value of this investment was $21.7 million and $20.6 million, respectively. Newcastle evaluates its investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the investee, the length of time and the extent to which the market value of the investment has been less than cost and the intent and ability of Newcastle to retain its investment.

Impairment of Real Estate and Finite-lived Intangible Assets - Newcastle periodically reviews the carrying amounts of its long-lived assets, including real estate and finite-lived intangible assets, to determine whether current events or circumstances indicate

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

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
Investments in CDO Servicing Rights - In February 2011, Newcastle, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) CDOs for $2.2 million pursuant to a bankruptcy proceeding. Newcastle initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying loans, default rates, loss severities and discount rates. During the three and nine months ended September 30, 2016, Newcastle recorded $0.1 million and $0.3 million, respectively, of servicing rights amortization and no servicing rights impairment. During the three and nine months ended September 30, 2015, Newcastle recorded $0.1 million and $0.3 million, respectively, of servicing rights amortization and no servicing rights impairment. As of September 30, 2016 and December 31, 2015, Newcastle’s servicing assets had a carrying value of $0.4 million and $0.7 million, respectively, recorded in receivables and other assets.

Variable Interest Entities (“VIEs”) - Newcastle’s subprime securitizations (see Note 6), CDO V, and CDO VI are considered VIEs, but Newcastle does not control the decisions that most significantly impact their economic performance and no longer receives a significant portion of their returns. Newcastle deconsolidated CDO V as of June 17, 2011 as a result of an event of default which allowed Newcastle to be removed as collateral manager and prevents purchasing and selling of certain collateral within CDO V. In August 2016, Newcastle settled on a trade to sell $14.8 million face amount of two CDO V securities for total proceeds of $9.9 million (see Note 5). As a result of this trade, Newcastle no longer has a variable or economic interest in CDO V.

In March 2016, Newcastle sold to third parties $11.0 million face amount of NCT 2013-VI Class I-MM-2 at a price of 93.0% of par. This tranche was previously held by Newcastle since issuance and was eliminated in consolidation. By selling this tranche, Newcastle was no longer deemed the primary beneficiary of CDO VI. As a result of this sale, Newcastle deconsolidated CDO VI from its Consolidated Balance Sheet, which included $43.9 million carrying value of real estate securities available-for-sale, $93.1 million of CDO bonds payable, and $12.4 million of other bonds payable. In addition, Newcastle reclassified $20.7 million of related other comprehensive income into earnings, and recognized a total gain of approximately $82.1 million as a result of deconsolidating CDO VI. As a result of this transaction, Newcastle no longer has a variable interest in CDO VI. Newcastle continues to receive servicing fees as collateral manager, which are not considered variable interests in CDO VI.

The following table presents certain assets of consolidated VIEs which are included in the Consolidated Balance Sheets. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs, and are equal to or in excess of those obligations. Additionally, the assets in the table below exclude intercompany balances that eliminate in consolidation.

	September 30, 2016
	(Unaudited)	December 31, 2015
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs
Real estate securities, available-for-sale	$—	$46,392
Subprime mortgage loans subject to call option	353,347	380,806
Restricted cash	—	128
Receivables and other assets	—	77
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$353,347	$427,403

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
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

	September 30, 2016
	(Unaudited)	December 31, 2015
Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle
CDO bonds payable	$—	$92,933
Other bonds and notes payable	—	4,672
Financing of subprime mortgage loans subject to call option	353,347	380,806
Accounts payable, accrued expenses and other liabilities	—	29
Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of Newcastle	$353,347	$478,440

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

As of September 30, 2016, Newcastle has not consolidated these potential VIEs. This determination is based, in part, on the assessment that Newcastle does not have the power to direct the activities that most significantly impact the economic performance of these entities (e.g., if Newcastle were to own a majority of the currently controlling class). In addition, Newcastle is not obligated to provide, and has not provided, any financial support to these entities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. Newcastle is currently reviewing the guidance to determine its impact on the Consolidated Financial Statements and has not yet determined the method by which it will adopt the standard.

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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides specific guidance over eight identified cash flow issues in order to reduce diversity in practice over the presentation and classification of certain types of cash receipts and cash payments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities should apply the standard using a retrospective transition method to each period presented. Newcastle is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Results from discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental income	$—	$7	$—	$556
Gain on settlement of investments	—	—	—	318
Total income	—	7	—	874

Property operating expenses	—	—	—	187
General and administrative expenses	—	—	—	30
Depreciation and amortization	—	—	—	11
Total expenses	—	—	—	228
Income from discontinued operations	$—	$7	$—	$646

4.	SEGMENT REPORTING

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Summary financial data on Newcastle’s segments is given below, together with reconciliation to the same data for Newcastle as a whole:

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
Nine Months Ended September 30, 2016
Interest income	$1,097	$72,564	$94	$15	$73,770
Interest expense	(491)	(27,991)	(8,703)	(1,904)	(39,089)
Net interest income (expense)	606	44,573	(8,609)	(1,889)	34,681
Total impairment	110	3,454	—	—	3,564
Total operating revenues	—	—	229,804	—	229,804
Total other income (loss), net	82,130	4,782	(307)	—	86,605
Loan and security servicing expense	30	40	—	—	70
Operating expenses - golf (C)	—	—	182,919	—	182,919
Operating expenses - golf, repairs and maintenance expenses	—	—	6,212	—	6,212
Cost of sales - golf	—	—	23,678	—	23,678
General and administrative expense	—	—	2,212	5,602	7,814
General and administrative expense - acquisition and transaction expenses (D)	—	—	2,093	371	2,464
Management fee to affiliate	—	—	—	8,027	8,027
Depreciation and amortization	—	—	19,250	—	19,250
Income tax expense	—	—	144	—	144
Income (loss) from continuing operations	82,596	45,861	(15,620)	(15,889)	96,948
Net income (loss)	82,596	45,861	(15,620)	(15,889)	96,948
Preferred dividends	—	—	—	(4,185)	(4,185)
Net income attributable to noncontrolling interests	—	—	(165)	—	(165)
Income (loss) applicable to common stockholders	$82,596	$45,861	$(15,785)	$(20,074)	$92,598

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
Three Months Ended September 30, 2016
Interest income	$—	$32,286	$17	$7	$32,310
Interest expense	—	(9,405)	(3,340)	(393)	(13,138)
Net interest income (expense)	—	22,881	(3,323)	(386)	19,172
Total impairment	—	611	—	—	611
Total operating revenues	—	—	83,162	—	83,162
Total other income (loss), net	—	7,125	(15)	—	7,110
Loan and security servicing expense	—	32	—	—	32
Operating expenses - golf (C)	—	—	65,101	—	65,101
Operating expenses - golf, repairs and maintenance expenses	—	—	1,926	—	1,926
Cost of sales - golf	—	—	8,250	—	8,250
General and administrative expense	—	—	665	1,936	2,601
General and administrative expense - acquisition and transaction expenses (D)	—	—	855	200	1,055
Management fee to affiliate	—	—	—	2,676	2,676
Depreciation and amortization	—	—	6,735	—	6,735
Income tax benefit	—	—	(38)	—	(38)
Income (loss) from continuing operations	—	29,363	(3,670)	(5,198)	20,495
Net income (loss)	—	29,363	(3,670)	(5,198)	20,495
Preferred dividends	—	—	—	(1,395)	(1,395)
Net income attributable to noncontrolling interests	—	—	(177)	—	(177)
Income (loss) applicable to common stockholders	$—	$29,363	$(3,847)	$(6,593)	$18,923

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)
	CDOs	Other Debt (B)	Golf	Corporate	Total
September 30, 2016
Investments	$—	$1,094,934	$295,065	$—	$1,389,999
Cash and restricted cash	—	2,017	9,640	129,927	141,584
Other assets	—	867,921	37,359	76	905,356
Total assets	—	1,964,872	342,064	130,003	2,436,939
Debt, net	—	1,185,088	114,697	51,219	1,351,004
Other liabilities	—	666,490	157,705	4,092	828,287
Total liabilities	—	1,851,578	272,402	55,311	2,179,291
Preferred stock	—	—	—	61,583	61,583
Noncontrolling interests	—	—	(92)	—	(92)
Equity attributable to common stockholders	$—	$113,294	$69,754	$13,109	$196,157

Additions to investments in real estate during the nine months ended September 30, 2016	$—	$—	$15,883	$—	$15,883

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt	Golf	Corporate	Operations	Eliminations	Total
Nine Months Ended September 30, 2015
Interest income	$30,983	$46,246	$110	$19	$—	$(3,005)	$74,353
Interest expense	(5,993)	(28,789)	(13,779)	(2,836)	—	3,005	(48,392)
Inter-segment elimination	(3,005)	—	3,005	—	—	—	—
Net interest income (expense)	21,985	17,457	(10,664)	(2,817)	—	—	25,961
Total impairment	12,569	4,975	—	—	—	—	17,544
Total operating revenues	—	—	226,493	—	—	—	226,493
Total other income (loss), net	30,271	(3,070)	14,606	54	—	—	41,861
Loan and security servicing expense	249	6	—	—	—	—	255
Operating expenses - golf (C)	—	—	181,506	—	—	—	181,506
Operating expenses - golf, repairs and maintenance expenses	—	—	6,853	—	—	—	6,853
Cost of sales - golf	—	—	24,003	—	—	—	24,003
General and administrative expense	—	—	1,960	5,767	—	—	7,727
General and administrative expense - acquisition and transaction expenses (D)	—	60	1,239	50	—	—	1,349
Management fee to affiliate	—	—	—	8,017	—	—	8,017
Depreciation and amortization	—	—	20,983	—	—	—	20,983
Income tax expense	—	—	1,330	—	—	—	1,330
Income (loss) from continuing operations	39,438	9,346	(7,439)	(16,597)	—	—	24,748
Income from discontinued operations	—	—	—	—	646	—	646
Net income (loss)	39,438	9,346	(7,439)	(16,597)	646	—	25,394
Preferred dividends	—	—	—	(4,185)	—	—	(4,185)
Net loss attributable to non-controlling interests	—	—	217	—	—	—	217
Income (loss) applicable to common stockholders	$39,438	$9,346	$(7,222)	$(20,782)	$646	$—	$21,426

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Debt Investments (A)				Discontinued
	CDOs	Other Debt	Golf	Corporate	Operations	Total
Three Months Ended September 30, 2015
Interest income	$1,375	$21,587	$38	$10	$—	$23,010
Interest expense	(680)	(9,617)	(3,473)	(945)	—	(14,715)
Net interest income (expense)	695	11,970	(3,435)	(935)	—	8,295
Total impairment	363	3,097	—	—	—	3,460
Total operating revenues	—	—	82,864	—	—	82,864
Total other income (loss), net	—	(2,893)	14,834	46	—	11,987
Loan and security servicing expense	35	6	—	—	—	41
Operating expenses - golf (C)	—	—	65,518	—	—	65,518
Operating expenses - golf, repairs and maintenance expenses	—	—	2,466	—	—	2,466
Cost of sales - golf	—	—	8,842	—	—	8,842
General and administrative expense	—	—	919	1,946	—	2,865
General and administrative expense - acquisition and transaction expenses (D)	—	60	918	33	—	1,011
Management fee to affiliate	—	—	—	2,675	—	2,675
Depreciation and amortization	—	—	7,111	—	—	7,111
Income tax expense	—	—	1,257	—	—	1,257
Income (loss) from continuing operations	297	5,914	7,232	(5,543)	—	7,900
Income from discontinued operations	—	—	—	—	7	7
Net income (loss)	297	5,914	7,232	(5,543)	7	7,907
Preferred dividends	—	—	—	(1,395)	—	(1,395)
Net income attributable to non-controlling interests	—	—	(13)	—	—	(13)
Income (loss) applicable to common stockholders	$297	$5,914	$7,219	$(6,938)	$7	$6,499

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
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

(B)	The following table summarizes the investments and debt in the Other Debt segment:

	September 30, 2016
	Investments		Debt
Non-Recourse	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Subprime mortgage loans subject to call options	$353,347	$353,347	$353,347	$353,347
Other
Unlevered real estate securities (E)	12,464	3,430	—	—
Levered real estate securities (F)	632,206	663,559	831,741	831,741
Real estate related and other loans (G)	71,378	52,874	—	—
Other investments	N/A	21,724	—	—
	$1,069,395	$1,094,934	$1,185,088	$1,185,088

(C)
Operating expenses - golf includes rental expenses recorded under operating leases for carts and equipment in the amount of $0.9 million and $2.9 million for the three and nine months ended September 30, 2016, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2015, respectively.

(D)	Includes all transaction related expenses.

(E)	Excludes 11 CDO securities with zero value, which had an aggregate face amount of $154.0 million.

(F)
These investments represent purchases that were traded on September 30, 2016 but settled on October 13, 2016. These debts represent repurchase agreements collateralized by sold investments that were traded on September 30, 2016 and settled on October 13, 2016.

(G)	Excludes two mezzanine loans with zero value, which had an aggregate face amount of $17.8 million and two corporate loans with zero value, which had an aggregate face amount of $45.7 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

5.	REAL ESTATE SECURITIES

The following is a summary of Newcastle’s real estate securities at September 30, 2016, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
CMBS	$10,308	$10,308	$(10,308)	$—	$—	$—	$—	2	C	2.53%	—%	0.0	—%
ABS - Non-Agency RMBS	4,000	2,269	(1,521)	748	2,682	—	3,430	1	C	0.92%	24.61%	5.3	26.5%
ABS - Small Business Loans	8,464	7,647	(7,647)	—	—	—	—	1	C	6.69%	—%	0.0	—%
Debt Security Total / Average (E)	$22,772	$20,224	$(19,476)	$748	$2,682	$—	$3,430	4	C	3.79%	24.61%	0.9
Equity Securities		—	—	—	—	—	—	1
Total Securities, Available-for-Sale		$20,224	$(19,476)	$748	$2,682	$—	$3,430	5

FNMA/FHLMC	632,206	663,456	—	663,456	103	—	663,559	10	AAA	3.26%	2.87%	6.3	N/A
Total Securities, Pledged as Collateral (E)	$632,206	$663,456	$—	$663,456	$103	$—	$663,559	10

(A)	See Note 13 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(C)	The weighted average life is based on the timing of expected cash flows on the assets.

(D)	Percentage of the outstanding face amount of securities and interests that is subordinate to Newcastle’s investments.

(E)
The total outstanding face amount was $640.7 million for fixed rate securities and $14.3 million for floating rate securities. Excludes 11 CDO securities with zero value, which had an aggregate face amount of $154.0 million.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2016, Newcastle recorded other-than-temporary impairment charges (“OTTI”) of $0.1 million with respect to real estate securities (gross of less than $0.1 million of other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, Newcastle noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on Newcastle’s securities were primarily the result of changes in market factors, rather than issue-specific credit impairment. Newcastle performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. Newcastle had no securities in an unrealized loss position as of September 30, 2016.

The following table summarizes the activity related to credit losses on debt securities for the nine months ended September 30, 2016:

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

The table below summarizes the geographic distribution of the collateral securing Newcastle’s CMBS and asset-backed securities (“ABS”) at September 30, 2016:

	CMBS		ABS (A)
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Western U.S.	$—	—%	$1,309	10.5%
Northeastern U.S.	—	—%	9,086	72.9%
Southeastern U.S.	10,308	100.0%	1,058	8.5%
Midwestern U.S.	—	—%	424	3.4%
Southwestern U.S.	—	—%	587	4.7%
	$10,308	100.0%	$12,464	100.0%

(A)	Includes ABS - Non Agency RMBS and ABS - Small Business Loans.

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
SEPTEMBER 30, 2016
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

In July 2016, Newcastle settled on a trade to sell $353.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.5% of par for total proceeds of $373.1 million and recognized a gain on sale of securities of approximately $1.8 million at trade date. Newcastle repaid $361.1 million of repurchase agreements associated with these securities.

In July 2016, Newcastle settled on a trade to purchase $428.9 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.7% of par for total proceeds of $453.1 million. This transaction was financed with $434.9 million of repurchase agreements.

In August 2016, Newcastle settled on a trade to purchase $249.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.9% of par for total proceeds of $259.3 million. This transaction was financed with $248.7 million of repurchase agreements.

In August 2016, Newcastle settled on a trade to purchase $116.8 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.7% of par for total proceeds of $123.5 million. This transaction was financed with $118.6 million of repurchase agreements.

In August 2016, Newcastle settled on a trade to sell $14.8 million face amount of two CDO securities at an average price of 67.3% of par for total proceeds of $9.9 million and recognized a gain on the sale of approximately $9.9 million.

In September 2016, Newcastle settled on a trade to purchase $35.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.8% of par for total proceeds of $37.0 million. This transaction was financed with $35.4 million of repurchase agreements.

In September 2016, Newcastle entered into a trade to purchase $632.2 million face amount of agency FNMA fixed-rate securities at an average price of 104.9% of par for total proceeds of $663.5 million. The trade is recorded in payables to brokers, dealers and clearing organizations on the Consolidated Balance Sheets. This transaction was financed with $628.2 million of repurchase agreements. This trade settled in October 2016 (see Note 22).

In September 2016, Newcastle entered into a trade to sell $817.2 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.0% of par for total proceeds of $858.2 million and recognized a gain on sale of securities of approximately $0.1 million. The trade is recorded in receivables from brokers, dealers and clearing organizations on the

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Consolidated Balance Sheets. Newcastle repaid $831.7 million of repurchase agreements associated with these securities. This trade settled in October 2016 (see Note 22).
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

The following is a summary of real estate related and other loans, residential mortgage loans and subprime mortgage loans at September 30, 2016. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Valuation Allowance	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$17,767	$—	$—	2	—%	8.39%	0.0	100.0%	$17,767
Corporate Loans	117,065	52,874	3,247	4	22.47%	14.99%	0.5	—%	59,384
Total Real Estate Related and other Loans Held-for-Sale, Net	$134,832	$52,874	$3,247	6	22.47%	14.12%	0.4	13.2%	$77,151

Residential Mortgage Loans Held-for-Sale, Net (D)	$774	$240	$207	3	3.34%	2.98%	1.8	100.0%	$628

Subprime Mortgage Loans Subject to Call Option	$353,347	$353,347

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average life is based on the timing of expected cash flows on the assets.

(C)
Includes loans that are 60 or more days past due (including loans that are in foreclosure, or borrower’s in bankruptcy) or considered real estate owned (“REO”). As of September 30, 2016, $77.2 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality. Residential mortgage loans held-for-sale, net is recorded in receivables and other assets on the Consolidated Balance Sheets.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at September 30, 2016:

Year of Maturity	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (A)	$77,151	$725	5
Period from October 1, 2016 to December 31, 2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	57,681	52,149	1
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
Total	$134,832	$52,874	6

(A)	Includes loans that are non-performing, in foreclosure, or under bankruptcy

Activities relating to the carrying value of Newcastle’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans (A)
Balance at December 31, 2015	$149,198	$532
Purchases / additional fundings	—	—
Interest accrued to principal balance	25,708	—
Principal paydowns	(109,892)	(38)
Sales	(19,433)	—
Valuation allowance on loans	(3,247)	(207)
Accretion of loan discount, other amortization and other income	10,540	—
Loss on settlement of loans	—	(47)
Balance at September 30, 2016	$52,874	$240

(A)	Recorded in receivables and other assets on the Consolidated Balance Sheets.

The following is a rollforward of the related loss allowance.

	Held-For-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2015	$(70,865)	$(251)
Charge-offs	—	—
Valuation allowance on loans	(3,247)	(207)
Balance at September 30, 2016	$(74,112)	$(458)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at September 30, 2016:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Northeastern U.S.	$—	—%	$523	67.6%
Southeastern U.S.	—	—%	251	32.4%
Foreign	63,454	100.0%	—	—%
	$63,454	100.0%	$774	100.0%
Other (A)	71,378
	$134,832

(A)	Includes corporate loans which are not directly secured by real estate assets.

In April 2016, Newcastle sold a mezzanine loan with a face amount of $19.4 million at par. Newcastle subsequently repaid $11.7 million of notes payable that were collateralized by the loan.

In September 2016, Newcastle received a paydown on a corporate loan in the resorts industry (“the resort-related loan”) in the amount of $109.9 million. As of September 30, 2016, the face amount of the resort-related loan was $57.7 million.

Securitization of Subprime Mortgage Loans

The following table presents information on the retained interests in Newcastle’s securitizations of subprime mortgage loans at September 30, 2016:

	Subprime Portfolio
	I	II	Total
Total securitized loans (unpaid principal balance) (A)	$247,163	$360,388	$607,551
Loans subject to call option (carrying value)	$246,306	$107,041	$353,347
Retained bonds (fair value) (B)	$3,430	$—	$3,430

(A)	Average loan seasoning of 134 months and 116 months for Subprime Portfolios I and II, respectively, at September 30, 2016.

(B)
The retained interests include retained bonds of the securitizations. Their fair value is estimated based on pricing models. The weighted average yield of the retained bonds was 24.6% as of September 30, 2016. Newcastle’s residual interests were written off in 2010.

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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

The following table summarizes certain characteristics of the underlying subprime mortgage loans, and related financing, in the securitizations as of September 30, 2016:

	Subprime Portfolio
	I	II
Loan unpaid principal balance (“UPB”)	$247,163	$360,388
Weighted average coupon rate of loans	5.45%	4.37%
Delinquencies of 60 or more days (UPB) (A)	$38,390	$84,480
Net credit losses for the nine months ended September 30, 2016	$6,452	$13,036
Cumulative net credit losses	$291,776	$376,653
Cumulative net credit losses as a % of original UPB	19.4%	34.6%
Percentage of ARM loans (B)	51.7%	64.1%
Percentage of loans with original loan-to-value ratio >90%	10.6%	15.5%
Percentage of interest-only loans	0.8%	1.9%
Face amount of debt (C)	$242,306	$360,388
Weighted average funding cost of debt (D)	0.91%	0.79%

(A)	Delinquencies include loans 60 or more days past due, in foreclosure, under bankruptcy filing or REO.

(B)
ARM loans are adjustable-rate mortgage loans. An option ARM is an adjustable-rate mortgage that provides the borrower with an option to choose from several payment amounts each month for a specified period of the loan term. None of the loans in the subprime portfolios are option ARMs.

(C)	Excludes face amount of $4.0 million of retained notes for Subprime Portfolio I and over-collateralization of $0.9 million on Subprime Portfolio I at September 30, 2016.

(D)	Includes the effect of applicable hedges, if any.

Newcastle received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the nine months ended September 30, 2016 and 2015.

The loans subject to call option and the corresponding financing recognize interest income and expense based on the expected weighted average coupons of the loans subject to call option at the call date of 9.24% and 8.68% for Subprime Portfolio’s I and II, respectively.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

7.	INVESTMENTS IN REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes Newcastle’s investments in real estate related to its Golf business:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$90,324	$—	$90,324	$90,324	$—	$90,324
Buildings and improvements	149,310	(39,957)	109,353	142,558	(29,053)	113,505
Furniture, fixtures and equipment	29,613	(20,736)	8,877	25,984	(17,189)	8,795
Capital leases - equipment	19,741	(3,982)	15,759	12,752	(1,970)	10,782
Construction in progress	3,014	—	3,014	4,501	—	4,501
Total Investments in Real Estate	$292,002	$(64,675)	$227,327	$276,119	$(48,212)	$227,907

In January 2016, the lease on a golf property in Oregon expired and the Golf business did not renew the lease for such property.

In July 2016, the lease on a golf property in California was terminated and the Golf business exited the property.

8.	INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes Newcastle’s intangible assets related to its Golf business:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(64)	$636	$700	$(47)	$653
Leasehold intangibles (A)	49,861	(13,160)	36,701	49,962	(9,817)	40,145
Management contracts	36,222	(10,225)	25,997	36,500	(7,911)	28,589
Internally-developed software	800	(440)	360	800	(320)	480
Membership base	5,236	(2,057)	3,179	5,236	(1,496)	3,740
Nonamortizable liquor license	865	—	865	865	—	865
Total Intangibles	$93,684	$(25,946)	$67,738	$94,063	$(19,591)	$74,472

(A)	The amortization expense for leasehold intangibles is reported in operating expenses - golf in the Consolidated Statements of Operations.

Intangible assets are amortized on a straight-line basis over the following estimated useful lives: 30 years for trade name; 1-26 years for leasehold intangibles and management contracts; 5 years for internally-developed software and 7 years for the membership base.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

9.	RECEIVABLES AND OTHER ASSETS

The following table summarizes Newcastle’s receivables and other assets:

	September 30, 2016	December 31, 2015
Accounts receivable, net	$13,908	$9,889
Prepaid expenses	3,470	3,205
Interest receivable	2,284	1,142
Deposits	6,645	7,437
Inventory	4,958	5,057
Derivative assets	395	127
Residential mortgage loans, held-for-sale, net	240	532
Miscellaneous assets, net	15,223	11,157
Total Receivables and Other Assets	$47,123	$38,546

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

10.	DEBT OBLIGATIONS
The following table presents certain information regarding Newcastle’s debt obligations at September 30, 2016:

										Collateral
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)		Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Floating Rate Face Amount
Repurchase Agreements (C)
FNMA/FHLMC Securities	Sep 2016	831,741	831,741	Oct 2016	0.79%		0.79%	0.1	—	817,235	858,097	858,233	6.0	—
		831,741	831,741				0.79%	0.1	—	817,235	858,097	858,233	6.0	—
Golf Credit Facilities
Golf Term Loan (D)	June 2016	102,000	98,380	Jul 2019	LIBOR+4.70%	(E)	7.92%	2.7	102,000	N/A	N/A	N/A	N/A	N/A
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%		2.20%	27.2	200	N/A	N/A	N/A	N/A	N/A
Capital Leases (Equipment)	May 2014 - Sep 2016	16,117	16,117	Mar 2022	3.00% to 16.16%		6.56%	4.3	—	N/A	N/A	N/A	N/A	N/A
		118,317	114,697				7.72%	3.0	102,200	N/A	N/A	N/A	N/A	N/A
Corporate
Junior subordinated notes payable	Mar 2006	51,004	51,219	Apr 2035	LIBOR+2.25%		2.98%	18.6	51,004	N/A	N/A	N/A	N/A	N/A
		51,004	51,219				2.98%	18.6	51,004	N/A	N/A	N/A	N/A	N/A
Subtotal debt obligations		1,001,062	997,657				1.70%	1.4	$153,204	$817,235	$858,097	$858,233	6.0	$—
Financing on subprime mortgage loans subject to call option (F)		353,347	353,347
Total debt obligations		$1,354,409	$1,351,004
See notes on next page.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)
These repurchase agreements had $0.1 million of accrued interest payable at September 30, 2016. The counterparties on these repurchase agreements are Citi ($399.1 million), Jefferies ($284.5 million), and Morgan Stanley ($148.1 million). Newcastle has margin exposures on a total of $831.7 million repurchase agreements related to the financing of FNMA/FHLMC securities. To the extent that the value of the collateral underlying these repurchase agreements declines, Newcastle may be required to post margin, which could significantly impact its liquidity. $831.7 million of repurchase agreements were repaid in October 2016 as part of the sale of the FNMA/FHLMC securities.

(D)	The golf term loan is collateralized by 22 golf properties. The carrying amount of the golf term loan is reported net of deferred financing costs of $3.6 million as of September 30, 2016.

(E)	Interest rate based on 30 day LIBOR plus 4.70% with a LIBOR floor of 1.80%. At the time of closing, Newcastle purchased a co-terminus LIBOR interest rate cap of 1.80%.

(F)	See Note 6 regarding the securitizations of Subprime Portfolios I and II.

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

In July 2016, Newcastle sold $353.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.5% of par for total proceeds of $373.1 million and recognized a gain on sale of securities of approximately $1.8 million at trade date. Newcastle repaid $361.1 million of repurchase agreements associated with these securities.

In July 2016, Newcastle purchased $428.9 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.7% of par for total proceeds of $453.1 million. This transaction was financed with $434.9 million of repurchase agreements.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

In August 2016, Newcastle purchased $249.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.9% of par for total proceeds of $259.3 million. This transaction was financed with $248.7 million of repurchase agreements.

In August 2016, Newcastle purchased $116.8 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.7% of par for total proceeds of $123.5 million. This transaction was financed with $118.6 million of repurchase agreements.

In September 2016, Newcastle purchased $35.6 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.8% of par for total proceeds of $37.0 million. This transaction was financed with $35.4 million of repurchase agreements.

In September 2016, Newcastle entered into a trade to purchase $632.2 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.9% of par for total proceeds of $663.5 million. This transaction was financed with $628.2 million of repurchase agreements. This trade settled in October 2016 (see Note 22).

In September 2016, Newcastle entered into a trade to sell $817.2 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.0% of par for total proceeds of $858.2 million and recognized a gain of $0.1 million. Newcastle repaid $831.7 million of repurchase agreements associated with these securities. This trade settled in October 2016 (see Note 22).

The Golf business leases certain golf carts and other equipment under capital leases. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36 to 66 months. Certain leases include bargain purchase options at lease expiration.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2016 are as follows:

October 1, 2016 - December 31, 2016	$1,104
2017	4,418
2018	4,412
2019	4,260
2020	2,938
2021	1,360
Thereafter	89
Total minimum lease payments	18,581
Less: imputed interest	(2,464)
Present value of net minimum lease payments	$16,117

Newcastle’s golf credit facilities contain various customary loan covenants, including certain coverage ratios. Newcastle was in compliance with all of these covenants as of September 30, 2016.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

11.	ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following table summarizes Newcastle’s accounts payable, accrued expenses and other liabilities:

	September 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$32,384	$26,966
Deferred revenue	14,911	33,926
Security deposit payable	7,800	5,975
Unfavorable leasehold interests	4,509	5,485
Derivative liabilities	2,463	684
Accrued rent	3,204	3,135
Due to affiliates	892	892
Miscellaneous liabilities	11,129	11,876
Total Accounts Payable, Accrued Expenses and Other Liabilities	$77,292	$88,939

12.	DERIVATIVES

Newcastle’s derivative instruments are comprised of interest rate swaps, interest rate caps and TBAs. Derivative assets with a fair value of $0.4 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively, were recorded within receivables and other assets on the Consolidated Balance Sheets. Derivative liabilities with a fair value of $2.5 million and $0.7 million as of September 30, 2016 and December 31, 2015, respectively, were recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table summarizes gains (losses) recorded in relation to derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2016	2015	2016	2015
Cash flow hedges
Loss recognized on termination of derivative instruments	Gain (loss) on settlement of investments, net	$—	$—	$—	$(612)
Deferred hedge gain reclassified from Accumulated Other Comprehensive Income (“AOCI”) into earnings	Interest expense	—	20	20	58
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense	—	—	—	(1,363)
Amount of unrealized loss recognized in Other Comprehensive Income on derivatives (effective portion)	N/A	—	—	—	(60)

Non-hedge derivatives
Unrealized gain (loss) on interest rate derivatives	Other income (loss), net	$(15)	$—	$(34)	$292
Unrealized gain (loss) recognized related to TBAs	Other income (loss), net	270	(382)	(1,668)	(381)
Realized loss on settlement of TBAs	Gain (loss) on settlement of investments, net	(3,730)	(10,771)	(13,675)	(12,714)

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

As of September 30, 2016 and December 31, 2015, Newcastle had zero and less than $0.1 million, respectively, of expected reclassification of deferred hedges from AOCI into earnings over the next 12 months.

13.	FAIR VALUE

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of Newcastle’s financial instruments at September 30, 2016:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$3,430	$3,430	Broker/counterparty quotations, pricing services, pricing models
Real estate securities, available-for-sale - pledged as collateral	663,559	663,559	Broker/counterparty quotations, pricing services
Real estate related and other loans, held-for-sale, net	52,874	58,406	Pricing models, broker/counterparty quotations, pricing services
Residential mortgage loans, held-for-sale, net (B)	240	274	Broker/counterparty quotations, pricing models
Subprime mortgage loans subject to call option (C)	353,347	353,347	(C)
Cash and cash equivalents	134,289	134,289
Restricted cash	7,295	7,295
Non-hedge derivative assets (D)	395	395	Counterparty quotations, pricing services

Liabilities
Repurchase agreements	831,741	831,741	Counterparty quotations, market comparables
Credit facilities and obligations under capital leases	114,697	114,697	Pricing models
Financing of subprime mortgage loans subject to call option (C)	353,347	353,347	(C)
Junior subordinated notes payable	51,219	22,978	Pricing models
Non-hedge derivative liabilities (D)	2,463	2,463	Counterparty quotations, pricing services

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

(B)	Residential mortgage loans held-for-sale, net is recorded in receivables and other assets on the Consolidated Balance Sheets.

(C)	Represents an option, not an obligation, to repurchase loans from Newcastle’s subprime mortgage loan securitizations (Note 6).

(D)	Represents derivative assets and liabilities, including interest rate caps and TBA forward contracts (Note 12).

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
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
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
ABS - Non-Agency RMBS	$3,430	$—	$3,430	$—	$3,430
Real estate securities, available-for-sale total	$3,430	$—	$3,430	$—	$3,430

Real estate securities, available-for-sale - pledged as collateral:
FNMA/FHLMC	$663,559	$663,559	$—	$—	$663,559
Real estate securities, available-for-sale - pledged as collateral total	$663,559	$663,559	$—	$—	$663,559

Derivative assets:
Interest rate cap, not treated as hedge	$156	$156	$—	$—	$156
TBAs, not treated as hedges	239	239	—	—	239
Derivative assets total	$395	$395	$—	$—	$395

Liabilities
Derivative liabilities:
TBAs, not treated as hedges	$2,463	$2,463	$—	$—	$2,463
Derivative liabilities total	$2,463	$2,463	$—	$—	$2,463

Significant Unobservable Inputs

The following describes significant unobservable inputs generally used by Newcastle for assets and liabilities measured at fair value on a recurring basis. As of September 30, 2016, Newcastle did not have any Level 3 assets valued using internal models.

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
SEPTEMBER 30, 2016
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

Newcastle’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2016 as follows:

	CMBS	ABS - Non-Agency RMBS	Equity/Other Securities	Total
Balance at December 31, 2015	$39,684	$9,619	$9,731	$59,034
Transfers
Transfers into Level 3	—	—	—	—
CDO VI deconsolidation	(37,179)	(6,710)		(43,889)
Total gains (losses) (A)
Included in net income (B)	(110)	—	10,669	10,559
Included in other comprehensive income (loss)	(658)	499	(9,731)	(9,890)
Amortization included in interest income	879	234	—	1,113
Purchases, sales and repayments
Purchases	—	—	—	—
Proceeds from sales	—	—	(10,669)	(10,669)
Proceeds from repayments	(2,616)	(212)	—	(2,828)
Balance at September 30, 2016	$—	$3,430	$—	$3,430

(A)	None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates.

(B)	These gains (losses) are recorded in the following line items in the Consolidated Statements of Operations:

Nine Months Ended September 30, 2016
Gain (loss) on settlement of investments, net	$10,669
OTTI	(110)
Total	$10,559

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
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

The following table summarizes certain information for real estate related and other loans as of September 30, 2016:

			Significant Input
			Range		Weighted Average
Loan Type	Carrying Value	Fair Value	Discount Rate	Loss Severity	Discount Rate	Loss Severity
Corporate Loans	52,874	58,406	0.0%-22.5%	0%-100%	22.5%	39.0%
Total Real Estate Related and Other Loans Held-for-Sale, Net (A)	$52,874	$58,406

(A)	Excludes $17.8 million face amount of mezzanine loans which have a zero carrying value.

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

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

14.	EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in Newcastle’s outstanding options for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2015	5,421,561	$2.85
Granted (A)	333	3.78
Balance at September 30, 2016	5,421,894	$2.86	6.04

Exercisable at September 30, 2016	5,294,325	$2.83	5.98

(A)	Options granted to a non-employee director upon joining the board of directors.

As of September 30, 2016, Newcastle’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	115,239	5,010,243	5,125,482
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	29,422	266,657	296,079
Issued to the independent directors	—	333	333
Total	144,661	5,277,233	5,421,894
Weighted average strike price	$13.18	$2.57	$2.86

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

As of September 30, 2016, Newcastle had $0.9 million ($0.38 per share) of preferred dividends in arrears.

On October 13, 2016, Newcastle declared a quarterly dividend of $0.12 per common share, for the quarter ended September 30, 2016 and declared dividends of $0.609375, $0.503125, and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning August 1, 2016 and ending October 31, 2016. Dividends totaling $9.4 million were paid in October 2016.

In May 2016 and July 2016, Newcastle issued a total of 57,740 and 21,798 shares, respectively, of its common stock to its independent directors as a component of their annual compensation.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

B. Earnings Per Share

Newcastle is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share:
Income from continuing operations after preferred dividends and noncontrolling interests	$18,923	$6,492	$92,598	$20,780
Income from discontinued operations, net of tax	—	7	—	646
Income Applicable to Common Stockholders	$18,923	$6,499	$92,598	$21,426

Denominator:
Denominator for basic earnings per share - weighted average shares	66,730,583	66,484,962	66,688,962	66,445,705
Effect of dilutive securities
Options	2,342,093	2,584,697	2,064,570	2,607,597
Denominator for diluted earnings per share - adjusted weighted average shares	69,072,676	69,069,659	68,753,532	69,053,302

Basic earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$0.28	$0.10	$1.39	$0.31
Income from discontinued operations per share of common stock	$—	$—	$—	$0.01
Income Applicable to Common Stock, per share (A)	$0.28	$0.10	$1.39	$0.32

Diluted earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$0.27	$0.09	$1.35	$0.30
Income from discontinued operations per share of common stock	$—	$—	$—	$0.01
Income Applicable to Common Stock, per share (A)	$0.27	$0.09	$1.35	$0.31

(A)	Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock.

Basic EPS is calculated by dividing income applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Newcastle’s common stock equivalents are its outstanding stock options. During the nine months ended September 30, 2016 and 2015, Newcastle had 335,725 and 251,459 antidilutive options, respectively. During the three months ended September 30, 2016 and 2015, based on the treasury stock method, Newcastle had 2,342,093 and 2,584,697 dilutive common stock equivalents, respectively, resulting from its outstanding options. During the nine months ended September 30, 2016 and 2015, based on the treasury stock method, Newcastle had 2,064,570 and 2,607,597 dilutive common stock equivalents, respectively, resulting from its outstanding options. Income applicable to common stockholders is equal to net income less preferred dividends and net income attributable to noncontrolling interests.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
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

	Amounts incurred under the Management Agreement
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Management fees	$2,551	$2,550	$7,652	$7,642
Expense reimbursement to the Manager	125	125	375	375
Incentive compensation	—	—	—	—
Total Management fee to affiliate	$2,676	$2,675	$8,027	$8,017

At September 30, 2016, Fortress, through its affiliates, and principals of Fortress, owned 1.0 million shares of Newcastle’s common stock and Fortress, through its affiliates, had options relating to an additional 5.1 million shares of Newcastle’s common stock (Note 14).
At September 30, 2016 and December 31, 2015, due to affiliates was comprised of $0.9 million and $0.9 million, respectively, of management fees and expense reimbursements payable to the Manager.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

Other Affiliated Entities
In April 2006, Newcastle securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of Newcastle’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer receives, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, Newcastle entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At September 30, 2016, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $247.2 million and $360.4 million, respectively.
In April 2010, Newcastle, through two of its CDOs, made a cash investment of $75.0 million in the resorts-related loan to a portfolio company of a private equity fund managed by an affiliate of Newcastle’s Manager. Newcastle’s chairman is a director of and has an indirect ownership interest in the borrower. This investment improved the applicable CDOs’ results under some of their respective tests, and is expected to yield approximately 22.5%. The maturity of the resorts-related loan has been extended to June 2019. Interest on the loan will be accrued and deferred until maturity.
In September 2016, Newcastle received a $109.9 million paydown on the loan. As of September 30, 2016, Newcastle held on its balance sheet total investments of $57.7 million face amount of loans issued by affiliates of the Manager. Newcastle earned approximately $9.1 million and $25.7 million of interest on investments issued by affiliates of the Manager for the three and nine months ended September 30, 2016, respectively, and $7.3 million and $18.1 million of interest on investments issued by affiliates of the Manager for the three and nine months ended September 30, 2015, respectively.
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

Newcastle is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2016, if any, will not materially affect Newcastle’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

17.	INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current:
Federal	$(37)	$996	$27	$1,076
State and Local	(1)	269	20	289
Total Current Provision (Benefit)	$(38)	$1,265	$47	$1,365
Deferred:
Federal	$—	$(7)	$83	$(30)
State and Local	—	(1)	14	(5)
Total Deferred Provision (Benefit)	$—	$(8)	$97	$(35)

Total Provision (Benefit) for Income Taxes	$(38)	$1,257	$144	$1,330
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2016 are presented below:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$380	$399
Depreciation and amortization	35,587	33,495
Accrued expenses	2,184	2,008
Net operating losses	29,690	22,524
Total deferred tax assets	67,841	58,426
Less valuation allowance	(52,928)	(42,158)
Net deferred tax assets	$14,913	$16,268
Deferred tax liabilities:
Leaseholds	14,125	15,366
Other	788	805
Total deferred tax liabilities	$14,913	$16,171
Net deferred income tax assets (A)	$—	$97

(A)	Recorded in receivables and other assets on the Consolidated Balance Sheets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

Newcastle recorded a valuation allowance against its deferred tax assets as of September 30, 2016 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

18.	GAINS (LOSSES) ON SETTLEMENT OF INVESTMENTS, NET AND OTHER INCOME (LOSS), NET

These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gain on settlement of real estate securities	$10,080	$7,617	$18,560	$42,357
Loss on settlement of real estate securities	—	—	—	(5,926)
Gain (loss) on repayment/disposition of loans held-for-sale	—	(14)	(47)	1,518
Loss recognized on termination of derivative instruments	—	—	—	(612)
Realized loss on settlement of TBAs	(3,730)	(10,771)	(13,675)	(12,714)
Gain (Loss) on Settlement of Investments, net	$6,350	$(3,168)	$4,838	$24,623

Unrealized gain (loss) on non-hedge derivative instruments	$255	$(382)	$(1,702)	$(89)
Gain (loss) on lease modifications and terminations	2	514	(75)	734
Collateral management fee income, net	119	174	481	553
Equity in earnings of equity method investees	384	333	1,129	975
Gain (loss) on disposal of long-lived assets	—	(549)	24	(729)
Other income	227	187	387	427
Other Income (Loss), net	$987	$277	$244	$1,871

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

19.	RECLASSIFICATION FROM ACCUMULATED OTHER COMPREHENSIVE INCOME INTO NET INCOME

The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

Accumulated Other Comprehensive	Income Statement	Three Months Ended September 30,		Nine Months Ended September 30,
Income Components	Location	2016	2015	2016	2015
Net realized gain (loss) on securities
(Impairment) reversal	Portion of other-than-temporary impairment on securities recognized in other comprehensive income	$—	$(23)	$(54)	$39
Gain on settlement of real estate securities	Gain (loss) on settlement of investments, net	10,080	7,617	18,560	42,357
Gain on deconsolidation of CDO VI	Gain on deconsolidation	—	—	20,682	—
Loss on settlement of real estate securities	Gain (loss) on settlement of investments, net	—	—	—	(5,926)
		$10,080	$7,594	$39,188	$36,470
Net realized gain (loss) on derivatives designated as cash flow hedges
Loss recognized on termination of derivative instruments	Gain (loss) on settlement of investments, net	—	—	—	(612)
Amortization of deferred gain	Interest expense	—	20	20	58
Loss reclassified from AOCI into income, related to effective portion	Interest expense	—	—	—	(1,363)
		$—	$20	$20	$(1,917)

Total reclassifications		$10,080	$7,614	$39,208	$34,553

20.	OTHER-THAN-TEMPORARY IMPAIRMENT

The following table summarizes the amounts Newcastle recorded in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Debt securities	$—	$363	$110	$1,988
Equity securities	—	87	—	367
Other investments	—	—	—	7,505
Total impairment expense	$—	$450	$110	$9,860

NEWCASTLE INVESTMENT CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2016
(dollars in tables in thousands, except share data)

21.	SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES RELATED TO CDOs

Newcastle considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its Consolidated Statement of Cash Flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs are disclosed below:

	Nine Months Ended September 30,
	2016	2015
Restricted cash generated from sale of securities	$—	$139,257
Restricted cash generated from sale of loans	$—	$55,574
Restricted cash generated from paydowns on securities and loans	$2,310	$76,126
Restricted cash used for repayments of CDO and other bonds payable	$2,748	$145,773
CDO VI deconsolidation:
Real estate securities	$43,889	$—
Restricted cash	$67	$—
CDO and other bonds payable	$105,423	$—

22.   SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to September 30, 2016 through the issuance of these Consolidated Financial Statements.

On October 7, 2016, Newcastle purchased $776.9 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.6% of par for total proceeds of $805.1 million. This transaction was financed with $769.6 million of repurchase agreements.

On October 13, 2016, Newcastle declared a quarterly dividend of $0.12 per common share, for the quarter ended September 30, 2016 and declared dividends of $0.609375, $0.503125, and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning August 1, 2016 and ending October 31, 2016. Dividends totaling $9.4 million were paid in October 2016.

On October 13, 2016, Newcastle settled on a trade to purchase $632.2 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 104.9% of par for total proceeds of $663.5 million. This transaction was financed with $628.2 million of repurchase agreements (see Note 5).

On October 13, 2016, Newcastle settled on a trade to sell $817.2 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 105.0% of par for total proceeds of $858.2 million. Newcastle repaid $831.7 million of repurchase agreements associated with these securities (see Note 5).

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

GENERAL

Newcastle is a real estate investment trust (“REIT”) that focuses on investing in, and actively managing, real estate related assets, including traditional and innovative golf assets. Newcastle is externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress (the “Manager”). Newcastle’s common stock is traded on the New York Stock Exchange under the symbol “NCT.”

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

As of September 30, 2016, our debt business consists of $1,094.9 million of other real estate securities and assets, inclusive of the deconsolidation of CDO VI in March 2016.

Our Golf business includes 84 properties in the United States that we lease, own or manage, as of September 30, 2016.  Since the acquisition of our Golf business in December 2013, we have sought to enhance its value by hiring a new senior management team to optimize the portfolio and focus on revenues and earnings growth. We may also be able to grow the revenues and earnings of our portfolio through new investments to upgrade, reposition and repurpose some of our properties. In addition, we believe our golf portfolio and operations are highly scalable and we could potentially grow the portfolio through acquisitions of other golf properties and related businesses.

We report our business through the following segments: (i) debt investments financed with collateralized debt obligations (“CDOs”), (ii) other debt investments (“Other Debt”), (iii) investment in golf properties and facilities (“Golf”), and (iv) corporate.

Revenues attributable to each segment are disclosed below (in thousands):

	Debt Investments
	CDOs	Other Debt	Golf	Corporate	Total
Nine Months Ended September 30, 2016
Revenues	$1,097	$72,564	$229,898	$15	$303,574
Revenues, net	$1,097	$72,564	$229,898	$15	$303,574

Nine Months Ended September 30, 2015
Revenues	$30,983	$46,246	$226,603	$19	$303,851	(A)
Inter-segment elimination	(3,005)	—	—	$—	$(3,005)
Revenues, net	$27,978	$46,246	$226,603	$19	$300,846

(A)	Excludes $0.6 million of revenue included in discontinued operations related to the sale of commercial real estate.

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

Debt Investments

During 2015 and the first nine months of 2016, both short-term and long-term interest rates remained at or near historical lows. We project short- and long-term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate real estate related securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads increased or “widened” marginally during 2015 and have since tightened during the first nine months of 2016, which had a minimal impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten and to decrease when spreads widen. Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

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

Golf Business

With respect to our Golf business, trends in consumer discretionary spending as well as climate and weather patterns, have a significant impact on the markets in which we operate. Our Golf business is subject to seasonal fluctuations caused by significant reductions in golf activities as well as revenue in the first and fourth quarters of each year, due to shorter days and colder temperatures. Consequently, a significantly larger portion of our revenue from our golf operations is earned in the second and third quarters of our fiscal year. In addition, severe weather patterns can also negatively impact our results of operations.

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

The VIEs in which we have a significant interest include our CDOs. We do not have the power to direct the relevant activities of CDO V, as a result of an event of default which allows for us to be removed as collateral manager of this CDO and prevents us from purchasing or selling certain collateral within this CDO, and therefore this CDO is not consolidated as of September 30, 2016. In August 2016, Newcastle settled on a trade to sell $14.8 million face amount of two CDO V securities for total proceeds of $9.9 million (See Note 5 to Part I, Item 1. "Financial Statements" for additional information). As a result of this trade, Newcastle no longer has an economic interest in CDO V.

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

See Note 13 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for information regarding the fair value of our investments, and respective estimation methodologies as of September 30, 2016.

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

We generally classify non-binding broker and pricing service quotations we receive as Level 3 inputs. Such quotations are quoted prices in generally inactive and illiquid markets for identical or similar securities. These quotations are generally received via email and contain disclaimers which state that they are “indicative” and “not actionable” - meaning that the party giving the quotation is not bound to actually purchase the security at the quoted price. These quotations are generally based on models prepared by the brokers, and we have little visibility into the inputs they use. Based on quarterly procedures we have performed with respect to quotations received from these brokers, including comparison to the outputs generated from our internal pricing models and transactions we have completed with respect to these securities, as well as on our knowledge and experience of these markets, we have generally determined that these quotes represent a reasonable estimate of fair value. For the $667.0 million carrying value of securities valued using quotations as of September 30, 2016, a 100 basis point change in credit spreads would impact estimated fair value by approximately $36.7 million.

Our estimation of the fair value of Level 3 assets valued using internal models involves significant judgment. The inputs to our models include discount rates, prepayment speeds, default rates and severity assumptions. We validate the inputs and outputs of our models by comparing them to available independent third-party market parameters and models for reasonableness, as well as historical performance. We believe the assumptions we use are within the range that a market participant would use and factor in the liquidity conditions currently in the markets. As of September 30, 2016, we did not have any Level 3 assets valued using internal models.

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

We generally do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of September 30, 2016, we had no securities that had been downgraded during the nine months ended September 30, 2016. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Valuation of Derivatives

Our derivative instruments are carried at fair value which is based on counterparty quotations and pricing services. Newcastle reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements. To the extent they qualify as cash flow hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, the net unrealized gains and losses are reported currently in other income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability, the effectiveness of our hedging strategies and the extent to which a forecasted hedged transaction remains probable of occurring, could result in a significant increase or decrease in our GAAP equity and/or earnings.

Loans

We invest in loans, including, but not limited to, real estate related and other loans, including corporate loans, commercial mortgage loans, residential mortgage loans, manufactured housing loans and subprime mortgage loans. Loans for which we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-investment. Loans for which we do not have the intent or the ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-sale. Loans are presented in the Consolidated Balance Sheet net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. We determine at acquisition whether loans will be aggregated into pools based on common risk characteristics (credit quality, loan type, and date of origination or acquisition); loans aggregated into pools are accounted for as if each pool were a single loan. We also evaluate our loans at acquisition for evidence of credit quality deterioration. Loans for which we determine that it is probable that we will not collect all contractually required principal and interest payments at acquisition are categorized as loans acquired at a discount for credit quality.

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

Recent Accounting Pronouncements

See Note 2 to Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Interest income	$32,310	$23,010	$9,300	40.4%
Interest expense	(13,138)	(14,715)	(1,577)	(10.7)%
Net interest income	19,172	8,295	10,877	131.1%

Impairment (Reversal)
Valuation allowance on loans	611	3,010	(2,399)	(79.7)%
Other-than-temporary impairment on securities and other investments, net	—	450	(450)	(100.0)%
Total impairment	611	3,460	(2,849)	(82.3)%
Net interest income after impairment	18,561	4,835	13,726	283.9%

Operating Revenues	83,162	82,864	298	0.4%

Other Income (Loss)
Gain (loss) on settlement of investments, net	6,350	(3,168)	9,518	300.4%
Gain (loss) on extinguishment of debt, net	(227)	14,878	(15,105)	(101.5)%
Other income, net	987	277	710	256.3%
Total other income	7,110	11,987	(4,877)	(40.7)%
Expenses
Loan and security servicing expense	32	41	(9)	(22.0)%
Operating expenses - golf (including repairs and maintenance expense)	67,027	67,984	(957)	(1.4)%
Cost of sales - golf	8,250	8,842	(592)	(6.7)%
General and administrative expense (including acquisition and transaction expense)	3,656	3,876	(220)	(5.7)%
Management fee to affiliate	2,676	2,675	1	—%
Depreciation and amortization	6,735	7,111	(376)	(5.3)%
Total expenses	88,376	90,529	(2,153)	(2.4)%

Income from continuing operations before income tax	$20,457	$9,157	$11,300	123.4%

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Interest income	$73,770	$74,353	$(583)	(0.8)%
Interest expense	(39,089)	(48,392)	(9,303)	(19.2)%
Net interest income	34,681	25,961	8,720	33.6%

Impairment (Reversal)
Valuation allowance on loans	3,454	7,684	(4,230)	(55.0)%
Other-than-temporary impairment on securities and other investments, net	110	9,860	(9,750)	(98.9)%
Total impairment	3,564	17,544	(13,980)	(79.7)%
Net interest income after impairment	31,117	8,417	22,700	269.7%

Operating Revenues	229,804	226,493	3,311	1.5%

Other Income (Loss)
Gain on settlement of investments, net	4,838	24,623	(19,785)	(80.4)%
Gain (loss) on extinguishment of debt, net	(607)	15,367	(15,974)	(104.0)%
Gain on deconsolidation	82,130	—	82,130	N.M.
Other income, net	244	1,871	(1,627)	(87.0)%
Total other income	86,605	41,861	44,744	106.9%
Expenses
Loan and security servicing expense	70	255	(185)	(72.5)%
Operating expense - golf (including repairs and maintenance expense)	189,131	188,359	772	0.4%
Cost of sales - golf	23,678	24,003	(325)	(1.4)%
General and administrative expense (including acquisition and transaction expense)	10,278	9,076	1,202	13.2%
Management fee to affiliate	8,027	8,017	10	0.1%
Depreciation and amortization	19,250	20,983	(1,733)	(8.3)%
Total expenses	250,434	250,693	(259)	(0.1)%

Income from continuing operations before income tax	$97,092	$26,078	$71,014	272.3%
N.M. – Not meaningful.

Interest Income

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Interest income increased by $9.3 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to: (i) a $10.5 million increase primarily due to accretion income recognized from a paydown of the resorts-related loan and (ii) a $1.4 million increase related to additional paid in kind (“PIK”) interest earned on corporate loans. These were offset by: (i) a $1.4 million decrease in real estate securities resulting from the deconsolidation of CDO VI in March 2016, (ii) a $0.8 million decrease as a result of lower notional on our subprime mortgage loan call option and (iii) a decrease of $0.4 million in interest income earned on real estate related loans.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Interest income decreased by $0.6 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to: (i) a $5.2 million net decrease as a result of the sales and paydowns of real estate related loans in CDOs VIII and IX, (ii) a $10.0 million decrease as a result of the sales and paydowns of real estate securities in CDOs VI, VIII and IX and (iii) a decrease of $2.2 million as a result of lower notional on our subprime mortgage loan call option. These were offset by: (i) a $6.3 million increase related to additional PIK interest earned on corporate loans and (ii) a $10.5 million increase primarily related to accretion income recognized from a paydown of the resorts-related loan.

Interest Expense

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Interest expense decreased by $1.6 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to: (i) a $1.5 million decrease as a result of golf debt that was repurchased in August 2015, (ii) a $0.7 million decrease due to the payoff of repurchase agreements during the second quarter of 2016 associated with golf debt that was repurchased in August 2015, (iii) a $0.7 million decrease in CDO bonds interest expense as there were no CDO bonds payable outstanding in the third quarter of 2016, (iv) a decrease of $0.8 million as a result of a lower notional on our subprime mortgage loan call option and (v) a decrease of $0.6 million as a result of a lower weighted average coupon on the junior subordinated notes payable. These were offset by: (i) a $2.1 million increase due to the refinancing of the golf debt in June 2016 and (ii) a $0.6 million increase due to higher financing costs and borrowing amounts on repurchase agreements on the Agency RMBS.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Interest expense decreased by $9.3 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to: (i) a $1.6 million decrease in swap interest expense as there were no interest rate swaps in 2016, (ii) a $5.6 million decrease as a result of the golf debt that was repurchased in August 2015, (iii) a $3.8 million decrease due to lower balances of CDO bonds payable, (iv) a $2.2 million decrease as a result of lower notional on the financing of our subprime mortgage loan call option and (v) a $1.0 million decrease as a result of a lower weighted average coupon on the junior subordinated notes payable. These were offset by: (i) a $1.4 million increase due to the financing of the golf debt that was repurchased in August 2015, (ii) a $1.1 million increase due to higher financing costs and borrowing amounts incurred on repurchase agreements on the Agency RMBS, (iii) a $2.1 increase due to the refinancing of the golf debt in June 2016 and (iv) a $0.3 million increase associated with the financing of a mezzanine loan that was entered into in October 2015.

Valuation Allowance on Loans

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The valuation allowance on loans decreased by $2.4 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, a $0.4 million valuation allowance was recorded on a corporate loan and a $0.2 million valuation allowance was recorded on two residential mortgage loans. During the three months ended September 30, 2015, a $3.0 million valuation allowance on a corporate loan was recorded.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The valuation allowance on loans decreased by $4.2 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, a $3.2 million valuation allowance was recorded on a corporate loan and a $0.2 million valuation allowance was recorded on two residential mortgage loans. During the nine months ended September 30, 2015, a $4.4 million valuation allowance on a mezzanine loan, a $3.4 million valuation allowance on two corporate loans and a $0.2 million valuation allowance on two residential mortgage loans were recorded, which were offset by a $0.4 million reversal of valuation allowance on a B-note loan.

Other-than-temporary Impairment on Securities and Other Investments, Net

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

No other-than-temporary impairment was recorded during the three months ended September 30, 2016. We recorded other-than-temporary impairments of $0.4 million on two debt securities and $0.1 million on one equity security in the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

We recorded other-than-temporary impairment of $0.1 million on a debt security during the nine months ended September 30, 2016. We recorded other-than-temporary impairments of $2.0 million on two debt securities, $0.4 million on one equity security and $7.5 million on an equity method investment in the nine months ended September 30, 2015.

Operating Revenues

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Operating revenue increased by $0.3 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to: (i) a $1.5 million increase in net driving range revenues at public golf properties as a result of the continued growth of The Players Club program, (ii) a $0.6 million increase due to higher initiation fees from new member sales and higher membership dues rates, partially offset by (iii) a $1.5 million decrease in green fee and cart rental revenue as a result of unfavorable conditions, and (iv) a $0.3 million decrease in merchandise and food and beverage sales.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Operating revenues increased by $3.3 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to: (i) a $3.9 million increase in net driving range revenues at public golf properties as a result of the continued growth of The Players Club program, (ii) a $1.7 million increase due to higher initiation fees from new member sales and higher membership dues rates, (iii) a $1.1 million increase in private event revenues and packaged round and beverage offers to The Players Club members that resulted in higher beverage revenues and (iv) a $0.9 million increase in facility rental revenues due to increases in private events, partially offset by (v) a $3.6 million decrease in green fee and cart rental revenue as a result of unfavorable conditions, especially in California, and (vi) a $0.7 million decrease in merchandise sales primarily due to unfavorable conditions, especially in California, and a lease termination in 2015.

Gain (Loss) on Settlement of Investments, Net

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The net gain on settlement of investments increased by $9.5 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, we recorded a gain of $10.1 million on the sale of Agency RMBS and two CDO securities, offset by $3.7 million of losses associated with the settlement of derivatives. During the three months ended September 30, 2015, we recorded a gain of $7.6 million on the sale of Agency RMBS and a loss of $10.7 million on the settlement of derivatives.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The net gain on settlement of investments decreased by $19.8 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we recorded a gain of $7.9 million on the sale of Agency RMBS and a gain of $10.7 million on the sale of three CDO bonds. This was offset by $13.8 million of losses associated with the settlement of derivatives. During the nine months ended September 30, 2015, we recorded a gain of $28.9 million on the sale of CMBS and non-Agency RMBS, a gain of $7.5 million on the sale of Agency RMBS, and a gain of $1.5 million on the sale of real estate related loans. This was offset by $13.3 million of losses associated with the settlement of derivatives in the nine months ended September 30, 2015.

Gain (Loss) on Extinguishment of Debt, Net

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The net gain on extinguishment of debt decreased by $15.1 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to the repurchase of the first and second lien golf debt from a third party in August 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The net gain on extinguishment of debt decreased by $16.0 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we recorded a gain of $15.5 million primarily as a result of the repurchase of the first and second lien golf debt from a third party in August 2015 and a $0.5 million gain due to the repurchase of CDO bonds payable in June 2015.

Gain on Deconsolidation

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

There were no deconsolidations during the three months ended September 30, 2016 and 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The gain on deconsolidation of $82.1 million during the nine months ended September 30, 2016 is related to the deconsolidation of CDO VI. There were no deconsolidations during the nine months ended September 30, 2015.

Other Income (Loss), Net

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Other income, net increased by $0.7 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to an increase on the mark-to-market value of the derivatives.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Other income, net decreased by $1.6 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to: (i) a $1.6 million decrease on the mark-to-market value of derivatives, (ii) a $0.6 million decrease received on our real estate related loans in 2015, offset by an increase of $0.6 million related to the golf business.

Loan and Security Servicing Expense

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

There was no significant change in loan and security servicing expense during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

There was no significant change in loan and security servicing expense during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Operating Expenses - Golf (including Repairs and Maintenance Expense)

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Operating expenses - golf decreased by $1.0 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to: (i) $0.6 million in cost savings for repairs and maintenance, (ii) $0.2 million in cost savings for legal services, and (iii) a $0.2 million decrease in lease costs due to fewer operating leases.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Operating expenses - golf increased by $0.8 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increased payroll expense as a result of increases to California’s minimum wage.

Cost of Sales - Golf

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Cost of sales - golf decreased by $0.6 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to decreased purchasing associated with changes to the product mix at certain golf properties.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Cost of sales - golf decreased by $0.3 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to decreased purchasing associated with changes to the product mix at certain golf properties.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

There was no significant change in general and administrative expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

General and administrative expense increased by $1.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to: (i) $0.8 million in transaction-related costs in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, (ii) a $0.2 million increase in professional fees incurred related to the golf financing obtained in June 2016 as compared to the financing obtained in August 2015, and (iii) a $0.2 million increase in other professional fees incurred in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Management Fee to Affiliate

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

There was no significant change in management fee to affiliate during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

There was no significant change in management fee to affiliate during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Depreciation and Amortization

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Depreciation and amortization decreased by $0.4 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Depreciation and amortization decreased by $1.7 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Golf Segment Results

Comparison of Golf Results of Operations for the three and nine months ended September 30, 2016 and 2015

	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Golf course operations	$48,515	$49,418	$(903)	(1.8)%
Sales of food and beverages - golf	19,913	20,035	(122)	(0.6)%
Other golf revenue	14,734	13,411	1,323	9.9%
Interest income	17	38	(21)	(55.3)%
Total revenues	83,179	82,902	277	0.3%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	67,027	67,984	(957)	(1.4)%
Cost of sales - golf	8,250	8,842	(592)	(6.7)%
General and administrative expense (including acquisition and transaction expense)	1,520	1,837	(317)	(17.3)%
Depreciation and amortization	6,735	7,111	(376)	(5.3)%
Interest expense	3,340	3,473	(133)	(3.8)%
Total expenses	86,872	89,247	(2,375)	(2.7)%

Other income (loss), net	(15)	14,834	(14,849)	(100.1)%

Income (loss) from continuing operations before income tax	$(3,708)	$8,489	$(12,197)	(143.7)%

	Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Golf course operations	$135,291	$137,150	$(1,859)	(1.4)%
Sales of food and beverages - golf	55,086	53,991	1,095	2.0%
Other golf revenue	39,427	35,352	4,075	11.5%
Interest income	94	110	(16)	(14.5)%
Total revenues	229,898	226,603	3,295	1.5%
Expenses
Operating expenses - golf (including repairs and maintenance expense)	189,131	188,359	772	0.4%
Cost of sales - golf	23,678	24,003	(325)	(1.4)%
General and administrative expense (including acquisition and transaction expense)	4,305	3,199	1,106	34.6%
Depreciation and amortization	19,250	20,983	(1,733)	(8.3)%
Interest expense	8,703	10,774	(2,071)	(19.2)%
Total expenses	245,067	247,318	(2,251)	(0.9)%

Other income (loss), net	(307)	14,606	(14,913)	(102.1)%

Loss from continuing operations before income tax	$(15,476)	$(6,109)	$(9,367)	(153.3)%

Golf Course Operations
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Golf course operations decreased by $0.9 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $1.5 million decrease in green fee and cart rental revenue as a result of unfavorable conditions, partially offset by a $0.6 million increase due to higher initiation fees from new member sales and higher membership dues rates.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Golf course operations decreased by $1.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a $3.6 million decrease in green fee and cart rental revenue as a result of unfavorable conditions, especially in California, partially offset by a $1.7 million increase due to higher initiation fees from new member sales and higher membership dues rates.

Sales of Food and Beverages - Golf

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

There was no significant change in sales of food and beverages - golf during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Sales of food and beverages - golf increased by $1.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increases in private event revenues and packaged round and beverage offers to The Players Club members.

Other Golf Revenue

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Other golf revenue increased by $1.3 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $1.5 million increase in net driving range revenues at public golf properties as a result of the continued growth of The Players Club program, partially offset by a decrease of $0.2 million primarily due to a decrease in merchandise sales.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Other golf revenue increased by $4.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to: (i) a $3.9 million increase in net driving range revenues at public golf properties as a result of the continued growth of The Players Club program and (ii) a $0.9 million increase in facility rental revenues due to increases in private events, partially offset by a $0.7 million decrease in merchandise sales primarily due to unfavorable conditions, especially in California, and a lease termination in 2015.

Interest Income
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

There was no significant change in interest income during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

There was no significant change in interest income during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Operating Expenses - Golf (including Repairs and Maintenance Expense)
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Operating expenses - golf decreased by $1.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to: (i) $0.6 million in cost savings for repairs and maintenance, (ii) $0.2 million in cost savings for legal services and (iii) a $0.2 million decrease in lease costs due to fewer operating leases.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Operating expenses - golf increased by $0.8 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increased payroll expense as a result of increases to California’s minimum wage.

Cost of Sales - Golf

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Cost of sales - golf decreased by $0.6 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to decreases in merchandise and food and beverage sales.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Cost of sales - golf decreased by $0.3 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to decreases in merchandise sales.

General and Administrative Expense (including Acquisition and Transaction Expense)
Three months ended September 30, 2016 compared to the three months ended September 30, 2015

General and administrative expense decreased by $0.3 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a $0.7 million decrease in non-recurring professional fees incurred related to the acquisition of the first and second lien golf debt in August 2015, partially offset by a $0.4 million increase in transaction-related costs in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

General and administrative expense increased by $1.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to: (i) a $0.7 million increase in transaction-related costs in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, (ii) a $0.2 million increase in professional fees incurred related to the golf financing obtained in June 2016 as compared to the financing obtained in August 2015, and (iii) a $0.2 million increase in other professional fees incurred in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Depreciation and Amortization

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Depreciation and amortization decreased by $0.4 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Depreciation and amortization decreased by $1.7 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to certain assets being fully depreciated in 2015 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Interest Expense

Three months ended September 30, 2016 compared to the three months ended September 30, 2015
There was no significant change in interest expense during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Interest expense decreased by $2.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to: (i) a $5.6 million decrease from the golf debt that was repurchased in August 2015, partially offset by (ii) a $2.1 million increase related to the golf refinancing obtained in June 2016 and (iii) a $1.4 million increase due to the August 2015 golf repurchase agreement.

Other Income (Loss), Net

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

Other income (loss), net decreased by $14.8 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the gain on extinguishment of debt recorded related to the acquisition of the first and second lien golf debt at a discount in August 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Other income (loss), net decreased by $14.9 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to the gain on extinguishment of debt recorded related to the acquisition of the first and second lien golf debt at a discount in August 2015.

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

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf related real estate and operations. The Company has paid common dividends of $24.0 million and preferred dividends of $4.2 million thus far in fiscal year 2016. For the nine months ended September 30, 2016, the Company reported net cash used in operating activities of $14.7 million and net cash used in investing activities of $378.3 million, and cash and cash equivalents of $134.3 million as of September 30, 2016. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time. See Part II, Item IA.“Risk Factors-Risks Related to Our REIT Status and the 1940 Act” for more information.

REIT Distribution Requirements

To maintain our status as a REIT under the Internal Revenue Code as amended (“Code”), we must distribute annually at least 90% of our REIT taxable income. As of December 31, 2015, we estimate a loss carryforward, inclusive of net operating loss and capital loss, of approximately $526.2 million. These net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary taxable income and capital gain, for up to 20 years and 5 years, respectively. As a result, we do not believe that there will be any additional REIT distribution requirements for the year ended December 31, 2015. In January 2013, we experienced an “ownership change” for purposes of Section 382 of the Code, which limits our ability to utilize our net operating loss and net capital loss carryforwards to reduce our future taxable income and potentially increases our related REIT distribution requirement. We do not believe that the limitation as a result of the January 2013 ownership change will prevent us from satisfying our REIT distribution requirement for the current year or future years. No assurance, however, can be given that we will be able to satisfy our distribution requirement following a current or future ownership change or otherwise. We note that a portion of this requirement may be able to be met in future years through stock dividends, rather than cash, subject to limitations based on the value of our stock.

Update on Liquidity, Capital Resources and Capital Obligations

Certain details regarding our liquidity, current financings and capital obligations as of October 31, 2016 are set forth below:

•
Cash – As of September 30, 2016, we had $134 million of available cash, including $4 million of working capital for the Golf business. On October 13, 2016, we declared a quarterly dividend of $9.4 million which was paid on October 31, 2016.

•
Margin Exposure and Recourse Financings – We have margin exposure on $1,397.6 million repurchase agreements related to the financing of FNMA/FHLMC securities. We have a $102.0 million term loan related to the financing of golf properties (See Note 10 to Part I, Item 1. “Financial Statements” for additional information). The mezzanine note payable was repaid in April 2016 and golf loans repurchase agreement was repaid in June 2016. See Note 10 to Part I, Item 1. “Financial Statements” for additional information.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

	October 31, 2016	September 30, 2016	December 31, 2015
FNMA/FHLMC securities repurchase agreements	$1,397,633	$831,741	$348,625
Golf term loan	102,000	102,000	—
Golf loans repurchase agreement	—	—	70,000
Mezzanine note payable	—	—	11,660
Total recourse financings outstanding face amount	$1,499,633	$933,741	$430,285

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

Investment Portfolio

The following summarizes our consolidated investment portfolio at September 30, 2016 (dollars in thousands).

	Outstanding Face Amount	Amortized Cost Basis (A)	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value	Number of Investments	Credit (B)	Weighted Average Life (years) (C)
Debt Investment
Commercial Assets (D)
Other Investments (E)	21,724	21,724	2.1%	22,847	21,724	1	NR	—
Total Commercial Assets	21,724	21,724	2.1%	22,847	21,724			—

Residential Assets
Residential Loans (F)	774	240	—%	274	240	3	NR	1.8
ABS - Non-Agency RMBS	4,000	748	0.1%	3,430	3,430	1	C	5.3
Real Estate ABS Small Business Loans	8,464	—	—%	—	—	1	C	0.0
	13,238	988	0.1%	3,704	3,670			1.7
FNMA/FHLMC (G)	632,206	663,456	64.2%	663,559	663,559	10	AAA	6.3
Total Residential Assets	645,444	664,444	64.3%	667,263	667,229			6.2

Corporate Assets
Corporate Loans (H)	71,378	52,874	5.1%	58,406	52,874	2	NR	0.8
Total Corporate Assets	71,378	52,874	5.1%	58,406	52,874			0.8

Total Debt Investments	738,546	739,042	71.5%	$748,516	741,827			5.7
Golf Investments
Golf Investment (I)	385,686	295,065	28.5%		295,065

Total Portfolio/Weighted Average	$1,124,232	$1,034,107	100.0%		$1,036,892

Reconciliation to GAAP total assets:
Other Assets
Subprime mortgage loans subject to call option (J)					$353,347
Cash and restricted cash					141,584
Receivables from brokers, dealers and clearing organizations					858,233
Other					46,883
GAAP total assets					$2,436,939

WA – Weighted average, in all tables.
NR – Not rated, in all tables.

(A)	Net of impairment.

(B)
Credit represents the weighted average of minimum rating for rated assets. Ratings provided above were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	Weighted average life is based on the timing of expected cash flows on the asset.

(D)
Excludes 2 CMBS investments with zero carrying value, which had an aggregate face amount of $10.3 million and 2 mezzanine loans with zero carrying value, which had an aggregate face amount of $17.8 million. Excludes 11 CDO securities with zero value, which had an aggregate face amount of $154.0 million.

(E)	Represents an equity investment in a real estate owned property.

(F)	Recorded in receivables and other assets on the Consolidated Balance Sheets.

(G)
These investments represent purchases that were traded on September 30, 2016 but settled on October 13, 2016. These debts represent repurchase agreements collateralized by sold investments that were traded on September 30, 2016 and settled on October 13, 2016.

(H)	Excludes 2 corporate loans with zero carrying value, which had an aggregate face amount of $45.7 million.

(I)
Face amount of the golf investment represents the gross carrying amount, including intangibles, and excludes accumulated depreciation and amortization. Basis amount of the golf investments represents carrying value including intangibles.

(J)
Our subprime mortgage loans subject to call option are excluded because they result from an option, not an obligation, to repurchase such loans, are noneconomic until such option is exercised, and are offset by an equal liability on the Consolidated Balance Sheets.

Debt Investments

The following table reflects the spread between the yield and the cost of financing our portfolio of financial instruments at September 30, 2016:

Weighted average asset yield	3.64%
Weighted average funding cost	0.79%
Net interest spread	2.85%

The net interest spread decreased from 7.36% at December 31, 2015 to 2.85% at September 30, 2016 primarily due to: (i) the deconsolidation of CDO VI in March 2016, (ii) increased purchases of lower yielding FNMA/FHLMC securities during the three months ended September 30, 2016 and (iii) a paydown on a higher yielding resort-related loan.

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

CDO Securities

See Note 5 to Part I, Item 1. “Financial Statements” for information about our CDO securities.

Residential Loans

Deal	Loan Count	Outstanding Face Amount	Amortized Cost Basis(A)	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value(A)	Average Loan Age (years)	Original Balance	Delinquency 90+/FC/REO (B)	Cumulative Loss to Date
Residential Loans	3	$774	$240	100.0%	$274	$240	1.8	$945	81.1%	—%

(A)
Amortized cost basis and carrying value excludes negligible interest receivable for the residential housing loans. Residential loans are recorded in receivables and other assets on the Consolidated Balance Sheets.

(B)	The percentage of loans that are 90+ days delinquent or in foreclosure or considered REO.

ABS - Non-Agency RMBS (A)

See Note 5 to Part I, Item 1. “Financial Statements” for additional information about our Non-Agency RMBS.

	Collateral Characteristics
Vintage (B)	Average Loan Age (years)	Collateral Factor (C)	3 Month CPR (D)	Delinquency (E)	Cumulative Losses to Date
2006	11.2	0.17	12.7%	14.7%	19.4%
Total / WA	11.2	0.17	12.7%	14.7%	19.4%

(A)
This includes subprime retained securities in the securitization of Subprime Portfolio I. For further information on this securitization, see Note 6 to our Consolidated Financial Statements included herein.

(B)	The year in which the securities were issued.

(C)	The ratio of original unpaid principal balance of loans still outstanding.

(D)	Three month average constant prepayment rate.

(E)	The percentage of underlying loans that are 90+ days delinquent, or in foreclosure or considered REO.

Agency ARM RMBS (FNMA/FHLMC Securities)

See Note 5 to Part I, Item 1. “Financial Statements” for information about Agency RMBS activity during 2016.

Corporate Loans

Industry	Average Minimum Rating (A)	Number	Outstanding Face Amount	Amortized Cost Basis	Percentage of Total Amortized Cost Basis	Fair Value	Carrying Value
Resorts (B)	NR	1	$57,681	$52,149	98.6%	$57,681	$52,149
Restaurant	NR	1	13,697	725	1.4%	725	725
Total / WA	NR	2	$71,378	$52,874	100.0%	$58,406	$52,874

(A)
Ratings provided above were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current. We had no corporate assets that were on negative watch for possible downgrade by at least one rating agency as of September 30, 2016.

(B)	Excludes two corporate loans with zero carrying value, which had an aggregate face amount of $45.7 million.

Intrawest Loan (included in the Resorts section of the table above)

In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new loan to Intrawest Cayman L.P. and its subsidiaries (“Intrawest”), which is a portfolio company of private equity funds managed by an affiliate of our Manager. In addition, Mr. Edens is a director of Intrawest and has an indirect ownership interest in Intrawest. Interest on the loan is accrued and deferred until maturity in 2019. As of December 31, 2013, the face amount of this investment was $185.6 million.  In December 2013, we consented to a modification of the collateral for our investment in order to facilitate an initial public offering of Intrawest. In January 2014, Intrawest completed a $37.5 million primary offering and a $150.0 million secondary offering. Following Intrawest’s public offerings, we received total cash of $83.3 million, which reduced the face amount of our loan to $99.4 million.  In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.50%.  On September 23, 2016, Newcastle received a $109.9 million paydown on this loan. The face amount of the loan is $57.7 million as of September 30, 2016. Interest accrued on the loan accounts for a significant portion of our interest income and Core Earnings (as defined in Part I, Item 2. Contractual Obligations “Core Earnings”). We could be adversely affected if we are unable to recover our investment in the loan.

Golf Investments

In December 2013, we restructured an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”) and American Golf Corporation (“American Golf”), an affiliated operating company. As part of the transaction, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), or collectively the “Golf Business,” and therefore consolidated these entities as of December 31, 2013. As of September 30, 2016, American Golf owned 27 golf properties, leased 47 golf properties and managed 10 golf properties owned by third parties. We categorize our owned and leased golf properties as public or private. Set forth below is additional information about our golf properties.

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

In January 2016, the lease on a golf property in Oregon expired, and the Golf business did not renew the lease for such property.

In July 2016, the lease on a golf property in California was terminated, and the Golf business exited the property.

The following table summarizes certain information about our golf properties as of September 30, 2016:

	Number of Properties	Number of Golf Holes
Leased
Public	42	774
Private	5	144
Total Leased	47	918
Owned
Public	12	234
Private	15	306
Total Owned	27	540
Managed	10	162
Total	84	1,620

Location
California	52	990
Florida	1	54
Georgia	10	171
Idaho	1	18
Michigan	1	18
New Jersey	2	36
New Mexico	1	27
New York	5	108
Oklahoma	3	54
Oregon	2	36
Tennessee	2	36
Texas	3	54
Washington	1	18
	84	1,620

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 10 to our Consolidated Financial Statements included herein, existing at September 30, 2016 (gross of $3.4 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2016 through December 31, 2016	$844	$831,741	$832,585
2017	3,521	—	3,521
2018	3,752	—	3,752
2019	3,851	102,000	105,851
2020	2,749	—	2,749
2021	1,312	—	1,312
Thereafter	353,635	51,004	404,639
Total	$369,664	$984,745	$1,354,409

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

The financing of our Golf business contains various customary loan covenants, including certain coverage ratios. We were in compliance with all of the covenants as of September 30, 2016. In addition, as of September 30, 2016, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities and to finance the acquisition of golf debt. All of the repurchase agreements have full recourse to Newcastle.

		Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Outstanding Face Amount at September 30, 2016	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$831,741	$649,944	$835,364	0.69%	$455,610	$835,364	0.68%
Golf Loans	$—	$—	$—	—%	$45,002	$70,000	4.27%

The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC repurchase agreements was 4% as of September 30, 2016.

Equity

Common Stock

At September 30, 2016, we had 66,734,136 shares of common stock outstanding.

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

See Note 14 to Part I, Item 1. “Financial Statements” for information on our outstanding options as of September 30, 2016.

Common Stock Dividends Paid

		Amount
Declared for the Quarter Ended	Paid	Per Share
March 31, 2016	April 2016	$0.12
June 30, 2016	July 2016	$0.12
September 30, 2016	October 2016	$0.12

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2016	January 2016	$0.609	$0.503	$0.523
April 30, 2016	April 2016	$0.609	$0.503	$0.523
July 31, 2016	July 2016	$0.609	$0.503	$0.523
October 31, 2016	October 2016	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income (Loss)

During the nine months ended September 30, 2016, our accumulated other comprehensive income changed due to the following factors (in thousands):

	Gains (Losses) on Cash Flow Hedges	Gains (Losses) on Securities	Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income, December 31, 2015	$20	$33,277	$33,297
Net unrealized gain on securities	—	8,696	8,696
Reclassification of net realized gain on securities into earnings	—	(18,506)	(18,506)
Reclassification of net realized gain on deconsolidation of CDO VI	—	(20,682)	(20,682)
Reclassification of net realized gain on derivatives designated as cash flow hedges into earnings	(20)	—	(20)
Accumulated other comprehensive income, September 30, 2016	$—	$2,785	$2,785

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates and credit spreads. Net unrealized gains on our real estate securities decreased during the nine months ended September 30, 2016 in accumulated other comprehensive income primarily as a result of gains recognized in earnings from the deconsolidation of CDO VI and gains realized in earnings from the sales of CDO V notes and FNMA/FHLMC Agency RMBS, partially offset by unrealized gains on securities caused by a net tightening of credit spreads.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash flow used in operating activities was $14.7 million for the nine months ended September 30, 2016 compared to $19.6 million used in operating activities for the nine months ended September 30, 2015. This change resulted primarily from the factors described below:

•
Net cash receipts from our CDOs decreased approximately $5.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to lower interest proceeds as a result of the liquidation of CDO VIII and IX in June 2015.

•
Net cash receipts from our other debt portfolios decreased by $3.3 million primarily due to lower net receipts on our FNMA/FHLMC securities as a result of a lower face amount held and increased financing costs related to our FNMA/FHLMC securities during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

•
Operating cash flows from our Golf business increased by $8.6 million primarily due to: (i) the introduction of a new driving range program at public golf properties, (ii) decreased interest expense payments as a result of the golf debt repurchased in August 2015, (iii) increased food and beverage sales due to increased private events and (iv) decreased operating expenses as a result of the termination of certain leased golf properties in 2015.

•
A decrease of approximately $4.1 million in other operating expenses paid during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to expenses incurred at the end of 2014 that were paid in the first quarter of 2015 associated with the spin-off of New Senior Investment Group Inc.

•
A decrease of approximately $0.6 million as a result of lowering interest rates associated with the junior subordinated notes payable for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Investing Activities

Investing activities used $378.3 million and provided $200.2 million during the nine months ended September 30, 2016 and 2015, respectively. Uses of cash flow from investing activities consisted primarily of investments made in real estate securities, settlement of derivatives, and additions to the golf business. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and return of restricted cash from investing activities.

Financing Activities

Financing activities provided $481.6 million and used $223.0 million during the nine months ended September 30, 2016 and 2015, respectively. Proceeds of cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repurchase of debt, repayment of debt obligations, settlement of derivatives, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate, Credit and Spread Risk

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of September 30, 2016, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2016, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2015, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition, we had the following material contractual obligations that we executed during the nine months ended September 30, 2016:

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

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income applicable to common stockholders	$18,923	6,499	$92,598	$21,426
Add (Deduct):
Impairment	611	3,460	3,564	17,544
Other loss (income)(A)	(6,725)	(10,458)	(85,475)	(39,689)
Impairment (reversal), other (income) loss and other adjustments from discontinued operations(B)	—	—	—	(306)
Depreciation and amortization(C)	9,259	9,791	26,953	29,100
Acquisition, restructuring and spin-off related expenses(D)	1,093	1,131	2,830	1,502
Core earnings	$23,161	$10,423	$40,470	$29,577

(A)
Net of $0.4 million and $1.1 million related to other income from an equity method investment during the three and nine months ended September 30, 2016, respectively, and includes $82.1 million gain related to the deconsolidation of CDO VI during the nine months ended September 30, 2016. Net of $0.3 million and $1.0 million related to other income from an equity method investment, and net of $1.2 million and $1.2 million of provision for income taxes relating to the gain on extinguishment of debt during the three and nine months ended September 30, 2015, respectively.

(B)	Includes gain on settlement of investments of $0.3 million and depreciation and amortization of less than $0.1 million for the nine months ended September 30, 2015.

(C)
Including accretion of membership deposit liabilities of $1.4 million and $4.3 million and amortization of favorable and unfavorable leasehold intangibles of $1.1 million and $3.4 million in the three and nine months ended September 30, 2016, respectively. Including accretion of membership deposit liabilities of $1.5 million and $4.4 million and amortization of favorable and unfavorable leasehold intangibles of $1.2 million and $3.7 million in the three and nine months ended September 30, 2015, respectively. The accretion of membership deposit liabilities was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses - golf.

(D)
Including acquisition and transaction expenses of $1.1 million and $2.5 million and restructuring expenses of zero and $0.3 million during the three and nine months ended September 30, 2016, respectively. Including acquisition and transaction expenses of $1.0 million and $1.3 million and restructuring expenses of $0.1 million and $0.2 million during the three and nine months ended September 30, 2015, respectively. The acquisition and transaction costs were recorded to general and administrative expense and restructuring expenses were recorded to operating expenses - golf.

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

As of September 30, 2016, a 100 basis point increase in short-term interest rates would decrease our earnings by approximately $0.5 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of September 30, 2016, a 100 basis point change in short-term interest rates would impact our net book value by approximately $0.2 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

Interest rate swaps are agreements in which a series of interest rate flows are exchanged with a third party (counterparty) over a prescribed period. The notional amount on which swaps are based is not exchanged. In general, our swaps are “pay fixed” swaps involving the exchange of floating rate interest payments from the counterparty for fixed interest payments from us. This can effectively convert a floating rate debt obligation into a fixed rate debt obligation. Interest rate swaps may be subject to margin calls. Similarly, an interest rate cap or floor agreement is a contract in which we purchase a cap or floor contract on a notional face amount. We will make an upfront payment to the counterparty for which the counterparty agrees to make future payments to us should the reference rate (typically LIBOR) rise above (cap agreements) or fall below (floor agreements) the “strike” rate specified in the contract. Payments on an annualized basis will equal the contractual notional face amount multiplied by the difference between the actual reference rate and the contracted strike rate. As of September 30, 2016, we had no interest rate swaps.

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

As of September 30, 2016, a 25 basis point movement in credit spreads would impact our net book value by approximately $0.1 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Credit risk refers to the ability of each individual borrower under our loans and securities to make required interest and principal payments on the scheduled due dates. The commercial mortgage and asset backed securities we invest in are generally junior in right of payment of interest and principal to one or more senior classes, but benefit from the support of one or more subordinate classes of securities or other form of credit support (which absorbs losses before the securities in which we invest) within a securitization transaction. The senior unsecured REIT debt securities we invest in reflect comparable credit risk. The value of the subordinated securities has generally been reduced or, in some cases, eliminated, which could leave our securities economically in a first loss position. We also invest in loans and securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe at acquisition they predominantly benefit from underlying collateral value in excess of their carrying amounts. Corporate loans are also subject to the risk of a bankruptcy filing of the related entity.

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

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries (such as the golf industry), may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial and other resources. A change in our investment strategy may also increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular industry, asset class or other reasons. The risks related to new asset categories or the financing risks associated with such assets could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to pay dividends on both our common stock and preferred stock. In addition, our ability to invest in or finance new investments, including our Golf business, may be dependent upon our ability to monetize our real estate debt portfolio. See “-Risks Related to Our Manager-Our directors have approved very broad investment guidelines for our Manager, and we are not required to obtain stockholder consent to change our investment strategy or asset portfolio.”

Our decision to explore new business opportunities and asset categories may make it undesirable for us to continue to qualify as a REIT for federal income tax purposes after the year ended December 31, 2016.

In our ongoing effort to maximize shareholder value, we continue to explore new business opportunities and asset categories, including an increased focus on our Golf business. As such assets often differ from the assets in our real estate debt business and may not be qualifying assets or generate qualifying income for REIT purposes, it may become increasingly undesirable for us to attempt to continue to qualify as a REIT for federal income tax purposes after the year ending December 31, 2016. If our board of directors were to decide to revoke or otherwise cause or permit the termination of our REIT election, it would have a number of consequences. In particular, following the termination of our REIT election, we would generally be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial, including due to certain deferred cancellation of indebtedness income. Although we have net operating losses that may be available to reduce our taxable income for U.S. federal income tax purposes and thereby reduce this tax liability, no assurances can be given that those losses will remain usable or will not become subject to limitations (including under Section 382, as described below), and those losses may in any event not be usable in reducing our income for alternative minimum tax, state, local or other tax purposes.

In addition, a termination of our REIT election may create issues under certain of our financings and other agreements, which would require us to terminate or renegotiate such agreements in order to avoid any potential issues related to those agreements. Furthermore, any change in REIT status could result in amendments to our investment guidelines and objectives as well as our management agreement. Further, in order to maintain our status as a REIT, we are generally required to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction, and not including net capital gains) each year to our stockholders.  If we decide not to continue to qualify as a REIT, the REIT distribution requirements would not need to be taken into account in determining our distribution policy.

A decision to revoke our REIT election or our inability to qualify as a REIT and, consequently, a change in our distribution policy may lead to fluctuations in our stock price. The board of directors could decide to terminate our REIT election at any time (which would be effective as of the start of the relevant calendar year) and without any minimum advance notice period to stockholders.

Pursuant to our charter, upon a determination by our board of directors that we should no longer qualify as a REIT, the restrictions on transfer and ownership of shares set forth in Article VII of our charter will automatically cease to be in effect and, accordingly, shares of our stock will no longer be subject to such restrictions. In addition to the impact this could have on the trading of our common stock, this could increase the likelihood that we experience limitations on our ability to utilize certain tax benefits described elsewhere herein to reduce our future taxable income. If we make a determination to terminate our REIT election, we will consider whether it would be advisable or appropriate to adopt measures designed to preserve our ability to utilize such tax benefits. There can be no assurance if or when we would adopt any such tax benefit preservation measures, the terms thereof or the duration of any such measures.

Our Golf business is subject to various risks that could have a negative impact on our financial results.

In December 2013, we completed a restructuring of an investment in mezzanine debt issued by NGP Mezzanine, LLC (“NGP”), the indirect parent of NGP Realty Sub, L.P. (“National Golf”) and American Golf Corporation (“American Golf”), an affiliated operating company. As part of the restructuring, we acquired the equity of NGP and American Golf’s indirect parent, AGC Mezzanine Pledge LLC (“AGC”), and therefore began consolidating these entities as of December 31, 2013. As of September 30, 2016, American Golf owned 27 golf properties, leased 47 golf properties and managed 10 properties owned by third parties.

We have not owned or operated a golf business prior to this restructuring, and there can be no assurance that we will be able to successfully manage this business. Our ability to attract and retain members and increase usage at our golf facilities is critical to the success of our Golf business, given that a substantial portion of golf revenue is derived from annual dues from members, and there can be no assurance that we will be able to do so. See “-We are actively exploring new business opportunities and asset categories, which could entail significant risks and adversely affect our financial condition, results of operations and liquidity.” Moreover, the golf industry generally has experienced a period of declining revenue and profitability. See “-We have invested in operating businesses in distressed industries, such as golf, and such investments are subject to operational and other business risks.”

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

In addition, we can be removed as manager of a CDO if certain events occur, including, among other things, the failure to satisfy specific over-collateralization tests, failure to satisfy certain “key man” requirements or an event of default occurring for the failure to pay interest on certain senior classes of securities of the CDO. If we are removed as collateral manager, we would no longer receive management fees from-and no longer be able to manage the assets of-the applicable CDO, which could negatively affect our cash flows, business, results of operations and financial condition. On June 17, 2011, CDO V failed certain over-

collateralization tests. The consequences of failing these tests are that an event of default has occurred, and we may be removed as the collateral manager under the documentation governing CDO V. So long as the event of default continues, we will not be permitted to purchase or sell any collateral in CDO V. If we are removed as the collateral manager of CDO V, we would no longer receive the senior management fees from such CDO. As of the date of this report, we have not been removed as collateral manager. Based upon our current calculations, we estimate that if we are removed as the collateral manager of CDO V, the loss of senior management fees would not have a material negative impact on our cash flows, business, results of operations or financial condition. Given current market conditions, it is possible that events of default constituting manager termination events, or other manager termination events, may occur in other CDOs, and we could be removed as the collateral manager of those CDOs if such events of default occur. Moreover, our cash flows, business, results of operations and/or financial condition could be materially and negatively impacted if such events of default occur.

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2016, we had $831.7 million outstanding face amount under repurchase agreement financings. These repurchase agreement obligations are with three counterparties.

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

Our risk of litigation includes, but is not limited to, lawsuits that could be brought by users of our golf properties and property-level employees in our Golf business. For instance, we are subject to federal and state laws governing minimum wage requirements, overtime compensation, discrimination and family and medical leave. Any lawsuit alleging a violation of any such laws could result in a settlement or other resolution that requires us to make a substantial payment, which could have a material adverse effect on our financial condition and results of operations. In addition, accidents or injuries in connection with our golf properties could subject us to liability and reputational harm.

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

Our failure to qualify as a REIT could create issues under a number of our financings and other agreements and could cause our common and preferred stock to be delisted from the NYSE.

Our failure to qualify as a REIT could create issues under a number of our financing and other agreements. In addition, the NYSE requires, as a condition to the continued listing of our common and preferred stock, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our common and preferred stock could promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and would likely cause the market volume of the shares trading to decline.

If we were delisted as a result of losing our REIT status and desired to relist our stock on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to become a listed company under such heightened standards. We might not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our common and preferred stock could not trade on the NYSE.

Our failure to qualify as a REIT would potentially give rise to a claim for damages from New Residential or New Senior.

In connection with the spin-off of New Residential, which was completed in May 2013, and the spin-off of New Senior which was completed in November 2014, we represented in the Separation Agreements that we had no knowledge of any fact or circumstance that would cause us to fail to qualify as a REIT. We also covenanted in the Separation Agreements to generally use our reasonable best efforts to maintain our REIT status for each of our taxable years ending on or before December 31, 2014 (in the case of New Residential) and December 31, 2015 (in the case of New Senior). If, notwithstanding our belief that we qualified as a REIT for such taxable years, we breached this representation or covenant, New Residential or New Senior, or both, could be able to seek damages from us, which could have a significantly negative effect on our liquidity and results of operations.

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

Complying with REIT requirements may cause us to forgo, liquidate or contribute to a TRS otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. As a result of these tests, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, forgo otherwise attractive investment opportunities, liquidate assets in adverse market conditions or contribute assets to a TRS that is subject to regular corporate federal income tax. Thus, compliance with the REIT requirements may hinder our ability to make and retain certain attractive investments.

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

We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain sales of loans or certain other assets at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% prohibited transaction tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to minimize prohibited transaction characterization.

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

The trading price of our common stock has fluctuated significantly in the past. The trading price of our common stock could fluctuate significantly in the future and could be negatively affected in response to various factors, including:

•	market conditions in the broader stock market in general, or in the REIT, real estate or golf industries in particular;

•	our ability to make investments with attractive risk-adjusted returns;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our Manager or its affiliates;

•	additional offerings of our common stock;

•	actions by rating agencies;

•	short sales of our common stock;

•	any decision to pursue a distribution or disposition of a meaningful portion of our assets;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, other REITs or the outlook of the real estate and golf industries;

•	major reductions in trading volumes on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses;

•	litigation and governmental investigations; and

•	any decision to pursue a spin-off of a portion of our assets.

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

While we are required to make distributions in order to maintain our REIT status (as described above under “-Risks Related to Our REIT Status and the 1940 Act-We may be unable to generate sufficient revenue from operations to pay our operating expenses and to pay distributions to our stockholders”), we may elect not to maintain our REIT status, in which case we would no longer be required to make such distributions. Moreover, even if we do elect to maintain our REIT status, we may elect to comply with the applicable REIT distribution requirements by, after completing various procedural steps, distributing, under certain circumstances, a portion of the required amount in the form of shares of our common stock in lieu of cash. If we elect not to maintain our REIT status or to satisfy any required distributions in common stock in lieu of cash, such action could negatively affect our business and financial condition as well as the price of both our common and preferred stock. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,734,136 shares or our common stock outstanding as of October 31, 2016. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

10.1
Amended and Restated Management and Advisory Agreement by and among the Company and FIG LLC, dated April 25, 2013 (incorporated by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 3, 2013).

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

10.11	Form of Indemnification Agreement (incorporated by reference to the Company’s Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.12
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NEWCASTLE INVESTMENT CORP.

By:	/s/ Sarah L. Watterson
Sarah L. Watterson
Chief Executive Officer and President

November 9, 2016

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer

November 9, 2016