Form 10-Q
period 2017-03-31
Drive Shack Inc.
filed 2017-05-08
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
☒ Yes  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 66,842,378 shares outstanding as of April 26, 2017.

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

•	inability to execute on our growth and development strategy by successfully developing, opening and operating new venues;

•	impacts of failures of our information technology and cybersecurity systems;

•	the impact of any current or further legal proceedings and regulatory investigations and inquiries;

•	the impact of any material transactions with FIG LLC (the “Manager”) or one of its affiliates, including the impact of any actual, potential or predicted conflicts of interest;

•	effects of the pending merger of Fortress Investment Group LLC with affiliates of SoftBank Group Corp.; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Drive Shack Inc. (the “Company”) or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

DRIVE SHACK INC.
FORM 10-Q

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate securities, available-for-sale	$2,032	$1,950
Real estate securities, available-for-sale - pledged as collateral	326,878	627,304
Real estate related and other loans, held-for-sale, net	59,043	55,612
Investments in real estate, net of accumulated depreciation	216,452	217,611
Intangibles, net of accumulated amortization	63,366	65,112
Other investments	19,636	19,256
Cash and cash equivalents	126,970	140,140
Restricted cash	7,213	6,404
Receivables from brokers, dealers and clearing organizations	—	552
Receivables and other assets	38,165	38,017
Total Assets	$859,755	$1,171,958

Liabilities and Equity
Liabilities
Repurchase agreements	310,630	600,964
Credit facilities and obligations under capital leases	114,851	115,284
Junior subordinated notes payable	51,214	51,217
Dividends payable	930	8,949
Membership deposit liabilities	90,570	89,040
Accounts payable, accrued expenses and other liabilities	87,720	88,437
Total Liabilities	$655,915	$953,891

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2017 and December 31, 2016	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,842,378 and 66,824,304 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	668	668
Additional paid-in capital	3,172,795	3,172,720
Accumulated deficit	(3,032,421)	(3,018,072)
Accumulated other comprehensive income	1,215	1,168
Total Drive Shack Inc. Stockholders’ Equity	203,840	218,067
Noncontrolling interest	—	—
Total Equity	$203,840	$218,067

Total Liabilities and Equity	$859,755	$1,171,958

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Golf course operations	$46,296	$48,597
Sales of food and beverages	12,845	13,561
Total revenues	59,141	62,158

Operating costs
Operating expenses	54,431	58,219
Cost of sales - food and beverages	4,032	4,597
General and administrative expense	3,565	2,937
Management fee to affiliate	2,677	2,675
Depreciation and amortization	5,793	6,031
Impairment	—	2,308
Realized/unrealized loss on investments	3,389	2,007
Total operating costs	73,887	78,774
Operating loss	(14,746)	(16,616)

Other income (expenses)
Interest and investment income	7,888	21,039
Interest expense	(5,434)	(13,534)
Gain on deconsolidation	—	82,130
Other income (loss), net	(123)	320
Total other income (expenses)	2,331	89,955
(Loss) Income before income tax	(12,415)	73,339
Income tax expense	539	44
Net (Loss) Income	(12,954)	73,295
Preferred dividends	(1,395)	(1,395)
Net loss attributable to noncontrolling interest	—	124
(Loss) Income Applicable to Common Stockholders	$(14,349)	$72,024

(Loss) Income Applicable to Common Stock, per share
Basic	$(0.21)	$1.08
Diluted	$(0.21)	$1.05

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,841,977	66,654,598
Diluted	66,841,977	68,284,898
Dividends Declared per Share of Common Stock	$—	$0.12

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(12,954)	$73,295
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	47	5,301
Reclassification of net realized loss (gain) on securities into earnings	—	(5,863)
Reclassification of net realized gain on deconsolidation of CDO VI	—	(20,682)
Reclassification of net realized gain on derivatives designated as cash flow hedges into earnings	—	(20)
Other comprehensive income (loss)	47	(21,264)
Total comprehensive (loss) income	$(12,907)	$52,031
Comprehensive (loss) income attributable to Drive Shack Inc. stockholders’ equity	$(12,907)	$52,155
Comprehensive loss attributable to noncontrolling interest	$—	$(124)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Drive Shack Inc. Stockholders’ Equity	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) - December 31, 2016	2,463,321	$61,583	66,824,304	$668	$3,172,720	$(3,018,072)	$1,168	$218,067	$—	$218,067

Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)	—	(1,395)

Issuance of common stock (directors)	—	—	18,074	—	75	—	—	75	—	75

Comprehensive income (loss)

Net loss	—	—	—	—	—	(12,954)	—	(12,954)	—	(12,954)

Other comprehensive income	—	—	—	—	—	—	47	47	—	47

Total comprehensive loss								(12,907)	—	(12,907)

Equity (deficit) - March 31, 2017	2,463,321	$61,583	66,842,378	$668	$3,172,795	$(3,032,421)	$1,215	$203,840	$—	$203,840

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(12,954)	$73,295
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,793	6,031
Amortization of discount and premium	620	463
Other amortization	2,614	2,635
Net interest income on investments accrued to principal balance	(3,431)	(7,931)
Amortization of revenue on golf membership deposit liabilities	(305)	(185)
Amortization of prepaid golf membership dues	(6,283)	(6,222)
Non-cash directors’ compensation	75	—
Valuation allowance on loans	—	2,198
Other-than-temporary impairment on securities	—	110
Equity in earnings from equity method investments, net of distributions	(379)	(371)
Gain on deconsolidation	—	(82,130)
Loss on settlement of investments, net	473	1,725
Unrealized loss on securities, intent-to-sell	558	—
Unrealized loss on non-hedge derivatives	2,502	341
Loss on extinguishment of debt, net	146	232
Change in:
Restricted cash	330	(482)
Receivables and other assets	(645)	(1,313)
Accounts payable, accrued expenses and other liabilities	1,474	2,250
Net cash used in operating activities	(9,412)	(9,354)
Cash Flows From Investing Activities
Principal repayments from investments	10,707	5,444
Purchase of real estate securities	—	(364,072)
Proceeds from sale of investments	286,639	361,341
Net proceeds from (payments for) settlement of TBAs	2,474	(7,536)
Acquisition and additions of investments in real estate	(3,971)	(1,972)
Deposits paid on investments	(80)	—
Net cash provided by (used in) investing activities	295,769	(6,795)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,007	363,741
Repayments of debt obligations	(292,237)	(352,211)
Margin deposits under repurchase agreements and derivatives	(49,545)	(9,406)
Return of margin deposits under repurchase agreements and derivatives	50,156	9,636
Golf membership deposits received	695	679
Common stock dividends paid	(8,019)	(7,999)
Preferred stock dividends paid	(1,395)	(1,395)
Payment of deferred financing costs	(22)	(263)
Other financing activities	(167)	(158)
Net cash (used in) provided by financing activities	(299,527)	2,624
Net Decrease in Cash and Cash Equivalents	(13,170)	(13,525)
Cash and Cash Equivalents, Beginning of Period	140,140	45,651
Cash and Cash Equivalents, End of Period	$126,970	$32,126

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Common stock dividends declared but not paid	$—	$7,999
Additions to capital lease assets and liabilities	$254	$718
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

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
The Company conducts its business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments and (iv) corporate. For a further discussion of the reportable segments, see Note 3.
The Company’s Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of March 31, 2017, the Company owned, leased or managed 78 properties across 13 states. Additionally, the Company plans to open a chain of next-generation Entertainment Golf venues across the United States and internationally which combine golf, competition, dining and fun. The Company plans to monetize the remaining loans and securities in its Debt Investments segment as part of the transformation to a leisure and entertainment company.
On February 23, 2017, the Company revoked its election to be treated as a real estate investment trust (“REIT”), effective January 1, 2017. The Company operated in a manner intended to qualify as a REIT for federal income tax purposes through December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2016 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2017. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s Consolidated Financial Statements for the year ended December 31, 2016.

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In connection with the Company’s continued transformation from a financial services company to a leisure and entertainment company, including the announcement of the new management team in September 2016, the revocation of its REIT election effective January 1, 2017, as well as the monetization and planned exit of our real estate related debt positions, the Company’s Consolidated Statements of Operations have been changed to reflect an operating company presentation. We have reclassified driving range revenue, including the monthly membership program offered at most of our public properties (“The Players Club’’) and miscellaneous revenue associated with operations from “Other revenue” to “Golf course operations”. We have reclassified expenses associated with the cost of merchandise sold from “Cost of sales - golf” to “Operating expenses.” We have added “Loan and security servicing expense” to “General and administrative expense.” The gains and losses associated with derivative instruments have been reclassified from “Other income (loss), net” to “Realized/unrealized (gain) loss on investments” to include balances as part of our operating income (loss). The Company did not make changes to its Consolidated Balance Sheets given the carrying value of the real estate related investments, including agency FNMA/FHLMC securities, held by the Company still represents a significant amount on the Company's Consolidated Balance Sheets at March 31, 2017.

As of March 31, 2017, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

REVENUE RECOGNITION

Golf Course Operations — Revenue from green fees, cart rentals, merchandise sales and other operating activities (consisting primarily of range income, banquets and club amenities) are generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

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
Realized/Unrealized Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended March 31,
	2017	2016
(Gain) on settlement of real estate securities	$—	$(5,917)
Loss on settlement of real estate securities	2,803	—
Unrealized loss on securities, intent-to-sell	558	—
Loss on repayment/disposition of loans held-for-sale	—	47
Realized (gain) loss on settlement of TBAs, net	(2,474)	7,536
Unrealized loss on non-hedge derivative instruments	2,502	341
Realized/unrealized loss on investments	$3,389	$2,007

Loss on lease modifications and terminations	$(158)	$(60)
Loss on extinguishment of debt, net	(146)	(232)
Collateral management fee income, net	122	232
Equity in earnings of equity method investees	379	371
Gain (loss) on disposal of long-lived assets	26	(6)
Other (loss) income	(346)	15
Other (loss) income, net	$(123)	$320

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Reclassification From Accumulated Other Comprehensive Income Into Net (Loss) Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net (loss) income:

		Three Months Ended March 31,
Accumulated Other Comprehensive Income ("AOCI") Components	Income Statement Location	2017	2016
Net realized (gain) loss on securities
Impairment	Impairment	$—	$54
(Gain) on settlement of real estate securities	Realized/unrealized (gain) loss on investments	—	(5,917)
Realized (gain) on deconsolidation of CDO VI	Gain on deconsolidation	—	(20,682)
		$—	$(26,545)

Net realized (gain) loss on derivatives designated as cash flow hedges
Amortization of deferred hedge (gain)	Interest expense	$—	$(20)
		$—	$(20)

Total reclassifications		$—	$(26,565)
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

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable netting agreement. Fair value adjustments affect either equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge or a fair value hedge.

Derivative transactions are entered into by the Company solely for risk management purposes in the ordinary course of business. In determining whether to hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. As of March 31, 2017, the Company has no derivative instruments that qualify and are designated as hedging instruments, but has one interest rate cap with a fair value of $0.4 million which is not designated as a hedge.

The Company transacts in the To Be Announced mortgage backed securities (“TBA”) market. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. The Company

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

primarily engages in TBA transactions for purposes of managing interest rate risk and market risk associated with our Agency residential mortgage backed securities (“RMBS”) investments for which we have exposure to interest rate and market risk volatility.

The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, the Company may “roll” its TBA positions, whereby it may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. The Company accounts for its TBA transactions as non-hedge instruments, with changes in market value recorded in the Statement of Operations. As of March 31, 2017, the Company held two short TBA contracts totaling $319.0 million in notional amount of Agency RMBS. As of March 31, 2017 and December 31, 2016, the Company funded approximately $1.1 million and zero, respectively, for margin calls related to TBA contracts.
The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company seeks to reduce such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.
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
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. A disposal of a component of an entity or a group of components of an entity are reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Discontinued operations are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

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
Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Buildings and improvements	10-30 years
Capital leases - equipment	3-7 years
Furniture, fixtures and equipment	3-7 years
Intangibles — Intangible assets and liabilities relating to Traditional Golf consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to the Company when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf property and is amortized over the term of the underlying lease agreement. The management contract intangible represents the Company’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued utilizing a discounted cash flow methodology under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents the Company’s relationship with its private country club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Amortization of leasehold intangible assets and liabilities is included within operating expenses and amortization of all other intangible assets is included within depreciation and amortization in the Consolidated Statements of Operations. Amortization of all intangible assets is calculated using the straight-line method based on the following estimated useful lives:

Trade name	30 years
Leasehold intangibles	1 -26 years
Management contracts	1 -26 years
Internally-developed software	5 years
Membership base	7 years
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

Other Investment — The Company owns a 23% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of March 31, 2017 and December 31, 2016, the carrying value of this investment was $19.6 million and $19.3 million, respectively. The Company evaluates its equity method investment for other than temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

Impairment of Real Estate and Finite-lived Intangible Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate and finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.
Investments in CDO Servicing Rights — In February 2011, the Company, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) Collateralized Debt Obligations (“CDOs”) for $2.2 million pursuant to a bankruptcy proceeding. The Company initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying collateral, default rates, loss severities and discount rates. During both the three months ended March 31, 2017 and 2016, the Company recorded $0.1 million of servicing rights amortization and no servicing rights impairment. As of March 31, 2017 and December 31, 2016, the Company’s servicing assets had a carrying value of $0.3 million and $0.4 million, respectively, recorded in receivables and other assets.

Variable Interest Entities (“VIEs”) - There are no assets or liabilities of consolidated VIEs included in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016. The Company sold its remaining variable interests in Newcastle CDO V and Newcastle CDO VI during 2016 but continue to receive servicing fees as collateral manager, which are not considered variable interests.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Supplemental Non-Cash Investing and Financing Activities Related to CDOs - The Company considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its Consolidated Statement of Cash Flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs for the three months ended March 31, 2016 are disclosed below. There were no non-cash investing and financing activities relating to CDOs for the three months ended March 31, 2017.

Three Months Ended March 31, 2016
Restricted cash generated from pay downs on securities and loans	2,310
Restricted cash used for repayments of CDO and other bonds payable	2,748
CDO VI deconsolidation:
Real estate securities	43,889
Restricted cash	67
CDO and other bonds payable	105,423

Receivables and Other Assets

The following table summarizes the Company's receivables and other assets:

	March 31, 2017	December 31, 2016
Accounts receivable, net	$7,657	$8,047
Prepaid expenses	4,243	3,654
Interest receivable	932	1,697
Deposits	4,833	4,105
Inventory	5,010	4,496
Derivative assets	364	856
Residential mortgage loans, held-for-sale, net	228	231
Miscellaneous assets, net (A)	14,898	14,931
	$38,165	$38,017

(A)	Includes one owned property in Annandale, New Jersey in the Traditional Golf segment classified as held-for-sale as of December 31, 2016. We expect to close on this property during 2017.

Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Company's accounts payable, accrued expenses and other liabilities:

	March 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$24,849	$26,249
Deferred revenue	30,255	36,107
Security deposits payable	9,392	6,073
Unfavorable leasehold interests	4,012	4,225
Derivative liabilities	2,010	—
Accrued rent	2,031	2,613
Due to affiliates	892	892
Miscellaneous liabilities	14,279	12,278
	$87,720	$88,437

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amends the new revenue recognition guidance on performance obligations and 12 additional technical corrections and improvements. The Company is evaluating potential impacts of adopting this standard, and is in the process of reviewing customer contracts and revenue streams, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized.  The Company expects to adopt the requirements of the new standard in the first quarter of 2018, and anticipates using the modified retrospective transition method.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash. The standard requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows and provide a reconciliation to the related line items in the balance sheet. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities will be required to apply the guidance retrospectively when adopted and provide the relevant disclosures in ASC 250 in the first interim and annual periods in which the guidance is adopted. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets of businesses. The effective date of the standard will be for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. Entities will be required to apply the guidance on a prospective basis. The Company is currently evaluating the impact that this update will have on its consolidated financial statements and related disclosures.

The FASB has recently issued or discussed a number of proposed standards on topics such as financial statement presentation, financial instruments and hedging. Some of the proposed changes are significant and could have a material impact on the Company’s reporting. The Company has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

3. SEGMENT REPORTING

The Company currently has four reportable segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments, and (iv) corporate. The Company's Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of March 31, 2017, the Company owned, leased or managed 78 properties across 13 states.  Additionally, the Company plans to open a chain of next-generation Entertainment Golf venues across the United States and internationally, which combine golf, competition, dining and fun.

The Debt Investment segment consists primarily of loans and securities which the Company plans to monetize as part of its transformation to a leisure and entertainment company. The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 8) and management fees pursuant to the Management Agreement (Note 12). Segment information for previously reported periods has been restated to reflect the change to the reportable segments in the fourth quarter of 2016.

Summary financial data on the Company’s segments is given below, together with reconciliation to the same data for the Company as a whole:

	Traditional Golf	Entertainment Golf	Debt Investments (A)	Corporate	Total
Three Months Ended March 31, 2017
Revenues
Golf course operations	$46,296	$—	$—	$—	$46,296
Sales of food and beverages	12,845	—	—	—	12,845
Total revenues	59,141	—	—	—	59,141
Operating costs
Operating expenses (B)	54,431	—	—	—	54,431
Cost of sales - food and beverages	4,032	—	—	—	4,032
General and administrative expense	700	65	1	1,145	1,911
General and administrative expense - acquisition and transaction expenses (C)	276	1,261	—	117	1,654
Management fee to affiliate	—	—	—	2,677	2,677
Depreciation and amortization	5,793	—	—	—	5,793
Realized/unrealized loss on investments	120	—	3,269	—	3,389
Total operating costs	65,352	1,326	3,270	3,939	73,887
Operating loss	(6,211)	(1,326)	(3,270)	(3,939)	(14,746)
Other income (expenses)
Interest and investment income	39	—	7,802	47	7,888
Interest expense	(3,817)	—	(1,206)	(411)	(5,434)
Other (loss) income, net	(624)	—	501	—	(123)
Total other income (expenses)	(4,402)	—	7,097	(364)	2,331
Income tax expense (D)	—	—	—	539	539
Net (loss) income	(10,613)	(1,326)	3,827	(4,842)	(12,954)
Preferred dividends	—	—	—	(1,395)	(1,395)
(Loss) income applicable to common stockholders	$(10,613)	$(1,326)	$3,827	$(6,237)	$(14,349)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments (A)	Corporate	Total
March 31, 2017
Investments	$278,686	$1,132	$407,589	$—	$687,407
Cash and restricted cash	13,681	1,254	1,545	117,703	134,183
Other assets	34,427	2,136	1,444	158	38,165
Total assets	326,794	4,522	410,578	117,861	859,755
Debt, net	114,851	—	310,630	51,214	476,695
Other liabilities	167,342	1,578	5,967	4,333	179,220
Total liabilities	282,193	1,578	316,597	55,547	655,915
Preferred stock	—	—	—	61,583	61,583
Noncontrolling interest	—	—	—	—	—
Equity attributable to common stockholders	$44,601	$2,944	$93,981	$731	$142,257

Additions to investments in real estate during the three months ended March 31, 2017	$3,496	$138	$—	$—	$3,634

	Traditional Golf	Entertainment Golf	Debt Investments (A)	Corporate	Total
Three Months Ended March 31, 2016
Revenues
Golf course operations	$48,597	$—	$—	$—	$48,597
Sales of food and beverages	13,561	—	—	—	13,561
Total revenues	62,158	—	—	—	62,158
Operating costs
Operating expenses (B)	58,219	—	—	—	58,219
Cost of sales - food and beverages	4,597	—	—	—	4,597
General and administrative expense	839	2	37	1,883	2,761
General and administrative expense - acquisition and transaction expenses (C)	126	12	—	38	176
Management fee to affiliate	—	—	—	2,675	2,675
Depreciation and amortization	6,031	—	—	—	6,031
Impairment	—	—	2,308	—	2,308
Realized/unrealized loss on investments	1	—	2,006	—	2,007
Total operating costs	69,813	14	4,351	4,596	78,774
Operating loss	(7,655)	(14)	(4,351)	(4,596)	(16,616)
Other income (expenses)
Interest and investment income	42	—	20,991	6	21,039
Interest expense	(2,665)	—	(9,924)	(945)	(13,534)
Gain on deconsolidation	—	—	82,130	—	82,130
Other (loss) income, net	(283)	—	603	—	320
Total other income (expenses)	(2,906)	—	93,800	(939)	89,955
Income tax expense	44	—	—	—	44
Net (loss) income	(10,605)	(14)	89,449	(5,535)	73,295
Preferred dividends	—	—	—	(1,395)	(1,395)
Net loss attributable to noncontrolling interest	124	—	—	—	124
(Loss) income applicable to common stockholders	$(10,481)	$(14)	$89,449	$(6,930)	$72,024

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

(A)	The following table summarizes the investments and debt in the Debt Investments segment:

	March 31, 2017
	Investments		Debt
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Unlevered real estate securities	$4,000	$2,032	$—	$—
Levered real estate securities	319,380	326,878	310,630	310,630
Real estate related and other loans (E)	78,125	59,043	—	—
Other investments	N/A	19,636	—	—
	$401,505	$407,589	$310,630	$310,630

(B)
Operating expenses includes rental expenses recorded under operating leases for carts and equipment in the amount of $0.8 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.

(C)
Acquisition and transaction expense includes costs related to completed and potential acquisitions and transactions which may include advisory, legal, accounting, valuation and other professional or consulting fees. Transaction expense also includes personnel and other costs which do not qualify for capitalization associated with the development of new Entertainment Golf venues.

(D)
Effective January 1, 2017, the Company revoked its election to be treated as a REIT. As a result, the Company is subject to U.S. federal corporate income tax and the provision for income taxes is recorded in the corporate segment.

(E)
Excludes two mezzanine loans with zero carrying value, which had an aggregate face amount of $17.8 million and two corporate loans with zero carrying value, which had an aggregate face amount of $45.7 million.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

4. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at March 31, 2017, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment (A)	After Impairment	Gains	Losses	Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Life (Years) (D)	Principal Subordination (E)
ABS - Non-Agency RMBS	$4,000	$2,338	$(1,521)	$817	$1,215	$—	$2,032	1	C	1.37%	25.44%	9.2	28.8%
Total Securities, Available-for-Sale (F)	$4,000	$2,338	$(1,521)	$817	$1,215	$—	$2,032	1

FNMA/FHLMC (A)	319,380	337,972	(11,094)	326,878	—	—	326,878	1	AAA	3.50%	3.13%	7.7	N/A
Total Securities, Pledged as Collateral (F)	$319,380	$337,972	$(11,094)	$326,878	$—	$—	$326,878	1

(A)
As of March 31, 2017, the Company reclassified gross unrealized losses of $11.1 million from other comprehensive income into earnings on FNMA/FHLMC securities that the Company intends to sell and recorded in realized/unrealized (gain) loss on investments in the Consolidated Statements of Operations.

(B)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

(C)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. The Company uses an implied AAA rating for the Fannie Mae/Freddie Mac (“FNMA/FHLMC”) securities. Ratings provided were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(D)	The weighted average life is based on the timing of expected cash flows on the assets.

(E)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to the Company’s investments.

(F)	The total outstanding face amount was $319.4 million for fixed rate securities and $4.0 million for floating rate securities.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three months ended March 31, 2017, the Company recorded other-than-temporary impairment charges (“OTTI”) of $0.6 million with respect to real estate securities (gross of $0.0 million of other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, the Company noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. The following table summarizes the Company's securities in an unrealized loss position as of March 31, 2017.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Securities in an Unrealized Loss Position	Outstanding Face Amount	Before Impairment	Other-than-Temporary Impairment (A)	After Impairment	Gains	Losses	Carrying Value	Number of Securities	Rating	Coupon	Yield	Life (Years)
Less Than Twelve Months	$319,380	$337,972	$(11,094)	$326,878	$—	$—	$326,878	1	AAA	3.50%	3.13%	7.7
Twelve or More Months	—	—	—	—	—	—	—	—	—	—%	—%	—
Total	$319,380	$337,972	$(11,094)	$326,878	$—	$—	$326,878	1	AAA	3.50%	3.13%	7.7

(A)
As of March 31, 2017, the Company reclassified gross unrealized losses of $11.1 million from other comprehensive income into earnings on FNMA/FHLMC securities that the Company intends to sell and recorded in realized/unrealized (gain) loss on investments in the Consolidated Statements of Operations.

The Company performed an assessment of all of its debt securities that are in an unrealized loss position (unrealized loss position exists when a security’s amortized cost basis, excluding the effect of OTTI, exceeds its fair value). The securities that the Company intends to sell have a fair value of $326.9 million and amortized cost basis after impairment of $326.9 million as of March 31, 2017.

The Company has no activity related to credit losses on debt securities for the three months ended March 31, 2017.

The table below summarizes the geographic distribution of the collateral securing the asset-backed securities (“ABS”) at March 31, 2017:

	ABS - Non-Agency RMBS
Geographic Location	Outstanding Face Amount	Percentage
Western U.S.	$1,295	32.4%
Northeastern U.S.	605	15.1%
Southeastern U.S.	1,065	26.6%
Midwestern U.S.	430	10.8%
Southwestern U.S.	605	15.1%
	$4,000	100.0%

Geographic concentrations of investments expose the Company to the risk of economic downturns within the relevant regions, particularly given the current unfavorable market conditions. These market conditions may make regions more vulnerable to downturns in certain market factors. Any such downturn in a region where the Company holds significant investments could have a material, negative impact on the Company.

In March 2017, the Company sold $289.7 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 98.8% of par for total proceeds of $286.1 million and recognized a loss on sale of securities of $2.8 million. The Company repaid $277.8 million of repurchase agreements associated with these securities.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Securities Pledged as Collateral
These government agency securities were sold under agreements to repurchase which are treated as collateralized financing transactions. Although being pledged as collateral, securities financed through a repurchase agreement remains on the Company's Consolidated Balance Sheets as an asset and cash received from the purchaser is recorded on the Company's Consolidated Balance Sheets as a liability.

5. REAL ESTATE RELATED AND OTHER LOANS, RESIDENTIAL MORTGAGE LOANS AND SUBPRIME MORTGAGE LOANS

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. Loans acquired with the intent to sell are classified as held-for-sale.

The following is a summary of real estate related and other loans and residential mortgage loans at March 31, 2017. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (B)	Floating Rate Loans as % of Face Amount	Delinquent Face Amount (C)
Mezzanine Loans	$17,767	$—	2	0.00%	8.39%	0.0	100.0%	$17,767
Corporate Loans	123,812	59,043	4	22.49%	15.40%	0.5	—%	59,384
Total Real Estate Related and other Loans Held-for-Sale, Net	$141,579	$59,043	6	22.49%	14.52%	0.5	12.5%	$77,151

Residential Mortgage Loans Held-for-Sale, Net (D)	$769	$228	3	3.11%	3.42%	0.4	100.0%	$628

(A)	Carrying value includes negligible interest receivable for the residential housing loans.

(B)	The weighted average maturity is based on the timing of expected cash flows on the assets.

(C)
Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers in bankruptcy) or considered real estate owned (“REO”). As of March 31, 2017, $77.2 million face amount of real estate related and other loans was on non-accrual status.

(D)	Loans acquired at a discount for credit quality. Residential mortgage loans held-for-sale, net is recorded in receivables and other assets on the Consolidated Balance Sheets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at March 31, 2017:

Year of Maturity	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (A)	$77,151	$147	5
Period from April 1, 2017 to December 31, 2017	—	—	—
2018	—	—	—
2019	64,428	58,896	1
2020	—	—	—
2021	—	—	—
2022	—	—	—
Thereafter	—	—	—
Total	$141,579	$59,043	6

(A)	Includes loans that are non-performing, in foreclosure, or under bankruptcy

Activities relating to the carrying value of the Company’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans (A)
Balance at December 31, 2016	$55,612	$231
Purchases / additional fundings	—	—
Interest accrued to principal balance	3,431	—
Principal pay downs	—	(3)
Balance at March 31, 2017	$59,043	$228

(A)	Recorded in receivables and other assets on the Consolidated Balance Sheets.

There was no change in the loss allowance on the Company's real estate related and other loans and residential mortgage loans during the three months ended March 31, 2017.

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at March 31, 2017:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Northeastern U.S.	$—	—%	$523	68.0%
Southeastern U.S.	—	—%	246	32.0%
Foreign	63,454	100.0%	—	—%
	$63,454	100.0%	$769	100.0%
Other (A)	78,125
	$141,579

(A)	Includes corporate loans which are not directly secured by real estate assets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

6. INVESTMENTS IN REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s investments in real estate related to its Traditional and Entertainment Golf businesses:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$84,319	$—	$84,319	$84,319	$—	$84,319
Buildings and improvements	145,243	(42,737)	102,506	144,690	(39,402)	105,288
Furniture, fixtures and equipment	29,900	(21,250)	8,650	29,132	(20,516)	8,616
Capital leases - equipment	20,945	(5,645)	15,300	20,844	(4,818)	16,026
Construction in progress	5,677	—	5,677	3,362	—	3,362
Total Investments in Real Estate	$286,084	$(69,632)	$216,452	$282,347	$(64,736)	$217,611

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets related to the Traditional and Entertainment Golf businesses:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(76)	$624	$700	$(70)	$630
Leasehold intangibles (A)	48,107	(13,591)	34,516	48,107	(12,550)	35,557
Management contracts	35,207	(11,242)	23,965	35,207	(10,434)	24,773
Internally-developed software	800	(520)	280	800	(480)	320
Membership base	5,236	(2,431)	2,805	5,236	(2,244)	2,992
Nonamortizable liquor licenses	1,176	—	1,176	840	—	840
Total Intangibles	$91,226	$(27,860)	$63,366	$90,890	$(25,778)	$65,112

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at March 31, 2017:

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life(Years)	Face Amount of Floating Rate Debt
Repurchase Agreements (C)
FNMA/FHLMC Securities	Mar 2017	$310,630	$310,630	Apr 2017	1.02%	1.02%	0.1	$—
		310,630	310,630			1.02%	0.1	—
Credit Facilities and Capital Leases
Traditional Golf Term Loan (D)(E)	June 2016	102,000	98,979	Jul 2019	LIBOR+4.70%	7.92%	2.3	102,000
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%	2.20%	26.7	200
Capital Leases (Equipment)	May 2014 - Mar 2017	15,672	15,672	Sep 2018 - Sep 2022	3.00% to 16.16%	6.56%	3.9	—
		117,872	114,851			7.72%	2.5	102,200
Corporate
Junior subordinated notes payable (F)	Mar 2006	51,004	51,214	Apr 2035	LIBOR+2.25%	3.26%	18.1	51,004
		51,004	51,214			3.26%	18.1	51,004
Total debt obligations		$479,506	$476,695			2.88%	2.6	$153,204

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)
The repurchase agreement had $0.2 million of accrued interest payable at March 31, 2017. The counterparty on the repurchase agreement is Jefferies. The Company has margin exposures on the repurchase agreement related to the financing of FNMA/FHLMC securities. The underlying collateral of the repurchase agreement is fixed rate FNMA/FHLMC securities with the following value at March 31, 2017: $319.4 million outstanding face amount, $326.9 million amortized cost basis, $326.9 million carrying value and a weighted average life of 7.7 years. To the extent that the value of the collateral underlying the repurchase agreement declines, the Company may be required to post margin, which could significantly impact its liquidity.

(D)	The golf term loan is collateralized by 22 golf properties. The carrying amount of the golf term loan is reported net of amortized deferred financing costs of $3.0 million as of March 31, 2017.

(E)	Interest rate based on 1 month LIBOR plus 4.70% with a LIBOR floor of 1.80%. At the time of closing, the Company purchased a co-terminus LIBOR interest rate cap of 1.80%.

(F)	Interest rate based on 3 month LIBOR plus 2.25%.

See Note 4 for information about the FNMA/FHLMC repurchase agreement activity for the three months ended March 31, 2017.

Traditional Golf leases certain golf carts and other equipment under capital lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36 to 66 months. Certain leases include bargain purchase options at lease expiration.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2017 are as follows:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

April 1, 2017 - December 31, 2017	$3,521
2018	4,685
2019	4,540
2020	3,259
2021	1,684
2022	173
Thereafter	—
Total minimum lease payments	17,862
Less: imputed interest	(2,190)
Present value of net minimum lease payments	$15,672

The Company’s credit facilities contain various customary loan covenants, including certain coverage ratios. The Company was in compliance with all of these covenants as of March 31, 2017.

9. DERIVATIVES

The Company’s derivative instruments are comprised of an interest rate cap and TBAs. Derivative assets with a fair value of $0.4 million and $0.9 million as of March 31, 2017 and December 31, 2016, respectively, were recorded within receivables and other assets on the Consolidated Balance Sheets. Derivative liabilities with a fair value of $2.0 million and zero as of March 31, 2017 and December 31, 2016, respectively, were recorded within accounts payable, accrued expenses and other liabilities on the Consolidated Balance Sheets.

The following table summarizes (gains) losses recorded in relation to derivatives:

		Three Months Ended March 31,
	Income Statement Location	2017	2016
Cash flow hedges
Deferred hedge gain reclassified from Accumulated Other Comprehensive Income (“AOCI”) into earnings	Interest expense	—	(20)

Non-hedge derivatives
Unrealized loss on interest rate derivatives	Realized/unrealized (gain) loss on investments	$120	$—
Unrealized loss recognized related to TBAs	Realized/unrealized (gain) loss on investments	2,382	341
Realized (gain) loss on settlement of TBAs	Realized/unrealized (gain) loss on investments	(2,474)	7,536
As of both March 31, 2017 and December 31, 2016, the Company had zero expected reclassification of deferred hedges from AOCI into earnings over the next 12 months.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2017:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$2,032	$2,032	Pricing models
Real estate securities, available-for-sale - pledged as collateral	326,878	326,878	Broker/counterparty quotations, pricing services
Real estate related and other loans, held-for-sale, net	59,043	64,575	Pricing models
Residential mortgage loans, held-for-sale, net (B)	228	259	Broker/counterparty quotations, pricing models
Cash and cash equivalents	126,970	126,970
Restricted cash	7,213	7,213
Non-hedge derivative assets (C)	364	364	Counterparty quotations, pricing services

Liabilities
Repurchase agreements	310,630	310,630	Counterparty quotations, market comparables
Credit facilities and obligations under capital leases	114,851	117,872	Pricing models
Junior subordinated notes payable	51,214	26,714	Pricing models
Non-hedge derivative liabilities (C)	2,010	2,010	Counterparty quotations, pricing services

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

(B)	Residential mortgage loans held-for-sale, net is recorded in receivables and other assets on the Consolidated Balance Sheets.

(C)	Represents derivative assets and liabilities, including an interest rate cap and TBA forward contracts (Note 9).

Fair Value Measurements

Valuation Hierarchy
The fair value of financial instruments is categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company follows this hierarchy for its financial instruments measured at fair value.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or management’s good faith estimate, and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of the Company’s loans, securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, the Company has estimated the fair value of these illiquid instruments based on internal pricing models or quotations subject to the Company’s controls described below.

The Company has various processes and controls in place to ensure that fair value measurements are reasonably estimated. With respect to broker and pricing service quotations, and in order to ensure these quotes represent a reasonable estimate of fair value, The Company’s quarterly procedures include a comparison of such quotations to quotations from different sources, outputs generated from its internal pricing models and transactions completed, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on the Company’s internal pricing models, the Company’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third-party market parameters and models, where available, for reasonableness. The Company believes its valuation methods and the assumptions used are appropriate and consistent with other market participants.
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. For the Company’s investments in real estate securities, real estate related and other loans and residential mortgage loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities. Significant increases (decreases) in any of the discount rates, default rates or loss severities in isolation would result in a significantly lower (higher) fair value measurement. The impact of changes in prepayment speeds would have differing impacts on fair value, depending on the seniority of the investment. Generally, a change in the default assumption is accompanied by directionally similar changes in the assumptions used for the loss severity and the prepayment speed.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
ABS - Non-Agency RMBS	$2,032	$—	$—	$2,032	$2,032
Real estate securities, available-for-sale total	$2,032	$—	$—	$2,032	$2,032

Real estate securities, available-for-sale - pledged as collateral:
FNMA/FHLMC	$326,878	$326,878	$—	$—	$326,878
Real estate securities, available-for-sale - pledged as collateral total	$326,878	$326,878	$—	$—	$326,878

Derivative assets:
Interest rate cap, not treated as hedge	$364	$364	$—	$—	$364
Derivative assets total	$364	$364	$—	$—	$364

Liabilities
Derivative liabilities:
TBAs, not treated as hedges	$2,010	$2,010	$—	$—	$2,010
Derivative liabilities total	$2,010	$2,010	$—	$—	$2,010

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2017.

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$817	$2,032	12.0%	4.6%	4.2%	64.9%
Total	$817	$2,032

All of the inputs used have some degree of market observability, based on the Company’s knowledge of the market, relationships with market participants, and use of common market data sources. Collateral prepayment, default and loss severity projections are in the form of “curves” or “vectors” that vary for each monthly collateral cash flow projection. Methods used to develop these projections vary by asset class (e.g., CMBS projections are developed differently than home equity ABS projections) but conform to industry conventions. The Company uses assumptions that generate its best estimate of future cash flows of each respective security.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

The discount rates the Company uses are derived from a range of observable pricing on securities backed by similar collateral and offered in a live market. As the markets in which the Company transacts have become less liquid, the Company has had to rely on fewer data points in this analysis.

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

Loss severities are based on recent collateral-specific experience with additional consideration given to collateral characteristics. Collateral age is taken into consideration because severities tend to initially increase with collateral age before eventually stabilizing. The Company typically uses projected severities that are higher than the historic experience for collateral that is relatively new to account for this effect. Collateral characteristics such as loan size, lien position, and location (state) also affect loss severity. The Company considers whether a collateral pool has experienced a significant change in its composition with respect to these factors when assigning severity projections.

The Company’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2017 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2016	$1,950
Total gains (losses) (A)
Included in other comprehensive income (loss)	47
Amortization included in interest income	47
Purchases, sales and repayments (A)
Proceeds	(12)
Balance at March 31, 2017	$2,032

(A)
None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the three months ended March 31, 2017. There were no transfers into or out of Level 3 during the three months ended March 31, 2017.

Non-Recurring Fair Value Measurements - Loans

Loans which the Company does not have the ability or intent to hold into the foreseeable future are classified as held-for-sale. Held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. These loans were written down to fair value at the time of the impairment, based on broker quotations, pricing service quotations or internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related and other loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments.

The following table summarizes certain information for real estate related and other loans as of March 31, 2017:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

			Significant Input
			Range		Weighted Average
Loan Type	Carrying Value	Fair Value	Discount Rate	Loss Severity	Discount Rate	Loss Severity
Corporate Loans	59,043	64,575	0.0%-22.5%	0.0%-100.0%	22.5%	48.0%
Total Real Estate Related and Other Loans Held-for-Sale, Net (A)	$59,043	$64,575

(A)	Excludes $17.8 million face amount of mezzanine loans which have a zero carrying value.

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy		Valuation Techniques and Significant Inputs
Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Collateral funding spreads

Credit facilities	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields

Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields and the credit spread of the Company

11. EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in the Company’s outstanding options for the three months ended March 31, 2017:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2016	5,126,906	$2.79
Expired	(40,330)	14.44
Balance at March 31, 2017	5,086,576	$2.70	5.91

Exercisable at March 31, 2017	3,934,081	$2.77	5.81

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

As of March 31, 2017, the Company’s outstanding options were summarized as follows:

	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	71,915	3,857,748	3,929,663
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	4,085	1,152,495	1,156,580
Issued to the independent directors	—	333	333
Total	76,000	5,010,576	5,086,576
Weighted average strike price	$12.44	$2.55	$2.70

On February 27, 2017, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2017 and ending April 30, 2017. Dividends totaling $1.4 million were paid on April 28, 2017.

In January 2017, the Company issued a total of 18,074 shares of its common stock to its independent directors as a component of their annual compensation.

B. Earnings Per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted earnings per share:
(Loss) Income Applicable to Common Stockholders	$(14,349)	$72,024

Denominator:
Denominator for basic earnings per share - weighted average shares	66,841,977	66,654,598
Effect of dilutive securities
Options	—	1,630,300
Denominator for diluted earnings per share - adjusted weighted average shares	66,841,977	68,284,898

Basic earnings per share:
(Loss) Income Applicable to Common Stock, per share	$(0.21)	$1.08

Diluted earnings per share:
(Loss) Income Applicable to Common Stock, per share	$(0.21)	$1.05

Basic EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2017 and 2016, the Company had 151,234 and 455,115 antidilutive options, respectively. During the three months ended March 31, 2017, based on the treasury stock method, the Company had 1,941,409 potentially dilutive common stock equivalents which were excluded due to the Company's loss position. During the three months ended March 31, 2016, based on the treasury stock method, the Company had 1,630,300 dilutive common stock equivalents, resulting from its outstanding options. Income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends and net income (loss) attributable to noncontrolling interest.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Management Agreement
The Company is party to a Management Agreement with FIG LLC, its Manager and an affiliate of Fortress, which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by the Company by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the 12 consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors. Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. For performing these services, the Company pays the Manager an annual management fee equal to 1.5% of the gross equity of the Company, as defined, including adjustments for return of capital dividends.
The Management Agreement provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its officers, employees and agents on the Company’s behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for the Company by providers retained by the Manager or, if provided by the Manager’s employees, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. In addition to expense reimbursements for expenses incurred by the Manager, the Company is responsible for reimbursing the Manager for certain expenses incurred by the Company that are initially paid by the Manager on behalf of the Company.
To provide an incentive for the Manager to enhance the value of the common stock, the Manager is entitled to receive an incentive return (the “Incentive Compensation’’) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations (defined as the net income applicable to common stockholders before Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate and after adjustments for unconsolidated subsidiaries, if any) of the Company per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the initial public offering (“IPO”) and the value attributed to the net assets transferred to the Company by its predecessor, and in any subsequent offerings by the Company (adjusted for prior return of capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.

	Amounts incurred under the Management Agreement
	Three Months Ended March 31,
	2017	2016
Management fees	$2,552	$2,550
Expense reimbursement to the Manager	125	125
Incentive compensation	—	—
Total Management fee to affiliate	$2,677	$2,675

At March 31, 2017, Fortress, through its affiliates, and principals of Fortress, owned 5.1 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.9 million shares of the Company’s common stock (Note 11).
At both March 31, 2017 and December 31, 2016, due to affiliates was comprised of $0.9 million in management fees and expense reimbursements payable to the Manager.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

Other Affiliated Entities
In April 2006, the Company securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of the Company’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer receives, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, the Company entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At March 31, 2017, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $227.3 million and $338.4 million, respectively. The Company received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the three months ended March 31, 2017 and 2016. The Company's exposure to loss is solely limited to the carrying amount of the residual interests and retained bonds which are issued by Subprime Portfolios I and II.
In April 2010, the Company, through two of its CDOs, made a cash investment of $75.0 million in a corporate loan in the resorts industry (“the resorts-related loan”) to a portfolio company of a private equity fund managed by an affiliate of the Company’s Manager. The Company’s chairman is a director of and has an indirect ownership interest in the borrower. This investment improved the applicable CDOs’ results under some of their respective tests, and is expected to yield approximately 22.5%. The maturity of the resorts-related loan has been extended to June 2019. Interest on the loan will be accrued and deferred until maturity.
In September 2016, the Company received a $109.9 million pay down on the loan. As of March 31, 2017, the Company held on its balance sheet total investments of $64.4 million face amount of loans issued by affiliates of the Manager. The Company earned approximately $3.4 million and $8.1 million of interest on investments issued by affiliates of the Manager for the three months ended March 31, 2017 and 2016, respectively.
In each instance described above, affiliates of the Company’s Manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.
A principal of the Manager owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator market rates for the charters.

13. COMMITMENTS AND CONTINGENCIES

The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2017, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

14. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended March 31,
	2017	2016
Current:
Federal	$539	$43
State and Local	—	11
Total Current Provision	$539	$54
Deferred:
Federal	$—	$(9)
State and Local	—	(1)
Total Deferred Benefit	$—	$(10)

Total Provision for Income Taxes	$539	$44
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2017 are presented below:

	March 31, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$391	$358
Depreciation and amortization	39,039	38,598
Accrued expenses	1,764	2,885
Interest	13,234	16,503
Net operating losses	176,821	162,629
Other	2,094	2,036
Total deferred tax assets	233,343	223,009
Less valuation allowance	(153,541)	(133,192)
Net deferred tax assets	$79,802	$89,817
Deferred tax liabilities:
Leaseholds	13,529	13,681
Cancellation of debt	66,178	75,632
Other	95	504
Total deferred tax liabilities	$79,802	$89,817
Net deferred tax assets (A)	$—	$—

(A)	Recorded in receivables and other assets on the Consolidated Balance Sheets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2017
(dollars in tables in thousands, except share data)

The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2017 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

15. IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statement of Operations:

	Three Months Ended March 31,
	2017	2016
Debt securities	—	110
Valuation allowance on loans	—	2,198
Total impairment	$—	$2,308

16. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to March 31, 2017 through the issuance of these Consolidated Financial Statements.

On May 4, 2017, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2017 and ending July 31, 2017. Dividends totaling $1.4 million will be paid on July 31, 2017 to shareholders of record on May 15, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc. (and its subsidiaries, “Drive Shack Inc.” or the “Company”). The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herein, and with Part II, Item 1A. “Risk Factors.”

GENERAL
The Company is a leading owner and operator of golf-related leisure and entertainment businesses. On December 28, 2016, the Company changed its name from Newcastle Investment Corp. to Drive Shack Inc. in connection with its transformation to a leisure and entertainment company. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” We are externally managed and advised by an affiliate of Fortress Investment Group, LLC or Fortress (the “Manager”). For further information relating to our business, see “Liquidity and Capital Resources - Business Overview” below.
We conduct our business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments and (iv) corporate. Revenues attributable to each segment are disclosed below (in thousands):

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Three Months Ended March 31, 2017
Revenues and interest and investment income	$59,180	$—	$7,802	$47	$67,029

Three Months Ended March 31, 2016
Revenues and interest and investment income	$62,200	$—	$20,991	$6	$83,197

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

Traditional Golf Business

With respect to our Traditional Golf business, trends in consumer discretionary spending, as well as climate and weather patterns, have a significant impact on the markets in which we operate. Traditional Golf is subject to seasonal fluctuations caused by significant reductions in golf activities due to shorter days and colder temperatures in the first and fourth quarters of each year. Consequently, a significantly larger portion of our revenue from our Traditional Golf operations is earned in the second and third quarters of our fiscal year. In addition, severe weather patterns can also negatively impact our results of operations.

While consumer spending in the Traditional Golf industry has not grown in recent years, we believe improving economic conditions and improvements in local housing markets have helped and will continue to help drive membership growth and increase the number of golf rounds played. In addition, we believe growth in related industries, including leisure entertainment, may positively impact our Traditional Golf business.

Debt Investments

During 2016 and the first three months of 2017, both short-term and long-term interest rates remained at or near historical lows. We project short- and long-term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk.

Credit spreads also affect the value of our investments in debt securities and loans. Credit spreads decreased or “tightened” marginally during 2016 and the first three months of 2017, which had a minimal impact on the value of our portfolio. Credit spreads measure the yield relative to a specified benchmark that the market demands on securities and loans based on the credit risk of such assets. The value of our portfolio tends to increase when spreads tighten and to decrease when spreads widen. Credit spreads also affect the cost of financing, with widening spreads tending to increase the cost, and tightening spreads tending to reduce it.

The net interest spread of our portfolio of Debt Investments can be impacted by (i) the timing and extent of changes in the composition of our portfolio as a result of purchases and sales of assets or the repayment of debt, repurchase agreements and other bonds, and the incurrence of new debt, (ii) the yields on new investments, which varies depending on the credit quality of the issuer, and (iii) changes in our estimates of the yields on securities acquired at a discount for credit quality. For instance, the net interest spread of our Debt Investments increases if we sell assets with lower yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale or refinancing) that has a higher interest rate relative to other financing on our portfolio (assuming no other changes to the composition of our portfolio). Conversely, the net interest spread of our portfolio decreases if we sell assets with higher yields relative to other assets in our portfolio or repay debt (such as in connection with an asset sale) that has a lower interest rate relative to other financing on our portfolio (again, assuming no other changes to the composition of our portfolio). Management continually monitors market conditions to opportunistically effect purchases and sales of debt investments.

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

In August 2016, the Company settled on a trade to sell $14.8 million face amount of two CDO V securities for total proceeds of $9.9 million. As a result of this trade, the Company no longer has an economic interest in CDO V.

On March 31, 2016, the Company sold $11.0 million face amount of NCT 2013-VI Class I-MM-2. As a result of this sale, the Company was no longer deemed to be the primary beneficiary and deconsolidated CDO VI.

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

See Note 10 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for information regarding the fair value of our investments, and respective estimation methodologies as of March 31, 2017.

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

As of March 31, 2017, we had $326.9 million carrying value of Level 2 assets.

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

For securities valued with internal models, which have an aggregate fair value of $2.0 million as of March 31, 2017, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

ABS - Non-Agency RMBS
Outstanding face amount	$4,000

Fair value	$2,032

Effect on fair value with 10% unfavorable change in:
Discount rate	$(158)

A 10% unfavorable change in prepayment rate, default rate and loss severity have no impact on the ABS - Non-Agency RMBS fair value.

Impairment of Securities and Other Investments

We must also assess whether unrealized losses on securities, if any, reflect a decline in value which is other-than-temporary and, if so, write the impaired security down to its fair value through earnings. A decline in value is deemed to be other-than-temporary if (i) it is probable that we will be unable to collect all amounts due according to the contractual terms of a security which was not impaired at acquisition (there is an expected credit loss), or (ii) if we have the intent to sell a security in an unrealized loss position or it is more likely than not we will be required to sell a security in an unrealized loss position prior to its anticipated recovery (if any). For the purposes of performing this analysis, we assume the anticipated recovery period is until the respective security’s expected maturity. For certain securities which represent beneficial interests in securitized financial assets, an other-than-temporary impairment also will be deemed to have occurred whenever there is a probable adverse change in the timing or amounts of previously projected estimated cash flows.

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

We generally do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of March 31, 2017, we had no securities that had been downgraded during the three months ended March 31, 2017. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Valuation of Derivatives

Our derivative instruments are carried at fair value which is based on counterparty quotations and pricing services. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements. To the extent they qualify as cash flow hedges, net unrealized gains or losses are reported as a component of accumulated other comprehensive income; otherwise, the net unrealized gains and losses are reported currently in other income. To the extent they qualify as fair value hedges, net unrealized gains or losses on both the derivative and the related portion of the hedged item are reported currently in income. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability, the effectiveness of our hedging strategies and the extent to which a forecasted hedged transaction remains probable of occurring, could result in a significant increase or decrease in our earnings.

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

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value determined on either an individual method basis, or in the aggregate for pools of similar loans. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale, except when a pay down or sale has happened in the period. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 5 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements.”

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

Impairment of Investments in Real Estate

Real estate and long-lived assets are tested for potential impairment when changes in circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated is less than the carrying value of an asset. The impairment is measured as the difference between the carrying value and the fair value. Significant judgment is required both in determining impairment and in estimating the fair value. We may use assumptions and estimates derived from a review of our operating results, business projections, expected growth rates, discount rates, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in these assumptions and estimates are outside the control of management, and can change in future periods.

Impairment of Intangible Assets

We assess the potential impairment of our intangible assets with indefinite lives on an annual basis, or if an event occurs or circumstances change between annual tests that indicate that it is more likely than not that the asset is impaired. We perform our impairment test by comparing the fair value of the intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

We assess the potential impairment of our definite-lived intangible assets when changes in circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. The assessment of recoverability is based on comparing management’s estimates of the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends.

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

Recent Accounting Pronouncements

See Note 2 to Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$46,296	$48,597	$(2,301)	(4.7)%
Sales of food and beverages	12,845	13,561	(716)	(5.3)%
Total revenues	59,141	62,158	(3,017)	(4.9)%
Operating costs
Operating expenses	54,431	58,219	(3,788)	(6.5)%
Cost of sales - food and beverages	4,032	4,597	(565)	(12.3)%
General and administrative expense	3,565	2,937	628	21.4%
Management fee to affiliate	2,677	2,675	2	0.1%
Depreciation and amortization	5,793	6,031	(238)	(3.9)%
Impairment	—	2,308	(2,308)	(100.0)%
Realized/unrealized loss on investments	3,389	2,007	1,382	68.9%
Total operating costs	73,887	78,774	(4,887)	(6.2)%
Operating loss	(14,746)	(16,616)	1,870	11.3%

Other income (expenses)
Interest and investment income	7,888	21,039	(13,151)	(62.5)%
Interest expense	(5,434)	(13,534)	(8,100)	(59.8)%
Gain on deconsolidation	—	82,130	(82,130)	(100.0)%
Other (loss) income, net	(123)	320	(443)	(138.4)%
Total other income (expenses)	2,331	89,955	(87,624)	(97.4)%

(Loss) income before income tax	$(12,415)	$73,339	$(85,754)	(116.9)%

Revenues from Golf Course Operations

Revenues from golf course operations decreased by $2.3 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to: (i) a $2.1 million decrease in green fee and cart rental revenue as a result of unfavorable weather conditions, especially in California and (ii) a $1.7 million decrease from lease terminations in 2016, partially offset by (iii) a $0.8 million increase due to additional initiation fees from new member sales and higher membership rates and (iv) a $0.7 million increase in net driving range revenues at public golf properties as a result of the continued growth of The Players Club program.

Sales of Food and Beverages

Sales of food and beverages decreased by $0.7 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to: (i) a $1.1 million decrease in property dining as a result of unfavorable weather conditions, especially in California and (ii) a $0.4 million decrease from lease terminations in 2016, partially offset by (iii) a $0.8 million increase in private events.

Operating Expenses

Operating expenses decreased by $3.8 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to: (i) a $2.5 million decrease from lease terminations in 2016, (ii) a $0.7 million decrease in utilities from lower water usage as a result of unfavorable weather conditions, especially in California, (iii) a $0.4 million cost savings in rent, and (iv) a $0.2 million decrease in equipment lease costs due to fewer operating leases.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $0.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to: (i) a $0.5 million decrease due to lower food sales as a result of unfavorable weather conditions, especially in California and (ii) a $0.1 million decrease from lease terminations in 2016.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense increased by $0.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to a $1.0 million increase as a result of the build out of the Entertainment Golf business, offset by a $0.4 million decrease in legal and accounting fees.

Management Fee to Affiliate

There was no significant change in management fee to affiliate during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Depreciation and Amortization

There was no significant change in depreciation and amortization during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Impairment

There was no impairment recognized in the three months ended March 31, 2017. The impairment of $2.3 million during the three months ended March 31, 2016 is primarily due to impairment recognized on a real estate loan.

Realized/Unrealized Loss on Investments

Realized/unrealized loss on investments increased by $1.4 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. During the three months ended March 31, 2017, we recorded a realized loss of $2.8 million on the sale of Agency RMBS, an unrealized loss of $2.5 million on the mark-to-market on the value of derivatives, an unrealized loss of $0.6 million on the mark-to-market of Agency RMBS, offset by a realized gain of $2.5 million on the settlement of derivatives. During the three months ended March 31, 2016, we recorded a $7.6 million loss on the settlement of derivatives and an unrealized loss of $0.3 million on the mark-to-market of Agency RMBS, offset by a $5.9 million gain on the sale of Agency RMBS.

Interest and Investment Income

Interest income decreased by $13.2 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to: (i) a $1.1 million decrease as a result of the deconsolidation of CDO VI in the first quarter of 2016, (ii) a $4.6 million decrease of paid in kind ("PIK") interest earned on a corporate loan as a result of a pay down in the third quarter of 2016, (iii) an $8.6 million decrease related to our subprime mortgage loan call option, which was sold in the fourth quarter of 2016, and (iv) a $0.5 million decrease related to a real estate related loan, which was sold in the second quarter of 2016. These were offset by a $1.6 million increase as a result of higher face amount of Agency RMBS held in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Interest Expense

Interest expense decreased by $8.1 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to: (i) a $8.6 million decrease related to our subprime mortgage loan call option which was sold in the fourth quarter of 2016, (ii) a $0.5 million decrease as a result of the deconsolidation of CDO VI in the first quarter of 2016, and (iii) a $0.6 million decrease as a result of a lower weighted average coupon on the junior subordinated notes payable. These were offset by: (i) a $1.0 million increase due to the financings related to our Traditional Golf business and (ii) a $0.6 million increase due to higher financing costs and borrowing amounts incurred on repurchase agreements on the Agency RMBS.

Gain on Deconsolidation

There were no deconsolidations during the three months ended March 31, 2017. The gain on deconsolidation of $82.1 million during the three months ended March 31, 2016 is related to the deconsolidation of CDO VI.

Other (Loss) Income, Net

Other (loss) income, net decreased by $0.4 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to $0.3 million decrease related to lease disposition costs incurred in 2017 for leases exited in 2016 and $0.1 million decrease in collateral management fees received.

Traditional Golf Segment Results

Comparison of Golf Results of Operations for the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$46,296	$48,597	$(2,301)	(4.7)%
Sales of food and beverages	12,845	13,561	(716)	(5.3)%
Total revenues	59,141	62,158	(3,017)	(4.9)%
Operating costs
Operating expenses	54,431	58,219	(3,788)	(6.5)%
Cost of sales - food and beverages	4,032	4,597	(565)	(12.3)%
General and administrative expense	976	965	11	1.1%
Depreciation and amortization	5,793	6,031	(238)	(3.9)%
Realized/unrealized loss on investments	120	1	119	N.M.
Total operating costs	65,352	69,813	(4,461)	(6.4)%
Operating loss	(6,211)	(7,655)	1,444	(18.9)%

Other income (expenses)			—
Interest and investment income	39	42	(3)	(7.1)%
Interest expense	(3,817)	(2,665)	1,152	43.2%
Other loss, net	(624)	(283)	341	120.5%
Total other income (expenses)	(4,402)	(2,906)	(1,496)	(51.5)%

Loss before income tax	$(10,613)	$(10,561)	$(52)	(0.5)%
N.M. - Not meaningful

Revenues from Golf Course Operations
Revenues from golf course operations decreased by $2.3 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to: (i) a $2.1 million decrease in green fee and cart rental revenue as a result of unfavorable weather conditions, especially in California and (ii) a $1.7 million decrease from lease terminations in 2016, partially offset by (iii) a $0.8 million increase due to additional initiation fees from new member sales and higher membership rates and (iv) a $0.7 million increase in net driving range revenues at public golf properties as a result of the continued growth of The Players Club program.

Sales of Food and Beverages

Sales of food and beverages decreased by $0.7 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to: (i) a $1.1 million decrease in property dining as a result of unfavorable weather conditions, especially in California and (ii) a $0.4 million decrease from lease terminations in 2016, partially offset by (iii) a $0.8 million increase in private events.

Operating Expenses
Operating expenses decreased by $3.8 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to: (i) a $2.5 million decrease from lease terminations in 2016, (ii) a $0.7 million decrease in utilities from lower water usage as a result of unfavorable weather conditions, especially in California, (iii) a $0.4 million cost savings in rent, and (iv) a $0.2 million decrease in equipment lease costs due to fewer operating leases.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $0.6 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to (i) a $0.5 million decrease due to lower food sales as a result of unfavorable weather conditions, especially in California and (ii) a $0.1 million decrease from lease terminations in 2016.

General and Administrative Expense (including Acquisition and Transaction Expense)
There was no significant change in general and administrative expense during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Depreciation and Amortization

There was no significant change in depreciation and amortization during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Realized/Unrealized Loss on Investments

There was no significant change in realized/unrealized loss on investments during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interest and Investment Income
There was no significant change in interest income during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Interest Expense

Interest expense increased by $1.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to: (i) a $2.0 million increase related to the golf refinancing obtained in June 2016, (ii) a $0.2 million increase in membership deposit liability interest accretion due to more members and (iii) a $0.1 million increase due to additional capital leases, partially offset by (iv) a $1.1 million decrease related to the golf repurchase agreement exited in June 2016.

Other Loss, Net

Other loss, net increased by $0.3 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to lease disposition costs incurred in 2017 for leases exited in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund capital for our Traditional and Entertainment Golf businesses and other general business needs.

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
These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as Part II, Item 1A. “Risk Factors.” If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

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

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf related real estate and operations. The Company has paid preferred dividends of $1.4 million thus far in fiscal year 2017, and our board of directors elected not to pay a common stock dividend in the first quarter of 2017 to retain capital for growth. For the three months ended March 31, 2017, the Company reported net cash used in operating activities of $9.4 million, net cash provided by investing activities of $295.8 million, net cash used in financing activities of $299.5 million and cash and cash equivalents of $127.0 million as of

March 31, 2017. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of March 31, 2017, we had $127.0 million of available cash, including $7.8 million of working capital for the Traditional Golf business. On February 27, 2017, we declared quarterly preferred dividends of $1.4 million which were paid on April 28, 2017.

Certain details regarding our liquidity, current financings and capital obligations as of April 26, 2017 are set forth below:

•
Margin Exposure and Recourse Financings – We have margin exposure on $311.3 million repurchase agreements related to the financing of FNMA/FHLMC securities. See Note 8 to Part I, Item 1. “Financial Statements” for additional information.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	April 26, 2017	March 31, 2017	December 31, 2016
FNMA/FHLMC securities	$311,274	$310,630	$600,964

Our liquidity, available capital resources and capital obligations could change rapidly due to a variety of factors, many of which are beyond our control. Set forth below is a discussion of some of the factors that could impact our liquidity, available capital resources and capital obligations.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

•	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;

•	As described above, under “– Update on Liquidity, Capital Resources and Capital Obligations,” we are subject to margin calls in connection with our repurchase agreements;

•	As described above, under “- Sources of Liquidity and Uses of Capital,” we may be subject to capital obligations associated with our Traditional and Entertainment Golf businesses;

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

Business Overview

Traditional Golf | American Golf
American Golf is one of the largest owners and operators of golf properties in the United States. As of March 31, 2017, we owned, leased or managed 78 properties across 13 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 50,000 members, who played over 750,000 rounds at our properties in the first quarter of 2017.
American Golf was acquired by the Company in December 2013, when the Company restructured an existing mezzanine debt investment related to NGP Realty Sub, L.P. and American Golf Corporation (together, “American Golf”). As part of the restructuring, Drive Shack Inc. acquired the equity of American Golf’s indirect parent, AGC Mezzanine Pledge LLC.
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
The following summarizes the American Golf properties and golf holes as of March 31, 2017:

Entertainment Golf | Drive Shack
Drive Shack is an entertainment company that combines golf, competition, dining and fun. Drive Shack plans to open a chain of next-generation entertainment golf venues across the United States and internationally, with each venue featuring multiple stories of hitting suites where friends, family, co-workers or complete strangers may compete in a technologically-enhanced golf games. Consumers who are seeking a good time, but not looking to participate in the game, would be able to spectate from one of Drive Shack’s restaurant or lounge areas. Drive Shack is developing its inaugural venue in Orlando, Florida.

•	Debt Investments | Loans & Securities
The Company historically invested in loans and securities. As the Company continues to transform to a leisure and entertainment company, under the name Drive Shack, management is working to optimize and monetize the loans and securities owned through pay downs and sales.
As of March 31, 2017, our debt investment portfolio consists primarily of agency Fannie Mae/Freddie Mac (“FNMA/FHLMC”) securities and our investment in a resorts-related loan as described below.
As of March 31, 2017, we hold one Agency FNMA/FHLMC fixed rate security with a carrying value of $326.9 million. See Note 4 for additional information about our agency FNMA/FHLMC securities.
In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new loan to Intrawest Cayman L.P. and its subsidiaries (“Intrawest”), which is a portfolio company of private equity funds managed by an affiliate of our Manager. In addition, Mr. Wesley R. Edens is Chairman of our board of directors and a director of Intrawest, and has an indirect ownership interest in Intrawest. Interest on the loan is accrued and deferred until maturity in 2019. In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.50%.  On September 23, 2016, Drive Shack Inc. received a $109.9 million pay down on this loan. The face amount of the loan was $64.4 million as of March 31, 2017. Interest accrued on the loan accounts for a significant portion of our interest income and Core Earnings. We could be adversely affected if we are unable to recover our investment in the loan.

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 8 to our Consolidated Financial Statements included herein, existing at March 31, 2017 (gross of $2.8 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2017 through December 31, 2017	$2,811	$310,630	$313,441
2018	3,959	—	3,959
2019	106,078	—	106,078
2020	3,034	—	3,034
2021	1,619	—	1,619
2022	171	—	171
Thereafter	200	51,004	51,204
Total	$117,872	$361,634	$479,506

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

The financing of our Traditional Golf business contain various customary loan covenants, including certain coverage ratios. We were in compliance with all of the covenants as of March 31, 2017. In addition, as of March 31, 2017, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities. All of the repurchase agreements have full recourse to the Company.

		Three Months Ended March 31, 2017
	Outstanding Face Amount at March 31, 2017	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$310,630	$537,888	$600,964	0.90%

The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC repurchase agreements was 4% as of March 31, 2017.

Equity

Common Stock

At March 31, 2017, we had 66,842,378 shares of common stock outstanding.

See Note 11 to Part I, Item 1. “Financial Statements” for information on our outstanding options as of March 31, 2017.

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2017	January 2017	$0.609	$0.503	$0.523
April 30, 2017	April 2017	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income

During the three months ended March 31, 2017, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2016	$1,168
Net unrealized gain on available-for-sale securities	47
Accumulated other comprehensive income, March 31, 2017	$1,215

Our GAAP equity changes as our real estate securities portfolio and derivatives are marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates. Net unrealized gains on our real estate securities decreased during the three months ended March 31, 2017 in accumulated other comprehensive income primarily as a result of unrealized losses on our fixed rate Agency RMBS caused by rising interest rates. These were partially offset by net losses realized in earnings that were primarily driven by the reclassification of unrealized losses into earnings on Agency RMBS due to the Company’s intent to sell these securities.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash used in operating activities was $9.4 million for the three months ended March 31, 2016 and $9.4 million for the three months ended March 31, 2017. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦	$1.8 million in our Traditional Golf business primarily due to savings in as a result of the termination of certain leased golf properties in 2016;

◦
$1.1 million from our Debt Investment business primarily due to an increase of $1.4 million of net interest received on our agency RMBS portfolio, offset by a decrease of $0.3 million on lower collateral management fees received for the three months ended March 31, 2017 compared to the three months ended March 31, 2016; and

◦
$0.6 million due to savings in interest paid as a result of lower interest rates associated with our junior subordinated notes payable for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

•	Operating cash flows decreased by:

◦
$3.6 million from our general and administrative costs paid primarily due to $2.1 million of additional costs for Entertainment Golf and $1.5 million for other corporate activities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Investing Activities

Investing activities provided $295.8 million and used $6.8 million during the three months ended March 31, 2017 and 2016, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Traditional Golf properties, Entertainment Golf venues and real estate securities and payments for settlement of derivatives. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities and settlement of derivatives.

Financing Activities

Financing activities used $299.5 million and provided $2.6 million during the three months ended March 31, 2017 and 2016, respectively. Proceeds of cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate, Credit and Spread Risk

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of March 31, 2017, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

•	In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.

We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, as described above. A subsidiary of ours gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of the Company.

In each case, our exposure to loss is limited to the carrying value of our investment. See Note 12 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for additional information.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2017, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2016, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition, we had the following material contractual obligations that we executed during the three months ended March 31, 2017.

•
In October 2016, American Golf entered into an agreement to lease office space in El Segundo, California to serve as its new corporate headquarters. The lease commenced in February 2017 and expires in May 2022 with an option to extend to May 2027.

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

Core Earnings

The following primary variables impact our operating performance: (i) the current yield earned on our investments that are not included in non-recourse financing structures (i.e., unlevered investments, including investments in equity method investees and investments subject to recourse debt), (ii) the net yield we earn from our non-recourse financing structures, (iii) the interest expense and dividends incurred under our recourse debt and preferred stock, (iv) the net operating income on our real estate and golf investments, (v) our operating expenses and (vi) our realized and unrealized gains or losses, net of related provision for income taxes, including any impairment, on our investments, derivatives and debt obligations. Core earnings is a non-GAAP measure of our operating performance excluding the sixth variable listed above. Core earnings also excludes depreciation and amortization charges, including the accretion of membership deposit liabilities and the impact of the application of acquisition accounting, acquisition and spin-off related expenses and restructuring expenses. Core earnings is used by management to evaluate our performance without taking into account gains and losses, net of related provision for income taxes, which, although they represent a part of our recurring operations, are subject to significant variability and are only a potential indicator of future performance. These adjustments to our (loss) income applicable to common stockholders are not indicative of the performance of the assets that form the core of our activity.

Management utilizes core earnings as a measure in its decision-making process relating to the underlying fundamental operations of our investments, as well as the allocation of resources between those investments, and management also relies on core earnings as an indicator of the results of such decisions. As such, core earnings is not intended to reflect all of our activity and should be considered as only one of the factors in assessing our performance, along with GAAP net (loss) income, which is inclusive of all of our activities. Management also believes that the exclusion from core earnings of the items specified above allows investors and analysts to readily identify and track the operating performance of the assets that form the core of our activity, assists in comparing the core operating results between periods, and enables investors to evaluate our current core performance using the same measure that management uses to operate the business.

Core earnings does not represent an alternative to net (loss) income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of our liquidity, and is not indicative of cash available to fund cash needs. For a further description of the differences between cash flows provided by operations and net (loss) income, see “ – Liquidity and Capital Resources” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited.

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended March 31,
	2017	2016
(Loss) income applicable to common stockholders	$(14,349)	$72,024
Add (Deduct):
Impairment	—	2,308
Realized/unrealized (gain) loss on investments	3,389	2,007
Other loss (income)(A)	502	(82,079)
Depreciation and amortization(B)	8,407	8,665
Acquisition, transaction, restructuring and spin-off related expenses(C)	1,662	491
Core earnings	$(389)	$3,416

(A)	Other income reconciliation:

	Three Months Ended March 31,
	2017	2016
Total other (loss) income	$2,331	$89,955
Add (deduct):
Equity in earnings from equity method investees	(379)	(371)
Interest and investment income	(7,888)	(21,039)
Interest expense	5,434	13,534
Other (loss) income	$(502)	$82,079

(B)
Including accretion of membership deposit liabilities of $1.6 million and $1.4 million and amortization of favorable and unfavorable leasehold intangibles of $1.0 million and $1.2 million in the three months ended March 31, 2017 and 2016, respectively. The accretion of membership deposit liabilities was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses.

(C)
Including acquisition and transaction expenses of $1.7 million and $0.2 million and restructuring expenses of less than $0.1 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively. The acquisition and transaction costs were recorded to general and administrative expense and restructuring expenses were recorded to operating expenses.

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

As of March 31, 2017, a 100 basis point increase in short-term interest rates would decrease our earnings by approximately $0.5 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of March 31, 2017, a 100 basis point change in short-term interest rates would impact our net book value by approximately $0.3 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of March 31, 2017, a 25 basis point movement in credit spreads would impact our net book value by approximately $0.1 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Interest Rate and Credit Spread Risk Sensitive Instruments and Fair Value

Our holdings of such financial instruments, and their fair values and the estimation methodology thereof, are detailed in Note 10 to Part I, Item 1. “Financial Statements.” For information regarding the impact of prepayment, reinvestment, and expected loss factors on the timing of realization of our investments, please refer to the Consolidated Financial Statements included herein and in our Annual Report on Form 10-K for the year ended December 31, 2016. For information regarding the impact of changes in these factors on the value of securities valued with internal models, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies.”

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

Our golf business is subject to various risks that may not apply to our other investments. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect the income generated by our facilities. The maintenance of satisfactory turf grass conditions on our golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of golf facilities in states (such as California, Georgia, New York and Texas) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our Traditional Golf business. See “-We may not be able to retain members and attract golf rounds played, which could harm our business, financial condition and results of operations” and “-Economic recessions or downturns could negatively affect our business, financial condition and results of operations.”

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our properties in any of these areas could harm our results of operations.

As of March 31, 2017, we operated multiple golf properties in several metropolitan areas, including 31 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

We operate in a highly competitive industry, and compete primarily on the basis of reputation, featured facilities, location, quality and breadth of member product offerings and price. As a result, competition for market share in the industry in which we compete is significant. In order to succeed, we must take market share from local and regional competitors and sustain our membership base in the face of increasing recreational alternatives available to our existing and prospective members. Our properties compete on a local and regional level with restaurants and other business, dining and social clubs. The number and variety of competitors in this business varies based on the location and setting of each facility, with some situated in intensely competitive upscale urban areas characterized by frequent innovations in the products and services offered by competing restaurants and other business, dining and social clubs. In addition, in most regions, these businesses are in constant flux as new restaurants and other social and meeting venues open or expand their amenities. As a result of these characteristics, the supply in a given region often exceeds the demand for such facilities, and any increase in the number or quality of restaurants and other social and meeting venues, or the products and services they provide, in such region could significantly impact the ability of our properties to attract and retain members, which could harm our business and results of operations.

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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property, including a golf property, if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. For example, we may suffer losses from acts of terrorism that are not covered by insurance.

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

We are also subject to the American with Disabilities Act (the “ADA”) which, among other things, may require certain renovations to our facilities to comply with access and use requirements. A determination that we are not in compliance with the ADA or any other similar law or regulation could result in the imposition of fines or an award of damages to private litigants. While we believe we are operating in substantial compliance, and will continue to remove architectural barriers in our facilities when readily achievable, in accordance with current applicable laws and regulations, there can be no assurance that our expenses for compliance with these laws and regulations will not increase significantly and harm our business, financial condition and results of operations.

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

Our operating costs may be affected by the cost of complying with existing or future environmental laws, ordinances and regulations with respect to the properties (or loans secured by such properties) or by environmental problems that materially impair the value of such properties. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate properly, may adversely affect the owner’s ability to borrow using such real property as collateral. Certain environmental laws and common law principles could be used to impose liability for releases of hazardous materials, including asbestos-containing materials, into the environment, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials or other hazardous materials. Environmental laws may also impose restrictions on the manner in which a property may be used or transferred or in which businesses it may be operated, and these restrictions may require expenditures. In connection with the direct or indirect ownership and operation of properties, we may be potentially liable for any such costs. The cost of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could adversely affect our results of operations and financial condition.

Our growth strategy depends on our ability to develop and open new entertainment venues and operate them profitably.
A key element of our growth strategy is to develop and open entertainment golf venues. We have identified a number of locations for potential future entertainment golf venues. Our ability to develop and open these venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including but not limited to our ability to:

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Borrowers may be less able to pay principal and interest on our loans, and the loans underlying our securities, if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio, as well as our ability to sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. For more information on the impact of market conditions on our business and results of operations generally, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Considerations.”

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

Certain information relating to our members and guests, including personally identifiable information and credit card numbers, is collected and maintained by us, or by third-parties that do business with us or facilitate our business activities. This information is maintained for a period of time for various business purposes, including maintaining records of member preferences to enhance our customer service and for billing, marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our members and our employees expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding. Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our members and guests and market our properties and services.

To date we have not experienced any material losses relating to cyber-attacks, computer viruses or other systems or infrastructure failures. While we have cyber security procedures in place, given the evolving nature of these threats, there can be no assurance that we will not suffer material losses in the future due to cyber-attacks or other systems or infrastructure failures. The theft, loss, misappropriation, fraudulent or unlawful use of customer, employee or company data, including in connection with one or more cyber-attacks on us or one of our third-party providers, could harm our reputation, result in loss of members or business disruption or result in remedial and other costs, fines or lawsuits. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third-parties engaged by us) could result in fines or restrictions on our use or transfer of data. Any of these matters could adversely affect our business, financial condition or results of operations.

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

Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of March 31, 2017, we had $310.6 million outstanding face amount under repurchase agreement financings. These repurchase agreement obligations are with one counterparty.

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

In the ordinary course of our business, we enter into various types of financing arrangements with counterparties. Currently, the majority of our financing arrangements take the form of repurchase agreements, loans and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight.

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as a Traditional Golf business (which we acquired in December 2013), excess mortgage servicing rights (“Excess MSRs”) (which we spun-off in May 2013), media assets (which we spun-off in February 2014) and senior housing properties (which we spun-off in November 2014). Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), or federal tax law. See “-Risks Related to Our Tax Status and the 1940 Act.”

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,842,378 shares or our common stock outstanding as of April 26, 2017. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

2.2 †
Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.2, filed on November 5, 2014).

3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.1, filed on December 8, 2016).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).

3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.4, filed on December 8, 2016).

4.1
Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

4.2
Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

4.3
Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).

4.4
Tax Benefits Preservation Plan, dated as of December 7, 2016, between Newcastle Investment Corp. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on December 8, 2016.)

10.1
Amended and Restated Management and Advisory Agreement by and among the Registrant and FIG LLC, dated January 1, 2017 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.1, filed on March 2, 2017).

10.2
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

10.3
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

10.4
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.5	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2016).

Exhibit Number	Exhibit Description

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

10.9	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

DRIVE SHACK INC.

By:	/s/ Sarah L. Watterson
Sarah L. Watterson
Chief Executive Officer and President

May 5, 2017

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer

May 5, 2017