Form 10-Q
period 2017-06-30
Drive Shack Inc.
filed 2017-08-03
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Common stock, $0.01 par value per share: 66,932,744 shares outstanding as of July 26, 2017.

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

DRIVE SHACK INC.
FORM 10-Q

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Real estate securities, available-for-sale	$2,114	$1,950
Real estate securities, available-for-sale - pledged as collateral	319,184	627,304
Real estate related and other loans, held-for-sale, net	62,708	55,612
Investments in real estate, net of accumulated depreciation	218,668	217,611
Intangibles, net of accumulated amortization	61,341	65,112
Other investments	20,019	19,256
Cash and cash equivalents	118,030	140,140
Restricted cash	5,338	6,404
Receivables from brokers, dealers and clearing organizations	—	552
Receivables and other assets	41,041	38,017
Total Assets	$848,443	$1,171,958

Liabilities and Equity
Liabilities
Repurchase agreements	307,689	600,964
Credit facilities and obligations under capital leases	116,131	115,284
Junior subordinated notes payable	51,212	51,217
Dividends payable	930	8,949
Membership deposit liabilities	92,129	89,040
Accounts payable, accrued expenses and other liabilities	81,092	88,437
Total Liabilities	$649,183	$953,891

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2017 and December 31, 2016	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,932,744 and 66,824,304 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	669	668
Additional paid-in capital	3,173,095	3,172,720
Accumulated deficit	(3,038,522)	(3,018,072)
Accumulated other comprehensive income	2,435	1,168
Total Equity	$199,260	$218,067

Total Liabilities and Equity	$848,443	$1,171,958

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Golf course operations	$60,639	$62,872	$106,935	$111,469
Sales of food and beverages	20,721	21,612	33,566	35,173
Total revenues	81,360	84,484	140,501	146,642

Operating costs
Operating expenses	65,914	68,200	120,345	126,419
Cost of sales - food and beverages	6,009	6,516	10,041	11,113
General and administrative expense	3,222	3,723	6,787	6,660
Management fee to affiliate	2,677	2,676	5,354	5,351
Depreciation and amortization	5,972	6,484	11,765	12,515
Impairment	32	645	32	2,953
Realized and unrealized loss on investments	3,287	1,462	6,676	3,469
Total operating costs	87,113	89,706	161,000	168,480
Operating loss	(5,753)	(5,222)	(20,499)	(21,838)

Other income (expenses)
Interest and investment income	6,395	20,421	14,283	41,460
Interest expense	(5,131)	(12,417)	(10,565)	(25,951)
Gain on deconsolidation	—	—	—	82,130
Other income, net	293	514	170	834
Total other income (expenses)	1,557	8,518	3,888	98,473
(Loss) Income before income tax	(4,196)	3,296	(16,611)	76,635
Income tax expense	510	138	1,049	182
Net (Loss) Income	(4,706)	3,158	(17,660)	76,453
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Net (income) loss attributable to noncontrolling interest	—	(112)	—	12
(Loss) Income Applicable to Common Stockholders	$(6,101)	$1,651	$(20,450)	$73,675

(Loss) Income Applicable to Common Stock, per share
Basic	$(0.09)	$0.02	$(0.31)	$1.11
Diluted	$(0.09)	$0.02	$(0.31)	$1.07

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,874,155	66,681,248	66,858,155	66,667,923
Diluted	66,874,155	68,899,515	66,858,155	68,592,206
Dividends Declared per Share of Common Stock	$—	$—	$—	$0.12

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(4,706)	$3,158	$(17,660)	$76,453
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	1,220	2,501	1,267	7,802
Reclassification of net realized gain on securities into earnings	—	(2,563)	—	(8,426)
Reclassification of net realized gain on deconsolidation of CDO VI	—	—	—	(20,682)
Reclassification of net realized gain on derivatives designated as cash flow hedges into earnings	—	—	—	(20)
Other comprehensive income (loss)	1,220	(62)	1,267	(21,326)
Total comprehensive (loss) income	$(3,486)	$3,096	$(16,393)	$55,127
Comprehensive (loss) income attributable to Drive Shack Inc. stockholders’ equity	$(3,486)	$2,984	$(16,393)	$55,139
Comprehensive income (loss) attributable to noncontrolling interest	$—	$112	$—	$(12)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Equity (Deficit)
Equity (deficit) - December 31, 2016	2,463,321	$61,583	66,824,304	$668	$3,172,720	$(3,018,072)	$1,168	$218,067

Dividends declared	—	—	—	—	—	(2,790)	—	(2,790)

Issuance of common stock (directors)	—	—	108,440	1	375	—	—	376

Comprehensive income (loss)

Net loss	—	—	—	—	—	(17,660)	—	(17,660)

Other comprehensive income	—	—	—	—	—	—	1,267	1,267

Total comprehensive loss								(16,393)

Equity (deficit) - June 30, 2017	2,463,321	$61,583	66,932,744	$669	$3,173,095	$(3,038,522)	$2,435	$199,260

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(17,660)	$76,453
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,765	12,515
Amortization of discount and premium	1,176	1,233
Other amortization	5,250	5,179
Net interest income on investments accrued to principal balance	(7,096)	(16,458)
Amortization of revenue on golf membership deposit liabilities	(621)	(401)
Amortization of prepaid golf membership dues	(13,208)	(13,181)
Non-cash directors’ compensation	375	249
Valuation allowance on loans	32	2,843
Other-than-temporary impairment on securities	—	110
Equity in earnings from equity method investments, net of distributions	(762)	(745)
Gain on deconsolidation	—	(82,130)
Loss on settlement of investments, net	7,384	1,400
Unrealized loss on securities, intent-to-sell	558	—
Unrealized (gain) loss on non-hedge derivatives	(1,114)	1,957
Loss on extinguishment of debt	182	380
Change in:
Restricted cash	1,067	(2,214)
Receivables and other assets	(2,072)	(3,852)
Accounts payable, accrued expenses and other liabilities	4,450	5,183
Net cash used in operating activities	(10,294)	(11,479)
Cash Flows From Investing Activities
Principal repayments from investments	19,376	12,268
Purchase of real estate securities	—	(745,196)
Proceeds from sale of investments	286,751	745,865
Net payments for settlement of TBAs	(4,441)	(9,945)
Acquisition and additions of investments in real estate	(7,752)	(6,540)
Funds reserved for capital expenditures	—	(230)
Deposits paid on investments	(147)	—
Net cash provided by (used in) investing activities	293,787	(3,778)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,651	832,174
Repayments of debt obligations	(296,748)	(790,369)
Margin deposits under repurchase agreements and derivatives	(73,735)	(18,695)
Return of margin deposits under repurchase agreements and derivatives	72,653	19,753
Golf membership deposits received	1,733	1,948
Common stock dividends paid	(8,019)	(15,998)
Preferred stock dividends paid	(2,790)	(2,790)
Payment of deferred financing costs	(22)	(3,654)
Other financing activities	(326)	(502)
Net cash (used in) provided by financing activities	(305,603)	21,867
Net (Decrease) Increase in Cash and Cash Equivalents	(22,110)	6,610
Cash and Cash Equivalents, Beginning of Period	140,140	45,651
Cash and Cash Equivalents, End of Period	$118,030	$52,261

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$—
Financing costs accrued but not paid	$—	$616
Additions to capital lease assets and liabilities	$2,149	$4,731
Additions to investment in real estate and accounts payable	$1,870	$—
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
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
The Company’s Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of June 30, 2017, the Company owned, leased or managed 77 properties across 13 states. Additionally, the Company plans to open a chain of next-generation Entertainment Golf venues across the United States and internationally which combine golf, competition, dining and fun. The Company plans to monetize the remaining loans and securities in its Debt Investments segment as part of the transformation to a leisure and entertainment company.
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

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In connection with the Company’s continued transformation from a financial services company to a leisure and entertainment company, including the announcement of the new management team in September 2016, the revocation of its REIT election effective January 1, 2017, as well as the monetization and planned exit of our real estate related debt positions, the Company’s Consolidated Statements of Operations have been changed to reflect an operating company presentation. We have reclassified driving range revenue, including the monthly membership program offered at most of our public properties (“The Players Club’’) and miscellaneous revenue associated with operations from “Other revenue” to “Golf course operations.” We have reclassified expenses associated with the cost of merchandise sold from “Cost of sales - golf” to “Operating expenses.” We have added “Loan and security servicing expense” to “General and administrative expense.” The gains and losses associated with derivative instruments have been reclassified from “Other income (loss), net” to “Realized and unrealized (gain) loss on investments” to include balances as part of our operating income (loss). The Company did not make changes to its Consolidated Balance Sheets given the carrying value of the real estate related investments, including agency Fannie Mae/Freddie Mac (“FNMA/FHLMC’’) securities, held by the Company still represents a significant amount on the Company's Consolidated Balance Sheets at June 30, 2017.

As of June 30, 2017, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

REVENUE RECOGNITION

Golf Course Operations — Revenue from green fees, cart rentals, merchandise sales and other operating activities (consisting primarily of range income, banquets and club amenities) are generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenue and recognized as revenue ratably over the appropriate period, which is generally twelve months or less. The membership dues are generally structured to cover the club operating costs and membership services.
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
Realized and Unrealized Loss on Investments and Other Income, Net — These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Gain) on settlement of real estate securities	$—	$(2,563)	$—	$(8,480)
Loss on settlement of real estate securities	—	—	2,803	—
Unrealized loss on securities, intent-to-sell	—	—	558	—
(Gain) loss on settlement of loans held-for-sale	(12)	—	(12)	47
Realized loss on settlement of TBAs, net	6,915	2,409	4,441	9,945
Unrealized (gain) loss on non-hedge derivative instruments	(3,616)	1,616	(1,114)	1,957
Realized and unrealized loss on investments	$3,287	$1,462	$6,676	$3,469

Loss on lease modifications and terminations	$(2)	$(17)	$(160)	$(77)
Loss on extinguishment of debt, net	(36)	(148)	(182)	(380)
Collateral management fee income, net	126	130	248	362
Equity in earnings of equity method investees	383	374	762	745
Gain on disposal of long-lived assets	—	30	26	24
Other (loss) income	(178)	145	(524)	160
Other income, net	$293	$514	$170	$834

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Reclassification From Accumulated Other Comprehensive Income Into Net Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income ("AOCI") Components	Income Statement Location	2017	2016	2017	2016
Net realized (gain) loss on securities
Impairment	Impairment	$—	$—	$—	$54
(Gain) on settlement of real estate securities	Realized and unrealized (gain) loss on investments	—	(2,563)	—	(8,480)
Realized (gain) on deconsolidation of CDO VI	Gain on deconsolidation	—	—	—	(20,682)
		$—	$(2,563)	$—	$(29,108)

Net realized (gain) on derivatives designated as cash flow hedges
Amortization of deferred hedge (gain)	Interest expense	$—	$—	$—	$(20)
		$—	$—	$—	$(20)

Total reclassifications		$—	$(2,563)	$—	$(29,128)
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

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable netting agreement. Fair value adjustments affect either equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. For those derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge or a fair value hedge. Derivative transactions are entered into by the Company solely for risk management purposes in the ordinary course of business. In determining whether to hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. As of June 30, 2017, the Company has one interest rate cap with a fair value of $0.2 million which is not designated as a hedge.

The Company transacts in the To Be Announced mortgage backed securities (“TBA”) market. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. The Company

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

primarily engages in TBA transactions for purposes of managing interest rate risk and market risk associated with our Agency residential mortgage backed securities (“RMBS”) investments for which we have exposure to interest rate and market risk volatility.

The Company typically does not take delivery of TBAs, but rather settles the associated receivable and payable with its trading counterparties on a net basis. As part of its TBA activities, the Company may “roll” its TBA positions, whereby it may sell (buy) securities for delivery (receipt) in an earlier month and simultaneously contract to repurchase (sell) similar securities at an agreed-upon price on a fixed date in a later month. The Company accounts for its TBA transactions as non-hedge instruments, with changes in market value recorded in the Consolidated Statements of Operations. As of June 30, 2017, the Company held two short TBA contracts totaling $311.0 million in notional amount of Agency RMBS. As of both June 30, 2017 and December 31, 2016, the Company funded zero for margin calls related to TBA contracts.
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
Intangibles, Net — Intangible assets and liabilities relating to Traditional Golf consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to the Company when it pays a contracted rent that is below (above) market rents at the date of the transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf property and is amortized over the term of the underlying lease agreement. The management contract intangible represents the Company’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued utilizing a discounted cash flow methodology under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents the Company’s relationship with its private country club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
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

Other Investments — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of June 30, 2017 and December 31, 2016, the carrying value of this investment was $20.0 million and $19.3 million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

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
Investments in CDO Servicing Rights — In February 2011, the Company, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) Collateralized Debt Obligations (“CDOs”) for $2.2 million pursuant to a bankruptcy proceeding. The Company initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. Servicing assets are assessed for impairment on a quarterly basis, with impairment recognized as a valuation allowance. Key economic assumptions used in measuring any potential impairment of the servicing assets include the prepayment speeds of the underlying collateral, default rates, loss severities and discount rates. During the three and six months ended June 30, 2017, the Company recorded $0.1 million and $0.2 million of servicing rights amortization and no servicing rights impairment. During the three and six months ended June 30, 2016, the Company recorded $0.1 million and $0.2 million of servicing rights amortization and no servicing rights impairment. As of June 30, 2017 and December 31, 2016, the Company’s servicing assets had a carrying value of $0.2 million and $0.4 million, respectively, recorded in receivables and other assets.

Variable Interest Entities (“VIEs”) - There are no assets or liabilities of consolidated VIEs included in the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016. The Company sold its remaining variable interests in Newcastle CDO V and

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Newcastle CDO VI during 2016 but continues to receive servicing fees as collateral manager, which are not considered variable interests.

Supplemental Non-Cash Investing and Financing Activities Related to CDOs - The Company considers all activity in its CDOs’ restricted cash accounts to be non-cash activity for purposes of its Consolidated Statements of Cash Flows since transactions conducted with restricted cash have no effect on its cash and cash equivalents. Supplemental non-cash investing and financing activities relating to CDOs for the six months ended June 30, 2016 are disclosed below. There were no non-cash investing and financing activities relating to CDOs for the six months ended June 30, 2017.

Six Months Ended June 30, 2016
Restricted cash generated from pay downs on securities and loans	$2,310
Restricted cash used for repayments of CDO and other bonds payable	$2,748
CDO VI deconsolidation:
Real estate securities	$43,889
Restricted cash	$67
CDO and other bonds payable	$105,423

Receivables and Other Assets

The following table summarizes the Company's receivables and other assets:

	June 30, 2017	December 31, 2016
Accounts receivable, net	$8,269	$8,047
Prepaid expenses	3,124	3,654
Interest receivable	906	1,697
Deposits	3,975	4,105
Inventory	5,211	4,496
Derivative assets	1,970	856
Residential mortgage loans, held-for-sale, net	95	231
Miscellaneous assets, net (A)	17,491	14,931
	$41,041	$38,017

(A)	Includes one owned property in Annandale, New Jersey in the Traditional Golf segment classified as held-for-sale as of December 31, 2016. We expect to close on this property within the next 12 months.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the Company's accounts payable, accrued expenses and other liabilities:

	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$28,884	$26,249
Deferred revenue	24,014	36,107
Security deposits payable	9,285	6,073
Unfavorable leasehold interests	3,799	4,225
Accrued rent	3,521	2,613
Due to affiliates	893	892
Miscellaneous liabilities	10,696	12,278
	$81,092	$88,437

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amends the new revenue recognition guidance on performance obligations and 12 additional technical corrections and improvements. The Company is continuing to evaluate the potential impact of adopting this standard, and is in the process of reviewing customer contracts and revenue streams, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized.  There are also certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under Topic 606. The Company is currently evaluating our control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. The Company expects to adopt the requirements of the new standard in the first quarter of 2018, and anticipates using the modified retrospective transition method.

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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with an option to use certain relief. The Company is evaluating potential impacts of adopting

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

the standard. Upon initial qualitative evaluation, a key change upon adoption will be the balance sheet recognition of all leased assets and liabilities. The Company leases certain of its golf properties and equipment through operating leases which are not recognized on the balance sheet. The Company anticipates a right to use asset and a related lease liability will be recognized for these leases.

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides specific guidance over eight identified cash flow issues in order to reduce diversity in practice over the presentation and classification of certain types of cash receipts and cash payments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities should apply the standard using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this standard will result in a material impact to the presentation of the Consolidated Statements of Cash Flows.

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

The FASB has recently issued or discussed a number of proposed standards on topics such as financial statement presentation and financial instruments. Some of the proposed changes are significant and could have a material impact on the Company’s reporting. The Company has not yet fully evaluated the potential impact of these proposals, but will make such an evaluation as the standards are finalized.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

3. SEGMENT REPORTING

The Company currently has four reportable segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments, and (iv) corporate. The Company's Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of June 30, 2017, the Company owned, leased or managed 77 Traditional Golf properties across 13 states.  Additionally, the Company plans to open a chain of next-generation Entertainment Golf venues across the United States and internationally, which combine golf, competition, dining and fun.

The Debt Investment segment consists primarily of loans and securities which the Company plans to monetize as part of its transformation to a leisure and entertainment company. The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 8), management fees pursuant to the Management Agreement (Note 12) and income tax expense. Segment information for previously reported periods has been restated to reflect the change to the reportable segments in the fourth quarter of 2016.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Six Months Ended June 30, 2017
Revenues
Golf course operations	$106,935	$—	$—	$—	$106,935
Sales of food and beverages	33,566	—	—	—	33,566
Total revenues	140,501	—	—	—	140,501
Operating costs
Operating expenses (A)	120,295	50	—	—	120,345
Cost of sales - food and beverages	10,041	—	—	—	10,041
General and administrative expense	1,444	143	—	2,278	3,865
General and administrative expense - acquisition and transaction expenses (B)	486	2,319	—	117	2,922
Management fee to affiliate	—	—	—	5,354	5,354
Depreciation and amortization	11,765	—	—	—	11,765
Impairment	—	—	32	—	32
Realized and unrealized loss on investments	285	—	6,391	—	6,676
Total operating costs	144,316	2,512	6,423	7,749	161,000
Operating loss	(3,815)	(2,512)	(6,423)	(7,749)	(20,499)
Other income (expenses)
Interest and investment income	72	—	14,052	159	14,283
Interest expense (C)	(7,670)	—	(2,050)	(845)	(10,565)
Other (loss) income, net	(834)	—	1,004	—	170
Total other income (expenses)	(8,432)	—	13,006	(686)	3,888
Income tax expense (D)	—	—	—	1,049	1,049
Net (loss) income	(12,247)	(2,512)	6,583	(9,484)	(17,660)
Preferred dividends	—	—	—	(2,790)	(2,790)
(Loss) income applicable to common stockholders	$(12,247)	$(2,512)	$6,583	$(12,274)	$(20,450)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Three Months Ended June 30, 2017
Revenues
Golf course operations	$60,639	$—	$—	$—	$60,639
Sales of food and beverages	20,721	—	—	—	20,721
Total revenues	81,360	—	—	—	81,360
Operating costs
Operating expenses (A)	65,864	50	—	—	65,914
Cost of sales - food and beverages	6,009	—	—	—	6,009
General and administrative expense	744	77	—	1,133	1,954
General and administrative expense - acquisition and transaction expenses (B)	210	1,058	—	—	1,268
Management fee to affiliate	—	—	—	2,677	2,677
Depreciation and amortization	5,972	—	—	—	5,972
Impairment	—	—	32	—	32
Realized and unrealized loss on investments	165	—	3,122	—	3,287
Total operating costs	78,964	1,185	3,154	3,810	87,113
Operating income (loss)	2,396	(1,185)	(3,154)	(3,810)	(5,753)
Other income (expenses)
Interest and investment income	33	—	6,250	112	6,395
Interest expense (C)	(3,853)	—	(844)	(434)	(5,131)
Other (loss) income, net	(210)	—	503	—	293
Total other income (expenses)	(4,030)	—	5,909	(322)	1,557
Income tax expense (D)	—	—	—	510	510
Net (loss) income	(1,634)	(1,185)	2,755	(4,642)	(4,706)
Preferred dividends	—	—	—	(1,395)	(1,395)
(Loss) Income applicable to common stockholders	$(1,634)	$(1,185)	$2,755	$(6,037)	$(6,101)

	Traditional Golf	Entertainment Golf	Debt Investments (E)	Corporate	Total
June 30, 2017
Investments	$276,759	$3,250	$404,025	$—	$684,034
Cash and restricted cash	14,483	3,928	409	104,548	123,368
Other assets	34,562	3,012	2,972	495	41,041
Total assets	325,804	10,190	407,406	105,043	848,443
Debt, net	116,131	—	307,689	51,212	475,032
Other liabilities	166,453	2,777	1,164	3,757	174,151
Total liabilities	282,584	2,777	308,853	54,969	649,183
Preferred stock	—	—	—	61,583	61,583
Noncontrolling interest	—	—	—	—	—
Equity attributable to common stockholders	$43,220	$7,413	$98,553	$(11,509)	$137,677

Additions to investments in real estate during the six months ended June 30, 2017	$6,834	$2,254	$—	$—	$9,088

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Six Months Ended June 30, 2016
Revenues
Golf course operations	$111,469	$—	$—	$—	$111,469
Sales of food and beverages	35,173	—	—	—	35,173
Total revenues	146,642	—	—	—	146,642
Operating costs
Operating expenses (A)	126,419	—	—	—	126,419
Cost of sales - food and beverages	11,113	—	—	—	11,113
General and administrative expense	1,544	2	38	3,666	5,250
General and administrative expense - acquisition and transaction expenses (B)	1,011	228	—	171	1,410
Management fee to affiliate	—	—	—	5,351	5,351
Depreciation and amortization	12,515	—	—	—	12,515
Impairment	—	—	2,953	—	2,953
Realized and unrealized loss on investments	19	—	3,450	—	3,469
Total operating costs	152,621	230	6,441	9,188	168,480
Operating loss	(5,979)	(230)	(6,441)	(9,188)	(21,838)
Other income (expenses)
Interest and investment income	77	—	41,375	8	41,460
Interest expense (C)	(5,363)	—	(19,077)	(1,511)	(25,951)
Gain on deconsolidation	—	—	82,130	—	82,130
Other (loss) income, net	(273)	—	1,107	—	834
Total other income (expenses)	(5,559)	—	105,535	(1,503)	98,473
Income tax expense	182	—	—	—	182
Net (loss) income	(11,720)	(230)	99,094	(10,691)	76,453
Preferred dividends	—	—	—	(2,790)	(2,790)
Net loss attributable to noncontrolling interest	12	—	—	—	12
(Loss) income applicable to common stockholders	$(11,708)	$(230)	$99,094	$(13,481)	$73,675

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Three Months Ended June 30, 2016
Revenues
Golf course operations	$62,872	$—	$—	$—	$62,872
Sales of food and beverages	21,612	—	—	—	21,612
Total revenues	84,484	—	—	—	84,484
Operating costs
Operating expenses (A)	68,200	—	—	—	68,200
Cost of sales - food and beverages	6,516	—	—	—	6,516
General and administrative expense	705	1	1	1,782	2,489
General and administrative expense - acquisition and transaction expenses (B)	884	216	—	134	1,234
Management fee to affiliate	—	—	—	2,676	2,676
Depreciation and amortization	6,484	—	—	—	6,484
Impairment	—	—	645	—	645
Realized and unrealized loss on investments	19	—	1,443	—	1,462
Total operating costs	82,808	217	2,089	4,592	89,706
Operating income (loss)	1,676	(217)	(2,089)	(4,592)	(5,222)
Other income (expenses)
Interest and investment income	36	—	20,382	3	20,421
Interest expense (C)	(2,698)	—	(9,153)	(566)	(12,417)
Other income, net	11	—	503	—	514
Total other income (expenses)	(2,651)	—	11,732	(563)	8,518
Income tax expense	138	—	—	—	138
Net (loss) income	(1,113)	(217)	9,643	(5,155)	3,158
Preferred dividends	—	—	—	(1,395)	(1,395)
Net (income) attributable to noncontrolling interest	(112)	—	—	—	(112)
(Loss) income applicable to common stockholders	$(1,225)	$(217)	$9,643	$(6,550)	$1,651

(A)
Operating expenses includes rental expenses recorded under operating leases for carts and equipment in the amount of $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2016, respectively. Operating expenses also includes amortization of favorable and unfavorable lease intangibles in the amount of $1.1 million and $2.1 million for the three and six months ended June 30, 2017, respectively, and $1.1 million and $2.3 million for the three and six months ended June 30, 2016, respectively. In addition, straight-line rent associated with our Entertainment Golf venues is included in operating expenses.

(B)
Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions which may include advisory, legal, accounting, valuation and other professional or consulting fees. Transaction expenses also include personnel and other costs which do not qualify for capitalization associated with the development of new Entertainment Golf venues.

(C)
Interest expense includes the accretion of membership deposit liabilities in the amount of $1.6 million and $3.2 million for the three and six months ended June 30, 2017, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2016, respectively.

(D)
Effective January 1, 2017, the Company revoked its election to be treated as a REIT. As a result, the Company is subject to U.S. federal corporate income tax and the provision for income taxes is recorded in the corporate segment.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

(E)	The following table summarizes the investments and debt in the Debt Investments segment:

	June 30, 2017
	Investments		Debt
	Outstanding Face Amount	Carrying Value	Outstanding Face Amount	Carrying Value
Unlevered real estate securities	$4,000	$2,114	$—	$—
Levered real estate securities	310,713	319,184	307,689	307,689
Real estate related and other loans (F)	81,790	62,708	—	—
Other investments	N/A	20,019	—	—
	$396,503	$404,025	$307,689	$307,689

(F)
Excludes two mezzanine loans with zero carrying value, which had an aggregate face amount of $17.8 million and two corporate loans with zero carrying value, which had an aggregate face amount of $45.7 million.

4. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at June 30, 2017, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Life (Years) (D)	Principal Subordination (E)
ABS - Non-Agency RMBS	$4,000	$2,377	$(1,521)	$856	$1,258	$—	$2,114	1	CCC	1.61%	25.44%	8.3	29.9%
Total Securities, Available-for-Sale (F)	$4,000	$2,377	$(1,521)	$856	$1,258	$—	$2,114	1

FNMA/FHLMC (A)	310,713	329,101	(11,094)	318,007	1,177	—	319,184	1	AAA	3.50%	3.13%	7.0	N/A
Total Securities, Pledged as Collateral (F)	$310,713	$329,101	$(11,094)	$318,007	$1,177	$—	$319,184	1

(A)
As of June 30, 2017, the Company had recognized gross unrealized losses of $11.1 million into earnings on FNMA/FHLMC securities that the Company intends to sell and recorded in realized and unrealized (gain) loss on investments in the Consolidated Statements of Operations.

(B)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

(C)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. The Company uses an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(D)	The weighted average life is based on the timing of expected cash flows on the assets.

(E)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to the Company’s investments.

(F)	The total outstanding face amount was $310.7 million for fixed rate securities and $4.0 million for floating rate securities.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six months ended June 30, 2017, the Company recorded other-than-temporary impairment charges (“OTTI”) of $0.6 million with respect to real estate securities (there was no other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, the Company noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. The Company had no securities in an unrealized loss position as of June 30, 2017.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

The Company has no activity related to credit losses on debt securities for the six months ended June 30, 2017.

The table below summarizes the geographic distribution of the collateral securing the asset-backed securities (“ABS”) at June 30, 2017:

	ABS - Non-Agency RMBS
Geographic Location	Outstanding Face Amount	Percentage
Western U.S.	$1,289	32.2%
Northeastern U.S.	615	15.4%
Southeastern U.S.	1,064	26.6%
Midwestern U.S.	427	10.7%
Southwestern U.S.	605	15.1%
	$4,000	100.0%

Geographic concentrations of investments expose the Company to the potential risk of economic downturns within the relevant regions. Market conditions may make regions more vulnerable to downturns in certain market factors. Any such downturn in a region where the Company holds significant investments could have a material, negative impact on the Company.

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

5. REAL ESTATE RELATED AND OTHER LOANS AND RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. Loans acquired with the intent to sell are classified as held-for-sale.

The following is a summary of real estate related and other loans and residential mortgage loans at June 30, 2017. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (A)	Floating Rate Loans as % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$17,767	$—	2	—%	8.39%	0.0	100.0%	$17,767
Corporate Loans	127,477	62,708	4	22.49%	15.60%	0.4	—%	59,384
Total Real Estate Related and other Loans Held-for-Sale, Net	$145,244	$62,708	6	22.49%	14.72%	0.3	12.2%	$77,151

Residential Mortgage Loans Held-for-Sale, Net (C)	$628	$95	2	—%	3.52%	0.5	100.0%	$628

(A)	The weighted average maturity is based on the timing of expected cash flows on the assets.

(B)
Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers in bankruptcy) or considered real estate owned (“REO”). As of June 30, 2017, $77.2 million face amount of real estate related and other loans was in non-accrual status.

(C)	Loans acquired at a discount for credit quality. Residential mortgage loans held-for-sale, net is recorded in receivables and other assets on the Consolidated Balance Sheets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

The following is a summary of real estate related and other loans by maturities at June 30, 2017:

Year of Maturity	Outstanding Face Amount	Carrying Value	Number of Loans
Delinquent (A)	$77,151	$147	5
Period from July 1, 2017 to December 31, 2017	—	—	—
2018	—	—	—
2019	68,093	62,561	1
2020	—	—	—
2021	—	—	—
2022	—	—	—
Thereafter	—	—	—
Total	$145,244	$62,708	6

(A)	Includes loans that are non-performing, in foreclosure, or under bankruptcy

Activities relating to the carrying value of the Company’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans (A)
Balance at December 31, 2016	$55,612	$231
Purchases / additional fundings	—	—
Interest accrued to principal balance	7,096	—
Settlements	—	(116)
Valuation allowance on loans	—	(32)
Gain on settlement of loans	—	12
Balance at June 30, 2017	$62,708	$95

(A)	Recorded in receivables and other assets on the Consolidated Balance Sheets.

The following is a rollforward of the related loss allowance:

	Held-For-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2016	$(74,691)	$(464)
Charge-offs	—	40
Valuation allowance on loans	—	(32)
Balance at June 30, 2017	$(74,691)	$(456)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at June 30, 2017:

	Real Estate Related and Other Loans		Residential Mortgage Loans
Geographic Location	Outstanding Face Amount	Percentage	Outstanding Face Amount	Percentage
Northeastern U.S.	$—	—%	$523	83.3%
Southeastern U.S.	—	—%	105	16.7%
Foreign	63,454	100.0%	—	—%
	$63,454	100.0%	$628	100.0%
Other (A)	81,790
	$145,244

(A)	Includes corporate loans which are not directly secured by real estate assets.

6. INVESTMENTS IN REAL ESTATE, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s investments in real estate related to its Traditional and Entertainment Golf businesses:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$84,319	$—	$84,319	$84,319	$—	$84,319
Buildings and improvements	148,151	(46,126)	102,025	144,690	(39,402)	105,288
Furniture, fixtures and equipment	31,118	(22,066)	9,052	29,132	(20,516)	8,616
Capital leases - equipment	22,840	(6,572)	16,268	20,844	(4,818)	16,026
Construction in progress	7,004	—	7,004	3,362	—	3,362
Total Investments in Real Estate	$293,432	$(74,764)	$218,668	$282,347	$(64,736)	$217,611

In May 2017, the management agreement on a golf property in California expired and we exited the property.

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets related to the Traditional and Entertainment Golf businesses:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(82)	$618	$700	$(70)	$630
Leasehold intangibles (A)	48,107	(14,632)	33,475	48,107	(12,550)	35,557
Management contracts	35,111	(11,952)	23,159	35,207	(10,434)	24,773
Internally-developed software	800	(560)	240	800	(480)	320
Membership base	5,236	(2,618)	2,618	5,236	(2,244)	2,992
Nonamortizable liquor licenses	1,231	—	1,231	840	—	840
Total Intangibles	$91,185	$(29,844)	$61,341	$90,890	$(25,778)	$65,112

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at June 30, 2017:

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt
Repurchase Agreements (C)
FNMA/FHLMC Securities	Jun 2017	$307,689	$307,689	Jul 2017	1.35%	1.35%	0.1	$—
		307,689	307,689			1.35%	0.1	—
Credit Facilities and Capital Leases
Traditional Golf Term Loan (D)(E)	June 2016	102,000	99,288	Jul 2019	LIBOR+4.70%	7.92%	2.0	102,000
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%	2.20%	26.5	200
Capital Leases (Equipment)	Jun 2014 - Jun 2017	16,643	16,643	Sep 2018 - Dec 2022	3.00% to 16.16%	6.58%	3.8	—
		118,843	116,131			7.72%	2.3	102,200
Corporate
Junior subordinated notes payable (F)	Mar 2006	51,004	51,212	Apr 2035	LIBOR+2.25%	3.39%	17.8	51,004
		51,004	51,212			3.39%	17.8	51,004
Total debt obligations		$477,536	$475,032			3.13%	2.5	$153,204

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)
The repurchase agreement had $0.2 million of accrued interest payable at June 30, 2017. The counterparty on the repurchase agreement is Citi. The Company has margin exposures on the repurchase agreement related to the financing of FNMA/FHLMC securities. The underlying collateral of the repurchase agreement is fixed rate FNMA/FHLMC securities with the following value at June 30, 2017: $310.7 million outstanding face amount, $318.0 million amortized cost basis, $319.2 million carrying value and a weighted average life of 7.0 years. To the extent that the value of the collateral underlying the repurchase agreement declines, the Company may be required to post margin, which could significantly impact its liquidity.

(D)
The Traditional Golf term loan is collateralized by 22 golf properties. The carrying amount of the Traditional Golf term loan is reported net of amortized deferred financing costs of $2.7 million as of June 30, 2017.

(E)	Interest rate based on 1 month LIBOR plus 4.70% with a LIBOR floor of 1.80%. At the time of closing, the Company purchased a co-terminus LIBOR interest rate cap of 1.80%.

(F)	Interest rate based on 3 month LIBOR plus 2.25%.

See Note 4 for information about the FNMA/FHLMC repurchase agreement activity for the six months ended June 30, 2017.

Traditional Golf leases certain golf carts and other equipment under capital lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36 to 66 months. Certain leases include bargain purchase options at lease expiration.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2017 are as follows:

July 1, 2017 - December 31, 2017	$2,560
2018	5,127
2019	4,982
2020	3,700
2021	2,126
2022	434
Thereafter	—
Total minimum lease payments	18,929
Less: imputed interest	(2,286)
Present value of net minimum lease payments	$16,643

The Company’s credit facilities contain various customary loan covenants, including certain coverage ratios. The Company was in compliance with all of these covenants as of June 30, 2017.

9. DERIVATIVES

The Company’s derivative instruments are comprised of an interest rate cap and TBAs. Derivative assets with a fair value of $2.0 million and $0.9 million as of June 30, 2017 and December 31, 2016, respectively, were recorded within receivables and other assets on the Consolidated Balance Sheets. The Company had no derivative liabilities as of both June 30, 2017 and December 31, 2016.

The following table summarizes (gains) losses recorded in relation to derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2017	2016	2017	2016
Cash flow hedges
Deferred hedge gain reclassified from Accumulated Other Comprehensive Income (“AOCI”) into earnings	Interest expense	—	—	—	(20)

Non-hedge derivatives
Unrealized loss on interest rate derivatives	Realized and unrealized (gain) loss on investments	$165	$19	$285	$19
Unrealized (gain) loss recognized related to TBAs	Realized and unrealized (gain) loss on investments	(3,781)	1,597	(1,399)	1,938
Realized loss on settlement of TBAs	Realized and unrealized (gain) loss on investments	6,915	2,409	4,441	9,945
As of both June 30, 2017 and December 31, 2016, the Company had zero expected reclassification of deferred hedges from AOCI into earnings over the next 12 months.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2017:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$2,114	$2,114	Pricing models
Real estate securities, available-for-sale - pledged as collateral	319,184	319,184	Pricing services, broker/counterparty quotations
Real estate related and other loans, held-for-sale, net	62,708	68,240	Pricing models
Residential mortgage loans, held-for-sale, net (B)	95	95	Broker/counterparty quotations, pricing models
Cash and cash equivalents	118,030	118,030
Restricted cash	5,338	5,338
Non-hedge derivative assets (C)	1,970	1,970	Counterparty quotations, pricing services

Liabilities
Repurchase agreements	307,689	307,689	Counterparty quotations, market comparables
Credit facilities - Traditional Golf term loan	99,288	102,000	Pricing models
Junior subordinated notes payable	51,212	25,927	Pricing models

(A)
Methods are listed in order of priority. In the case of real estate securities and residential mortgage loans, broker quotations are obtained if available and practicable, otherwise counterparty quotations or pricing service valuations are obtained or, finally, internal pricing models are used. Internal pricing models are only used for (i) securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) loans or debt obligations which are private and untraded.

(B)	Residential mortgage loans held-for-sale, net is recorded in receivables and other assets on the Consolidated Balance Sheets.

(C)	Represents derivative assets, including an interest rate cap and TBA forward contracts (Note 9).

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

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
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
ABS - Non-Agency RMBS	$2,114	$—	$—	$2,114	$2,114
Real estate securities, available-for-sale total	$2,114	$—	$—	$2,114	$2,114

Real estate securities, available-for-sale - pledged as collateral:
FNMA/FHLMC	$319,184	$319,184	$—	$—	$319,184
Real estate securities, available-for-sale - pledged as collateral total	$319,184	$319,184	$—	$—	$319,184

Derivative assets:
Interest rate cap, not treated as hedge	$200	$200	$—	$—	$200
TBAs, not treated as hedges	$1,770	$1,770	$—	$—	$1,770
Derivative assets total	$1,970	$1,970	$—	$—	$1,970

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$856	$2,114	12.0%	4.1%	3.7%	65.5%
Total	$856	$2,114

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
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

The Company’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2017 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2016	$1,950
Total gains (losses) (A)
Included in other comprehensive income (loss)	90
Amortization included in interest income	95
Purchases, sales and repayments (A)
Proceeds	(21)
Balance at June 30, 2017	$2,114

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the six months ended June 30, 2017. There were no transfers into or out of Level 3 during the six months ended June 30, 2017.

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

The following table summarizes certain information for real estate related and other loans as of June 30, 2017:

			Significant Input
			Range		Weighted Average
Loan Type	Carrying Value	Fair Value	Discount Rate	Loss Severity	Discount Rate	Loss Severity
Corporate Loans	62,708	68,240	0.0%-22.5%	0.0%-100.0%	22.5%	46.6%
Total Real Estate Related and Other Loans Held-for-Sale, Net (A)	$62,708	$68,240

(A)	Excludes $17.8 million face amount of mezzanine loans which have a zero carrying value.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy		Valuation Techniques and Significant Inputs
Repurchase agreements	Level 2	Valuation technique is based on market comparables. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Collateral funding spreads

Credit facilities	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields

Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields and the credit spread of the Company

11. EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in the Company’s outstanding options for the six months ended June 30, 2017:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2016	5,126,906	$2.79
Expired	(116,330)	13.13
Balance at June 30, 2017	5,010,576	$2.55	6.09

Exercisable at June 30, 2017	3,858,081	$2.58	6.11

As of June 30, 2017, the Company’s outstanding options were summarized as follows:

Issued in 2011 and thereafter
Held by the Manager	3,857,748
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,152,495
Issued to the independent directors	333
Total	5,010,576
Weighted average strike price	$2.55

On February 27, 2017, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2017 and ending April 30, 2017. Dividends totaling $1.4 million were paid on April 28, 2017.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

On May 4, 2017, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2017 and ending July 31, 2017. Dividends totaling $1.4 million were paid on July 31, 2017.

In January 2017, the Company issued a total of 18,074 shares of its common stock to its independent directors as a component of their annual compensation. In May 2017, the Company issued a total of 90,366 shares of its common stock to its independent directors as a component of their annual compensation.

B. Earnings Per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
(Loss) Income from continuing operations after preferred dividends and noncontrolling interests	$(6,101)	$1,651	$(20,450)	$73,675
(Loss) Income Applicable to Common Stockholders	$(6,101)	$1,651	$(20,450)	$73,675

Denominator:
Denominator for basic earnings per share - weighted average shares	66,874,155	66,681,248	66,858,155	66,667,923
Effect of dilutive securities
Options	—	2,218,267	—	1,924,283
Denominator for diluted earnings per share - adjusted weighted average shares	66,874,155	68,899,515	66,858,155	68,592,206

Basic earnings per share:
(Loss) Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.09)	$0.02	$(0.31)	$1.11

(Loss) Income Applicable to Common Stock, per share	$(0.09)	$0.02	$(0.31)	$1.11

Diluted earnings per share:
(Loss) Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.09)	$0.02	$(0.31)	$1.07

(Loss) Income Applicable to Common Stock, per share	$(0.09)	$0.02	$(0.31)	$1.07

Basic EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are its outstanding stock options. During the three and six months ended June 30, 2017, the Company had 85,238 and 118,054 antidilutive options, respectively. During the three and six months ended June 30, 2016, the Company had 285,102 and 370,109 antidilutive options, respectively. During the three and six months ended June 30, 2017, based on the treasury stock method, the Company had 1,556,785 and 1,748,034 potentially dilutive common stock equivalents, respectively, which were excluded due to the Company's loss position. During the three and six months ended June 30, 2016, based on the treasury stock method, the Company had 2,218,267 and 1,924,283 dilutive common stock equivalents, respectively, resulting from its outstanding options. Income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends and net income (loss) attributable to noncontrolling interest.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Management Agreement
The Company is party to a Management Agreement with FIG LLC, its Manager and an affiliate of Fortress Investment Group LLC (“Fortress’’), which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by the Company by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the 12 consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to the supervision of our board of directors. Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. For performing these services, the Company pays the Manager an annual management fee equal to 1.5% of the gross equity of the Company, as defined, including adjustments for return of capital dividends.
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

	Amounts incurred under the Management Agreement
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Management fees	$2,552	$2,551	$5,104	$5,101
Expense reimbursement to the Manager	125	125	250	250
Incentive compensation	—	—	—	—
Total Management fee to affiliate	$2,677	$2,676	$5,354	$5,351

At June 30, 2017, Fortress, through its affiliates, and principals of Fortress, owned 5.1 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.9 million shares of the Company’s common stock (Note 11).
At both June 30, 2017 and December 31, 2016, due to affiliates was comprised of $0.9 million in management fees and expense reimbursements payable to the Manager.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

Other Affiliated Entities
In April 2006, the Company securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of the Company’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer receives, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, the Company entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At June 30, 2017, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $218.1 million and $325.2 million, respectively. The Company received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the three and six months ended June 30, 2017 and 2016. The Company's exposure to loss is solely limited to the carrying amount of the residual interests and retained bonds which are issued by Subprime Portfolios I and II.
In April 2010, the Company, through two of its CDOs, made a cash investment of $75.0 million in a corporate loan in the resorts industry (“the resorts-related loan”) to a portfolio company of a private equity fund managed by an affiliate of the Company’s Manager through July 31, 2017. The Company’s chairman was a director of and had an indirect ownership interest in the borrower. This investment improved the applicable CDOs’ results under some of their respective tests, and yielded approximately 22.5%. In September 2016, the Company received a $109.9 million pay down on the loan. As of June 30, 2017, the Company held on its balance sheet total investments of $68.1 million face amount of loans issued by affiliates of the Manager. The Company earned approximately $3.7 million and $7.1 million of interest on investments issued by affiliates of the Manager for the three and six months ended June 30, 2017, respectively, and $8.5 million and $16.6 million of interest on investments issued by affiliates of the Manager for the three and six months ended June 30, 2016, respectively. See Note 16 for additional information on the resorts-related loan.
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

13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2017, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - In 2016, the Company entered into a ground lease in Orlando, Florida. During the three months ended June 30, 2017, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes three 5-year renewal options.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2017
(dollars in tables in thousands, except share data)

14. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current:
Federal	$510	$23	$1,049	$66
State and Local	—	9	—	20
Total Current Provision	$510	$32	$1,049	$86
Deferred:
Federal	$—	$91	$—	$82
State and Local	—	15	—	14
Total Deferred Benefit	$—	$106	$—	$96

Total Provision for Income Taxes	$510	$138	$1,049	$182
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2017 are presented below:

	June 30, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$349	$358
Depreciation and amortization	39,371	38,598
Accrued expenses	1,886	2,885
Interest	12,646	16,503
Net operating losses	161,248	162,629
Capital losses	5,429	—
Other	3,223	2,036
Total deferred tax assets	224,152	223,009
Less valuation allowance	(154,310)	(133,192)
Net deferred tax assets	$69,842	$89,817
Deferred tax liabilities:
Leaseholds	13,118	13,681
Cancellation of debt	56,724	75,632
Other	—	504
Total deferred tax liabilities	$69,842	$89,817
Net deferred tax assets	$—	$—

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
JUNE 30, 2017
(dollars in tables in thousands, except share data)

The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2017 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

15. IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Debt securities	—	—	—	110
Valuation allowance on loans	32	645	32	2,843
Total impairment	$32	$645	$32	$2,953

16. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to June 30, 2017 through the issuance of these Consolidated Financial Statements.

On August 1, 2017, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning August 1, 2017 and ending October 31, 2017. Dividends totaling $1.4 million will be paid on October 31, 2017 to stockholders of record on August 14, 2017.

On August 1, 2017, the Company received a final pay down on the resorts-related loan in the amount of $69.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc. (and with its subsidiaries, “Drive Shack Inc.” or the “Company”). The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herein, and with Part II, Item 1A. “Risk Factors.”

GENERAL
The Company is a leading owner and operator of golf-related leisure and entertainment businesses. On December 28, 2016, the Company changed its name from Newcastle Investment Corp. to Drive Shack Inc. in connection with its transformation to a leisure and entertainment company. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” We are externally managed and advised by an affiliate of Fortress Investment Group, LLC or Fortress (the “Manager”). For further information relating to our business, see “Business Overview” below.
We conduct our business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments and (iv) corporate. Revenues attributable to each segment are disclosed below (in thousands):

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Six Months Ended June 30, 2017
Revenues and interest and investment income	$140,573	$—	$14,052	$159	$154,784

Six Months Ended June 30, 2016
Revenues and interest and investment income	$146,719	$—	$41,375	$8	$188,102

Business Overview

Traditional Golf | American Golf
American Golf (as defined below) is one of the largest owners and operators of golf properties in the United States. As of June 30, 2017, we owned, leased or managed 77 properties across 13 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 50,000 members, who played over 1.8 million rounds at our properties during the six months ended June 30, 2017.
American Golf was acquired by the Company in December 2013, when the Company restructured an existing mezzanine debt investment related to NGP Realty Sub, L.P. and American Golf Corporation (together, “American Golf”). As part of the restructuring, the Company acquired the equity of American Golf’s indirect parent, AGC Mezzanine Pledge LLC.
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
Managed Properties. Our 9 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  We recognize revenue from these properties in an amount equal to the respective management fee.

The following summarizes the American Golf properties and holes as of June 30, 2017:

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
As of June 30, 2017, our debt investment portfolio consists primarily of agency Fannie Mae/Freddie Mac (“FNMA/FHLMC”) securities and our investment in a resorts-related loan as described below.
As of June 30, 2017, we hold one Agency FNMA/FHLMC fixed rate security with a carrying value of $319.2 million. See Note 4 for additional information about our agency FNMA/FHLMC securities.
In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new loan to Intrawest Cayman L.P. and its subsidiaries (“Intrawest”), a portfolio company of private equity funds managed by an affiliate of our Manager through July 31, 2017. In addition, Mr. Wesley R. Edens is Chairman of our board of directors, and was a director of Intrawest and had an indirect ownership interest in Intrawest through July 31, 2017. In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.50%.  On September 23, 2016, Drive Shack Inc. received a $109.9 million pay down on this loan. The face amount of the loan was $68.1 million as of June 30, 2017. On August 1, 2017, the Company received a final pay down on this loan in the amount of $69.5 million.

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

Debt Investments

During the first six months of 2017, both short-term and long-term interest rates remained at or near historical lows. We project short- and long-term rates to increase in the future, although the timing of any further increases is uncertain. We have investments in both floating and fixed rate securities and loans, which are affected by interest rates in different ways. We expect that the value of our floating rate assets would not be significantly affected by a change in interest rates (whether an increase or decrease), since the coupon tracks the movement in rates, while the value of fixed rate assets can be negatively affected by rising interest rates. However, in general, rising interest rates are usually indicative of a strengthening economic environment, which could reduce the credit risk of some of our investments. With respect to our fixed rate assets, we believe that the negative impact of rising interest rates could potentially be offset by the positive impact of reduced credit risk. Management continually monitors market conditions to opportunistically effect purchases and sales of debt investments.

Our Manager

On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SB Foundation Holdings LP, a Cayman Islands exempted limited partnership (“SoftBank Parent”) and an affiliate of SoftBank Group Corp. (“SoftBank”), and Foundation Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Parent (“SoftBank Merger Sub”), pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager.

Fortress informed the Company that it believes that under the Investment Advisers Act of 1940, as amended, the change of ownership resulting from the completion of the SoftBank merger will result in a deemed assignment of the Management Agreement, and that as a result, the Manager is required to obtain the Company’s consent to the assignment. On May 18, 2017, the disinterested members of our board of directors unanimously approved the consent to the assignment. The disinterested members of our board of directors were advised by outside independent counsel.

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

Valuation of Securities

We have classified all of our real estate securities as available-for-sale. As such, they are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive income, to the extent impairment losses are considered temporary as described below. Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. Our non-Agency RMBS security is currently not traded in active markets and therefore has little or no price transparency. As a result, we have estimated the fair value of this illiquid security based on internal pricing models rather than the sources described above. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

See Note 10 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for information regarding the fair value of our investments, and respective estimation methodologies as of June 30, 2017.

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

As of June 30, 2017, we had $319.2 million carrying value of Level 2 real estate securities.

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
For securities valued with internal models, which have an aggregate fair value of $2.1 million as of June 30, 2017, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

ABS - Non-Agency RMBS
Outstanding face amount	$4,000

Fair value	$2,114

Effect on fair value with 10% unfavorable change in:
Discount rate	$(154)
Prepayment rate	$(43)
Default rate	$(6)
Loss severity	$(32)

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

We generally do not depend on credit ratings in underwriting our securities, either at acquisition or on an ongoing basis. As of June 30, 2017, we had no securities that had been downgraded during the six months ended June 30, 2017. As mentioned above, a credit rating downgrade is one factor that we monitor and consider in our analysis regarding other-than-temporary impairment, but it is not determinative. Our securities generally benefit from the support of one or more subordinate classes of securities or equity or other forms of credit support. Therefore, credit rating downgrades, even to the extent they relate to an expectation that a securitization we have invested in, on an overall basis, has credit issues, may not ultimately impact cash flow estimates for the class of securities in which we are invested.

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

Valuation of Derivatives

Our derivative instruments are carried at fair value which is based on counterparty quotations and pricing services. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements. The Company accounts for its derivative instruments as non-hedge instruments and changes in market value are recorded in the Consolidated Statements of Operations. Fair values of such derivatives are subject to significant variability based on many of the same factors as the securities discussed above, including counterparty credit risk. The results of such variability, the effectiveness of our hedging strategies and the extent to which a forecasted hedged transaction remains probable of occurring, could result in a significant increase or decrease in our earnings.

Loans

We invest in loans, including, but not limited to, real estate related and other loans, residential mortgage loans and subprime mortgage loans. Loans for which we do not have the intent or the ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-sale. Loans are presented in the Consolidated Balance Sheets net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. We also evaluate our loans at acquisition for evidence of credit quality deterioration. Loans for which we determine that it is probable that we will not collect all contractually required principal and interest payments at acquisition are categorized as loans acquired at a discount for credit quality.

Revenue Recognition on Loans Held for Sale

Real estate related, commercial mortgage and residential mortgage loans that are considered held for sale are carried at the lower of amortized cost or market value. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale, except when a pay down or sale has happened in the period. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 5 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements.”

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

Recent Accounting Pronouncements

See Note 2 to Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$60,639	$62,872	$(2,233)	(3.6)%
Sales of food and beverages	20,721	21,612	(891)	(4.1)%
Total revenues	81,360	84,484	(3,124)	(3.7)%
Operating costs
Operating expenses	65,914	68,200	(2,286)	(3.4)%
Cost of sales - food and beverages	6,009	6,516	(507)	(7.8)%
General and administrative expense	3,222	3,723	(501)	(13.5)%
Management fee to affiliate	2,677	2,676	1	—%
Depreciation and amortization	5,972	6,484	(512)	(7.9)%
Impairment	32	645	(613)	(95.0)%
Realized and unrealized loss on investments	3,287	1,462	1,825	124.8%
Total operating costs	87,113	89,706	(2,593)	(2.9)%
Operating loss	(5,753)	(5,222)	531	10.2%

Other income (expenses)
Interest and investment income	6,395	20,421	(14,026)	(68.7)%
Interest expense	(5,131)	(12,417)	(7,286)	(58.7)%
Other income, net	293	514	(221)	(43.0)%
Total other income (expenses)	1,557	8,518	(6,961)	(81.7)%

(Loss) income before income tax	$(4,196)	$3,296	$(7,492)	(227.3)%

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$106,935	$111,469	$(4,534)	(4.1)%
Sales of food and beverages	33,566	35,173	(1,607)	(4.6)%
Total revenues	140,501	146,642	(6,141)	(4.2)%
Operating costs
Operating expenses	120,345	126,419	(6,074)	(4.8)%
Cost of sales - food and beverages	10,041	11,113	(1,072)	(9.6)%
General and administrative expense	6,787	6,660	127	1.9%
Management fee to affiliate	5,354	5,351	3	0.1%
Depreciation and amortization	11,765	12,515	(750)	(6.0)%
Impairment	32	2,953	(2,921)	(98.9)%
Realized and unrealized loss on investments	6,676	3,469	3,207	92.4%
Total operating costs	161,000	168,480	(7,480)	(4.4)%
Operating loss	(20,499)	(21,838)	(1,339)	(6.1)%

Other income (expenses)
Interest and investment income	14,283	41,460	(27,177)	(65.5)%
Interest expense	(10,565)	(25,951)	(15,386)	(59.3)%
Gain on deconsolidation	—	82,130	(82,130)	(100.0)%
Other income, net	170	834	(664)	(79.6)%
Total other income (expenses)	3,888	98,473	(94,585)	(96.1)%

(Loss) income before income tax	$(16,611)	$76,635	$(93,246)	(121.7)%

Revenues from Golf Course Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues from golf course operations decreased by $2.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $2.6 million decrease from lease terminations in 2016 and (ii) a $1.2 million decrease in green fee and cart rental revenue as a result of unfavorable weather conditions, partially offset by (iii) a $1.0 million increase due to additional initiation fees from new member sales and higher membership rates and (iv) a $0.6 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues from golf course operations decreased by $4.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $4.3 million decrease from lease terminations in 2016 and (ii) a $3.3 million decrease in green fee and cart rental revenue as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $1.8 million increase due to additional initiation fees from new member sales and higher membership rates and (iv) a $1.3 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Sales of Food and Beverages

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Sales of food and beverages decreased by $0.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $0.7 million decrease from lease terminations in 2016 and (ii) a $0.2 million decrease in property dining as a result of unfavorable weather conditions.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Sales of food and beverages decreased by $1.6 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $1.1 million decrease in property dining as a result of unfavorable weather conditions, especially in California and (ii) a $1.0 million decrease from lease terminations in 2016, partially offset by (iii) a $0.5 million increase in private events.

Operating Expenses

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Operating expenses decreased by $2.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $2.7 million decrease from lease terminations in 2016 partially offset by (ii) a $0.4 million increase in payroll expense as a result of increases in California's minimum wage.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Operating expenses decreased by $6.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $5.5 million decrease from lease terminations in 2016, (ii) a $0.6 million decrease in utilities from lower water usage as a result of unfavorable weather conditions, especially in California, (iii) a $0.4 million cost savings in rent, (iv) a $0.1 million decrease in equipment lease costs due to fewer operating leases, partially offset by (v) a $0.5 million increased payroll expense as a result of increases in California's minimum wage.

Cost of Sales - Food and Beverages

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Cost of sales - food and beverages decreased by $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $0.3 million decrease due to lower food sales as a result of unfavorable weather conditions and (ii) a $0.2 million decrease from lease terminations in 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Cost of sales - food and beverages decreased by $1.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $0.8 million decrease due to lower food sales as a result of unfavorable weather conditions, especially in California and (ii) a $0.3 million decrease from lease terminations in 2016.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

General and administrative expense decreased by $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to a $0.7 million decrease in transaction expenses for the Traditional Golf business and $0.8 million decrease in corporate professional fees. This was offset by an increase of $1.0 million as a result of the build out of the Entertainment Golf business.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

There was no significant change in general and administrative expense during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Management Fee to Affiliate

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

There was no significant change in management fee to affiliate during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

There was no significant change in management fee to affiliate during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Depreciation and Amortization

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Depreciation and amortization decreased by $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Depreciation and amortization decreased by $0.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Impairment

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

The impairment of less than $0.1 million during the three months ended June 30, 2017 is due to valuation allowance recorded on a residential mortgage loan. The impairment of $0.6 million during the three months ended June 30, 2016 is due to valuation allowance recorded on a corporate loan.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

The impairment of less than $0.1 million during the six months ended June 30, 2017 is due to valuation allowance recorded on a residential mortgage loan. The impairment of $3.0 million during the six months ended June 30, 2016 is due to a $2.9 million valuation allowance recorded on a corporate loan and other-than-temporary impairment of $0.1 million recorded on a debt security.

Realized and Unrealized Loss on Investments

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Realized and unrealized loss on investments increased by $1.8 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016. During the three months ended June 30, 2017, we recorded an unrealized gain of $3.6 million on the mark-to-market on the value of derivatives offset by a realized loss of $6.9 million on the settlement of derivatives. During the three months ended June 30, 2016, we recorded a $2.4 million realized loss on the settlement of derivatives and an unrealized loss of $1.6 million on the mark-to-market on the value of derivatives, offset by a $2.5 million gain on debt securities.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Realized and unrealized loss on investments increased by $3.2 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016. During the six months ended June 30, 2017, we recorded a realized loss of $2.8 million on the sale of Agency RMBS, an unrealized loss of $0.6 million on the mark-to-market of Agency RMBS and a realized loss of $4.4 million on the settlement of derivatives, offset by an unrealized gain of $1.1 million on the mark-to-market on the value of derivatives. During the six months ended June 30, 2016, we recorded a $10.0 million realized loss on the settlement of derivatives and an unrealized loss of $2.0 million on the mark-to-market of the value of derivatives, offset by a $8.5 million gain on debt securities.

Interest and Investment Income

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Interest and investment income decreased by $14.0 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to: (i) an $8.5 million decrease related to our subprime mortgage loan call option, which was sold in the fourth quarter of 2016, (ii) a $4.9 million decrease of paid in kind ("PIK") interest earned on a resorts-related loan as a result of a pay down in the third quarter of 2016, and (iii) a $0.6 million decrease related to interest income on debt securities.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Interest and investment income decreased by $27.2 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to: (i) a $17.1 million decrease related to our subprime mortgage loan call option, which was sold in the fourth quarter of 2016, (ii) a $9.5 million decrease of PIK interest earned on a resorts-related loan as a result of a pay down in the third quarter of 2016, (iii) a $1.1 million decrease as a result of the deconsolidation of CDO VI in the first quarter of 2016, and (iv) a $0.5 million decrease related to a real estate related loan, which was sold in the second quarter of 2016. These were offset by a $1.0 million increase as a result of higher face amount of Agency RMBS held in the six months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Interest Expense

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Interest expense decreased by $7.3 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to an $8.5 million decrease related to our subprime mortgage loan call option which was sold in the fourth quarter of 2016. This were offset by: (i) a $1.0 million increase due to the financings related to our Traditional Golf business in June 2016 and (ii) a $0.2 million increase due to higher financing costs and borrowing amounts incurred on repurchase agreements on the Agency RMBS.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Interest expense decreased by $15.4 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to: (i) a $17.1 million decrease related to our subprime mortgage loan call option which was sold in the fourth quarter of 2016, (ii) a $0.5 million decrease as a result of the deconsolidation of CDO VI in the first quarter of 2016, and (iii) a $0.7 million decrease as a result of a lower weighted average coupon on the junior subordinated notes payable. These were offset by: (i) a $2.0 million increase due to the financings related to our Traditional Golf business in June 2016 and (ii) a $0.9 million increase due to higher financing costs and borrowing amounts incurred on repurchase agreements on the Agency RMBS.

Gain on Deconsolidation

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

There were no deconsolidations during the three months ended June 30, 2017 and 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

There were no deconsolidations during the six months ended June 30, 2017. The gain on deconsolidation of $82.1 million during the six months ended June 30, 2016 is related to the deconsolidation of CDO VI.

Other Income, Net

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

There was no significant change in other income, net during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Other income, net decreased by $0.7 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to lease disposition costs incurred in 2017 for leases exited in 2016 for the Traditional Golf business.

Traditional Golf Segment Results

Comparison of Traditional Golf Results of Operations for the three and six months ended June 30, 2017 and 2016

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$60,639	$62,872	$(2,233)	(3.6)%
Sales of food and beverages	20,721	21,612	(891)	(4.1)%
Total revenues	81,360	84,484	(3,124)	(3.7)%
Operating costs
Operating expenses	65,864	68,200	(2,336)	(3.4)%
Cost of sales - food and beverages	6,009	6,516	(507)	(7.8)%
General and administrative expense	954	1,589	(635)	(40.0)%
Depreciation and amortization	5,972	6,484	(512)	(7.9)%
Realized and unrealized loss on investments	165	19	146	N.M.
Total operating costs	78,964	82,808	(3,844)	(4.6)%
Operating income	2,396	1,676	720	43.0%

Other income (expenses)
Interest and investment income	33	36	(3)	(8.3)%
Interest expense	(3,853)	(2,698)	1,155	42.8%
Other income (loss), net	(210)	11	(221)	N.M.
Total other income (expenses)	(4,030)	(2,651)	1,379	52.0%

Loss before income tax	$(1,634)	$(975)	$659	67.6%

	Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$106,935	$111,469	$(4,534)	(4.1)%
Sales of food and beverages	33,566	35,173	(1,607)	(4.6)%
Total revenues	140,501	146,642	(6,141)	(4.2)%
Operating costs
Operating expenses	120,295	126,419	(6,124)	(4.8)%
Cost of sales - food and beverages	10,041	11,113	(1,072)	(9.6)%
General and administrative expense	1,930	2,555	(625)	(24.5)%
Depreciation and amortization	11,765	12,515	(750)	(6.0)%
Realized and unrealized loss on investments	285	19	266	N.M.
Total operating costs	144,316	152,621	(8,305)	(5.4)%
Operating loss	(3,815)	(5,979)	(2,164)	(36.2)%

Other income (expenses)			—
Interest and investment income	72	77	(5)	(6.5)%
Interest expense	(7,670)	(5,363)	2,307	43.0%
Other loss, net	(834)	(273)	561	205.5%
Total other income (expenses)	(8,432)	(5,559)	2,873	51.7%

Loss before income tax	$(12,247)	$(11,538)	$709	6.1%

Revenues from Golf Course Operations
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Revenues from golf course operations decreased by $2.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $2.6 million decrease from lease terminations in 2016 and (ii) a $1.2 million decrease in green fee and cart rental revenue as a result of unfavorable weather conditions, partially offset by (iii) a $1.0 million increase due to additional initiation fees from new member sales and higher membership rates and (iv) a $0.6 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Revenues from golf course operations decreased by $4.5 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $4.3 million decrease from lease terminations in 2016 and (ii) a $3.3 million decrease in green fee and cart rental revenue as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $1.8 million increase due to additional initiation fees from new member sales and higher membership rates and (iv) a $1.3 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Sales of Food and Beverages

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Sales of food and beverages decreased by $0.9 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $0.7 million decrease from lease terminations in 2016 and (ii) a $0.2 million decrease in property dining as a result of unfavorable weather conditions.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Sales of food and beverages decreased by $1.6 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $1.1 million decrease in property dining as a result of unfavorable weather conditions, especially in California and (ii) a $1.0 million decrease from lease terminations in 2016, partially offset by (iii) a $0.5 million increase in private events.

Operating Expenses
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Operating expenses decreased by $2.3 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $2.7 million decrease from lease terminations in 2016 partially offset by (ii) a $0.4 million increase in payroll expense as a result of increases in California's minimum wage.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Operating expenses decreased by $6.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $5.5 million decrease from lease terminations in 2016, (ii) a $0.6 million decrease in utilities from lower water usage as a result of unfavorable weather conditions, especially in California, (iii) a $0.4 million cost savings in rent, (iv) a $0.1 million decrease in equipment lease costs due to fewer operating leases, partially offset by (v) a $0.5 million increased payroll expense as a result of increases in California's minimum wage.

Cost of Sales - Food and Beverages

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Cost of sales - food and beverages decreased by $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $0.3 million decrease due to lower food sales as a result of unfavorable weather conditions and (ii) a $0.2 million decrease from lease terminations in 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Cost of sales - food and beverages decreased by $1.1 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $0.8 million decrease due to lower food sales as a result of unfavorable weather conditions, especially in California and (ii) a $0.3 million decrease from lease terminations in 2016.

General and Administrative Expense (including Acquisition and Transaction Expense)
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

General and administrative expense decreased by $0.6 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $0.9 million decrease in professional fees incurred related to the golf financing obtained in June 2016, partially offset by (ii) a $0.3 million increase in other transaction-related costs incurred in 2017.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

General and administrative expense decreased by $0.6 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $0.9 million decrease in professional fees incurred related to the golf financing obtained in June 2016, partially offset by (ii) a $0.3 million increase in other transaction-related costs incurred in 2017.

Depreciation and Amortization

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Depreciation and amortization decreased by $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Depreciation and amortization decreased by $0.8 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Realized and Unrealized Loss on Investments

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

There was no significant change in realized and unrealized loss on investments during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Realized and unrealized loss on investments increased by $0.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to a gain recorded on the interest rate cap on our Traditional Golf term loan.

Interest and Investment Income
Three months ended June 30, 2017 compared to the three months ended June 30, 2016

There was no significant change in interest and investment income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

There was no significant change in interest and investment income during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest Expense

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

Interest expense increased by $1.2 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to: (i) a $1.9 million increase related to the golf refinancing obtained in June 2016, (ii) a $0.1 million increase in membership deposit liability interest accretion due to more members and (iii) a $0.1 million increase due to additional capital leases, partially offset by (iv) a $0.9 million decrease related to the golf repurchase agreement exited in June 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Interest expense increased by $2.3 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to: (i) a $3.9 million increase related to the golf refinancing obtained in June 2016, (ii) a $0.3 million increase in membership deposit liability interest accretion due to more members and (iii) a $0.2 million increase due to additional capital leases, partially offset by (iv) a $2.1 million decrease related to the golf repurchase agreement exited in June 2016.

Other Income (Loss), Net

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

There was no significant change in other income (loss), net during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

Other loss, net increased by $0.6 million during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to lease disposition costs incurred in 2017 for leases exited in 2016.

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

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf related real estate and operations. The Company has paid preferred dividends of $2.8 million thus far in fiscal year 2017, and our board of directors elected not to declare common stock dividends in the first six months of fiscal year 2017 to retain capital for growth. For the six months ended June 30, 2017, the Company reported net cash used in operating activities of $10.3 million, net cash provided by investing activities of $293.8 million, net cash used in financing activities of $305.6 million and cash and cash equivalents of $118.0 million as of June 30, 2017. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of June 30, 2017, we had $118.0 million of available cash, including $9.3 million of working capital for the Traditional Golf business. On May 4, 2017, we declared quarterly preferred dividends of $1.4 million which were paid on July 31, 2017.

Short-term liquidity requirements – As of June 30, 2017, we expect our short-term liquidity requirements to include a total of approximately $30.0 to $35.0 million for both Drive Shack Orlando and customary Traditional Golf capital expenditures.

Certain details regarding our liquidity, current financings and capital obligations as of July 26, 2017 are set forth below:

•
Margin Exposure and Recourse Financings – We have margin exposure on $302.1 million repurchase agreements related to the financing of FNMA/FHLMC securities. See Note 8 to Part I, Item 1. “Financial Statements” for additional information.

The following table compares our recourse financings excluding the junior subordinated notes (in thousands):

Recourse Financings	July 26, 2017	June 30, 2017	December 31, 2016
FNMA/FHLMC securities	$302,136	$307,689	$600,964

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

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A. “Risk Factors” below.

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

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 8 to our Consolidated Financial Statements included herein, existing at June 30, 2017 (gross of $2.5 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2017 through December 31, 2017	$2,042	$307,689	$309,731
2018	4,294	—	4,294
2019	106,437	—	106,437
2020	3,416	—	3,416
2021	2,029	—	2,029
2022	425	—	425
Thereafter	200	51,004	51,204
Total	$118,843	$358,693	$477,536

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

The financing of our Traditional Golf business contain various customary loan covenants, including certain coverage ratios. We were in compliance with all of the covenants as of June 30, 2017. In addition, as of June 30, 2017, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

The following table provides additional information regarding short-term borrowings (dollars in thousands). The outstanding short-term borrowings were used to finance certain of our investments in FNMA/FHLMC securities. All of the repurchase agreements have full recourse to the Company.

		Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Outstanding Face Amount at June 30, 2017	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate	Average Daily Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
FNMA/FHLMC	$307,689	$309,374	$311,274	1.08%	$423,000	$600,964	0.96%

The weighted average differences between the fair value of the assets and the face amount of financing for the FNMA/FHLMC repurchase agreements was 4% as of June 30, 2017.

Equity

Common Stock

At June 30, 2017, we had 66,932,744 shares of common stock outstanding.

See Note 11 to Part I, Item 1. “Financial Statements” for information on our outstanding options as of June 30, 2017.

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2017	January 2017	$0.609	$0.503	$0.523
April 30, 2017	April 2017	$0.609	$0.503	$0.523
July 31, 2017	July 2017	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income

During the six months ended June 30, 2017, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2016	$1,168
Net unrealized gain on available-for-sale securities	1,267
Accumulated other comprehensive income, June 30, 2017	$2,435

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates. Net unrealized gains on our real estate securities increased during the six months ended June 30, 2017 in accumulated other comprehensive income primarily as a result of unrealized gains on our fixed rate Agency RMBS caused by lower interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash used in operating activities was $10.3 million for the six months ended June 30, 2017 and $11.5 million for the six months ended June 30, 2016. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦
$3.5 million in our Traditional Golf business primarily as a result of higher fundings of escrow related to the closing of the Golf term loan in the second quarter of 2016 and higher fundings of working capital for the six months ended June 30, 2017 compared to the six months ended June 30, 2016;

◦
$1.1 million due to savings in interest paid as a result of lower interest rates associated with our junior subordinated notes payable for the six months ended June 30, 2017 compared to the six months ended June 30, 2016; and

◦	$1.2 million due to savings in corporate professional fees.

•	Operating cash flows decreased by:

◦	$3.8 million of higher costs associated with the development of the Entertainment Golf; and

◦	$0.8 million in estimated federal tax payments for fiscal year 2017 as the Company revoked its election to be treated as a REIT effective January 1, 2017.

Investing Activities

Investing activities provided $293.8 million and used $3.8 million during the six months ended June 30, 2017 and 2016, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Traditional Golf properties, Entertainment Golf venues and real estate securities and payments for settlement of derivatives. Proceeds from cash flows from investing activities consisted primarily of sale of investments and repayments from loans and securities.

Financing Activities

Financing activities used $305.6 million and provided $21.9 million during the six months ended June 30, 2017 and 2016, respectively. Proceeds of cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate, Credit and Spread Risk

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of June 30, 2017, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2017, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2016, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition, we had the following material contractual obligations that we executed during the six months ended June 30, 2017.

•
In October 2016, American Golf entered into an agreement to lease office space in El Segundo, California to serve as its new corporate headquarters. The lease commenced in February 2017 and expires in May 2022 with an option to extend to May 2027.

•
In 2016, the Company entered into a ground lease in Orlando, Florida. During the three months ended June 30, 2017, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes three 5-year renewal options.

Inflation

For our assets and liabilities that are financial in nature, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See Part I, Item 3. “Quantitative and Qualitative Disclosure About Market Risk - Interest Rate Exposure” below.

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

Core earnings does not represent an alternative to net (loss) income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of our liquidity, and is not indicative of cash available to fund cash needs. For a further description of the differences between cash flows provided by operations and net (loss) income, see “– Liquidity and Capital Resources” above. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited.

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Loss) Income applicable to common stockholders	$(6,101)	1,651	$(20,450)	$73,675
Add (Deduct):
Impairment	32	645	32	2,953
Realized and unrealized loss on investments	3,287	1,462	6,676	3,469
Other loss (income)(A)	90	(140)	592	(82,219)
Depreciation and amortization(B)	8,607	9,029	17,014	17,694
Acquisition, transaction, restructuring and spin-off related expenses(C)	1,275	1,246	2,937	1,737
Core earnings	$7,190	$13,893	$6,801	$17,309

(A)	Other (loss) income reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total other income (loss)	$1,557	$8,518	$3,888	$98,473
Add (deduct):
Equity in earnings from equity method investees	(383)	(374)	(762)	(745)
Interest and investment income	(6,395)	(20,421)	(14,283)	(41,460)
Interest expense	5,131	12,417	10,565	25,951
Other (loss) income	$(90)	$140	$(592)	$82,219

(B)
Including accretion of membership deposit liabilities of $1.6 million and $3.2 million and amortization of favorable and unfavorable leasehold intangibles of $1.1 million and $2.1 million in the three and six months ended June 30, 2017, respectively. Including accretion of membership deposit liabilities of $1.4 million and $2.9 million and amortization of favorable and unfavorable leasehold intangibles of $1.1 million and $2.3 million in the three and six months ended June 30, 2016, respectively. The accretion of membership deposit liabilities was recorded to interest expense and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses.

(C)
Including acquisition and transaction expenses of $1.2 million and $2.9 million and restructuring expenses of less than $0.1 million and less than $0.1 million during the three and six months ended June 30, 2017, respectively. Including acquisition and transaction expenses of $1.2 million and $1.4 million and restructuring expenses of zero and $0.3 million during the three and six months ended June 30, 2016, respectively. The acquisition and transaction costs were recorded to general and administrative expense and restructuring expenses were recorded to operating expenses.

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

As of June 30, 2017, a 100 basis point increase in short-term interest rates would decrease our earnings by approximately $0.5 million per annum, based on the current net floating rate exposure from our investments, financings and interest rate derivatives.

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

As of June 30, 2017, a 100 basis point change in short-term interest rates would impact our net book value by approximately $0.1 million, based on the current net fixed rate exposure from our investments and interest rate derivatives.

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

As of June 30, 2017, a 25 basis point movement in credit spreads would impact our net book value by approximately $0.1 million, assuming a static portfolio of current investments and financings, but would not directly affect our earnings or cash flow.

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

Consumer spending patterns, particularly discretionary expenditures for leisure and recreation, are subject to factors beyond our control that may impact our business, including demand for memberships, golf rounds played, and food and beverage sales. These factors include:

•	economic recessions or downturns;

•	increased unemployment;

•	low consumer confidence and outlook;

•	depressed housing markets;

•	decreased corporate spending, including on events or tournaments;

•	natural disasters, such as earthquakes, tornadoes, hurricanes, wildfires, blizzards, droughts and floods;

•	outbreaks of epidemic, pandemic or contagious diseases;

•	war, terrorist activities or threats and heightened travel security measures instituted in response to these events; and

•	the financial condition of the airline, automotive and other transportation-related industries and its impact on travel.

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

Our golf business is subject to various risks that may not apply to our other investments. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect the income generated by our facilities. The maintenance of satisfactory turf grass conditions on our golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of golf facilities in states (such as California, Georgia, New York and Texas) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our Traditional Golf business. See “-We may not be able to retain members at our public and private properties, and attract golf rounds played, which could harm our business, financial condition and results of operations” and “-Changes in consumer financial condition, leisure tastes and preferences, spending patterns, particularly discretionary expenditures for leisure and recreation, are subject to factors beyond our control that may impact our business, financial condition and results of operations.”

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our properties in any of these areas could harm our results of operations.

As of June 30, 2017, we operated multiple golf properties in several metropolitan areas, including 30 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

We believe the risks associated with our business are more severe during periods in which an economic slowdown or recession is accompanied by declining real estate values. Borrowers may be less able to pay principal and interest on our loans, and the loans underlying our securities, if the economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans and securities in the event of default because the value of our collateral may be insufficient to cover our basis. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our net interest income from loans and securities in our portfolio, as well as our ability to sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. For more information on the impact of market conditions on our business and results of operations generally, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Considerations.”

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

Our counterparties are not required to roll our repurchase agreements upon the expiration of their stated terms, which subjects us to a number of risks. As we have experienced in the past and may experience in the future, counterparties electing to roll our repurchase agreements may charge higher spreads and impose more onerous terms upon us, including the requirement that we post additional margin as collateral. More significantly, if a repurchase agreement counterparty elects not to extend our financing, we would be required to pay the counterparty the full repurchase price on the maturity date and find an alternate source of financing. Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of June 30, 2017, we had $307.7 million outstanding face amount under repurchase agreement financings. These repurchase agreement obligations are with one counterparty.

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

Furthermore, shifts in the U.S. Treasury yield curve reflecting an increase in interest rates would also affect the yield required on our real estate securities and therefore their value. For example, increasing interest rates would reduce the value of the fixed rate assets we hold at the time because the higher yields required by increased interest rates result in lower market prices on existing fixed rate assets in order to adjust the yield upward to meet the market, and vice versa. This would have similar effects on our real estate securities portfolio and our financial position and operations to a change in interest rates generally. In June 2017, the U.S. Federal Reserve raised short-term interest rates by a half percentage point to between 100 basis points and 125 basis points.

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

On February 14, 2017, Fortress announced that it had entered into the Merger Agreement with SoftBank Parent and an affiliate of SoftBank, and SoftBank Merger Sub, pursuant to which SoftBank Merger Sub will merge with and into Fortress, with Fortress surviving as a wholly owned subsidiary of SoftBank Parent. While Fortress’s senior investment professionals are expected to remain in place, including those individuals who perform services for us, there can be no assurance that the SoftBank merger will not have an impact on us or our relationship with the Manager.

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

The management compensation structure that we have agreed to with our Manager, as well as compensation arrangements that we may enter into with our Manager in the future (in connection with new lines of business or other activities), may incentivize our Manager to invest in high risk investments or to pursue separation transactions, such as the spin-offs of New Residential Investment Corp. (“New Residential”), New Media Investment Group Inc. (“New Media”) and New Senior Investment Group Inc. (“New Senior”). See “-Risks Related to Our Business-Our agreements with New Residential and New Senior may not reflect terms that would have resulted from negotiations among unaffiliated third parties, and we have agreed to indemnify New Residential and New Senior for certain liabilities in connection with their respective spin-offs.” In addition to its management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of targeted levels of funds from operations (as defined in the management agreement). In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on funds from operations or, in the case of any future incentive compensation arrangement, other financial measures on which incentive compensation may be based, may lead our Manager to place undue emphasis on the maximization of such measures at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation, particularly in light of the fact that our Manager has not received any incentive compensation from us since 2008. Investments with higher yield potential are generally riskier or more speculative than lower-yielding investments.

Our Manager is eligible to receive compensation in the form of options in connection with the completion of our common equity offerings. Therefore, our Manager may be incentivized to cause us to issue additional common stock, which could be dilutive to existing stockholders. On April 11, 2017, our board of directors adopted the 2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan (the “2017 Plan”), which our stockholders approved at our 2017 Annual Meeting of Stockholders and provides for 300,000 shares of our common stock to be available for grants of equity awards thereunder, as increased on the date of any equity issuance by us during the one-year term of the 2017 Plan by ten percent of the equity securities issued by us in such equity issuance. In addition to the shares available for issuance under the 2012 Newcastle Nonqualified Stock Option and Incentive Plan, the 2014 Newcastle Nonqualified Stock Option and Incentive Plan, the 2015 Newcastle Nonqualified Option and Incentive Award Plan, the 2016 Newcastle Nonqualified Option and Incentive Award Plan and the 2017 Plan or any successor plan thereto (collectively, the “Option Plans”), our board of directors may also determine to grant options to our Manager that are not issued pursuant to the Option Plans, provided that the number of shares underlying any options granted to our Manager in connection with any capital raising efforts will not exceed 10% of the shares sold in such offering and would be subject to NYSE rules.

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

The trading price of our common stock has fluctuated significantly in the past. The trading price of our common stock could fluctuate significantly in the future and could be negatively affected in response to various factors, including:

•	market conditions in the broader stock market in general, or in the real estate or golf industries in particular;

•	our ability to make investments with attractive risk-adjusted returns;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our Manager or its affiliates;

•	additional offerings of our common stock;

•	actions by rating agencies;

•	short sales of our common stock;

•	any decision to pursue a distribution or disposition of a meaningful portion of our assets;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, or the outlook of the real estate and golf industries;

•	major reductions in trading volumes of our common stock, and on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses;

•	litigation and governmental investigations; and

•	any decision to pursue a spin-off of a portion of our assets.

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

Prior to termination of our REIT election, we made distributions of a minimum of 90% of our taxable income each year in order to maintain our REIT status. As a result of the revocation of our REIT election, effective January 1, 2017, we are no longer required by the REIT rules to make distributions of substantially all of our net taxable income. Our board of directors elected not to pay a common stock dividend for the first and second quarters of 2017 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,932,744 shares or our common stock outstanding as of July 26, 2017. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Prior to termination of our REIT election, we made distributions of a minimum of 90% of our taxable income each year in order to maintain our REIT status. On February 23, 2017, we revoked our election to be treated as a REIT, effective January 1, 2017.  Consequently, we are no longer subject to the distribution requirements applicable to REITs. Our board of directors elected not to pay a common stock dividend for the first and second quarters of 2017 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant, as well as any contractual restrictions.

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

In December 2016, our board of directors adopted a Tax Benefits Preservation Plan in an effort to protect against a possible limitation on our ability to use our net operating losses and net capital loss carryforwards by discouraging investors from acquiring ownership of our common stock in a manner that could trigger an “ownership change” for purposes of Sections 382 and 383 of the Code. Under the terms of the Tax Benefits Preservation Plan, in general, if a person or group acquires beneficial ownership of 4.9% or more of the outstanding shares of our Common Stock without prior approval of our board of directors or without meeting certain exceptions (an “Acquiring Person”), the rights would become exercisable and our stockholders (other than the Acquiring Person) will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. As a result, the Tax Benefits Preservation Plan may have the effect of inhibiting or impeding a change in control not approved by our board of directors and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our board of directors may consent to certain transactions, the Tax Benefits Preservation Plan gives our board of directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. There can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

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

In August 2011, the SEC issued a concept release soliciting public comments on a wide range of issues relating to companies, which are typically REITs, engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the Section 3(c)(5)(C) exclusion and whether mortgage REITs should be regulated in a manner similar to investment companies. Therefore, there can be no assurance that the laws and regulations governing the 1940 Act status, or guidance from the SEC or its staff regarding the Section 3(c)(5)(C) exclusion, will not change in a manner that adversely affects our operations. If we fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions to our stockholders, which could, in turn, materially adversely affect us and the market price of our stock.

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

2.2 †
Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).

3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.4, filed on December 8, 2016).

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

10.6
2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).

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

August 2, 2017

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer

August 2, 2017