Form 10-Q
period 2017-09-30
Drive Shack Inc.
filed 2017-11-01
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Common stock, $0.01 par value per share: 66,963,566 shares outstanding as of October 25, 2017.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the ability to retain and attract members to our golf properties;

•	changes in global, national and local economic conditions, including, but not limited to, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market;

•	effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;

•	competition within the industries in which we operate or may pursue additional investments, including competition for sites for our Entertainment Golf venues;

•	material increases in our expenses, including but not limited to unanticipated labor issues or costs with respect to our workforce, and costs of goods, utilities and supplies;

•	our inability to sell or exit certain properties, and unforeseen changes to our ability to develop, redevelop or renovate certain properties;

•	our ability to further invest in our business and implement our strategies;

•	difficulty monetizing our real estate debt investments;

•	liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;

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

DRIVE SHACK INC.
FORM 10-Q

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30, 2017
	(Unaudited)	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$182,371	$140,140
Restricted cash	4,629	4,992
Accounts receivable, net	8,540	8,047
Real estate securities, available-for-sale	2,236	629,254
Other current assets	22,540	78,687
Total Current Assets	220,316	861,120
Restricted cash, noncurrent	1,407	1,412
Property and equipment, net of accumulated depreciation	226,049	217,611
Intangibles, net of accumulated amortization	59,309	65,112
Other investments	20,601	19,256
Other assets	8,433	7,447
Total Assets	$536,115	$1,171,958

Liabilities and Equity
Current Liabilities
Obligations under capital leases	$4,484	$3,699
Membership deposit liabilities	8,830	8,491
Repurchase agreements	—	600,964
Accounts payable and accrued expenses	33,672	26,249
Deferred revenue	9,955	29,851
Other current liabilities	21,753	28,968
Total Current Liabilities	78,694	698,222
Credit facilities and obligations under capital leases	112,383	111,585
Junior subordinated notes payable	51,210	51,217
Membership deposit liabilities, noncurrent	84,896	80,549
Deferred revenue, noncurrent	6,900	6,256
Other liabilities	5,724	6,062
Total Liabilities	$339,807	$953,891

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2017 and December 31, 2016	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,932,744 and 66,824,304 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	669	668
Additional paid-in capital	3,173,095	3,172,720
Accumulated deficit	(3,040,386)	(3,018,072)
Accumulated other comprehensive income	1,347	1,168
Total Equity	$196,308	$218,067

Total Liabilities and Equity	$536,115	$1,171,958

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Golf course operations	$62,034	$63,249	$168,969	$174,718
Sales of food and beverages	19,657	19,913	53,223	55,086
Total revenues	81,691	83,162	222,192	229,804

Operating costs
Operating expenses	67,385	69,251	187,730	195,670
Cost of sales - food and beverages	5,721	6,026	15,762	17,139
General and administrative expense	4,328	3,688	11,115	10,348
Management fee to affiliate	2,678	2,676	8,032	8,027
Depreciation and amortization	6,187	6,735	17,952	19,250
Impairment	28	611	60	3,564
Realized and unrealized (gain) loss on investments	(315)	(6,605)	6,361	(3,136)
Total operating costs	86,012	82,382	247,012	250,862
Operating (loss) income	(4,321)	780	(24,820)	(21,058)

Other income (expenses)
Interest and investment income	8,418	32,310	22,701	73,770
Interest expense, net	(4,770)	(13,138)	(15,335)	(39,089)
Gain on deconsolidation	—	—	—	82,130
Other income, net	202	505	372	1,339
Total other income (expenses)	3,850	19,677	7,738	118,150
(Loss) Income before income tax	(471)	20,457	(17,082)	97,092
Income tax (benefit) expense	(2)	(38)	1,047	144
Net (Loss) Income	(469)	20,495	(18,129)	96,948
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Net income attributable to noncontrolling interest	—	(177)	—	(165)
(Loss) Income Applicable to Common Stockholders	$(1,864)	$18,923	$(22,314)	$92,598

(Loss) Income Applicable to Common Stock, per share
Basic	$(0.03)	$0.28	$(0.33)	$1.39
Diluted	$(0.03)	$0.27	$(0.33)	$1.35

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,932,744	66,730,583	66,883,291	66,688,962
Diluted	66,932,744	69,072,676	66,883,291	68,753,532
Dividends Declared per Share of Common Stock	$—	$0.12	$—	$0.24

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(469)	$20,495	$(18,129)	$96,948
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	1,257	894	2,524	8,696
Reclassification of net realized gain on securities into earnings	(2,345)	(10,080)	(2,345)	(18,506)
Reclassification of net realized gain on deconsolidation of CDO VI	—	—	—	(20,682)
Reclassification of net realized gain on derivatives designated as cash flow hedges into earnings	—	—	—	(20)
Other comprehensive (loss) income	(1,088)	(9,186)	179	(30,512)
Total comprehensive (loss) income	$(1,557)	$11,309	$(17,950)	$66,436
Comprehensive (loss) income attributable to Drive Shack Inc. stockholders’ equity	$(1,557)	$11,132	$(17,950)	$66,271
Comprehensive income attributable to noncontrolling interest	$—	$177	$—	$165

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (Loss)	Total Equity (Deficit)
Equity (deficit) - December 31, 2016	2,463,321	$61,583	66,824,304	$668	$3,172,720	$(3,018,072)	$1,168	$218,067

Dividends declared	—	—	—	—	—	(4,185)	—	(4,185)

Issuance of common stock (directors)	—	—	108,440	1	375	—	—	376

Comprehensive income (loss)

Net loss	—	—	—	—	—	(18,129)	—	(18,129)

Other comprehensive income	—	—	—	—	—	—	179	179

Total comprehensive loss								(17,950)

Equity (deficit) - September 30, 2017	2,463,321	$61,583	66,932,744	$669	$3,173,095	$(3,040,386)	$1,347	$196,308

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(18,129)	$96,948
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	17,952	19,250
Amortization of discount and premium	(3,856)	(8,156)
Other amortization	7,889	7,998
Net interest income on investments accrued to principal balance	(8,458)	(25,570)
Amortization of revenue on golf membership deposit liabilities	(963)	(646)
Amortization of prepaid golf membership dues	(20,017)	(20,951)
Non-cash directors’ compensation	376	351
Impairment	60	3,564
Equity in earnings from equity method investments, net of distributions	(1,149)	(1,129)
Gain on deconsolidation	—	(82,130)
Loss (Gain) on settlement of investments, net	5,368	(5,146)
Unrealized loss on securities, intent-to-sell	558	—
Unrealized loss on non-hedge derivatives	688	1,702
Loss on extinguishment of debt	327	607
Change in:
Restricted cash	368	(2,487)
Accounts receivable, net, other current assets and other assets - noncurrent	(1,053)	(4,307)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrrent	5,405	5,405
Net cash used in operating activities	(14,634)	(14,697)
Cash Flows From Investing Activities
Principal repayments from investments	100,020	133,756
Purchase of real estate securities	—	(1,618,090)
Proceeds from sale of securities and loans	595,850	1,128,906
Net payments for settlement of TBAs	(4,669)	(13,675)
Acquisition and additions of property and equipment and intangibles	(16,905)	(9,147)
Deposits paid on property and equipment	(1,486)	—
Contributions to equity method investees	(196)	—
Net cash provided by (used in) investing activities	672,614	(378,250)
Cash Flows From Financing Activities
Borrowings under debt obligations	1,651	1,670,481
Repayments of debt obligations	(605,469)	(1,158,754)
Margin deposits under repurchase agreements and derivatives	(89,692)	(41,131)
Return of margin deposits under repurchase agreements and derivatives	87,785	40,442
Golf membership deposits received	2,706	3,117
Common stock dividends paid	(8,019)	(24,006)
Preferred stock dividends paid	(4,185)	(4,185)
Payment of deferred financing costs	(22)	(3,670)
Other financing activities	(504)	(709)
Net cash (used in) provided by financing activities	(615,749)	481,585
Net Increase in Cash and Cash Equivalents	42,231	88,638
Cash and Cash Equivalents, Beginning of Period	140,140	45,651
Cash and Cash Equivalents, End of Period	$182,371	$134,289

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$—
Financing costs accrued but not paid	$—	$600
Additions to capital lease assets and liabilities	$3,601	$7,018
Additions to property and equipment and accounts payable	$4,135	$—
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
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
The Company’s Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of September 30, 2017, the Company owned, leased or managed 77 properties across 13 states. Additionally, the Company plans to open a chain of next-generation Entertainment Golf venues across the United States and internationally which combine golf, competition, dining and fun. As of September 30, 2017, the Company has substantially monetized the remaining loans and securities in its Debt Investments segment (see Notes 7 and 8).
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

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In connection with the Company’s continued transformation from a financial services company to a leisure and entertainment company, including the announcement of the new management team in September 2016, the revocation of its REIT election effective January 1, 2017, as well as the monetization and planned exit of its real estate related debt positions, the Company’s Consolidated Statements of Operations were changed to reflect an operating company presentation in the fourth quarter of 2016. The Company has reclassified driving range revenue, including the monthly membership program offered at most of its public properties (“The Players Club’’) and miscellaneous revenue associated with operations from “Other revenue” to “Golf course operations.” The Company has reclassified expenses associated with the cost of merchandise sold from “Cost of sales - golf” to “Operating expenses.” The Company has added “Loan and security servicing expense” to “General and administrative expense.” The gains and losses associated with derivative instruments have been reclassified from “Other income (loss), net” to “Realized and unrealized (gain) loss on investments” to include balances as part of its operating income (loss).

As of September 30, 2017, the Company monetized and exited its significant real estate related debt positions, including the agency Fannie Mae/Freddie Mac (“FNMA/FHLMC’’) securities and received the final pay down on a corporate loan (“the resorts-related loan”). As such, the Company's Consolidated Balance Sheets have been revised to a classified balance sheet presentation, consistent with an operating company presentation, and certain prior period amounts have been reclassified to conform to the current period’s presentation. The Company has reclassified assets reasonably expected to be realized in cash during the normal operating cycle of the business as current assets and current liabilities are obligations whose liquidation is reasonably expected to require the use of existing resources properly classified as current assets. The Company has reclassified “Real estate securities, available-for-sale - pledged as collateral’’ to “Real estate securities, available-for-sale’’ given the substantial monetization of the available-for-sale

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

securities. The Company reclassified “Real estate related and other loans, held-for-sale, net’’ and “Receivables from brokers, dealers and clearing organizations’’ to “Other current assets.” “Investments in real estate, net of accumulated depreciation” was renamed as “Property and equipment, net of accumulated depreciation” under the operating company presentation. The Company has reclassified “Dividends payable” to be included in “Other current liabilities.” The change to a classified balance sheet and the related aforementioned reclassifications have been made to simplify financial reporting as the Company has substantially exited its real estate related debt positions.

As of September 30, 2017, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

Realized and Unrealized (Gain) Loss on Investments and Other Income, Net — These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Gain) on settlement of real estate securities	$(2,345)	$(10,080)	$(2,345)	$(18,560)
Loss on settlement of real estate securities	—	—	2,803	—
Unrealized loss on securities, intent-to-sell	—	—	558	—
(Gain) loss on settlement of loans held-for-sale	—	—	(12)	47
Realized loss on settlement of TBAs, net	228	3,730	4,669	13,675
Unrealized loss (gain) on non-hedge derivative instruments	1,802	(255)	688	1,702
Realized and unrealized (gain) loss on investments	$(315)	$(6,605)	$6,361	$(3,136)

(Loss) gain on lease modifications and terminations	$(1)	$2	$(161)	$(75)
Loss on extinguishment of debt, net	(145)	(227)	(327)	(607)
Collateral management fee income, net	92	119	341	481
Equity in earnings of equity method investees	387	384	1,149	1,129
(Loss) gain on disposal of long-lived assets	(3)	—	23	24
Other (loss) income	(128)	227	(653)	387
Other income, net	$202	$505	$372	$1,339

Reclassification From Accumulated Other Comprehensive Income Into Net Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income ("AOCI") Components	Income Statement Location	2017	2016	2017	2016
Net realized (gain) loss on securities:
Impairment	Impairment	$—	$—	$—	$54
(Gain) on settlement of real estate securities	Realized and unrealized (gain) loss on investments	(2,345)	(10,080)	(2,345)	(18,560)
Realized (gain) on deconsolidation of CDO VI	Gain on deconsolidation	—	—	—	(20,682)
		$(2,345)	$(10,080)	$(2,345)	$(39,188)

Net realized (gain) on derivatives designated as cash flow hedges:
Amortization of deferred hedge (gain)	Interest expense, net	$—	$—	$—	$(20)
		$—	$—	$—	$(20)

Total reclassifications		$(2,345)	$(10,080)	$(2,345)	$(39,208)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

EXPENSE RECOGNITION

Operating Expenses — Operating expenses for Traditional Golf consist primarily of payroll, equipment and cart leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, marketing and operating lease rent expense. Many of the Traditional Golf properties and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease. These scheduled rent increases or decreases are recognized on a straight-line basis over the term of the lease. Increases result in an accrual, which is included in accounts payable and accrued expenses and other liabilities, and decreases result in a receivable, which is included in other current assets and other assets, for the amount by which the cumulative straight-line rent differs from the contractual cash rent.

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable netting agreement. Changes in fair value are recorded in net income. Derivative transactions are entered into by the Company solely for risk management purposes in the ordinary course of business. As of September 30, 2017, the Company has one interest rate cap with a fair value of $0.2 million which is not designated as a hedge.

The Company transacts in the To Be Announced mortgage backed securities (“TBA”) market. TBA contracts are forward contracts to purchase mortgage-backed securities that will be issued by a U.S. government sponsored enterprise in the future. The Company primarily engages in TBA transactions for purposes of managing interest rate risk and market risk associated with the Agency residential mortgage backed securities (“RMBS”) investments which have exposure to interest rate and market risk volatility. The Company accounts for its TBA transactions as non-hedge instruments, with changes in market value recorded in the Consolidated Statements of Operations. As of September 30, 2017, the Company did not hold TBA contracts following the sale of the remaining Agency RMBS (see Note 7). As of both September 30, 2017 and December 31, 2016, the Company did not post margin related to TBA contracts.

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
BALANCE SHEET MEASUREMENT
Property and Equipment, Net — Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value to an asset and extend the useful life of an asset by more than a year are capitalized. With respect to golf course improvements (included in buildings and improvements), costs associated with original construction, significant replacements, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. All other asset-related costs that do not meet these criteria, such as minor repairs and routine maintenance, are expensed as incurred.
The Company capitalizes certain costs related to properties under development. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for use. Capitalized costs include development, construction-related costs and interest expense.
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. Real estate held-for-sale is recorded in other current assets on the Consolidated Balance Sheets. A disposal of a component of an entity or a group of components of an entity are reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Discontinued operations are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

Traditional Golf leases certain golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the associated payments. Depreciation of capital lease

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

assets is calculated using the straight-line method over the shorter of the estimated useful lives and the expected lease terms. The cost of equipment under capital leases is included in property and equipment in the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the liability, with a portion being recorded as interest expense under the effective interest method.
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

Amortization of leasehold intangible assets and liabilities is included within operating expenses and amortization of all other intangible assets is included within depreciation and amortization in the Consolidated Statements of Operations. Amortization of all intangible assets is calculated using the straight-line method based on the following estimated useful lives:

Trade name	30 years
Leasehold intangibles	1-26 years
Management contracts	1-26 years
Internally-developed software	5 years
Membership base	7 years
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

Other Investments — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of September 30, 2017 and December 31, 2016, the carrying value of this investment was $20.6 million and $19.3 million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

Impairment of Real Estate and Finite-lived Intangible Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate and finite-lived intangible assets, to determine whether current events or circumstances

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

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
Investments in CDO Servicing Rights — In February 2011, the Company, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) Collateralized Debt Obligations (“CDOs”) pursuant to a bankruptcy proceeding. The Company initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income.

Variable Interest Entities (“VIEs”) - There are no assets or liabilities of consolidated VIEs included in the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016. The Company sold its remaining variable interests in Newcastle CDO V and Newcastle CDO VI during 2016 but continues to receive servicing fees as collateral manager, which are not considered variable interests.

Other Current Assets

The following table summarizes the Company's other current assets:

	September 30, 2017	December 31, 2016
Real estate related and other loans, held-for-sale, net	$147	$55,612
Prepaid expenses	3,428	3,580
Interest receivable	—	1,697
Deposits	3,002	1,314
Inventory	5,003	4,496
Derivative assets	—	371
Residential mortgage loans, held-for-sale, net	—	231
Receivables from brokers, dealers and clearing organizations	—	552
Miscellaneous assets, net (A)	10,960	10,834
	$22,540	$78,687

(A)	Includes one owned property in Annandale, New Jersey in the Traditional Golf segment classified as held-for-sale. The Company expects to close on this property within the next 12 months.

Other Assets

The following table summarizes the Company's other assets:

	September 30, 2017	December 31, 2016
Prepaid expenses	$28	$74
Deposits	2,353	2,791
Derivative assets	167	485
Miscellaneous assets, net	5,885	4,097
	$8,433	$7,447

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	September 30, 2017	December 31, 2016
Security deposits payable	$7,939	$5,978
Accrued rent	2,289	1,930
Due to affiliates	893	892
Dividends payable	930	8,949
Miscellaneous liabilities	9,702	11,219
	$21,753	$28,968

Other Liabilities

The following table summarizes the Company's other liabilities:

	September 30, 2017	December 31, 2016
Security deposits payable	$196	$95
Unfavorable leasehold interests	3,587	4,225
Accrued rent	1,004	683
Miscellaneous liabilities	937	1,059
	$5,724	$6,062

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amends the new revenue recognition guidance on performance obligations and 12 additional technical corrections and improvements. The Company is continuing to evaluate the potential impact of adopting this standard, and is in the process of reviewing customer contracts and revenue streams, identifying contractual provisions that may result in a change in the timing or the amount of revenue recognized.  There are also certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under Topic 606. The Company is currently evaluating its control framework for revenue recognition and identifying any changes that may need to be made in response to the new guidance. The Company expects to adopt the requirements of the new standard in the first quarter of 2018, and anticipates using the modified retrospective transition method.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with an option to use certain relief. The Company is evaluating potential impacts of adopting the standard. Upon initial qualitative evaluation, a key change upon adoption will be the balance sheet recognition of all leased assets and liabilities. The Company leases certain of its golf properties and equipment through operating leases which are not recognized on the balance sheet. The Company anticipates a right to use asset and a related lease liability will be recognized for these leases.

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
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

3. SEGMENT REPORTING

The Company currently has four reportable segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments, and (iv) corporate. The Company's Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of September 30, 2017, the Company owned, leased or managed 77 Traditional Golf properties across 13 states.  Additionally, the Company plans to open a chain of next-generation Entertainment Golf venues across the United States and internationally, which combine golf, competition, dining and fun.

The Debt Investment segment consists primarily of loans and securities which the Company has substantially monetized as part of its transformation to a leisure and entertainment company. The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 6), management fees pursuant to the Management Agreement (Note 12) and income tax expense (Note 14). Segment information for previously reported periods has been reclassified to conform to the change to the reportable segments in the fourth quarter of 2016.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Nine Months Ended September 30, 2017
Revenues
Golf course operations	$168,969	$—	$—	$—	$168,969
Sales of food and beverages	53,223	—	—	—	53,223
Total revenues	222,192	—	—	—	222,192
Operating costs
Operating expenses (A)	187,539	191	—	—	187,730
Cost of sales - food and beverages	15,762	—	—	—	15,762
General and administrative expense	2,152	203	10	3,899	6,264
General and administrative expense - acquisition and transaction expenses (B)	558	4,122	—	171	4,851
Management fee to affiliate	—	—	—	8,032	8,032
Depreciation and amortization	17,936	16	—	—	17,952
Impairment	—	—	60	—	60
Realized and unrealized loss on investments	317	—	6,044	—	6,361
Total operating costs	224,264	4,532	6,114	12,102	247,012
Operating loss	(2,072)	(4,532)	(6,114)	(12,102)	(24,820)
Other income (expenses)
Interest and investment income	114	—	22,137	450	22,701
Interest expense, net (C)	(11,500)	—	(2,532)	(1,303)	(15,335)
Other (loss) income, net	(1,044)	—	1,416	—	372
Total other income (expenses)	(12,430)	—	21,021	(853)	7,738
Income tax expense (D)	—	—	—	1,047	1,047
Net (loss) income	(14,502)	(4,532)	14,907	(14,002)	(18,129)
Preferred dividends	—	—	—	(4,185)	(4,185)
(Loss) income applicable to common stockholders	$(14,502)	$(4,532)	$14,907	$(18,187)	$(22,314)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Three Months Ended September 30, 2017
Revenues
Golf course operations	$62,034	$—	$—	$—	$62,034
Sales of food and beverages	19,657	—	—	—	19,657
Total revenues	81,691	—	—	—	81,691
Operating costs
Operating expenses (A)	67,244	141	—	—	67,385
Cost of sales - food and beverages	5,721	—	—	—	5,721
General and administrative expense	708	60	10	1,619	2,397
General and administrative expense - acquisition and transaction expenses (B)	72	1,804	—	55	1,931
Management fee to affiliate	—	—	—	2,678	2,678
Depreciation and amortization	6,171	16	—	—	6,187
Impairment	—	—	28	—	28
Realized and unrealized loss (gain) on investments	32	—	(347)	—	(315)
Total operating costs	79,948	2,021	(309)	4,352	86,012
Operating income (loss)	1,743	(2,021)	309	(4,352)	(4,321)
Other income (expenses)
Interest and investment income	42	—	8,085	291	8,418
Interest expense, net (C)	(3,830)	—	(482)	(458)	(4,770)
Other (loss) income, net	(211)	—	413	—	202
Total other income (expenses)	(3,999)	—	8,016	(167)	3,850
Income tax benefit (D)	—	—	—	(2)	(2)
Net (loss) income	(2,256)	(2,021)	8,325	(4,517)	(469)
Preferred dividends	—	—	—	(1,395)	(1,395)
(Loss) Income applicable to common stockholders	$(2,256)	$(2,021)	$8,325	$(5,912)	$(1,864)

	Traditional Golf	Entertainment Golf	Debt Investments (E)	Corporate	Total
September 30, 2017
Total assets	319,356	19,882	23,514	173,363	536,115
Total liabilities	278,352	5,384	170	55,901	339,807
Preferred stock	—	—	—	61,583	61,583
Equity attributable to common stockholders	$41,004	$14,498	$23,344	$55,879	$134,725

Additions to property and equipment (including capital leases) during the nine months ended September 30, 2017	$15,178	$8,647	$—	$—	$23,825

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Nine Months Ended September 30, 2016
Revenues
Golf course operations	$174,718	$—	$—	$—	$174,718
Sales of food and beverages	55,086	—	—	—	55,086
Total revenues	229,804	—	—	—	229,804
Operating costs
Operating expenses (A)	195,670	—	—	—	195,670
Cost of sales - food and beverages	17,139	—	—	—	17,139
General and administrative expense	2,207	5	70	5,602	7,884
General and administrative expense - acquisition and transaction expenses (B)	1,182	911	—	371	2,464
Management fee to affiliate	—	—	—	8,027	8,027
Depreciation and amortization	19,250	—	—	—	19,250
Impairment	—	—	3,564	—	3,564
Realized and unrealized loss (gain) on investments	35	—	(3,171)	—	(3,136)
Total operating costs	235,483	916	463	14,000	250,862
Operating loss	(5,679)	(916)	(463)	(14,000)	(21,058)
Other income (expenses)
Interest and investment income	94	—	73,661	15	73,770
Interest expense, net (C)	(8,703)	—	(28,482)	(1,904)	(39,089)
Gain on deconsolidation	—	—	82,130	—	82,130
Other (loss) income, net	(272)	—	1,611	—	1,339
Total other income (expenses)	(8,881)	—	128,920	(1,889)	118,150
Income tax expense	144	—	—	—	144
Net (loss) income	(14,704)	(916)	128,457	(15,889)	96,948
Preferred dividends	—	—	—	(4,185)	(4,185)
Net income attributable to noncontrolling interest	(165)	—	—	—	(165)
(Loss) income applicable to common stockholders	$(14,869)	$(916)	$128,457	$(20,074)	$92,598

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Three Months Ended September 30, 2016
Revenues
Golf course operations	$63,249	$—	$—	$—	$63,249
Sales of food and beverages	19,913	—	—	—	19,913
Total revenues	83,162	—	—	—	83,162
Operating costs
Operating expenses (A)	69,251	—	—	—	69,251
Cost of sales - food and beverages	6,026	—	—	—	6,026
General and administrative expense	662	3	32	1,936	2,633
General and administrative expense - acquisition and transaction expenses (B)	173	682	—	200	1,055
Management fee to affiliate	—	—	—	2,676	2,676
Depreciation and amortization	6,735	—	—	—	6,735
Impairment	—	—	611	—	611
Realized and unrealized loss (gain) on investments	15	—	(6,620)	—	(6,605)
Total operating costs	82,862	685	(5,977)	4,812	82,382
Operating income (loss)	300	(685)	5,977	(4,812)	780
Other income (expenses)
Interest and investment income	17	—	32,286	7	32,310
Interest expense, net (C)	(3,340)	—	(9,405)	(393)	(13,138)
Other income, net	—	—	505	—	505
Total other income (expenses)	(3,323)	—	23,386	(386)	19,677
Income tax benefit	(38)	—	—	—	(38)
Net (loss) income	(2,985)	(685)	29,363	(5,198)	20,495
Preferred dividends	—	—	—	(1,395)	(1,395)
Net income attributable to noncontrolling interest	(177)	—	—	—	(177)
(Loss) income applicable to common stockholders	$(3,162)	$(685)	$29,363	$(6,593)	$18,923

(A)
Operating expenses includes rental expenses recorded under operating leases for carts and equipment in the amount of $0.7 million and $2.3 million for the three and nine months ended September 30, 2017, respectively, and $0.9 million and $2.9 million for the three and nine months ended September 30, 2016, respectively. Operating expenses also includes amortization of favorable and unfavorable lease intangibles in the amount of $1.0 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2016, respectively. In addition, straight-line rent associated with our Entertainment Golf venues is included in operating expenses.

(B)
Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions which may include advisory, legal, accounting, valuation and other professional or consulting fees. Transaction expenses also include personnel and other costs which do not qualify for capitalization associated with the development of new Entertainment Golf venues.

(C)
Interest expense, net includes the accretion of membership deposit liabilities in the amount of $1.6 million and $4.8 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $4.3 million for the three and nine months ended September 30, 2016, respectively. Interest expense is net of $0.1 million related to capitalized interest for Entertainment Golf for both the three and nine months ended September 30, 2017.

(D)
Effective January 1, 2017, the Company revoked its election to be treated as a REIT. As a result, the Company is subject to U.S. federal corporate income tax and the provision for income taxes is recorded in the corporate segment.

(E)
Total assets in the Debt Investments segment includes an equity method investment in the amount of $20.6 million recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

4. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment related to its Traditional and Entertainment Golf businesses:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$84,319	$—	$84,319	$84,319	$—	$84,319
Buildings and improvements	151,489	(49,553)	101,936	144,690	(39,402)	105,288
Furniture, fixtures and equipment	32,874	(22,969)	9,905	29,132	(20,516)	8,616
Capital leases - equipment	24,284	(7,602)	16,682	20,844	(4,818)	16,026
Construction in progress	13,207	—	13,207	3,362	—	3,362
Total Property and Equipment	$306,173	$(80,124)	$226,049	$282,347	$(64,736)	$217,611

In May 2017, the management agreement on a golf property in California expired and the Company exited the property.

5. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets related to the Traditional and Entertainment Golf businesses:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(87)	$613	$700	$(70)	$630
Leasehold intangibles (A)	48,107	(15,674)	32,433	48,107	(12,550)	35,557
Management contracts	35,111	(12,710)	22,401	35,207	(10,434)	24,773
Internally-developed software	800	(600)	200	800	(480)	320
Membership base	5,236	(2,805)	2,431	5,236	(2,244)	2,992
Nonamortizable liquor licenses	1,231	—	1,231	840	—	840
Total Intangibles	$91,185	$(31,876)	$59,309	$90,890	$(25,778)	$65,112

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

6. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at September 30, 2017:

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt
Credit Facilities and Capital Leases
Traditional Golf term loan (C)(D)	June 2016	102,000	99,606	Jul 2019	LIBOR+4.70%	7.92%	1.7	102,000
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%	2.20%	26.2	200
Capital leases (Equipment)	Jun 2014 - Sep 2017	17,061	17,061	Sep 2018 - Dec 2022	3.00% to 16.16%	6.55%	3.7	—
		119,261	116,867			7.71%	2.0	102,200
Less current portion of obligations under capital leases		4,484	4,484
Credit facilities and obligations under capital leases - noncurrent		114,777	112,383
Corporate
Junior subordinated notes payable (E)	Mar 2006	51,004	51,210	Apr 2035	LIBOR+2.25%	3.53%	17.6	51,004
Total debt obligations		$165,781	$163,593			6.44%	6.7	$153,204

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)
The Traditional Golf term loan is collateralized by 22 golf properties. The carrying amount of the Traditional Golf term loan is reported net of amortized deferred financing costs of $2.4 million as of September 30, 2017.

(D)	Interest rate based on 1 month LIBOR plus 4.70% with a LIBOR floor of 1.80%. At the time of closing, the Company purchased a co-terminus LIBOR interest rate cap of 1.80%.

(E)	Interest rate based on 3 month LIBOR plus 2.25%.

See Note 7 for information about the FNMA/FHLMC repurchase agreement activity for the nine months ended September 30, 2017.

Traditional Golf leases certain golf carts and other equipment under capital lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36 to 66 months. Certain leases include bargain purchase options at lease expiration.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2017 are as follows:

October 1, 2017 - December 31, 2017	$1,365
2018	5,464
2019	5,319
2020	4,039
2021	2,464
2022	662
Total minimum lease payments	19,313
Less: imputed interest	(2,252)
Present value of net minimum lease payments	$17,061

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

The Company’s credit facilities contain various customary loan covenants, including certain coverage ratios. The Company was in compliance with all of these covenants as of September 30, 2017.

7. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at September 30, 2017, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	September 30, 2017
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$2,410	$(1,521)	$889	$1,347	$—	$2,236	1	CCC	1.63%	22.61%	7.5	31.4%
Total Securities, Available for Sale (E)	$4,000	$2,410	$(1,521)	$889	$1,347	$—	$2,236	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected cash flows on the assets.

(D)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to the Company’s investments.

(E)	The total outstanding face amount was $4.0 million for floating rate securities.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine months ended September 30, 2017, the Company recorded other-than-temporary impairment charges (“OTTI”) of $0.6 million with respect to real estate securities (there was no other-than-temporary impairment recognized in other comprehensive income). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, the Company noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. Any remaining unrealized losses on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support that the carrying values of such securities were fully recoverable over their expected holding period. The Company had no securities in an unrealized loss position as of September 30, 2017. The Company has no activity related to credit losses on debt securities for the nine months ended September 30, 2017.

The table below summarizes the geographic distribution of the collateral securing the asset-backed securities (“ABS”) at September 30, 2017:

	ABS - Non-Agency RMBS
Geographic Location	Outstanding Face Amount	Percentage
Western U.S.	$1,277	31.9%
Northeastern U.S.	592	14.8%
Southeastern U.S.	1,091	27.3%
Midwestern U.S.	426	10.6%
Southwestern U.S.	614	15.4%
	$4,000	100.0%

Geographic concentrations of investments expose the Company to the potential risk of economic downturns within the relevant regions. Market conditions may make regions more vulnerable to downturns in certain market factors. Any such downturn in a region where the Company holds significant investments could have a material, negative impact on the Company.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

FNMA/FHLMC Agency Securities
These government agency securities were sold under agreements to repurchase which are treated as collateralized financing transactions. Although being pledged as collateral, securities financed through a repurchase agreement remain on the Company's Consolidated Balance Sheets as an asset and cash received from the purchaser was recorded on the Company's Consolidated Balance Sheets as a liability.

In March 2017, the Company sold $289.7 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 98.8% of par for total proceeds of $286.1 million and recognized a loss on sale of securities of $2.8 million. The Company repaid $277.8 million of repurchase agreements associated with these securities.

In August 2017, the Company sold $299.5 million face amount of agency FNMA/FHLMC fixed-rate securities at an average price of 103.2% of par for total proceeds of $309.0 million and recognized a gain on sale of securities of $2.3 million. The Company repaid $302.1 million of repurchase agreements associated with these securities.

8. REAL ESTATE RELATED AND OTHER LOANS AND RESIDENTIAL MORTGAGE LOANS

Loans are accounted for based on management’s strategy for the loan, and on whether the loan was credit-impaired at the date of acquisition. Loans acquired with the intent to sell are classified as held-for-sale.

The following is a summary of real estate related and other loans and residential mortgage loans at September 30, 2017. The loans contain various terms including fixed and floating rates. They are generally subject to prepayment.

	September 30, 2017
Loan Type	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Coupon	Weighted Average Life (Years) (A)	Floating Rate Loans as % of Face Amount	Delinquent Face Amount (B)
Mezzanine Loans	$17,767	$—	2	—%	8.39%	0.0	100.0%	$17,767
Corporate Loans	59,384	147	3	20.00%	7.69%	0.4	—%	59,384
Total Real Estate Related and other Loans Held-for-Sale, Net (C)	$77,151	$147	5	20.00%	7.85%	0.3	23.0%	$77,151

(A)	The weighted average maturity is based on the timing of expected cash flows on the assets.

(B)
Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers in bankruptcy) or considered real estate owned (“REO”). As of September 30, 2017, $77.2 million face amount of real estate related and other loans was in non-accrual status.

(C)	Real estate related and other loans held-for-sale, net is recorded in other current assets on the Consolidated Balance Sheets.

Activities relating to the carrying value of the Company’s real estate related and other loans and residential mortgage loans are as follows:

	Held-for-Sale
	Real Estate Related and Other Loans (A)	Residential Mortgage Loans (A)
Balance at December 31, 2016	$55,612	$231
Purchases / additional fundings	—	—
Interest accrued to principal balance	8,458	—
Settlements	(69,455)	(183)
Valuation allowance on loans	—	(60)
Accretion of loan discount and other amortization	5,532	—
Gain on settlement of loans	—	12
Balance at September 30, 2017	$147	$—

(A)	Recorded in other current assets on the Consolidated Balance Sheets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

The following is a rollforward of the related loss allowance:

	Held-For-Sale
	Real Estate Related and Other Loans	Residential Mortgage Loans
Balance at December 31, 2016	$(74,691)	$(464)
Charge-offs	—	524
Valuation allowance on loans	—	(60)
Balance at September 30, 2017	$(74,691)	$—

The table below summarizes the geographic distribution of real estate related and other loans and residential mortgage loans at September 30, 2017:

	Real Estate Related and Other Loans
Geographic Location	Outstanding Face Amount	Percentage
Foreign	63,454	100.0%
	$63,454	100.0%
Other (A)	13,697
Total	$77,151

(A)	Includes corporate loans which are not directly secured by real estate assets.

In August 2017, the Company received the final pay down on the resorts-related loan in the amount of $69.5 million including accrued interest. The Company recognized discount accretion of $5.5 million as part of the payoff, recorded in interest and investment income on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

9. DERIVATIVES

The Company’s derivative instrument is an interest rate cap with a fair value of $0.2 million as of September 30, 2017 and is recorded within other assets on the Consolidated Balance Sheets. As of December 31, 2016, derivative assets with a fair value of $0.4 million and $0.5 million were recorded within other current assets and other assets, respectively, on the Consolidated Balance Sheets. The Company had no derivative liabilities as of both September 30, 2017 and December 31, 2016.

The following table summarizes (gains) losses recorded in relation to derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2017	2016	2017	2016
Cash flow hedges
Deferred hedge gain reclassified from AOCI into earnings	Interest expense, net	—	—	—	(20)
Non-hedge derivatives
Unrealized loss on interest rate derivatives	Realized and unrealized (gain) loss on investments	$32	$15	$317	$34
Unrealized (gain) loss recognized related to TBAs	Realized and unrealized (gain) loss on investments	1,770	(270)	371	1,668
Realized loss on settlement of TBAs	Realized and unrealized (gain) loss on investments	228	3,730	4,669	13,675
As of both September 30, 2017 and December 31, 2016, the Company had no expected reclassification of deferred hedges from AOCI into earnings over the next 12 months.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2017:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$2,236	$2,236	Pricing models
Real estate related and other loans, held-for-sale, net (B)	147	147	Pricing models
Cash and cash equivalents	182,371	182,371
Restricted cash, current and noncurrent	6,036	6,036
Non-hedge derivative assets (C)	167	167	Counterparty quotations

Liabilities
Credit facilities - Traditional Golf term loan	99,606	103,028	Pricing models
Junior subordinated notes payable	51,210	26,595	Pricing models

(A)
Internal pricing models are used for (i) real estate securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) debt obligations which are private and untraded.

(B)	Real estate related and other loans held-for-sale, net are recorded in other current assets on the Consolidated Balance Sheets.

(C)	Represents an interest rate cap (Note 9).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
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

Fair value may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or management’s good faith estimate, and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. A significant portion of the Company’s real estate securities and loans, and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, the Company has estimated the fair value of these illiquid instruments based on internal pricing models subject to the Company’s controls described below.

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
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. For the Company’s investments in real estate securities and loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

Recurring Fair Value Measurements - Real Estate Securities and Derivatives

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets
Real estate securities, available-for-sale:
ABS - Non-Agency RMBS	$2,236	$—	$—	$2,236	$2,236
Real estate securities, available-for-sale total	$2,236	$—	$—	$2,236	$2,236

Derivative assets:
Interest rate cap, not treated as hedge	$167	$167	$—	$—	$167
Derivative assets total	$167	$167	$—	$—	$167

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$889	$2,236	12.0%	4.0%	3.2%	71.3%
Total	$889	$2,236

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2017 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2016	$1,950
Total gains (losses) (A)
Included in other comprehensive income (loss)	179
Amortization included in interest income	144
Purchases, sales and repayments (A)
Proceeds	(37)
Balance at September 30, 2017	$2,236

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the nine months ended September 30, 2017. There were no transfers into or out of Level 3 during the nine months ended September 30, 2017.

Non-Recurring Fair Value Measurements - Loans

Loans which the Company does not have the ability or intent to hold into the foreseeable future are classified as held-for-sale. Held-for-sale loans are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. These loans were written down to fair value at the time of the impairment, based on internal pricing models. All the loans were within Level 3 of the fair value hierarchy. For real estate related and other loans, the most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in the Company’s outstanding options for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2016	5,126,906	$2.79
Expired	(116,330)	13.13
Balance at September 30, 2017	5,010,576	$2.55	5.84

Exercisable at September 30, 2017	3,858,081	$2.58	5.86

As of September 30, 2017, the Company’s outstanding options were summarized as follows:

Issued in 2011 and thereafter
Held by the Manager	3,857,748
Issued to the Manager and subsequently transferred to certain of the Manager’s employees	1,152,495
Issued to the independent directors	333
Total	5,010,576
Weighted average strike price	$2.55

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

On August 1, 2017, the Company declared dividends of $0.609375, $0.503125, $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning August 1, 2017 and ending October 31, 2017. Dividends totaling $1.4 million were paid on October 31, 2017.

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

B. Earnings Per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings per share:
(Loss) Income from continuing operations after preferred dividends and noncontrolling interests	$(1,864)	$18,923	$(22,314)	$92,598
(Loss) Income Applicable to Common Stockholders	$(1,864)	$18,923	$(22,314)	$92,598

Denominator:
Denominator for basic earnings per share - weighted average shares	66,932,744	66,730,583	66,883,291	66,688,962
Effect of dilutive securities
Options	—	2,342,093	—	2,064,570
Denominator for diluted earnings per share - adjusted weighted average shares	66,932,744	69,072,676	66,883,291	68,753,532

Basic earnings per share:
(Loss) Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.03)	$0.28	$(0.33)	$1.39

(Loss) Income Applicable to Common Stock, per share	$(0.03)	$0.28	$(0.33)	$1.39

Diluted earnings per share:
(Loss) Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.03)	$0.27	$(0.33)	$1.35

(Loss) Income Applicable to Common Stock, per share	$(0.03)	$0.27	$(0.33)	$1.35

Basic EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are its outstanding stock options. During the three and nine months ended September 30, 2017, the Company had 566,894 and 269,311 antidilutive options, respectively. During the three and nine months ended September 30, 2016, the Company had 267,706 and 335,725 antidilutive options, respectively. During the three and nine months ended September 30, 2017, based on the treasury stock method, the Company had 1,180,858 and 1,556,898 potentially dilutive common stock equivalents, respectively, which were excluded due to the Company's loss position. During the three and nine months ended September 30, 2016, based on the treasury stock method, the Company had 2,342,093 and 2,064,570 dilutive common stock equivalents, respectively, resulting from its outstanding options. Income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends and net income (loss) attributable to noncontrolling interest.

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Management Agreement
The Company is party to a Management Agreement with FIG LLC, its Manager and an affiliate of Fortress Investment Group LLC (“Fortress”), which provides for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance is reviewed annually and the Management Agreement may be terminated by the Company by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the 12 consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager provides for a management team and other professionals who are responsible for implementing our business strategy, subject to

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

the supervision of our board of directors. Our Manager is responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. For performing these services, the Company pays the Manager an annual management fee equal to 1.5% of the gross equity of the Company, as defined, including adjustments for return of capital dividends.
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

	Amounts incurred under the Management Agreement
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Management fees	$2,553	$2,551	$7,657	$7,652
Expense reimbursement to the Manager	125	125	375	375
Incentive compensation	—	—	—	—
Total Management fee to affiliate	$2,678	$2,676	$8,032	$8,027

At September 30, 2017, Fortress, through its affiliates, and principals of Fortress, owned 5.1 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.9 million shares of the Company’s common stock (Note 11).
At both September 30, 2017 and December 31, 2016, due to affiliates was comprised of $0.9 million in management fees and expense reimbursements payable to the Manager.

Other Affiliated Entities
In April 2006, the Company securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of the Company’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer receives, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, the Company entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At September 30, 2017, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $209.0 million and $315.6 million, respectively. The Company received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the three and nine months ended September 30, 2017 and 2016. The Company's exposure to loss is solely limited to the carrying amount of the residual interests and retained bonds which are issued by Subprime Portfolios I and II.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

In April 2010, the Company, through two of its CDOs, made a cash investment of $75.0 million in the resorts-related loan to a portfolio company of a private equity fund managed by an affiliate of the Company’s Manager through July 31, 2017. The Company’s chairman was a director of and had an indirect ownership interest in the borrower. This investment improved the applicable CDOs’ results under some of their respective tests, and yielded approximately 22.5%. In September 2016, the Company received a $109.9 million pay down on the loan. In August 2017, the Company received the final pay down of the loan in the amount of $69.5 million (see Note 8). The Company earned approximately $6.9 million and $14.0 million of income on investments issued by affiliates of the Manager for the three and nine months ended September 30, 2017, respectively, and $19.7 million and $36.2 million of income on investments issued by affiliates of the Manager for the three and nine months ended September 30, 2016, respectively. The income on investments includes recognition of discount accretion for the three and nine months ended September 30, 2017 and 2016.
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

13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2017, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - In 2016, the Company entered into a ground lease in Orlando, Florida. During June 2017, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes three 5-year renewal options.

Contingencies - In September 2017, Hurricane Irma caused significant damage to a Traditional Golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and are expected to reopen prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company is currently unable to estimate the future financial impact of the hurricane damage as the repair costs and potential insurance proceeds are still being assessed.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

14. INCOME TAXES

The provision for income taxes consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current:
Federal	$(2)	$(37)	$1,047	$27
State and Local	—	(1)	—	20
Total Current (Benefit) Provision	$(2)	$(38)	$1,047	$47
Deferred:
Federal	$—	$—	$—	$83
State and Local	—	—	—	14
Total Deferred Provision	$—	$—	$—	$97

Total (Benefit) Provision for Income Taxes	$(2)	$(38)	$1,047	$144
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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2017 are presented below:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Allowance for loan losses	$379	$358
Depreciation and amortization	39,804	38,598
Accrued expenses	2,285	2,885
Interest	6,391	16,503
Net operating losses	151,107	162,629
Capital losses	9,241	—
Other	3,151	2,036
Total deferred tax assets	212,358	223,009
Less valuation allowance	(152,288)	(133,192)
Net deferred tax assets	$60,070	$89,817
Deferred tax liabilities:
Leaseholds	12,780	13,681
Cancellation of debt	47,290	75,632
Other	—	504
Total deferred tax liabilities	$60,070	$89,817
Net deferred tax assets	$—	$—

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
SEPTEMBER 30, 2017
(dollars in tables in thousands, except share data)

The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2017 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

15. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to September 30, 2017 through the issuance of these Consolidated Financial Statements.

On October 4, 2017, the Company issued an aggregate of 30,822 shares of its common stock to its independent directors as a component of their annual compensation.

On October 31, 2017, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning November 1, 2017 and ending January 31, 2018. Dividends totaling $1.4 million will be paid on January 31, 2018 to stockholders of record on January 2, 2018.

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

GENERAL
The Company is a leading owner and operator of golf-related leisure and entertainment businesses. On December 28, 2016, the Company changed its name from Newcastle Investment Corp. to Drive Shack Inc. in connection with its transformation to a leisure and entertainment company. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” We are externally managed and advised by FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”). For further information relating to our business, see “Business Overview” below.
We conduct our business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments and (iv) corporate. Revenues attributable to each segment are disclosed below (in thousands):

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Nine Months Ended September 30, 2017
Revenues and interest and investment income	$222,306	$—	$22,137	$450	$244,893

Nine Months Ended September 30, 2016
Revenues and interest and investment income	$229,898	$—	$73,661	$15	$303,574

Business Overview

Traditional Golf | American Golf
American Golf (as defined below) is one of the largest owners and operators of golf properties in the United States. As of September 30, 2017, we owned, leased or managed 77 properties across 13 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 50,000 members, who played over 3.0 million rounds at our properties during the nine months ended September 30, 2017.
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

The following summarizes the American Golf properties and holes as of September 30, 2017:

Entertainment Golf | Drive Shack
Drive Shack is an entertainment company that combines golf, competition, dining and fun. Drive Shack plans to open a chain of next-generation entertainment golf venues across the United States and internationally, with each venue featuring multiple stories of hitting suites where friends, family, co-workers or complete strangers may compete in a technologically-enhanced golf games. Consumers who are seeking a good time, but not looking to participate in the game, would be able to spectate from one of Drive Shack’s restaurant or lounge areas. Drive Shack is developing its inaugural venue in Orlando, Florida with a planned opening in the first quarter of 2018.

Debt Investments | Loans & Securities
The Company historically invested in loans and securities. As the Company continues to transform to a leisure and entertainment company, under the name Drive Shack, management is working to optimize and monetize the remaining loans and securities owned through pay downs and sales.
As of September 30, 2017, we monetized the majority of our debt investment portfolio including all of the agency Fannie Mae/Freddie Mac (“FNMA/FHLMC”) securities and our investment in a resorts-related loan as described below. See Notes 7 and 8 in Part I, Item 1. “Financial Statements” for additional information.
In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new loan to Intrawest Cayman L.P. and its subsidiaries (“Intrawest”), a portfolio company of private equity funds managed by an affiliate of our Manager through July 31, 2017. In addition, Mr. Wesley R. Edens is Chairman of our board of directors, and was a director of Intrawest and had an indirect ownership interest in Intrawest through July 31, 2017. In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.50%.  On September 23, 2016, we received a $109.9 million pay down on this loan. On August 1, 2017, we received a final pay down on this loan in the amount of $69.5 million. See Notes 8 and 12 in Part I, Item 1. “Financial Statements” for additional information.

MARKET CONSIDERATIONS

Our ability to execute our business strategy, particularly the development of our Entertainment Golf business, depends to a degree on our ability to continue to monetize our Debt Investments and obtain additional capital. As of September 30, 2017, we have substantially monetized the remaining loans and securities in our Debt Investments segment, see “- Debt Investments Loans & Securities” above. We have not accessed the capital markets since 2014, and rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

Our ability to generate income is dependent on, among other factors, our ability to raise capital and finance property on favorable terms, deploy capital on a timely basis at attractive returns, and exit property at favorable yields. Market conditions outside of our control, such as interest rates, inflation, consumer discretionary spending and stock market volatility affect these objectives in a variety of ways.

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

Entertainment Golf Business

We are in the construction and development phase, as well as in the process of exploring sites for Entertainment Golf venues. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes could impact our business. In addition, similar to our Traditional Golf business, trends in consumer spending, as well as climate and weather patterns, could have a significant impact on the markets in which we will operate.
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

Impairment of Property and Equipment

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

Valuation of Securities

Fair value of securities may be based upon broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications or a good faith estimate thereof and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity. Our non-Agency RMBS security is currently not traded in active markets and therefore has little or no price transparency. As a result, we have estimated the fair value of this illiquid security based on internal pricing models rather than the sources described above. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant and immediate increase or decrease in our book equity. For securities valued with pricing models, these inputs include the discount rate, assumptions relating to prepayments, default rates and loss severities, as well as other variables.

See Note 10 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for information regarding the fair value of our investments, and respective estimation methodologies as of September 30, 2017.

Our securities must be categorized by the “level” of inputs used in estimating their fair values. Level 1 would be assets or liabilities valued based on quoted prices for identical instruments in active markets. We have no Level 1 assets or liabilities. Level 2 would be assets or liabilities valued based on quoted prices in active markets for similar instruments, on quoted prices in less active or inactive markets, or on other “observable” market inputs. Level 3 would be assets or liabilities valued based significantly on “unobservable” market inputs. Fair value under GAAP represents an exit price in the normal course of business, not a forced liquidation price. Our non-Agency RMBS security is categorized as a Level 3 asset. If we were forced to sell this asset in a short period to meet liquidity needs, the price we receive could be substantially less than the recorded fair value.

Our estimation of the fair value of Level 3 assets valued using internal models involves significant judgment. The inputs to our models include discount rates, prepayment speeds, default rates and severity assumptions. For securities valued with internal models, which have an aggregate fair value of $2.2 million as of September 30, 2017, a 10% unfavorable change in our assumptions would result in the following decreases in such aggregate fair value (in thousands):

ABS - Non-Agency RMBS
Outstanding face amount	$4,000

Fair value	$2,236

Effect on fair value with 10% unfavorable change in:
Discount rate	$(150)
Prepayment rate	$(47)
Default rate	$(3)
Loss severity	$(25)

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

Loans

We invest in real estate related and other loans, residential mortgage loans. Loans for which we do not have the intent or the ability to hold for the foreseeable future, or until maturity or payoff, are classified as held-for-sale. Loans are presented in the Consolidated Balance Sheets net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. We also evaluate our loans at acquisition for evidence of credit quality deterioration. Loans for which we determine that it is probable that we will not collect all contractually required principal and interest payments at acquisition are categorized as loans acquired at a discount for credit quality.

Revenue Recognition on Loans Held for Sale

Real estate related and other loans that are considered held for sale are carried at the lower of amortized cost or market value. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held for sale, except when a pay down or sale has happened in the period. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held for sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance. A rollforward of the allowance is included in Note 8 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements.”

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

Recent Accounting Pronouncements

See Note 2 in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$62,034	$63,249	$(1,215)	(1.9)%
Sales of food and beverages	19,657	19,913	(256)	(1.3)%
Total revenues	81,691	83,162	(1,471)	(1.8)%
Operating costs
Operating expenses	67,385	69,251	(1,866)	(2.7)%
Cost of sales - food and beverages	5,721	6,026	(305)	(5.1)%
General and administrative expense	4,328	3,688	640	17.4%
Management fee to affiliate	2,678	2,676	2	0.1%
Depreciation and amortization	6,187	6,735	(548)	(8.1)%
Impairment	28	611	(583)	(95.4)%
Realized and unrealized gain on investments	(315)	(6,605)	(6,290)	(95.2)%
Total operating costs	86,012	82,382	3,630	4.4%
Operating (loss) income	(4,321)	780	(5,101)	N.M.

Other income (expenses)
Interest and investment income	8,418	32,310	(23,892)	(73.9)%
Interest expense, net	(4,770)	(13,138)	(8,368)	(63.7)%
Other income, net	202	505	(303)	(60.0)%
Total other income (expenses)	3,850	19,677	(15,827)	(80.4)%

(Loss) income before income tax	$(471)	$20,457	$(20,928)	(102.3)%

N.M. - Not meaningful.

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$168,969	$174,718	$(5,749)	(3.3)%
Sales of food and beverages	53,223	55,086	(1,863)	(3.4)%
Total revenues	222,192	229,804	(7,612)	(3.3)%
Operating costs
Operating expenses	187,730	195,670	(7,940)	(4.1)%
Cost of sales - food and beverages	15,762	17,139	(1,377)	(8.0)%
General and administrative expense	11,115	10,348	767	7.4%
Management fee to affiliate	8,032	8,027	5	0.1%
Depreciation and amortization	17,952	19,250	(1,298)	(6.7)%
Impairment	60	3,564	(3,504)	(98.3)%
Realized and unrealized loss (gain) on investments	6,361	(3,136)	(9,497)	(302.8)%
Total operating costs	247,012	250,862	(3,850)	(1.5)%
Operating loss	(24,820)	(21,058)	3,762	17.9%

Other income (expenses)
Interest and investment income	22,701	73,770	(51,069)	(69.2)%
Interest expense, net	(15,335)	(39,089)	(23,754)	(60.8)%
Gain on deconsolidation	—	82,130	(82,130)	(100.0)%
Other income, net	372	1,339	(967)	(72.2)%
Total other income (expenses)	7,738	118,150	(110,412)	(93.5)%

(Loss) income before income tax	$(17,082)	$97,092	$(114,174)	(117.6)%

Revenues from Golf Course Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues from golf course operations decreased by $1.2 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $2.3 million decrease from lease terminations in 2016 partially offset by (ii) a $1.1 million increase due to additional initiation fees from new member sales and higher membership rates.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues from golf course operations decreased by $5.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $6.6 million decrease from lease terminations in 2016 and (ii) a $3.6 million decrease in green fee and cart rental revenue primarily as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $3.0 million increase due to additional initiation fees from new member sales and higher membership rates and (iv) a $1.5 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Sales of Food and Beverages

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Sales of food and beverages decreased by $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $0.5 million decrease from lease terminations in 2016, partially offset by (ii) a $0.2 million increase from private events.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Sales of food and beverages decreased by $1.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $1.5 million decrease from lease terminations in 2016 and (ii) a $1.1 million decrease in property dining as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $0.7 million increase in private events.

Operating Expenses

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Operating expenses decreased by $1.9 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $2.5 million decrease from lease terminations in 2016, partially offset by (ii) a $0.5 million increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage and (iii) a $0.1 million increase in operating expenses for our Entertainment Golf venue in Orlando.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Operating expenses decreased by $7.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $7.8 million decrease from lease terminations in 2016 and (ii) a $0.8 million decrease in rent expense, partially offset by (iii) a $0.5 increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage and (iv) a $0.2 million increase in operating expenses for our Entertainment Golf venue in Orlando.

Cost of Sales - Food and Beverages

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Cost of sales - food and beverages decreased by $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $0.2 million decrease from lease terminations in 2016 and (ii) a $0.1 million decrease due to lower sales of food and beverages.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Cost of sales - food and beverages decreased by $1.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $0.9 million decrease primarily due to lower food sales as a result of unfavorable weather conditions, especially in California and (ii) a $0.5 million decrease from lease terminations in 2016.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

General and administrative expense increased by $0.6 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a $1.2 million increase related to the development of the Entertainment Golf business, offset by a $0.6 million decrease in corporate expenses.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

General and administrative expense increased by $0.8 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase of $3.4 million related to the development of the Entertainment Golf business, offset by decreases of $1.9 million in corporate accounting expenses and $0.7 million in Traditional Golf transaction expenses.

Management Fee to Affiliate

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

There was no significant change in management fee to affiliate during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

There was no significant change in management fee to affiliate during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Depreciation and Amortization

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Depreciation and amortization decreased by $0.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Depreciation and amortization decreased by $1.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Impairment

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The impairment of less than $0.1 million during the three months ended September 30, 2017 is due to valuation allowance recorded on a residential mortgage loan. The impairment of $0.6 million during the three months ended September 30, 2016 is due to a $0.4 million valuation allowance recorded on a corporate loan and a $0.2 million valuation allowance recorded on two residential mortgage loans.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The impairment of $0.1 million during the nine months ended September 30, 2017 is due to valuation allowance recorded on a residential mortgage loan. The impairment of $3.6 million during the nine months ended September 30, 2016 is due to a $3.3 million valuation allowance recorded on a corporate loan, a $0.2 million valuation allowance recorded on two residential mortgage loans and other-than-temporary impairment of $0.1 million recorded on a real estate debt security.

Realized and Unrealized (Gain) Loss on Investments

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Realized and unrealized gain on investments decreased by $6.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016. During the three months ended September 30, 2017, we recorded an unrealized loss of $1.8 million on the mark-to-market value of derivatives and a realized loss of $0.2 million on the settlement of derivatives, offset by a gain of $2.3 million on the settlement of Agency RMBS. During the three months ended September 30, 2016, we recorded a $10.1 million gain on real estate debt securities including the Agency RMBS and a $0.2 million unrealized gain on the mark-to-market value of derivatives, offset by a $3.7 million realized loss on the settlement of derivatives.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Realized and unrealized (gain) loss on investments decreased by $9.5 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we recorded a net realized loss of $0.4 million on the sale of Agency RMBS, an unrealized loss of $0.6 million on the mark-to-market value of Agency RMBS, a realized loss of $4.7 million on the sale of derivatives and an unrealized loss of $0.7 million on the mark-to-market value of derivatives. During the nine months ended September 30, 2016, we recorded an $18.6 million gain on debt securities, offset by a $13.7 million realized loss on the settlement of derivatives, an unrealized loss of $1.7 million on the mark-to-market value of derivatives and a $0.1 million loss on settlement of loans held for sale.

Interest and Investment Income

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Interest and investment income decreased by $23.9 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to: (i) an $8.3 million decrease related to our subprime mortgage loan call option, which was sold in the fourth quarter of 2016, (ii) a $7.8 million decrease of paid in kind ("PIK") interest earned on a resorts-related loan as a result of a pay down in the third quarter of 2016, (iii) a $5.0 million decrease on the accretion of discount recognized on a resorts-related loan and (iv) a $3.1 million decrease related to interest income on debt securities, offset by an increase of $0.3 million in corporate bank interest.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Interest and investment income decreased by $51.1 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to: (i) a $25.4 million decrease related to our subprime mortgage loan call option, which was sold in the fourth quarter of 2016, (ii) a $17.2 million decrease of PIK interest earned on a resorts-related loan as a result of a pay down in the third quarter of 2016, (iii) a $5.0 million decrease on the accretion of discount recognized on a resorts-related loan and (iv) a $3.9 million decrease in real estate securities and loans, offset by an increase of $0.4 million in corporate bank interest.

Interest Expense, Net

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Interest expense, net decreased by $8.4 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to the sale of our subprime mortgage loan call option in the fourth quarter of 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Interest expense, net decreased by $23.8 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to a $25.4 million decrease related to our subprime mortgage loan call option which was sold in the fourth quarter of 2016 and a $0.6 million decrease as a result of a lower weighted average coupon on the junior subordinated notes payable, offset by an increase of $2.3 million on the financings related to the Traditional Golf business.

Gain on Deconsolidation

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

There were no deconsolidations during the three months ended September 30, 2017 and 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

There were no deconsolidations during the nine months ended September 30, 2017. The gain on deconsolidation of $82.1 million during the nine months ended September 30, 2016 is related to the deconsolidation of CDO VI.

Other Income, Net

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Other income, net decreased by $0.3 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due in part to lease disposition costs incurred in 2017 for leases exited in 2016 for the Traditional Golf business.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Other income, net decreased by $1.0 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due in part to lease disposition costs incurred in 2017 for leases exited in 2016 for the Traditional Golf business.

Traditional Golf Segment Results

Comparison of Traditional Golf Results of Operations for the three and nine months ended September 30, 2017 and 2016

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$62,034	$63,249	$(1,215)	(1.9)%
Sales of food and beverages	19,657	19,913	(256)	(1.3)%
Total revenues	81,691	83,162	(1,471)	(1.8)%
Operating costs
Operating expenses	67,244	69,251	(2,007)	(2.9)%
Cost of sales - food and beverages	5,721	6,026	(305)	(5.1)%
General and administrative expense	780	835	(55)	(6.6)%
Depreciation and amortization	6,171	6,735	(564)	(8.4)%
Realized and unrealized loss on investments	32	15	17	113.3%
Total operating costs	79,948	82,862	(2,914)	(3.5)%
Operating income	1,743	300	1,443	N.M.

Other income (expenses)
Interest and investment income	42	17	25	147.1%
Interest expense, net	(3,830)	(3,340)	490	14.7%
Other loss, net	(211)	—	211	N.M.
Total other income (expenses)	(3,999)	(3,323)	676	20.3%

Loss before income tax	$(2,256)	$(3,023)	$(767)	(25.4)%

	Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$168,969	$174,718	$(5,749)	(3.3)%
Sales of food and beverages	53,223	55,086	(1,863)	(3.4)%
Total revenues	222,192	229,804	(7,612)	(3.3)%
Operating costs
Operating expenses	187,539	195,670	(8,131)	(4.2)%
Cost of sales - food and beverages	15,762	17,139	(1,377)	(8.0)%
General and administrative expense	2,710	3,389	(679)	(20.0)%
Depreciation and amortization	17,936	19,250	(1,314)	(6.8)%
Realized and unrealized loss on investments	317	35	282	N.M.
Total operating costs	224,264	235,483	(11,219)	(4.8)%
Operating loss	(2,072)	(5,679)	(3,607)	(63.5)%

Other income (expenses)			—
Interest and investment income	114	94	20	21.3%
Interest expense, net	(11,500)	(8,703)	2,797	32.1%
Other loss, net	(1,044)	(272)	772	283.8%
Total other income (expenses)	(12,430)	(8,881)	3,549	40.0%

Loss before income tax	$(14,502)	$(14,560)	$(58)	(0.4)%

N.M. - Not meaningful.

Revenues from Golf Course Operations
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues from golf course operations decreased by $1.2 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $2.3 million decrease from lease terminations in 2016, partially offset by (ii) a $1.1 million increase due to additional initiation fees from new member sales and higher membership rates.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues from golf course operations decreased by $5.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $6.6 million decrease from lease terminations in 2016 and (ii) a $3.6 million decrease in green fee and cart rental revenue primarily as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $3.0 million increase due to additional initiation fees from new member sales and higher membership rates and (iv) a $1.5 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Sales of Food and Beverages

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Sales of food and beverages decreased by $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $0.5 million decrease from lease terminations in 2016, partially offset by (ii) a $0.2 million increase from private events.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Sales of food and beverages decreased by $1.9 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $1.5 million decrease from lease terminations in 2016 and (ii) a $1.1 million decrease in property dining as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $0.7 million increase in private events.

Operating Expenses
Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Operating expenses decreased by $2.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $2.5 million decrease from lease terminations in 2016, partially offset by (ii) a $0.5 million increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Operating expenses decreased by $8.1 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $7.8 million decrease from lease terminations in 2016 and (ii) a $0.8 million decrease in rent expense, partially offset by (iii) a $0.5 increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage.

Cost of Sales - Food and Beverages

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Cost of sales - food and beverages decreased by $0.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $0.2 million decrease from lease terminations in 2016 and (ii) a $0.1 million decrease due to lower sales of food and beverages.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Cost of sales - food and beverages decreased by $1.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $0.9 million decrease primarily due to lower food sales as a result of unfavorable weather conditions, especially in California and (ii) a $0.5 million decrease from lease terminations in 2016.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

There was no significant change in general and administrative expense during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

General and administrative expense decreased by $0.7 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $0.9 million decrease in professional fees incurred related to the golf financing obtained in June 2016, partially offset by (ii) a $0.2 million increase in other transaction-related costs incurred in 2017.

Depreciation and Amortization

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Depreciation and amortization decreased by $0.6 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Depreciation and amortization decreased by $1.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.

Realized and Unrealized Loss on Investments

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

There was no significant change in realized and unrealized loss on investments during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Realized and unrealized loss on investments increased by $0.3 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to gains recorded on the interest rate cap for our Traditional Golf term loan.

Interest and Investment Income

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

There was no significant change in interest and investment income during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

There was no significant change in interest and investment income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Interest Expense, Net

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

Interest expense, net increased by $0.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to: (i) a $0.2 million increase in membership deposit liability interest accretion due to more members and (ii) a $0.3 million increase related to higher financing costs in 2017.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Interest expense, net increased by $2.8 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to: (i) a $3.8 million increase related to the golf refinancing obtained in June 2016, (ii) a $0.5 million increase in membership deposit liability interest accretion due to more members and (iii) a $0.2 million increase due to additional capital leases, partially offset by (iv) a $1.7 million decrease related to the golf repurchase agreement exited in June 2016.

Other Loss, Net

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

There was no significant change in other loss, net during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Other loss, net increased by $0.8 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due in part to lease disposition costs incurred in 2017 for leases exited in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments, fund capital for our Traditional and Entertainment Golf businesses and other general business needs.

Our primary sources of funds for liquidity consist of net cash provided by operating activities, sales or repayments of assets, potential refinancing of existing debt, potential issuance of new debt or equity securities, when feasible. We have the ability to publicly or privately issue common stock, preferred stock, depository shares, debt securities and warrants, subject to market and other conditions. Our debt obligations are generally secured directly by our assets, except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we believe we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next 12 months, we expect that our cash on hand combined with our other primary sources of funds for liquidity will be sufficient to satisfy our anticipated liquidity needs with respect to our current portfolio, including related financings, capital expenditures for our Traditional and Entertainment Golf businesses, working capital needs and operating expenses. In addition, we may have additional cash requirements with respect to incremental investments related to our Traditional Golf business and executing our strategic objectives for our Entertainment Golf business. In addition to our available cash, we may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations and capital expenditures, through our cash on hand and, if needed, additional borrowings, proceeds from equity offerings and the liquidation or refinancing of our assets. We continually monitor market conditions for financing opportunities, and at any given time, we may enter into or pursue one or more of the transactions described above.

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

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest payable at maturity) and deferred financing costs, (ii) amortization of favorable and unfavorable leasehold intangibles from the acquisition of the Traditional Golf business in December 2013, (iii) accretion of the golf membership deposit liabilities in interest expense, (iv) recognition of deferred revenue from initiation fee deposits, (v) amortization of prepaid golf membership dues, (vi) gains and losses from sales of assets, (vii) the valuation allowance recorded in connection with our loan assets, as well as other-than-temporary impairment on our securities, Traditional Golf business and other investments, (viii) unrealized gains or losses on our investments, (ix) non-cash gains or losses associated with our early extinguishment of debt, (x) non-cash gains on deconsolidation, and (xi) depreciation and amortization on our assets.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf-related real estate and operations. The Company has paid preferred dividends of $4.2 million thus far in fiscal year 2017, and our board of directors elected not to declare common stock dividends in the first nine months of fiscal year 2017 to retain capital for growth. For the nine months ended September 30, 2017, the Company reported net cash used in operating activities of $14.6 million, net cash provided by investing activities of $672.6 million, net cash used in financing activities of $615.7 million and cash and cash equivalents of $182.4 million as of September 30, 2017. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of September 30, 2017, we had $182.4 million of available cash, including $3.9 million of working capital for the Traditional Golf business and $69.5 million from the final pay down received on the resorts-related loan (see Note 8 in Part I, Item 1. “Financial Statements” for additional information). On August 1, 2017, we declared quarterly preferred dividends of $1.4 million which were paid on October 31, 2017.

Short-term liquidity requirements – As of September 30, 2017, we expect our short-term liquidity requirements to include a total of approximately $25.0 to $30.0 million for both Drive Shack Orlando and customary Traditional Golf capital expenditures.

Margin Exposure and Recourse Financings – In August 2017, we sold the remaining FNMA/FHLMC securities and repaid the repurchase agreements related to the financing of the FNMA/FHLMC securities. We have no margin exposure following the repayment of the repurchase agreements. See Notes 6 and 7 in Part I, Item 1. “Financial Statements” for additional information.

Our liquidity, available capital resources and capital obligations could change rapidly due to a variety of factors, many of which are beyond our control. Set forth below is a discussion of some of the factors that could impact our liquidity, available capital resources and capital obligations.

Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations

We refer readers to our discussions in other sections of this report for the following information:

•	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;

•	As described above, under “- Sources of Liquidity and Uses of Capital,” we may be subject to capital obligations associated with our Traditional and Entertainment Golf businesses;

•	Our debt obligations are also subject to refinancing risk upon the maturity of the related debt. See “– Debt Obligations” below; and

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A. “Risk Factors” below.

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

•
Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the repayment or sale of certain assets may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 6 to our Consolidated Financial Statements included herein, existing at September 30, 2017 (gross of $2.2 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2017 through December 31, 2017	$1,092	$—	$1,092
2018	4,553	—	4,553
2019	106,713	—	106,713
2020	3,712	—	3,712
2021	2,343	—	2,343
2022	648	—	648
Thereafter	200	51,004	51,204
Total	$119,261	$51,004	$170,265

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

The financing of our Traditional Golf business contain various customary loan covenants, including certain coverage ratios. We were in compliance with all of the covenants as of September 30, 2017. In addition, as of September 30, 2017, we had complied with the general investment guidelines adopted by our board of directors that limit total leverage.

Repurchase Agreements

As indicated above, the repurchase agreements were fully repaid in August 2017, following the sale of the FNMA/FHLMC securities.

Equity

Common Stock

At September 30, 2017, we had 66,932,744 shares of common stock outstanding.

See Note 11 in Part I, Item 1. “Financial Statements” for information on our outstanding options as of September 30, 2017.

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2017	January 2017	$0.609	$0.503	$0.523
April 30, 2017	April 2017	$0.609	$0.503	$0.523
July 31, 2017	July 2017	$0.609	$0.503	$0.523
October 31, 2017	October 2017	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income

During the nine months ended September 30, 2017, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2016	$1,168
Net unrealized gain on available-for-sale securities	2,524
Reclassification of net realized gain on securities into earnings	(2,345)
Accumulated other comprehensive income, September 30, 2017	$1,347

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates. Net unrealized gains on our real estate securities increased during the nine months ended September 30, 2017 in accumulated other comprehensive income primarily as a result of unrealized gains on our fixed rate Agency RMBS caused by lower variable interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash used in operating activities was $14.6 million for the nine months ended September 30, 2017 and $14.7 million for the nine months ended September 30, 2016. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦
$4.9 million in our Traditional Golf business primarily as a result of higher fundings of escrow related to the closing of the Traditional Golf term loan in the second quarter of 2016 for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016;

◦
$1.0 million due to savings in interest paid as a result of lower interest rates associated with our junior subordinated notes payable for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016; and

◦	$1.6 million due to savings in corporate professional fees.

•	Operating cash flows decreased by:

◦	$4.9 million of higher costs associated with the development of the Entertainment Golf;

◦	$1.2 million of lower interest and other fees collected due to the sale of real estate securities; and

◦	$1.3 million in estimated federal tax payments for fiscal year 2017 as the Company revoked its election to be treated as a REIT effective January 1, 2017.

Investing Activities

Investing activities provided $672.6 million and used $378.3 million during the nine months ended September 30, 2017 and 2016, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Traditional Golf properties, Entertainment Golf venues and real estate securities and payments for settlement of derivatives. Proceeds from cash flows from investing activities consisted primarily of sale of investments and repayments from loans and securities.

Financing Activities

Financing activities used $615.7 million and provided $481.6 million during the nine months ended September 30, 2017 and 2016, respectively. Proceeds of cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate Risk

As of September 30, 2017, we are subject to interest rate risk with respect to our credit facilities and corporate loan. These risks are further described in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of September 30, 2017, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2017, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2016, excluding the debt which was repaid, spun-off or repurchased, as described in “– Liquidity and Capital Resources.”

In addition, we had the following material contractual obligations that we executed during the nine months ended September 30, 2017.

•
In October 2016, American Golf entered into an agreement to lease office space in El Segundo, California to serve as its new corporate headquarters. The lease commenced in February 2017 and expires in May 2022 with an option to extend to May 2027.

•
In 2016, the Company entered into a ground lease in Orlando, Florida. During June 2017, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes three 5-year renewal options.

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

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) Income applicable to common stockholders	$(1,864)	18,923	$(22,314)	$92,598
Add (Deduct):
Impairment	28	611	60	3,564
Realized and unrealized (gain) loss on investments	(315)	(6,605)	6,361	(3,136)
Other loss (income)(A)	185	(121)	777	(82,340)
Depreciation and amortization(B)	8,826	9,259	25,840	26,953
Acquisition, transaction, restructuring and spin-off related expenses(C)	1,953	1,093	4,890	2,830
Core earnings	$8,813	$23,160	$15,614	$40,469

(A)	Other (loss) income reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total other income (loss)	$3,850	$19,677	$7,738	$118,150
Add (deduct):
Equity in earnings from equity method investees	(387)	(384)	(1,149)	(1,129)
Interest and investment income	(8,418)	(32,310)	(22,701)	(73,770)
Interest expense, net	4,770	13,138	15,335	39,089
Other (loss) income	$(185)	$121	$(777)	$82,340

(B)
Including accretion of membership deposit liabilities of $1.6 million and $4.8 million and amortization of favorable and unfavorable leasehold intangibles of $1.0 million and $3.1 million in the three and nine months ended September 30, 2017, respectively. Including accretion of membership deposit liabilities of $1.4 million and $4.3 million and amortization of favorable and unfavorable leasehold intangibles of $1.1 million and $3.4 million in the three and nine months ended September 30, 2016, respectively. The accretion of membership deposit liabilities was recorded to interest expense, net and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses.

(C)
Including acquisition and transaction expenses of $1.9 million and $4.9 million and restructuring expenses of less than $0.1 million and less than $0.1 million during the three and nine months ended September 30, 2017, respectively. Including acquisition and transaction expenses of $1.1 million and $2.5 million and restructuring expenses of zero and $0.3 million during the three and nine months ended September 30, 2016, respectively. The acquisition and transaction costs were recorded to general and administrative expense and restructuring expenses were recorded to operating expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As of September 30, 2017, we substantially exited our real estate related debt positions, which significantly reduced our market risk exposure related to interest rate risk, credit spread risk and credit risk. We are also exposed to inflationary factors in our business.

Interest Rate Risk
We are exposed to market risks from fluctuations in interest rates on our credit facilities and corporate loan. The objective of our financial risk management is to minimize and mitigate the potential negative impact of interest rates. We do not acquire market risk sensitive instruments for trading purposes. We manage interest rate risk through the use of an interest rate cap which fixes a portion of our variable-rate long-term debt on our credit facility.

Inflation

The primary inflationary factors affecting our operations include materials and labor costs. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. In some cases, some of our lease commitments are tied to consumer price index (“CPI”) increases. We are also subject to interest rate changes based on market conditions. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our capital needs, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Interest Rate Risk” above.

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

As of September 30, 2017, we operated multiple golf properties in several metropolitan areas, including 30 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

Our operations consist almost entirely of golf properties that encompass a large amount of real estate holdings. Accordingly, we are subject to the risks associated with holding real estate investments. A prolonged decline in the popularity of golf could adversely affect the value of our real estate holdings and could make it difficult to sell facilities or businesses.

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

Accidents or injuries at our properties or in connection with our operations may subject us to liability, and accidents or injuries could negatively impact our reputation and attendance, which would harm our business, financial condition and results of operations.

There are inherent risks of accidents or injuries at our properties or in connection with our operations, including injuries from premises liabilities such as slips, trips and falls. If accidents or injuries occur at any of our properties, we may be held liable for costs related to such incidents. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances. There can also be no assurance that the liability insurance we have carried in the past was adequate or available to cover any liability related to previous incidents. Our business, financial condition and results of operations could be harmed to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

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
If we succeed in opening entertainment golf venues on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to these new venues because potential customers may be unfamiliar with our venue or concept, or our entertainment and menu options might not appeal to them. New venues may operate at a loss, which could have a significant adverse effect on our overall operating results. We may also need to adjust our liquidity requirements to implement our strategies. Opening new entertainment golf venues in an existing market of our competitors could reduce the revenue at our existing venues in that market.
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

Our risk of litigation includes, but is not limited to, lawsuits that could be brought by users of our Traditional Golf properties and property-level employees. For instance, we are subject to federal and state laws governing minimum wage requirements, overtime compensation, discrimination and family and medical leave. Any lawsuit alleging a violation of any such laws could result in a settlement or other resolution that requires us to make a substantial payment, which could have a material adverse effect on our financial condition and results of operations. In addition, accidents or injuries in connection with our Traditional Golf properties could subject us to liability and reputational harm.

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

We are required to periodically evaluate our investments for impairment indicators. The value of an investment is impaired when our analysis indicates that, with respect to a loan, it is probable that we will not be able to collect the full amount we intended to collect from the loan or, with respect to a security or property, it is probable that the value of the security or property is other than temporarily impaired. The judgment regarding the existence of impairment indicators is based on a variety of factors depending upon the nature of the investment and the manner in which the income related to such investment was calculated for purposes of our financial statements. If we determine that an impairment has occurred, we are required to make an adjustment to the net carrying value of the investment and the amount of accrued interest recognized as income from such investment, which could have a material adverse effect on our results of operations.

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

Our real estate securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. In the past, dislocation in the trading markets has reduced the trading for many real estate securities, resulting in less transparent prices for those securities. During such times, it is more difficult for us to sell many of our assets because, if we were to sell such assets, we would likely not have access to readily ascertainable market prices when establishing valuations of them. If we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

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

Consistent with our broad investment guidelines and our investment objectives, we have acquired and/or are pursuing a variety of assets that differ from the assets in our legacy portfolio, such as a Traditional Golf business (which we acquired in December 2013), excess mortgage servicing rights (“Excess MSRs”) (which we spun-off in May 2013), media assets (which we spun-off in February 2014), senior housing properties (which we spun-off in November 2014) and Entertainment Golf venues. Although we currently believe that we will have significant investment opportunities in the future, these opportunities may not materialize. In addition, our ability to act on new investment opportunities may be constrained by the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), or federal tax law. See “-Risks Related to Our Tax Status and the 1940 Act.”

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries (such as the lodging, gaming and leisure industry), may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial and other resources. It may also take significant time to implement and realize the benefits of these investments. A change in our investment strategy may also increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular industry, asset class or other reasons. The risks related to new asset categories or the financing risks associated with such assets could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to pay dividends on both our common stock and preferred stock.

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

We have historically financed a meaningful portion of our investments in securities and loans with repurchase agreements, which are short-term financing arrangements, and we may enter into additional repurchase agreements in the future. Under the terms of these agreements, we sell a security or loan to a counterparty for a specified price and concurrently agree to repurchase the same security or loan from our counterparty at a later date for a higher specified price. During the term of the repurchase agreement—generally 30 days—the counterparty makes funds available to us and holds the security or loan as collateral. Our counterparties can also require us to post additional margin as collateral at any time during the term of the agreement. When the term of a repurchase agreement ends, we are required to repurchase the security or loan for the specified repurchase price, with the difference between the sale and repurchase prices serving as the equivalent of paying interest to the counterparty in return for extending financing to us. If we want to continue to finance the security or loan with a repurchase agreement, we ask the counterparty to extend—or “roll”—the repurchase agreement for another term.

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

Alternate sources of financing may be more expensive, contain more onerous terms or may not be available in a timely manner or at all. If we were unable to pay the repurchase price for any security or loan financed with a repurchase agreement, the counterparty has the right to sell the underlying security or loan being held as collateral and require us to compensate for any shortfall between the value of our obligation to the counterparty and the amount for which the collateral was sold (which may be a significantly discounted price). As of September 30, 2017, we had no repurchase agreement financings.

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

The trading price of our common stock has fluctuated significantly in the past. The trading price of our common stock could fluctuate significantly in the future and could be negatively affected in response to various factors, including:

•	market conditions in the broader stock market in general, or in the real estate or golf industries in particular;

•	our ability to make investments with attractive risk-adjusted returns;

•	market perception of our current and projected financial condition, potential growth, future earnings and future cash dividends;

•	announcements we make regarding dividends;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	market perception or media coverage of our Manager or its affiliates;

•	additional offerings of our common stock;

•	actions by rating agencies;

•	short sales of our common stock;

•	any decision to pursue a distribution or disposition of a meaningful portion of our assets;

•	any decision to meaningfully change our business strategy or sources of liquidity;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	media coverage of us, or the outlook of the real estate and golf industries;

•	major reductions in trading volumes of our common stock, and on the exchanges on which we operate;

•	credit deterioration within our portfolio;

•	legislative or regulatory developments, including changes in the status of our regulatory approvals or licenses;

•	litigation and governmental investigations; and

•	any decision to pursue a spin-off of a portion of our assets.

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

Prior to termination of our REIT election, we made distributions of a minimum of 90% of our taxable income each year in order to maintain our REIT status. As a result of the revocation of our REIT election, effective January 1, 2017, we are no longer required by the REIT rules to make distributions of substantially all of our net taxable income. Our board of directors elected not to pay a common stock dividend for the first, second and third quarters of 2017 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,963,566 shares or our common stock outstanding as of October 25, 2017. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Prior to termination of our REIT election, we made distributions of a minimum of 90% of our taxable income each year in order to maintain our REIT status. On February 23, 2017, we revoked our election to be treated as a REIT, effective January 1, 2017.  Consequently, we are no longer subject to the distribution requirements applicable to REITs. Our board of directors elected not to pay a common stock dividend for the first, second and third quarters of 2017 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant, as well as any contractual restrictions.

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

Legislative or regulatory tax changes could have a negative effect on us and our investors.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury.  Congress and the current administration is planning to enact significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on us or an investment in our securities, and any such changes to the tax laws or interpretations thereof could adversely affect our investors or us.  We cannot predict how changes might affect our investors or us. For example, legislation which provides for a significant decrease in the U.S. federal corporate income tax rate could result in a material decrease in the carrying value of our deferred tax assets. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

10.9	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
† Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Sarah L. Watterson
Sarah L. Watterson
Chief Executive Officer and President

November 1, 2017

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer

November 1, 2017