Form 10-K
period 2017-12-31
Drive Shack Inc.
filed 2018-03-14
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________________ to ________________________________
Commission File Number: 001-31458

Drive Shack Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-0559116
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

111 W. 19th Street, New York, NY	10011
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (516) 268-7460
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
9.75% Series B Cumulative Redeemable Preferred
Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
8.05% Series C Cumulative Redeemable Preferred
Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
8.375% Series D Cumulative Redeemable Preferred
Stock, $0.01 par value per share	New York Stock Exchange (NYSE)
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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2017 (computed based on the closing price on such date as reported on the NYSE) was: $192.0 million.

The number of shares outstanding of the registrant’s common stock was 66,977,104 as of February 27, 2018.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, the operating performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the ability to retain and attract members to our golf properties;
•	changes in global, national and local economic conditions, including, but not limited to, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market;
•	effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;
•	competition within the industries in which we operate or may pursue additional investments, including competition for sites for our Entertainment Golf venues;
•	material increases in our expenses, including but not limited to unanticipated labor issues, rent or costs with respect to our workforce, and costs of goods, utilities and supplies;
•	our inability to sell or exit certain properties, and unforeseen changes to our ability to develop, redevelop or renovate certain properties;
•	our ability to further invest in our business and implement our strategies;
•	difficulty monetizing our real estate debt investments;
•	liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;
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
•
the impact of any material transactions with FIG LLC (the former "Manager") or one of its affiliates, including our Transition Services Agreement and the impact of any actual, potential or predicted conflicts of interest;

•
the ability to manage the Company following internalization of the Company's management (the “Internalization”) and only having access to the former Manager's resources for a limited time through the Transition Services Agreement; and

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

DRIVE SHACK INC.
FORM 10-K
INDEX

PART I
Item 1. Business.
Overview
Drive Shack Inc. (and with its subsidiaries, “Drive Shack Inc.” or the “Company”) is a leading owner and operator of golf-related leisure and entertainment businesses. The Company conducts its business through three primary segments: (1) Traditional Golf properties, (2) Entertainment Golf venues and (3) Debt Investments.

On December 28, 2016, the Company changed its name from Newcastle Investment Corp. to Drive Shack Inc. in connection with its transformation to a leisure and entertainment company. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.”

•	Traditional Golf | American Golf
American Golf is one of the largest owners and operators of golf properties in the United States. As of December 31, 2017, we owned, leased or managed 75 properties across 13 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 50,000 members, who played over 3.8 million rounds at our properties during 2017.
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
Our operations are organized into three principal categories: (1) Public Properties, (2) Private Properties and (3) Managed Properties.
Public Properties.   Our 48 public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.
Private Properties.   Our 18 private properties are open to members only and generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. Amenities at these courses typically include practice facilities, full service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.
Managed Properties. Our 9 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  American Golf utilizes its decades of experience to provide sophisticated, full-scale golf course operations expertise to municipal and private owners. We recognize revenue from these properties in an amount equal to the respective management fee.

•	Entertainment Golf | Drive Shack
Drive Shack is an entertainment company that combines golf, competition, dining and fun. Drive Shack plans to open a chain of next-generation entertainment golf venues across the United States and internationally, with each venue featuring multiple stories of hitting suites where friends, family, co-workers or complete strangers may compete in a technologically-enhanced golf games. Consumers who are seeking a good time, but not looking to participate in the game, would be able to spectate from one of Drive Shack’s restaurant or lounge areas. Drive Shack is developing its inaugural site in Orlando, Florida with a planned opening in the first quarter of 2018.

•	Debt Investments | Loans & Securities
The Company historically invested in loans and securities. During 2017, the Company has substantially monetized its remaining loans and securities as part of its transformation to a leisure and entertainment company.

For a further discussion of our reportable segments in addition to financial results, see Note 4 in Part II, Item 8. “Financial Statements and Supplementary Data.” See Note 13 in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about transactions with affiliates and affiliated entities.

Developments in 2017

Traditional Golf - Property Updates

In May 2017, the management agreement on a golf property in California expired and the Company exited the property. In December 2017, the lease expired on a golf property in Oklahoma and the Company exited the property. In December 2017, the Company closed on the sale of a golf property in Oregon for $1.1 million. The golf properties that we exited during 2017 reported operating losses for the years ended December 31, 2017 and 2016.

In September 2017, Hurricane Irma caused significant damage to a golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and reopened prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company has incurred $4.2 million in property damage costs through December 31, 2017, of which $2.0 million has been reimbursed from the insurer. The Company expects to incur an additional $1.3 to $1.8 million in property damage costs in 2018, all of which is expected to be reimbursed by the insurer.

Entertainment Golf - Opening Inaugural Venue, Announced Additional Venues

During 2017, the Company continued development of its first entertainment golf venue, a three-story, innovative driving range and restaurant venue in Orlando, Florida, with a planned opening in the first quarter of 2018.

During 2017, the Company announced plans to develop three additional venues in Richmond, Virginia; Raleigh, North Carolina and West Palm Beach, Florida.

Debt Investments - Continued Monetization

During 2017, we monetized the majority of our debt investment portfolio including all of the agency Fannie Mae/Freddie Mac (“FNMA/FHLMC”) securities and our investment in a corporate loan in the resorts industry (“the resorts-related loan”) as described in the “Debt Investments” section above. These proceeds will be used to reinvest in the development of Entertainment Golf. See Notes 8 and 9 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.
In April 2010, we made a cash investment of $75.0 million through two of our CDOs in a new loan to Intrawest Cayman L.P. and its subsidiaries (“Intrawest”), which was a portfolio company of private equity funds managed by an affiliate of our Manager through July 31, 2017. In addition, Mr. Wesley R. Edens is Chairman of our board of directors, was a director of Intrawest, and had an indirect ownership interest in Intrawest. In accordance with the loan agreement, as of April 24, 2015, the accrued and deferred interest rate stepped-up from 15.55% to 22.50%.  On September 23, 2016, we received a $109.9 million pay down on this loan. On August 1, 2017, we received a final pay down on this loan in the amount of $69.5 million. See Notes 9 and 13 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

Corporate Shift - New Structure

In connection with the transformation to a leisure and entertainment company, on February 23, 2017, the Company revoked its election to be treated as a real estate investment trust (“REIT”) effective January 1, 2017. The Company operated in a manner intended to qualify as a REIT for federal income tax purposes through December 31, 2016. See Note 15 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

On December 21, 2017, the Company announced that it had entered into definitive agreements with the Manager to internalize the Company’s management (the “Internalization”) effective January 1, 2018. The Company and the Manager agreed to terminate the existing Management Agreement (as defined under “–The Management Agreement" below) and arrange for the Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement, the Company made a one-time cash payment of $10.7 million to the Manager.

Policies with Respect to Certain Other Activities

Subject to the approval of our board of directors, we have the authority to offer our common stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future. We also may make loans to, or provide guarantees of certain obligations of, our subsidiaries. We may engage in the purchase and sale of investments. Our officers and directors may change any of these policies and any investment guidelines without a vote of our stockholders. In the event that we determine to raise additional equity capital, our board of directors has the authority, without stockholder approval (subject to certain NYSE requirements), to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for property.

Competition

We operate in a highly competitive industry, and compete primarily on the basis of reputation, location and the perceived value of our properties and facilities. Our ability to compete with other golf and entertainment facilities directly affects our ability to succeed.

In addition, we are subject to significant competition in seeking investments. We compete with other companies, including real estate, golf, leisure and/or entertainment companies and private equity firms. Some of our competitors have greater resources than we possess, or have greater access to capital or various types of financing than are available to us, and we may not be able to compete successfully for investments or provide attractive investments returns relative to our competitors. In addition, we cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any targeted benefits from such acquisitions, investments or alliances.

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

Government Regulation of Our Business

Our properties and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from currently owned, formerly owned or operated facilities.

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

In addition, in order to build, improve, upgrade or expand some of our facilities, we may be subject to environmental review under the National Environmental Policy Act and, for projects in California, the California Environmental Quality Act. Both acts require that a specified government agency study any proposal for potential environmental impacts and include in its analysis various alternatives. Any improvement proposal may not be approved or may be approved with modifications that substantially increase the cost or decrease the desirability of implementing the project.

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

We are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. For instance, we must comply with provisions regulating equal employment, minimum wages, land use including at the federal, state and local level and licensing requirements and regulations for the sale of food and alcoholic beverages.

Taxation

On February 23, 2017, the Company revoked its election to be treated as a real estate investment trust (“REIT”), effective January 1, 2017. The Company operated in a manner intended to qualify as a REIT for federal income tax purposes through December 31, 2016. Since January 1, 2017, we are generally subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to stockholders declared on or after January 1, 2017 are not deductible by us in computing our taxable income. Any such corporate tax liability could be substantial, including due to certain deferred cancellation of indebtedness income. Although we have net operating losses that may be available to reduce our taxable income for U.S. federal income tax purposes and thereby reduce this tax liability, no assurances can be given that those losses will remain usable or will not become subject to limitations (including under Section 382 of the Code), and those losses may in any event not be usable in reducing our income for alternative minimum tax, state, local or other tax purposes. In particular, as discussed in more detail below, if the Company has undergone or were to undergo an “ownership change” for purposes of Section 382 of the Code, the Company could incur materially greater tax liability than if the Company had not undergone such an ownership change. For additional information, see Part I, Item 1A. “Risk Factors.”

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates and eliminating the alternative minimum tax (“AMT”) for corporate taxpayers. The Company has accounted for the effects of the Tax Act for the year ended December 31, 2017 which relates to the re-measure of deferred tax assets and liabilities due to the reduction in the corporate income tax rate and has booked a non-recurring income tax receivable in the amount of $0.6 million due to refundable AMT credits. See Note 15 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

The Management Agreement

Until January 1, 2018, we were party to an amended and restated management agreement with FIG LLC, the Manager and an affiliate of Fortress Investment Group LLC (the “Management Agreement”), pursuant to which the Manager provided for a management team and other professionals who were responsible for implementing our business strategy, subject to the supervision of our board of directors.  The Manager was responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement.

The Management Agreement provided for automatic one-year extensions. Our independent directors reviewed the Manager’s performance annually and the Management Agreement could have been terminated annually upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of the outstanding shares of our common stock, based upon unsatisfactory performance that was materially detrimental to us or a determination by our independent directors that the management fee earned by the Manager is not fair, subject to the Manager’s right to prevent such a management fee compensation termination by accepting a mutually acceptable reduction of fees. The Manager must have been provided with 60 days’ prior notice of any such termination and would have been paid a termination fee equal to the amount of the management fee earned by the Manager during the twelve-month period preceding such termination, which could have made it difficult and costly for us to terminate the management agreement. Following any termination of the Management Agreement, we would have been entitled to purchase the Manager’s right to receive the Incentive Compensation at a price determined as if our assets were sold for cash at their then current fair market value (as determined by an appraisal, taking into account, among other things, the expected future value of the underlying investments) or otherwise we would have been able to continue to pay the Incentive Compensation to the Manager. In addition, if we did not purchase the Manager’s Incentive Compensation, the Manager could have required us to purchase the same at the price discussed above. In addition, the Management Agreement could have been terminated by us at any time for cause.

See Note 13 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to the terms of the management agreement.

Employees

As described above under “–The Management Agreement,” we were managed by FIG LLC, an affiliate of Fortress Investment Group LLC through January 1, 2018. As a result, except in our golf operations which are discussed below, we have no employees through December 31, 2017. The employees of FIG LLC were not a party to any collective bargaining agreements. As part of the Internalization effective January 1, 2018, the Company directly hired 13 employees previously employed by the Manager or its affiliates, including the executive officers of the Company.

Traditional Golf and Entertainment Golf

As of December 31, 2017, there were approximately 4,400 employees at our golf facilities, consisting primarily of hourly employees. Other than a small group of golf course maintenance staff at one of our clubs, our employees are not unionized. We believe we have a good working relationship with our employees, and our business has not experienced interruptions as a result of labor disputes.

Corporate Governance and Internet Address; Where Readers Can Find Additional Information

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors; the Audit, Compensation and Nominating and Corporate Governance committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines, and a code of business conduct and ethics, which delineate our standards for our officers, directors, and employees.

The Company files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), with the SEC. Readers may read and copy any document that the Company files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://ir.driveshack.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations—Corporate Governance” section are charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

Our golf business is subject to various risks that may not apply to our other investments. For example, unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, could negatively affect the income generated by our facilities. The maintenance of satisfactory turf grass conditions on our golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of golf facilities in states (such as California, Georgia, New York and Texas) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our facilities in such states (including, without limitation, economic and demographic changes in these areas), could have a particularly adverse impact on our Traditional

Golf business. See “–We may not be able to retain members at our public and private properties, and attract golf rounds played, which could harm our business, financial condition and results of operations” and “–Changes in consumer financial condition, leisure tastes and preferences, spending patterns, particularly discretionary expenditures for leisure and recreation, are subject to factors beyond our control that may impact our business, financial condition and results of operations.”

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our properties in any of these areas could harm our results of operations.

As of December 31, 2017, we operated multiple golf properties in several metropolitan areas, including 30 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

We may not be able to attract and retain key management and other key employees.

Our employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business.

Increases in our cost of goods, rent, water, utilities, repairs, maintenance and taxes could reduce our operating margins and harm our business, financial condition and results of operations.

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

We have concentrated our investments in golf-related real estate and facilities, which are subject to numerous risks, including the risk that the values of our investments may decline if there is a prolonged downturn in real estate values.

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

If the owner for any of our managed properties defaults on its obligation to pay us our management fee under the management contract, we may not obtain the full amount, or any, of the revenue associated with that contract.

Our 9 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  If any property owner defaults on its obligation to pay us the management fee that we are entitled to receive under the management for the property, we are at risk of losing some or all of the revenue associated with that management agreement. In addition, we may decide to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect may be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement, which may result in, among other things, financial losses and decreased revenues.

The illiquidity of real estate may make it difficult for us to dispose of one or more of our properties or negatively affect our ability to profitably sell such properties and access liquidity.

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

Timing, budgeting and other risks could delay our efforts to develop, redevelop or renovate the properties that we own, or make these activities more expensive, which could reduce our profits, impair our ability to compete effectively, and negatively impact liquidity.

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

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property, if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. For example, we may suffer losses from acts of terrorism that are not covered by insurance.

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

The failure to comply with regulations applicable to our properties or the failure to retain licenses or permits relating to our properties may harm our business and results of operations.

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

The failure of a property to obtain or retain its licenses and permits would adversely affect that property’s operations and profitability, as well as our ability to obtain such a license or permit in other locations. We may also be subject to dram shop statutes in certain states, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Even though we are covered by general liability insurance, a settlement or judgment against us under a dram shop lawsuit in excess of liability coverage could have a material adverse effect on our operations. In addition, any of our locations located near airports must comply with land-use zoning ordinances related to the height of objects around airports, which are promulgated at the federal level based on advice and guidance published by the Federal Aviation Administration.

We are also subject to the Americans with Disabilities Act (the “ADA”) which, among other things, may require certain renovations to our facilities to comply with access and use requirements. A determination that we are not in compliance with the ADA or any other similar law or regulation could result in the imposition of fines or an award of damages to private litigants. While we believe we are operating in substantial compliance, and will continue to remove architectural barriers in our facilities when readily achievable, in accordance with current applicable laws and regulations, there can be no assurance that our expenses for compliance with these laws and regulations will not increase significantly and harm our business, financial condition and results of operations.

We are also subject to numerous other federal, state and local governmental regulations related to building and zoning requirements and the use and operation of clubs, including changes to building codes and fire and life safety codes, which can affect our ability to obtain and maintain licenses relating to our business and properties. If we were required to make substantial modifications at our properties to comply with these regulations of if we fail to comply with these regulations, our business, financial condition and results of operations could be negatively impacted.

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

Our growth strategy depends on our ability to fund, develop and open new entertainment venues and operate them profitably.

A key element of our growth strategy is to develop and open entertainment golf venues. We have identified a number of locations for potential future entertainment golf venues. Our ability to fund, develop and open these venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including but not limited to our ability to:

•	find quality locations;

•	reach acceptable agreements regarding the lease or purchase of locations, and comply with our commitments under our lease agreements during the development and construction phases;

•	comply with applicable zoning, licensing, land use and environmental regulations;

•	raise or have available an adequate amount of cash or currently available financing for construction and opening costs;

•	adequately complete construction for operations;

•	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

•	efficiently manage the amount of time and money used to build and open each new venue.
If we succeed in opening entertainment golf venues on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to these new venues because potential customers may be unfamiliar with our venue or concept, our entertainment and menu options might not appeal to them and we may face competition from other food and leisure venues. New venues may operate at a loss, which could have a significant adverse effect on our overall operating results. We may also need to adjust our liquidity requirements to implement our strategies. Opening new entertainment golf venues in an existing market of our competitors, or our competitors opening in our markets, could reduce the revenue at our venues in that market.
The success of our growth strategy depends in part on our ability to procure or develop and protect our intellectual property rights adequately and is subject to competition in the entertainment and leisure industries, including from more established entrants with a longer operating history.

Our growth strategy depends on our ability to procure or develop and protect technologies to be used at our entertainment golf venues, and we may not be able to adequately procure or develop these technologies or protect the intellectual property rights in these technologies. Further, our competitors may adapt technologies or business models more quickly or effectively than we do, creating products that are technologically superior to ours or more appealing to consumers. As a result, we may lose an important advantage in the markets in which we open our entertainment golf venues. In addition, if third parties misappropriate or infringe, or otherwise inhibit access to, our intellectual property, our brand may fail to achieve and maintain market recognition and our growth strategy may be harmed. To protect the right to use our technologies and intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management and adversely affect our revenue, financial condition and results of operations.

In addition, the successful execution of our growth strategy depends on our ability to compete effectively with others within the golf entertainment space, including more established entrants in the market with a longer operating history, and other forms of entertainment and leisure activities. It is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to these competitive pressures could negatively impact our business.
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
We are also subject to federal, state and local environmental laws, regulations and other requirements. More stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay or prevent development of new venues in particular locations. Environmental laws and regulations also govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release and disposal of and exposure to hazardous substances. These laws provide for significant fines and penalties for noncompliance. Third parties may also make personal injury, property damage or other claims against us associated with actual or alleged release of, or exposure to, hazardous substances at our properties. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as our current properties. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations. In addition, changes in federal law relating to the height of objects around airports may interfere with the planned design, construction and operation of any of our Entertainment Golf venues located near airports.

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

Our risk of litigation includes, but is not limited to, lawsuits that could be brought by users of our properties and property-level employees. For instance, we are subject to federal and state laws governing minimum wage requirements, overtime compensation, discrimination and family and medical leave. Any lawsuit alleging a violation of any such laws could result in a settlement or other resolution that requires us to make a substantial payment, which could have a material adverse effect on our financial condition and results of operations. In addition, accidents or injuries in connection with our properties could subject us to liability and reputational harm.

A failure in our systems or infrastructure which maintain our internal and customer data, or those of our third-party service providers, including as a result of cyber-attacks, could result in faulty business decisions or harm to our reputation or subject us to costs, fines or lawsuits.

Certain information relating to our members and guests, including personally identifiable information and credit card numbers, is collected and maintained by us, or by third-parties that do business with us or facilitate our business activities. This information is maintained for a period of time for various business purposes, including maintaining records of member and guest preferences to enhance our customer service and for billing, marketing and promotional purposes. We also maintain personally identifiable information about our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our members and guests and our employees expect that we will adequately protect their personal information, and the regulations applicable to security and privacy are increasingly demanding. Privacy regulation is an evolving area and compliance with applicable privacy regulations may increase our operating costs or adversely impact our ability to service our members and guests and market our properties and services.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which in the case of our business, may include personal identifying information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations.

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

In the ordinary course of our business, we enter into various types of financing arrangements with counterparties. Currently, the majority of our financing arrangements take the form of loans and other derivative and non-derivative contracts. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations and interest rate caps. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the level of interest rates may also affect the value of our real estate securities, loans and derivatives, and our ability to realize gains from the sale of such assets. In the past, we have utilized hedging transactions to protect our positions from interest rate fluctuations, but as a result of market conditions we face significant obstacles to entering into new hedging transactions. As a result, we may not be able to protect new investments from interest rate fluctuations to the same degree as in the past, which could adversely affect our financial condition and results of operations. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. In June 2017 and December 2017, the U.S. Federal Reserve raised short-term interest rates by a half and quarter percentage point, respectively, to between 125 basis points and 150 basis points.

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

New investments may not be profitable (or as profitable as we expect), may increase our exposure to certain industries (such as the lodging, gaming and leisure industry), may increase our exposure to interest rate, foreign currency, real estate market or credit market fluctuations, may divert managerial attention from more profitable opportunities, and may require significant financial and other resources. It may also take significant time to implement and realize the benefits of these investments. A change in our investment strategy may also increase our use of non-match-funded financing, increase the guarantee obligations we agree to incur or increase the number of transactions we enter into with affiliates. Moreover, new investments may present risks that are difficult for us to adequately assess, given our lack of familiarity with a particular industry, asset class or other reasons. The risks related to new asset categories or the financing risks associated with such assets could adversely affect our results of operations, financial condition and liquidity, and could impair our ability to pay dividends on both our common stock and preferred stock. In addition, our ability to invest in or finance new investments, including our Traditional Golf business, may be dependent upon our ability to monetize our real estate debt portfolio. See “-Risks Related to Our Business-We are not required to obtain stockholder consent to change our investment strategy or asset portfolio.”

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

Our investment decisions are based on a variety of factors, such as changing market conditions, perceived investment opportunities and available capital. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions, and changes in market conditions may therefore result in changes in the investments we target. We do not have policies requiring the allocation of equity to different investment categories. Consequently, we have great latitude in determining which investments are appropriate for us, including the latitude to build concentrations in certain positions and to invest in asset classes that may differ significantly from those in our existing portfolio. Our directors periodically review our investment portfolio. However, our directors rely primarily on information provided to them by us, and they do not review or pre-approve each proposed investment or the related financing arrangements. In addition, we are not required to obtain stockholder consent in order to change our investment strategy and asset portfolio, which may result in making investments that are different, riskier or less profitable than our current investments.

Our investment strategy and asset portfolio have undergone meaningful changes in recent years through spin-offs and other strategic transactions and will continue to evolve in light of existing market conditions and investment opportunities. See “— We are actively exploring new business opportunities and asset categories, which could entail a meaningful change in our investment focus and operations and pose significant risks to our financial condition, results of operations and liquidity.”

We may not realize some or all of the targeted benefits of the Internalization.

Following the Internalization, the Manager agreed to provide certain services and personnel related mainly to information technology, legal, compliance, accounting and tax. These services will be provided at cost during the transition period. The failure to effectively complete the transition of these services to a fully internal basis, efficiently manage the transition with the Manager or find adequate internal replacements for these services, could impede our ability to achieve the targeted cost savings of the Internalization and adversely affect our operations.  In addition, complexities arising from the Internalization could increase our overhead costs and detract from management’s ability to focus on operating our business.
We are reliant on certain transition services provided by the Manager under the Transition Services Agreement, and may not find a suitable provider for these transition services if the Manager no longer provides the transition services to which we are entitled under the Transition Services Agreement.

We remain reliant on the Manager during the period of the Transition Services Agreement, and the loss of these transition services could adversely affect our operations. We are subject to the risk that the Manager will default on its obligation to provide the transition services to which we are entitled under the Transition Services Agreement, or that we or the Manager will terminate the Transition Services Agreement pursuant to its termination provisions, and that we will not be able to find a suitable replacement for the transition services provided under the Transition Services Agreement in a timely manner, at a reasonable cost or at all. In addition, the Manager’s liability to us if it defaults on its obligation to provide transition services to us during the transition period is limited by the terms of the Transition Services Agreement, and we may not recover the full cost of any losses related to such a default. We may also be adversely affected by operational risks, including cyber security attacks, that could disrupt the Manager’s financial, accounting and other data processing systems during the period of the transition services.

Risks Related to Our Stock

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

As a result of the revocation of our REIT election, effective January 1, 2017, we are no longer required by the REIT rules to make distributions of substantially all of our net taxable income. Our board of directors elected not to pay common stock dividends for 2017 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,977,104 shares or our common stock outstanding as of February 27, 2018. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

Prior to termination of our REIT election, we made distributions of a minimum of 90% of our taxable income each year in order to maintain our REIT status. On February 23, 2017, we revoked our election to be treated as a REIT, effective January 1, 2017.  Consequently, we are no longer subject to the distribution requirements applicable to REITs. Our board of directors elected not to pay common stock dividends for 2017 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant, as well as any contractual restrictions.

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

In December 2017, our board of directors adopted a Tax Benefits Preservation Plan in an effort to protect against a possible limitation on our ability to use our net operating losses and net capital loss carryforwards by discouraging investors from acquiring ownership of our common stock in a manner that could trigger an “ownership change” for purposes of Sections 382 and 383 of the Code. Under the terms of the Tax Benefits Preservation Plan, in general, if a person or group acquires beneficial ownership of 4.9% or more of the outstanding shares of our Common Stock without prior approval of our board of directors or without meeting certain exceptions (an “Acquiring Person”), the rights would become exercisable and our stockholders (other than the Acquiring Person) will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. As a result, the Tax Benefits Preservation Plan may have the effect of inhibiting or impeding a change in control not approved by our board of directors and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our board of directors may consent to certain transactions, the Tax Benefits Preservation Plan gives our board of directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. There can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

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

For federal income tax purposes, we recorded approximately $600 million of gain as a result of the spin-off of New Residential in May 2013 and $450 million of gain as a result of the spin-off of New Senior in November 2014. If New Residential qualified for taxation as a REIT for 2013, and if New Senior so qualified for 2014, that gain is qualifying income for purposes of our REIT income tests in such years. If, however, New Residential failed to qualify as a REIT for 2013, or if New Senior failed to so qualify in 2014, that gain would be non-qualifying income for purposes of the 75% gross income test. Although New Residential and New Senior covenanted in their respective separation and distribution agreements to use reasonable best efforts to qualify as a REIT in 2013 and 2014, respectively, no assurance can be given that they so qualified. If New Residential or New Senior failed to qualify in such years, it could cause us to fail our REIT income tests for such years, which could cause us to lose our REIT status prior to the revocation of our REIT election for 2017, and thereby materially negatively impact our business, financial condition and potentially impair our ability to continue operating in the future.

New U.S. tax legislation could adversely affect us and our shareholders.
On December 22, 2017, legislation referred to as the Tax Act was signed into law. The Tax Act is generally effective for taxable years beginning after December 31, 2017. The Tax Act includes significant amendments to the Internal Revenue Code, including amendments that significantly change the taxation of individuals and business entities, including the deductibility of interest. Some of the amendments could adversely affect our business and financial condition and the value of our securities.
We continue to examine the impact the Tax Act may have on our business. However, the ultimate impact of the Tax Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made, as well as any forthcoming regulatory guidance. We revalued our net deferred tax assets and liabilities at the newly enacted federal corporate tax rate in fiscal 2017. While the impact of this new legislation was not material to our 2017 financial statements, we expect that, ultimately, the reduction of the federal corporate tax rate from 35% to 21% should be beneficial to the Company.
Prospective investors should consult their tax advisors about the Tax Act and its potential impact on an investment in our securities.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

Tax rates in the United States, state and local jurisdictions have been and may be subject to significant change. The future effective tax rate of the Company could be effected by changes in mix of earnings in different jurisdictions with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation, which includes recently enacted U.S. tax reform.

We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities. Although we believe the positions we have taken are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments received more than 180 days prior to December 31, 2017.

Item 2. Properties.

Drive Shack Inc. leases principal executive and administrative offices located at 111 W. 19th Street, New York, NY 10011. Its telephone number is (516) 268-7460.

Our Traditional Golf executive office is located at 909 N. Sepulveda Blvd., Suite 650, El Segundo, CA 90245. Its telephone number is (310) 664-4000.

As of December 31, 2017, we own, lease and manage 75 golf properties located in 13 states, as shown in the following table by location, category and number of golf holes.

Owned Properties

Property Name	City	State	Category	Golf Holes
Bear Creek	Woodinville	WA	Private	18
Beaver Brook	Annandale	NJ	Public	18
Bradshaw Farm	Woodstock	GA	Public	27
Brookstone	Acworth	GA	Private	18
Canyon Oaks	Chico	CA	Private	18
Casta Del Sol	Mission Viejo	CA	Public	18
El Camino	Oceanside	CA	Private	18
Forrest Crossing	Franklin	TN	Public	18
Gettysvue	Knoxville	TN	Private	18
Lomas Santa Fe (Executive)	Solana Beach	CA	Public	18
Marbella	SJ Capistrano	CA	Private	18
Monterey	Palm Desert	CA	Private	27
Oakhurst	Clayton	CA	Private	18
Oregon Golf Club	West Linn	OR	Private	18
Palm Valley	Palm Desert	CA	Private	36
Plantation	Boise	ID	Private	18
Rancho San Joaquin	Irvine	CA	Public	18
Rancocas	Willingboro	NJ	Public	18
Seascape	Aptos	CA	Public	18
Summitpointe	Milpitas	CA	Public	18
Sunset Hills	Thousand Oaks	CA	Private	18
Tanoan	Albuquerque	NM	Private	27
Trophy Club of Apalachee	Dacula	GA	Public	18
Trophy Club of Atlanta	Alpharetta	GA	Public	18
Vista Valencia	Valencia	CA	Public	27
Wood Ranch	Simi Valley	CA	Private	18

Leased Properties

Property Name	City	State	Category	Golf Holes
Arcadia	Arcadia	CA	Public	18
Brookside	Pasadena	CA	Public	36
Buffalo Creek	Heath	TX	Public	18
Chester Washington	Los Angeles	CA	Public	18
Clearview	Bayside Queens	NY	Public	18
Coyote Hills	Fullerton	CA	Public	18
Diamond Bar	Diamond Bar	CA	Public	18
Dyker Beach	Brooklyn	NY	Public	18
El Dorado	Long Beach	CA	Public	18
Heartwell	Long Beach	CA	Public	18
Knollwood	Granada Hills	CA	Public	18
La Mirada	La Mirada	CA	Public	18
La Tourette	Staten Island	NY	Public	18
Lake Forest	Lake Forest	CA	Public	9
Lake Tahoe	S. Lake Tahoe	CA	Public	18
Lakewood	Lakewood	CA	Public	18
Lely	Naples	FL	Private	54
Los Coyotes	Buena Park	CA	Private	27
Los Verdes	Rancho PV	CA	Public	18
Mission Trails	San Diego	CA	Public	18
Monarch Bay	San Leandro	CA	Public	27
Mountain Meadows	Pomona	CA	Public	18
MountainGate	Los Angeles	CA	Private	27
National City	National City	CA	Public	9
Pelham Split Rock	Bronx	NY	Public	36
Recreation Park 18	Long Beach	CA	Public	18
Recreation Park 9	Long Beach	CA	Public	9
San Dimas	San Dimas	CA	Public	18
Saticoy	Ventura	CA	Public	9
Scholl Canyon	Glendale	CA	Public	18
Sea Cliff	Huntington Bch	CA	Private	18
Skylinks	Long Beach	CA	Public	18
South Shore	Staten Island	NY	Public	18
Tecolote Canyon	San Diego	CA	Public	18
Tilden Park	Berkeley	CA	Public	18
Tribute	The Colony	TX	Public	18
Vineyard at Escondido	Escondido	CA	Public	18
Waterview	Rowlett	TX	Public	18
WhiteHawk	Bixby	OK	Public	18
Whittier Narrows	Rosemead	CA	Public	27

Managed Properties

Property Name	City	State	Category	Golf Holes
Fullerton	Fullerton	CA	Public	18
John A White	Atlanta	GA	Public	9
Lomas Santa Fe	Solana Beach	CA	Private	18
Paradise Knolls	Riverside	CA	Public	18
Santa Clara	Santa Clara	CA	Public	18
Tustin Ranch	Tustin	CA	Public	18
Westchester	Los Angeles	CA	Public	18
Woodlands	Wayne	MI	Public	18
Yorba Linda	Yorba Linda	CA	Private	18

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

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
The following graph compares the cumulative total return for the Company’s common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in the Company’s common stock and in each of the indices on December 31, 2012, and that all dividends were reinvested. The past performance of the Company’s common stock is not an indication of future performance. The Company’s historical stock price has been adjusted to take into consideration the impact of the spin-off of New Residential in May 2013, New Media in February 2014 and New Senior in November 2014.  The Company’s share price has also been adjusted to take into consideration the impact of the 1-for-3 reverse stock split in August 2014 and the 1-for-2 reverse stock split in October 2014.
We have one class of common stock, which has been listed and is traded on the NYSE under the symbol “DS” since our initial public offering in October 2002. The following table sets forth, for the periods indicated, the high, low and last sale prices in dollars on the NYSE for our common stock and the distributions we declared with respect to the periods indicated.

2017	High	Low	Distributions Declared
First Quarter	$4.55	$3.85	$—
Second Quarter	$4.26	$2.88	$—
Third Quarter	$3.64	$2.41	$—
Fourth Quarter	$6.49	$3.54	$—

2016	High	Low	Distributions Declared
First Quarter	$4.38	$2.55	$0.12
Second Quarter	$4.80	$4.09	$0.12
Third Quarter	$4.88	$4.44	$0.12
Fourth Quarter	$4.69	$3.69	$0.12

Prior to termination of our REIT election, we made distributions of a minimum of 90% of our taxable income each year in order to maintain our REIT status. On February 23, 2017, we revoked our election to be treated as a REIT, effective January 1, 2017.  Consequently, we are no longer subject to the distribution requirements applicable to REITs. Our board of directors elected not to pay common stock dividends for 2017 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant.

On February 27, 2018, the closing sale price for our common stock, as reported on the NYSE, was $5.14. As of February 27, 2018, there were approximately 22 record holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Nonqualified Option and Incentive Award Plans

See Note 12 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to the terms of the option plans and the Tax Benefit Preservation Plan.

The following table summarizes certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Strike Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	862,601		$1.00	—
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	2,893,078		2.45	25,820	(B)
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	765,416		4.01	—	(C)
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan	333		3.78	—	(D)
2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan	—		—	—	(E)
2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan	—		—	165,274	(F)
Total Approved	4,521,428	(A)	$2.44	191,094
Equity Compensation Plans Not approved by Security Holders:
None

(A)
Includes options relating to (i) 3,368,600 shares held by an affiliate of the Manager; (ii) 1,152,495 shares granted to the Manager and assigned to certain of Fortress’s employees, and (iii) 333 options granted to our directors, other than Mr. Edens, but does not include options relating to 489,148 shares granted to an affiliate of the Manager with a strike price of $3.57 per share that were not issued pursuant to an equity compensation plan.

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

(D)
The maximum available for issuance was 300,000 shares in the aggregate over the term of the 2015 Plan and no award (other than a tandem award) may be granted after April 16, 2016 (but awards granted may extend beyond that date).

(E)
The maximum available for issuance was 300,000 shares in the aggregate over the term of the 2016 Plan and no award (other than a tandem award) may be granted after April 7, 2017 (but awards granted may extend beyond that date).

(F)
The maximum available for issuance is 300,000 shares in the aggregate over the term of the 2017 Plan and no award (other than a tandem award) may be granted after April 11, 2018 (but awards granted may extend beyond that date). The number of securities remaining available for future issuance is net of (i) an aggregate of 134,726 shares of our common stock awards to our directors, other than Mr. Edens, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2017 Plan. There were no options previously granted under the plan. Effective as of January 1, 2018, no awards will be granted or otherwise awarded to the Manager under the 2017 Plan, per the Termination Agreement.

Item 6. Selected Financial Data.

The following table presents our selected consolidated financial information as of and for the years ended 2017, 2016, 2015, 2014 and 2013 and other data. The Consolidated Statements of Operations data for the years ended December 31, 2017, 2016 and 2015 and the Consolidated Balance Sheets data as of December 31, 2017 and 2016 have been derived from our audited historical Consolidated Financial Statements included elsewhere herein. The Consolidated Statements of Operations data for the year ended December 31, 2014 and 2013 and the Consolidated Balance Sheets data as of December 31, 2015, 2014 and 2013 have been derived from our Consolidated Financial Statements not included elsewhere herein.

The information below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data) (A)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Data
Total revenues	$292,594	$298,880	$295,856	$291,537	$—
Total operating costs	337,505	338,054	318,097	276,220	1,756
Operating (loss) income	(44,911)	(39,174)	(22,241)	15,317	(1,756)
Other income (expenses)	3,675	116,699	43,494	52,474	142,550
(Loss) income from continuing operations before income tax	(41,236)	77,525	21,253	67,791	140,794
Income tax expense	965	189	345	208	—
(Loss) income from continuing operations	(42,201)	77,336	20,908	67,583	140,794
Income (loss) from discontinued operations, net of tax	—	—	646	(35,189)	11,547
Net (loss) income	(42,201)	77,336	21,554	32,394	152,341
Preferred dividends	(5,580)	(5,580)	(5,580)	(5,580)	(5,580)
Net (income) loss attributable to noncontrolling interest	—	(257)	293	852	(928)
(Loss) Income Applicable to Common Stockholders	$(47,781)	$71,499	$16,267	$27,666	$145,833

(Loss) Income Applicable to Common Stock, per share
Basic	$(0.71)	$1.07	$0.24	$0.45	$3.16
Diluted	$(0.71)	$1.04	$0.24	$0.44	$3.09
(Loss) Income from Continuing Operations per share of Common Stock, after preferred dividends and noncontrolling interest
Basic	$(0.71)	$1.07	$0.23	$1.02	$2.91
Diluted	$(0.71)	$1.04	$0.23	$1.00	$2.84
Income (Loss) from Discontinued Operations per share of Common Stock
Basic	$—	$—	$0.01	$(0.57)	$0.25
Diluted	$—	$—	$0.01	$(0.57)	$0.24
Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,903,457	66,709,925	66,479,321	61,500,913	46,146,882
Diluted	66,903,457	68,788,440	68,647,915	63,131,227	47,218,274
Dividends declared per share of common stock	$—	$0.48	$0.48	$1.92	$3.54

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data
Cash and cash equivalents	$167,692	$140,140	$45,651	$73,727	$42,421
Property and equipment, net	241,258	217,611	227,907	239,283	250,208
Assets of discontinued operations	—	—	—	6,803	2,248,023
Total assets	536,648	1,171,958	1,467,982	1,761,906	4,837,124
Total debt	167,965	767,465	970,842	1,314,840	1,940,592
Liabilities of discontinued operations	—	—	—	447	1,434,394
Total liabilities	365,597	953,891	1,257,860	1,503,578	3,611,511
Common stockholders’ equity	109,468	156,484	148,796	196,709	1,103,262
Preferred stock	61,583	61,583	61,583	61,583	61,583
Noncontrolling interest	—	—	(257)	36	61,279

Supplemental Balance Sheet Data
Common shares outstanding	66,977,104	66,824,304	66,654,598	66,424,508	58,575,582
Book value per share of common stock	$1.63	$2.34	$2.23	$2.96	$18.83

Other Data
Core Earnings (B)	$14,330	$47,316	$38,125	$99,993	$140,903

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

Core earnings does not represent an alternative to net (loss) income as an indicator of our operating performance or as an alternative to cash flows from operating activities as a measure of our liquidity, and is not indicative of cash available to fund cash needs. For a further description of the differences between cash flows provided by operations and net (loss) income, see “– Liquidity and Capital Resources” below. Our calculation of core earnings may be different from the calculation used by other companies and, therefore, comparability may be limited.

Calculation of Core Earnings:

	Year Ended December 31,
	2017	2016	2015
(Loss) Income applicable to common stockholders	$(47,781)	$71,499	$16,267
Add (deduct):
Impairment	60	10,381	11,896
Realized and unrealized loss (gain) on investments	6,243	685	(22,264)
Other loss (income) (A)	1,442	(76,760)	(8,274)
Impairment, other (income) loss and other adjustments from discontinued operations (B)	—	—	(307)
Depreciation and amortization (C)	34,868	36,749	39,416
Acquisition, transaction, restructuring and spin-off related expenses (D)	19,498	4,762	1,391
Core earnings	$14,330	$47,316	$38,125

(A)	Other (loss) income reconciliation:

	Year Ended December 31,
	2017	2016	2015
Total other income	$3,675	$116,699	$43,494
Add (deduct):
Equity in earnings from equity method investments (E)	(1,536)	(1,516)	(1,311)
Interest and investment income	(23,162)	(91,291)	(95,891)
Interest expense, net	19,581	52,868	62,129
Provision for income tax relating to gain on extinguishment of debt	—	—	(147)
Other (loss) income	$(1,442)	$76,760	$8,274

(B)	Includes gain on settlement of investments of $0.3 million and depreciation and amortization of less than $0.1 million during the year ended December 31, 2015.

(C)
Including accretion of membership deposit liabilities of $6.5 million, $5.8 million and $5.8 million, and amortization of favorable and unfavorable leasehold intangibles of $4.1 million, $4.5 million and $4.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. The accretion of membership deposit liabilities was recorded to interest expense, net and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses.

(D)
Including acquisition and transaction expenses of $8.7 million, $4.4 million and $1.1 million and restructuring expenses of $0.1 million, $0.4 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. Also includes a $10.7 million payment during the year ended December 31, 2017, related to the termination of the Management Agreement. The acquisition and transaction expenses were recorded to general and administrative expense, restructuring expenses were recorded to operating expenses and the termination payment was recorded to management fee and termination payment to affiliate.

(E)
Equity in earnings from equity method investments excludes impairment of $2.9 million and $7.5 million during the years ended December 31, 2016 and 2015, respectively. There was no impairment reported during the year ended December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” and Part I, Item 1A. “Risk Factors.”

General
The Company is a leading owner and operator of golf-related leisure and entertainment businesses. Our common stock is traded on the NYSE under the symbol “DS.” Through January 1, 2018, we were externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress (the “Manager”). On December 21, 2017, we entered into definitive agreements with the Manager to internalize our management (the “Internalization”), effective January 1, 2018.
For further information relating to our business, see “Item 1. Business.”

We report our business through the following segments: (i) Traditional Golf, (ii) Entertainment Golf, (iii) Debt Investments, and (iv) corporate.
Revenues (including interest and investment income) attributable to each segment are disclosed below (in thousands).

					Inter-segment Elimination
For the Year Ended	TraditionalGolf	Entertainment Golf	Debt Investments	Corporate		Total
December 31, 2017	$292,753	$—	$22,190	$813	$—	$315,756
December 31, 2016	$299,014	$—	$91,107	$50	$—	$390,171
December 31, 2015	$296,008	N/A	$98,721	$23	$(3,005)	$391,747	(A)

(A)	Excludes $0.6 million of revenue included in discontinued operations related to the sale of commercial real estate.

Market Considerations
Our ability to execute our business strategy, particularly the development of our Entertainment Golf business, depends to a degree on our ability to monetize our Debt Investments, optimize our Traditional Golf business and obtain additional capital. During 2017, we have substantially monetized the remaining loans and securities in our Debt Investments segment, see Part I, Item 1. Business “Debt Investments Loans & Securities.” We have not accessed the capital markets since 2014, and rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.
Our ability to generate income is dependent on, among other factors, our ability to raise capital and finance properties on favorable terms, deploy capital on a timely basis at attractive returns, and exit properties at favorable yields.  Market conditions outside of our control, such as interest rates, inflation, consumer discretionary spending and stock market volatility affect these objectives in a variety of ways.
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
While consumer spending in the Traditional Golf industry has not grown in recent years, we believe improving economic conditions and improvements in local housing markets have helped and will continue to help drive membership growth and increase the number of golf rounds played. In addition, we believe growth in related industries, including leisure, fitness and entertainment, may positively impact our Traditional Golf business.
Entertainment Golf Business

We are in the construction and development phase, as well as in the process of exploring sites for Entertainment Golf venues. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes could impact our business. In addition, similar to our Traditional Golf business, trends in consumer spending, as well as climate and weather patterns, could have a significant impact on the markets in which we will successfully operate.
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

Impairment of Intangible Assets

We assess the potential impairment of our intangible assets with indefinite lives on an annual basis or if an event occurs or circumstances change between annual tests that indicate that it is more likely than not that the asset is impaired.  We perform our impairment test by comparing the fair value of the intangible asset with its carrying amount.  If the carrying amount exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.

We assess the potential impairment of our intangible assets with definite lives, when changes in circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. The assessment of recoverability is based on comparing management’s estimates of the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. Factors leading to impairment include significant under-performance relative to historical or projected results, significant changes in the manner of use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends.

Membership Deposit Liabilities

In our Traditional Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense, net in the Consolidated Statements of Operations. The determination of the estimated average expected life of an active membership is based on company-specific historical data and involves judgment and estimation.
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
See Note 11 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and respective estimation methodologies, as of December 31, 2017.

Our estimation of the fair value of securities valued using internal models involves significant judgment. The inputs to our models include discount rates, prepayment speeds, default rates and severity assumptions.
Impairment of Securities and Other Investments

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

Revenue Recognition on Loans Held-for-Sale

Loans held-for-sale are carried at the lower of amortized cost or market value. Interest income is recognized based on the loan’s coupon rate to the extent management believes it is collectible. Purchase discounts are not amortized as interest income during the period the loan is held-for-sale, except when a pay down or sale has happened in the period. Similarly, for loans acquired at a discount for credit quality, accretable yield is not recorded as interest income during the period the loan is held-for-sale. A change in the market value of the loan, to the extent that the value is not above the average cost basis, is recorded in Valuation Allowance.

A rollforward of the allowance is included in Note 9 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data.”

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

Recent Accounting Pronouncements

See Note 2 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about recent accounting pronouncements.

Results of Operations
Consolidated Results
The following tables summarize the changes in our consolidated results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2017 and 2016

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$221,737	$226,255	$(4,518)	(2.0)%
Sales of food and beverages	70,857	72,625	(1,768)	(2.4)%
Total revenues	292,594	298,880	(6,286)	(2.1)%

Operating costs
Operating expenses	247,905	254,353	(6,448)	(2.5)%
Cost of sales - food and beverages	20,959	21,593	(634)	(2.9)%
General and administrative expense	16,624	13,842	2,782	20.1%
Management fee and termination payment to affiliate	21,410	10,704	10,706	100.0%
Depreciation and amortization	24,304	26,496	(2,192)	(8.3)%
Impairment	60	10,381	(10,321)	(99.4)%
Realized and unrealized loss on investments	6,243	685	5,558	N.M.
Total operating costs	337,505	338,054	(549)	(0.2)%
Operating loss	(44,911)	(39,174)	5,737	14.6%

Other income (expenses)
Interest and investment income	23,162	91,291	(68,129)	(74.6)%
Interest expense, net	(19,581)	(52,868)	(33,287)	(63.0)%
Loss on extinguishment of debt	(294)	(780)	(486)	(62.3)%
Gain on deconsolidation	—	82,130	(82,130)	N.M.
Other income (loss), net	388	(3,074)	3,462	112.6%
Total other income	3,675	116,699	(113,024)	(96.9)%

(Loss) Income from continuing operations before income tax	$(41,236)	$77,525	$(118,761)	(153.2)%
N.M. – Not meaningful
Revenues from Golf Course Operations
Revenues from golf course operations decreased by $4.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $7.5 million decrease from properties that were exited in 2016 and (ii) a $3.3 million decrease in green fee and cart rental revenue primarily as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $4.0 million increase due to additional initiation fees from new member sales and higher membership dues rates and (iv) a $2.3 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Sales of Food and Beverages

Sales of food and beverages decreased by $1.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease from properties that were exited in 2016.
Operating Expenses

Operating expenses decreased by $6.4 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $9.0 million decrease from properties that were exited in 2016, partially offset by (ii) a $2.2 million increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage and (iii) a $0.4 million increase in legal costs.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $0.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease from properties that were exited in 2016.
General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense increased by $2.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase of $5.7 million related to the development of the Entertainment Golf business, offset by decreases of $2.2 million in corporate professional fees and $0.7 million in Traditional Golf transaction expenses.
Management Fee and Termination Payment to Affiliate

Management fee and termination payment to affiliate increased $10.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the payment in connection with the termination of the Management Agreement.

Depreciation and Amortization

Depreciation and amortization decreased by $2.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.
Impairment
The impairment of $0.1 million during the year ended December 31, 2017 is due to valuation allowance recorded on a residential mortgage loan. The impairment of $10.4 million during the year ended December 31, 2016 is primarily due to: (i) a $3.9 million valuation allowance on a corporate loan, (ii) a $0.2 million valuation allowance on two residential mortgage loans, (iii) a $0.1 million other-than-temporary impairment charge on a CMBS security, (iv) a $3.6 million impairment on one golf property when we reclassified the property to held-for-sale and (v) a $2.6 million impairment charge related to two golf properties.
Realized and Unrealized Loss on Investments

The realized and unrealized loss on investments increased by $5.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. During the year ended December 31, 2017, we recorded: (i) a net realized loss of $0.4 million on the sale of Agency RMBS, (ii) an unrealized loss of $0.6 million on the mark-to-market value of Agency RMBS, (iii) a realized loss of $4.6 million on the settlement of derivatives and (iv) an unrealized loss of $0.6 million on the mark-to-market value of derivatives. During the year ended December 31, 2016 we recorded: (i) an $8.3 million loss on the sale of Agency RMBS, (ii) a $10.7 million gain on the sale of CDO bonds, (iii) a $0.5 million gain on non-Agency RMBS, (iv) an $18.3 million gain associated with the settlement of derivatives, (v) a $1.2 million unrealized gain associated with derivatives and (vi) a $23.1 million unrealized loss on Agency RMBS due to a change to an intent to sell.
Interest and Investment Income

Interest and investment income decreased by $68.1 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $33.2 million decrease related to our subprime mortgage loan call option, which was sold in the fourth quarter of 2016, (ii) a $20.5 million decrease of PIK interest earned on a resorts-related loan as a result of a pay down in the third quarter of 2016 and final pay down in the third quarter of 2017, (iii) a $5.0 million decrease on the accretion of discount recognized on a resorts-related loan and (iv) a $10.2 million decrease in real estate securities and loans, offset by an increase of $0.8 million in corporate bank interest.
Interest Expense, net

Interest expense, net decreased by $33.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $33.2 million decrease related to our subprime mortgage loan call option which was sold in the fourth quarter of 2016, (ii) a $1.7 million decrease due to lower average balance of repurchase agreements on agency RMBS, and (iii) a $0.6 million decrease as a result of a lower weighted average coupon on the junior subordinated notes payable, offset by an increase of $2.2 million on the financings related to the Traditional Golf business.

Loss on Extinguishment of Debt

The loss on extinguishment of debt decreased by $0.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to fewer write-offs of Traditional Golf liabilities.
Gain on Deconsolidation

The gain on deconsolidation of $82.1 million during the year ended December 31, 2016 is related to the deconsolidation of CDO VI. There were no deconsolidations during the year ended December 31, 2017.
Other Income (Loss), Net

Other income (loss), net increased by $3.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due in part to a $2.9 million writedown on our equity method investment during the year ended December 31, 2016 and a decrease of $0.9 million in disposal related expenses in the Traditional Golf business during the year ended December 31, 2017 as compared to the year ended December 31, 2016, offset by a $0.2 million decrease in collateral management fee income and a $0.1 million decrease from the disposal of legacy assets.

Comparison of Results of Operations for the years ended December 31, 2016 and 2015

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Golf course operations	$226,255	$224,419	$1,836	0.8%
Sales of food and beverages	72,625	71,437	1,188	1.7%
Total revenues	298,880	295,856	3,024	1.0%

Operating costs
Operating expenses	254,353	254,553	(200)	(0.1)%
Cost of sales - food and beverages	21,593	22,549	(956)	(4.2)%
General and administrative expense	13,842	12,037	1,805	15.0%
Management fee and termination payment to affiliate	10,704	10,692	12	0.1%
Depreciation and amortization	26,496	28,634	(2,138)	(7.5)%
Impairment	10,381	11,896	(1,515)	(12.7)%
Realized and unrealized (gain) loss on investments	685	(22,264)	22,949	103.1%
Total operating costs	338,054	318,097	19,957	6.3%
Operating loss	(39,174)	(22,241)	16,933	76.1%

Other income (expenses)
Interest and investment income	91,291	95,891	(4,600)	(4.8)%
Interest expense, net	(52,868)	(62,129)	(9,261)	(14.9)%
Gain (loss) on extinguishment of debt	(780)	15,306	(16,086)	(105.1)%
Gain on deconsolidation	82,130	—	82,130	N.M.
Other loss, net	(3,074)	(5,574)	(2,500)	(44.9)%
Total other income	116,699	43,494	73,205	168.3%

Income from continuing operations before income tax	$77,525	$21,253	$56,272	264.8%
N.M. – Not meaningful

Revenues from Golf Course Operations
Revenues from golf course operations increased by $1.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to: (i) a $5.5 million increase in net driving range revenues at public golf properties as a result of the continued growth of The Players Club program, (ii) a $2.0 million increase due to additional initiation fees from new member sales and higher membership dues rates, partially offset by (iii) a $3.4 million decrease in green fee and cart rental revenue as a result of unfavorable conditions, especially in California, (iv) a $1.9 million decrease in greens and cart fees and merchandise sales from properties that were exited in 2016 and (v) a $0.4 million decrease in sales of merchandise due to unfavorable conditions, especially in California.

Sales of Food and Beverages

Sales of food and beverages increased by $1.2 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a $2.2 million increase in private event revenues and packaged round and beverage offers to The Players Club members, partially offset by a $1.0 million decrease from properties that were exited in 2016.
Operating Expenses
There was no significant change in operating expenses during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $1.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to (i) a $0.8 million decrease as a result of increased vendor rebates in 2016, (ii) a $0.4 million decrease from properties that were exited in 2016, partially offset by (iii) a $0.2 million increase due to additional food and beverage sales.
General and Administrative Expense (including Acquisition and Transaction Expense)
General and administrative expense increased by $1.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to: (i) $1.6 million in costs related to the development of Entertainment Golf in the year ended December 31, 2016 compared to the year ended December 31, 2015 and (ii) a $0.2 million increase in professional fees incurred related to the golf financing obtained in June 2016 as compared to the financing obtained in August 2015.
Management Fee and Termination Payment to Affiliate
There was no significant change in management fee and termination payment to affiliate during the year ended December 31, 2016 compared to the year ended December 31, 2015.
Depreciation and Amortization
Depreciation and amortization expense decreased by $2.1 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to certain assets being fully depreciated in 2015 and 2016 from scheduled lease expirations partially offset by an increase in depreciation from additional capital leases.
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
Realized and Unrealized (Gain) Loss on Investments
The realized and unrealized (gain) loss on investments increased by $22.9 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. During the year ended December 31, 2016, we recorded: (i) an $8.3 million loss on the sale of Agency RMBS, (ii) a $10.7 million gain on the sale of CDO bonds, (iii) a $0.5 million gain on non-Agency RMBS and (iv) an $18.3 million gain associated with the settlement of derivatives. We also recorded a $1.2 million unrealized gain associated with derivatives and a $23.1 million unrealized loss on Agency RMBS due to a change to an intent to sell. During the year ended December 31, 2015, we recorded: (i) a $28.8 million gain on the sale of CMBS and non-Agency RMBS, (ii) a $3.7 million gain on the sale of Agency RMBS, (iii) a $1.5 million gain on the sale of real estate related loans and (iv) a $13.5 million loss associated with the settlement of derivatives. We also recorded a $1.8 million unrealized gain associated with derivatives.
Interest and Investment Income
Interest and investment income decreased by $4.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to: (i) a $5.7 million net decrease as a result of the sales and pay downs of real estate related loans in CDOs VI, VIII and IX, (ii) an $11.5 million decrease as a result of the sales and pay downs of real estate securities in CDOs VI, VIII and IX and (iii) a decrease of $3.2 million as a result of lower notional on our subprime mortgage loan call option. These were offset by: (i) a $1.4 million increase related to additional paid in kind (“PIK”) interest earned on corporate loans, (ii) a $10.5 million increase primarily related to accretion income recognized from a pay down of the resorts-related loan and (iii) a $3.9 million increase due to additional purchases of Agency RMBS.
Interest Expense, Net
Interest expense, net decreased by $9.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to: (i) a $1.6 million decrease in swap interest expense as there were no interest rate swaps in 2016, (ii) a $5.6 million decrease as a result of the golf debt that was repurchased in August 2015, (iii) a $4.4 million decrease due to lower balances of CDO bonds payable, (iv) a $3.2 million decrease as a result of lower notional on the financing of our subprime mortgage loan call option and (v) a $1.6 million decrease as a result of a lower weighted average coupon on the junior subordinated notes payable. These were offset by: (i) a $0.3 million increase due to the financing of the golf debt that was repurchased in August 2015, (ii) a $2.5 million increase due to higher financing costs and borrowing amounts incurred on repurchase agreements on the Agency RMBS, (iii) a $4.0 increase due to the refinancing of the golf debt in June 2016 and (iv) a $0.3 million increase due to interest expense on new capital leases.
Gain (Loss) on Extinguishment of Debt

The gain on extinguishment of debt decreased by $16.1 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 due to: $0.8 million recorded during the year ended December 31, 2016 related to the write-off of traditional golf liabilities. The gain on extinguishment of debt of $15.3 million during the year ended December 31, 2015 is due to: (i) a $15.4 million gain related to the repurchase of the first and second lien traditional golf debt from a third party in August 2015, (ii) $0.5 million gain related to the repurchase of CDO bonds payable in June 2015, offset by $0.6 million of losses associated with the write-off of traditional golf liabilities.
Gain on Deconsolidation

The gain on deconsolidation of $82.1 million during the year ended December 31, 2016 is related to the deconsolidation of CDO VI. There were no deconsolidations during the year ended December 31, 2015.
Other Loss, Net
Other loss, net decreased by $2.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a $1.7 million decrease on our real estate related loans in 2015 and a decrease of $0.8 million related to the Traditional Golf business.

Traditional Golf Segment Results

Comparison of Traditional Golf Results of Operations for the years ended December 31, 2017 and 2016 (A)

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf course operations	$221,737	$226,255	$(4,518)	(2.0)%
Sales of food and beverages	70,857	72,625	(1,768)	(2.4)%
Total revenues	292,594	298,880	(6,286)	(2.1)%

Operating costs
Operating expenses	247,585	254,353	(6,768)	(2.7)%
Cost of sales - food and beverages	20,959	21,593	(634)	(2.9)%
General and administrative expense	3,763	4,302	(539)	(12.5)%
Depreciation and amortization	24,260	26,496	(2,236)	(8.4)%
Impairment	—	6,232	(6,232)	(100.0)%
Realized and unrealized (gain) loss on investments	199	(294)	(493)	(167.7)%
Total operating costs	296,766	312,682	(15,916)	(5.1)%
Operating loss	(4,172)	(13,802)	(9,630)	(69.8)%

Other income (expenses)
Interest and investment income	159	134	25	18.7%
Interest expense, net	(15,277)	(12,470)	2,807	22.5%
Loss on extinguishment of debt	(294)	(780)	(486)	(62.3)%
Other loss, net	(1,468)	(2,379)	(911)	(38.3)%
Total other income (expenses)	(16,880)	(15,495)	(1,385)	(8.9)%

Loss from continuing operations before income tax	$(21,052)	$(29,297)	$(8,245)	(28.1)%

(A)	We own, lease or manage 75 and 78 golf properties as of December 31, 2017 and 2016, respectively.
Revenues from Golf Course Operations

Revenues from golf course operations decreased by $4.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $7.5 million decrease from properties that were exited in 2016 and (ii) a $3.3 million decrease in green fee and cart rental revenue primarily as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $4.0 million increase due to additional initiation fees from new member sales and higher membership dues rates and (iv) a $2.3 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Sales of Food and Beverages

Sales of food and beverages decreased by $1.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease from properties that were exited in 2016.

Operating Expenses
Operating expenses decreased by $6.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $9.0 million decrease from properties that were exited in 2016 and (ii) a $0.4 million decrease in rent expense, partially offset by (iii) a $2.2 million increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage and (iv) a $0.4 million increase in legal costs.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $0.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease from properties that were exited in 2016.
General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense decreased by $0.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $0.9 million decrease in professional fees incurred related to the golf financing obtained in June 2016, partially offset by (ii) a $0.4 million increase in professional fees incurred in 2017.

Depreciation and Amortization
Depreciation and amortization decreased by $2.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations, partially offset by an increase in depreciation from additional capital leases.
Impairment

Impairment of $6.2 million was recorded for the year ended December 31, 2016 due to a $3.6 million impairment on one golf property when we reclassified the property to held-for-sale and a $2.6 million impairment charge related to two golf properties. There was no impairment recorded during the year ended December 31, 2017.

Realized and Unrealized (Gain) Loss on Investments

Realized and unrealized gain on investments decreased by $0.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to losses recorded on the interest rate cap for our Traditional Golf term loan.

Interest and Investment Income

There was no significant change in interest and investment income during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Interest Expense, net
Interest expense, net increased by $2.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $3.7 million increase related to the term loan obtained in June 2016, (ii) a $0.6 million increase in membership deposit liability interest accretion due to more members and (iii) a $0.2 million increase due to additional capital leases, partially offset by (iv) a $1.7 million decrease related to the repurchase agreement exited in June 2016.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $0.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to fewer liability write-offs in 2017.
Other Loss, net
Other loss, net decreased by $0.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to: (i) lower lease disposition costs incurred in 2017 for leases exited in 2017 and 2016 and (ii) an increase in other liability write-offs in 2017, partially offset by a loss on disposal for a golf property in Oregon in 2017.

Comparison of Traditional Golf Results of Operations for the years ended December 31, 2016 and 2015 (A)

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Amount	%
Revenues
Golf course operations	$226,255	$224,419	$1,836	0.8%
Sales of food and beverages	72,625	71,437	1,188	1.7%
Total revenues	298,880	295,856	3,024	1.0%

Operating costs
Operating expenses	254,353	254,553	(200)	(0.1)%
Cost of sales - food and beverages	21,593	22,549	(956)	(4.2)%
General and administrative expense	4,302	4,347	(45)	(1.0)%
Depreciation and amortization	26,496	28,682	(2,186)	(7.6)%
Impairment	6,232	—	6,232	N.M
Realized and unrealized (gain) loss on investments	(294)	9	303	N.M.
Total operating costs	312,682	310,140	2,542	0.8%
Operating loss	(13,802)	(14,284)	(482)	(3.4)%

Other income (expenses)
Interest and investment income	134	152	(18)	(11.8)%
Interest expense, net	(12,470)	(13,515)	(1,045)	(7.7)%
Gain (loss) on extinguishment of debt	(780)	14,818	(15,598)	(105.3)%
Other loss, net	(2,379)	(1,629)	750	46.0%
Total other income (expenses)	(15,495)	(174)	15,321	N.M.

Loss from continuing operations before income tax	$(29,297)	$(14,458)	$14,839	102.6%

(A)	We own, lease or manage 78 and 86 golf properties as of December 31, 2016 and 2015, respectively.
N.M. – Not meaningful

Revenues from Golf Course Operations
Revenues from golf course operations increased by $1.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to: (i) a $5.5 million increase in net driving range revenues at public golf properties as a result of the continued growth of The Players Club program, (ii) a $2.0 million increase due to additional initiation fees from new member sales and higher membership dues rates, partially offset by (iii) a $3.4 million decrease in green fee and cart rental revenue as a result of unfavorable conditions, especially in California, (iv) a $1.9 million decrease in greens and cart fees and merchandise sales from properties that were exited in 2016 and (v) a $0.4 million decrease in sales of merchandise due to unfavorable conditions, especially in California.

Sales of Food and Beverages

Sales of food and beverages increased by $1.2 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to a $2.2 million increase in private event revenues and packaged round and beverage offers to The Players Club members, partially offset by a $1.0 million decrease from properties that were exited in 2016.
Operating Expenses
There was no significant change in operating expenses during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $1.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to: (i) a $0.8 million decrease as a result of increased vendor rebates in 2016, (ii) a $0.4 million decrease from properties that were exited in 2016, partially offset by (iii) a $0.2 million increase due to additional food and beverage sales.
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

Realized and Unrealized (Gain) Loss on Investments

Realized and unrealized (gain) loss on investments increased by $0.3 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 due to a gain recorded on the interest rate cap on our golf term loan.

Interest and Investment Income

There was no significant change in interest and investment income during the year ended December 31, 2016 compared to the year ended December 31, 2015.

Interest Expense, Net

Interest expense, net decreased by $1.0 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to: (i) a $5.6 million decrease from the golf debt that was repurchased in August 2015, partially offset by (ii) a $4.0 million increase related to the golf refinancing obtained in June 2016, (iii) a $0.3 million increase due to the August 2015 golf repurchase agreement and (iv) a $0.3 million increase in capital lease interest due to additional capital leases.

Gain (Loss) on Extinguishment of Debt

Gain (loss) on extinguishment of debt decreased by $15.6 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to the gain on extinguishment of debt recorded related to the acquisition of the first and second lien golf debt at a discount in August 2015.
Other Loss, net

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
Sources of Liquidity and Uses of Capital
As of the date of this filing, we believe we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next 12 months, we expect that our cash on hand combined with our other primary sources of funds for liquidity will be sufficient to satisfy our anticipated liquidity needs with respect to our current portfolio, including related financings, capital expenditures for our Traditional and Entertainment Golf businesses, working capital needs and operating expenses. However, we may have additional cash requirements with respect to incremental investments related to our Traditional Golf business and executing our strategic objectives for our Entertainment Golf business. In addition to our available cash, we may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings or equity offerings. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations and capital expenditures, through our cash on hand and, if needed, additional borrowings, proceeds from equity offerings and the liquidation or refinancing of our assets. We continually monitor market conditions for financing opportunities, and at any given time, we may enter into or pursue one or more of the transactions described above.
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

Cash flows provided by operations constitute a critical component of our liquidity. Essentially, our cash flows provided by operations is equal to (i) net cash flows received from our Traditional Golf business, plus (ii) the net cash flows from our Debt Investments that are not subject to mandatory debt repayment, including principal and sales proceeds, less (iii) Traditional Golf operating expenses, management fees, professional fees, insurance and other expenses, less (iv) interest on the junior subordinated notes payable and less (v) preferred dividends.

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

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf-related real estate and operations.  The Company has paid preferred dividends of $5.6 million in fiscal year 2017 and our board of directors elected not to declare common stock dividends for fiscal year 2017 to retain capital for growth. For the year ended December 31, 2017, the Company reported net cash used in operating activities of $11.2 million, net cash provided by investing activities of $656.6 million, net cash used in financing activities of $617.9 million and cash and cash equivalents of $167.7 million as of December 31, 2017. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.
Update on Liquidity, Capital Resources and Capital Obligations
Cash – As of December 31, 2017, we had $167.7 million of available cash, including $24.4 million of working capital for the Traditional Golf business, and $69.5 million from the final pay down received on the resorts-related loan (see Note 9 in Part II, Item 8. “Financial Statements and Supplementary Data”). On October 31, 2017, we declared a quarterly preferred dividend of $1.4 million which was paid on January 31, 2018.

Short-term liquidity requirements - As of December 31, 2017, we expect our short-term liquidity requirements to include a total of approximately $75.0 to $85.0 million for Drive Shack venues and customary Traditional Golf capital expenditures.
Margin Exposure and Recourse Financings – In August 2017, we sold the remaining FNMA/FHLMC securities and repaid the repurchase agreements related to the financing of the FNMA/FHLMC securities. We have no margin exposure following the repayment of the repurchase agreements. See Notes 7 and 8 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

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

•
Impact of Unexpected Costs, Cost Increases and Delayed Opening of our Entertainment Golf Venues on Cash Flows – There may be unforeseen or higher than expected construction and development costs and the opening of new venues may be later than expected. These additional expenses and timing of opening may vary materially from our estimates.

Debt Obligations
Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.
The financing of our Traditional Golf business contain various customary loan covenants, including certain coverage ratios. We were in compliance with all of the covenants in these financings as of December 31, 2017.

See Note 7 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to our debt obligations and contractual maturities as of December 31, 2017.

Repurchase Agreements
In August 2017, the Company sold all of the agency FNMA/FHLMC securities and repaid the repurchase agreements associated with those securities.
Subordinated Notes Payable
The following table presents certain information regarding the junior subordinated notes (dollars in thousands).

Outstanding face amount	$51,004
Weighted average coupon	LIBOR + 2.25%
Maturity	April 2035
Collateral	General credit of Drive Shack Inc.
Traditional Golf Credit Facilities

See Note 7 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about our Traditional Golf credit facilities.
Equity
Common Stock

See Note 12 in Part II, Item 8. “Financial Statements and Supplementary Data” for information on shares of our common stock issued since 2015.
Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2015	April 2015	$0.12
June 30, 2015	July 2015	$0.12
September 30, 2015	October 2015	$0.12
December 31, 2015	January 2016	$0.12
March 31, 2016	April 2016	$0.12
June 30, 2016	July 2016	$0.12
September 30, 2016	October 2016	$0.12
December 31, 2016	January 2017	$0.12

Our board of directors elected not to declare common stock dividends for 2017 to retain capital for growth. See Note 12 in Part II, Item 8. “Financial Statements and Supplementary Data” for detailed information on our options outstanding and option plans.
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
All accrued dividends on our preferred stock have been paid through January 31, 2018.
See Note 12 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information on our preferred stock.

Noncontrolling Interest
Noncontrolling interest represents the equity interest in certain consolidated subsidiaries not owned by us. Noncontrolling interest is reported as a component of equity. In addition, changes in the Company’s ownership interest while we retain its controlling interest are accounted for as equity transactions, and, upon a gain or loss of control, retained ownership interests are remeasured at fair value, with any gain or loss recognized in earnings.
Our noncontrolling interest associated with a Traditional Golf property has a carrying value of zero.
Accumulated Other Comprehensive Income (Loss)
During the year ended December 31, 2017 our accumulated other comprehensive income (loss) changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income, December 31, 2016	$1,168
Net unrealized gain on available-for-sale securities	2,547
Reclassification of net realized gain on securities into earnings	(2,345)
Accumulated other comprehensive income, December 31, 2017	$1,370

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates. Net unrealized gains on our real estate securities increased during the year ended December 31, 2017 in accumulated other comprehensive income primarily as a result of unrealized gains on our fixed rate Agency RMBS caused by lower variable interest rates.
See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.
Cash Flow
Operating Activities

Net cash flow (used in) provided by operating activities changed from $3.4 million for the year ended December 31, 2016 to $(11.2) million for the year ended December 31, 2017. It changed from $(2.6) million for the year ended December 31, 2015 to $3.4 million for the year ended December 31, 2016. These changes resulted primarily from the factors described below:

2017 compared to 2016

•	Operating cash flows increased by:

◦	$8.6 million in our Traditional Golf business primarily as a result of higher participation in The Players Club program at public golf properties and improving margins on golf course operations;

◦
$1.0 million due to savings in interest paid as a result of lower average coupon rates associated with our junior subordinated notes payable for the year ended December 31, 2017 compared to the year ended December 31, 2016; and

◦	$4.1 million due to savings in corporate professional fees.

•	Operating cash flows decreased by:

◦	$8.5 million of higher costs associated with the development of the Entertainment Golf business;

◦	$7.3 million of lower interest and other fees collected due to the sale of real estate securities;

◦	$1.7 million in estimated federal tax payments for fiscal year 2017 as the Company revoked its election to be treated as a REIT effective January 1, 2017; and

◦	$10.7 million of higher payments primarily due to the termination of the Management Agreement.

2016 compared to 2015

•	Operating cash flows increased by:

◦
$8.5 million in our Traditional Golf business primarily as a result of (i) the continued growth of the driving range program at public golf properties, (ii) decreased interest expense payments as a result of the golf debt repurchased in August 2015, (iii) increased food and beverage sales due to increased private events, and (iv) decreased operating expenses as a result of the termination of certain leased Traditional Golf properties in 2015.

◦
$1.2 million due to savings in interest paid as a result of lowering interest rates associated with the junior subordinated notes payable for the year ended December 31, 2016 compared to the year ended December 31, 2015; and

◦
$3.3 million decrease in corporate general and administrative expenses paid during the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to expenses incurred at the end of 2014 that were paid in the first quarter of 2015 associated with the spin-off of New Senior Investment Group Inc.

•	Operating cash flows decreased by:

◦	$1.1 million in general and administrative expenses paid for the development of the Entertainment Golf business; and

◦
$5.9 million in lower receipts from our Debt Investments for the year ended December 31, 2016 compared to the year ended December 31, 2015 primarily due to lower interest proceeds as a result of the liquidation CDO VIII and IX in June 2015 and the sale of a loan in April 2016.

Investing Activities

Investing activities provided $656.6 million, used $152.6 million, and provided $193.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. Uses of cash flows from investing activities consisted primarily of the investments made in Traditional Golf properties, Entertainment Golf venues, real estate securities and payments for settlement of derivatives. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities, settlement of derivatives and return of restricted cash from investing activities.

Financing Activities

Financing activities used $617.9 million, provided $243.8 million, and used $218.7 million during the years December 31, 2017, 2016 and 2015, respectively. Proceeds from cash flow from financing consisted primarily of borrowings under debt obligations, the return of margin deposits under repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, the repurchase of debt, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, the payment of common and preferred dividends, and payments related to the settlement of derivatives.
See the Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in “Financial Statements and Supplementary Data” for a reconciliation of our cash position for the periods described herein.
Interest Rate Risk
We are subject to interest rate risk with respect to our credit facilities. These risks are further described in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
Off-Balance Sheet Arrangements
As of December 31, 2017, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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
In each case, our exposure to loss is limited to the carrying value of our investment.

Contractual Obligations
As of December 31, 2017, we had the following material contractual obligations (payments in thousands):

Contract	Terms
Credit Facilities, Traditional Golf	Described under Note 7 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Capital Leases - Equipment	Described under Note 7 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Junior Subordinated Notes Payable	Described under Note 7 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Operating Leases, Traditional Golf	Described under Notes 2 and 14 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Membership Deposit Liabilities	Described under Notes 2 and 14 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Operating Leases, Entertainment Golf	Described under Note 14 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

	Fixed and Determinable Payments Due by Period
Contract	2018	2019-2020	2021-2022	Thereafter	Total

Credit facilities, Traditional Golf (A)	6,634	111,954	9	292	118,889
Capital leases - Equipment (A)	5,600	9,644	3,432	56	18,732
Junior subordinated notes payable (A)	2,011	4,022	4,022	75,804	85,859
Operating lease obligations - Traditional Golf (B)	30,727	51,617	32,508	116,623	231,475
Membership deposit liabilities (C)	8,754	2,426	7,262	230,062	248,504
Operating lease obligations - Entertainment Golf (D)	48	765	1,361	18,263	20,437
Total	$53,774	$180,428	$48,594	$441,100	$723,896

(A)
Includes interest based on rates existing at December 31, 2017 and assumes no prepayments. Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates.

(B)
Includes leases of golf courses and related facilities, carts and equipment. Excludes escalation charges which per our lease agreements are not fixed and determinable payments. Also excludes five month-to-month property leases which are cancellable by the parties with 30 days written notice and various month-to-month operating leases for carts and equipment. The aggregate monthly expense of these leases was $0.5 million.

(C)	Amounts represent gross initiation fee deposits refundable 30 years after the date of acceptance of a member.

(D)	Includes primarily ground leases for Entertainment Golf venue development.

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
Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Year Ended December 31,
	2017	2016	2015
(Loss) Income applicable to common stockholders	$(47,781)	$71,499	$16,267
Add (deduct):
Impairment	60	10,381	11,896
Realized and unrealized loss (gain) on investments	6,243	685	(22,264)
Other loss (income) (A)	1,442	(76,760)	(8,274)
Impairment, other (income) loss and other adjustments from discontinued operations (B)	—	—	(307)
Depreciation and amortization (C)	34,868	36,749	39,416
Acquisition, transaction, restructuring and spin-off related expenses (D)	19,498	4,762	1,391
Core earnings	$14,330	$47,316	$38,125

(A)	Other (loss) income reconciliation:

	Year Ended December 31,
	2017	2016	2015
Total other income	$3,675	$116,699	$43,494
Add (deduct):
Equity in earnings from equity method investments (E)	(1,536)	(1,516)	(1,311)
Interest and investment income	(23,162)	(91,291)	(95,891)
Interest expense, net	19,581	52,868	62,129
Provision for income tax relating to gain on extinguishment of debt	—	—	(147)
Other (loss) income	$(1,442)	$76,760	$8,274

(B)	Includes gain on settlement of assets of $0.3 million and depreciation and amortization of less than $0.1 million during the year ended December 31, 2015.

(C)
Including accretion of membership deposit liabilities of $6.5 million, $5.8 million and $5.8 million, and amortization of favorable and unfavorable leasehold intangibles of $4.1 million, $4.5 million and $4.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. The accretion of membership deposit liabilities was recorded to interest expense, net and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses.

(D)
Including acquisition and transaction expenses of $8.7 million, $4.4 million and $1.1 million and restructuring expenses of $0.1 million, $0.4 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively. Also includes a $10.7 million payment during the year ended December 31, 2017, related to the termination of the Management Agreement. The acquisition and transaction expenses were recorded to general and administrative expense, restructuring expenses were recorded to operating expenses and the termination payment was recorded to management fee and termination payment to affiliate.

(E)
Equity in earnings from equity method investments excludes impairment of $2.9 million and $7.5 million during the years ended December 31, 2016 and 2015, respectively. There was no impairment reported during the year ended December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices and equity prices. As of December 31, 2017, we substantially exited our real estate related debt positions, which significantly reduced our market risk exposure related to interest rate risk, credit spread risk and credit risk. We are also exposed to inflationary factors in our business.

Interest Rate Risk
We are exposed to market risks from fluctuations in interest rates on our credit facilities. The objective of our financial risk management is to minimize and mitigate the potential negative impact of interest rates. We do not acquire market risk sensitive instruments for trading purposes. We manage interest rate risk through the use of an interest rate cap which fixes the variable rate on the Traditional Golf term loan. A 25 basis point increase in LIBOR would increase our interest expense by approximately $0.1 million per annum.

Inflation

The primary inflationary factors affecting our operations include materials and labor costs. In general, we have been able to partially offset cost increases resulting from inflation by increasing prices, improving productivity, or other operating changes. We may or may not be able to offset cost increases in the future. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. In some cases, some of our lease commitments are tied to consumer price index (“CPI”) increases. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our capital needs, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Interest Rate Risk” above.

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

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Report of Independent Registered Public Accounting Firm.
Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016.
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.
Notes to Consolidated Financial Statements.
All schedules have been omitted because either the required information is included in our Consolidated Financial Statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Drive Shack Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated March 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2000.

/s/ Ernst & Young LLP
New York, New York
March 13, 2018

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Drive Shack Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Drive Shack Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 13, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, New York
March 13, 2018

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$167,692	$140,140
Restricted cash	5,178	4,992
Accounts receivable, net - Note 2	8,780	8,047
Real estate securities, available-for-sale - Note 8	2,294	629,254
Other current assets - Note 2	23,568	78,687
Total Current Assets	207,512	861,120
Restricted cash, noncurrent	818	1,412
Property and equipment, net of accumulated depreciation - Note 5	241,258	217,611
Intangibles, net of accumulated amortization - Note 6	57,276	65,112
Other investments	21,135	19,256
Other assets - Note 2	8,649	7,447
Total Assets	$536,648	$1,171,958

Liabilities and Equity
Current Liabilities
Obligations under capital leases - Note 7	$4,652	$3,699
Membership deposit liabilities	8,733	8,491
Repurchase agreements - Note 7	—	600,964
Accounts payable and accrued expenses - Note 2	36,797	26,249
Deferred revenue - Note 2	31,207	29,851
Other current liabilities - Note 2	22,596	28,968
Total Current Liabilities	103,985	698,222
Credit facilities and obligations under capital leases - Note 7	112,105	111,585
Junior subordinated notes payable - Note 7	51,208	51,217
Membership deposit liabilities, noncurrent	86,523	80,549
Deferred revenue, noncurrent - Note 2	6,930	6,256
Other liabilities - Note 2	4,846	6,062
Total Liabilities	$365,597	$953,891

Commitments and contingencies - Note 14

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2017 and 2016	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,977,104 and 66,824,304 shares issued and outstanding at December 31, 2017 and 2016, respectively	670	668
Additional paid-in capital	3,173,281	3,172,720
Accumulated deficit	(3,065,853)	(3,018,072)
Accumulated other comprehensive income - Note 2	1,370	1,168
Total Equity	$171,051	$218,067

Total Liabilities and Equity	$536,648	$1,171,958

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Golf course operations	$221,737	$226,255	$224,419
Sales of food and beverages	70,857	72,625	71,437
Total revenues	292,594	298,880	295,856

Operating costs
Operating expenses	247,905	254,353	254,553
Cost of sales - food and beverages	20,959	21,593	22,549
General and administrative expense	16,624	13,842	12,037
Management fee and termination payment to affiliate - Note 13	21,410	10,704	10,692
Depreciation and amortization	24,304	26,496	28,634
Impairment	60	10,381	11,896
Realized and unrealized loss (gain) on investments - Note 2	6,243	685	(22,264)
Total operating costs	337,505	338,054	318,097
Operating loss	(44,911)	(39,174)	(22,241)

Other income (expenses)
Interest and investment income	23,162	91,291	95,891
Interest expense, net	(19,581)	(52,868)	(62,129)
Gain (loss) on extinguishment of debt	(294)	(780)	15,306
Gain on deconsolidation	—	82,130	—
Other income (loss), net - Note 2	388	(3,074)	(5,574)
Total other income	3,675	116,699	43,494
(Loss) Income from continuing operations before income tax	(41,236)	77,525	21,253
Income tax expense - Note 15	965	189	345
(Loss) Income from continuing operations	(42,201)	77,336	20,908
Income from discontinued operations, net of tax - Note 3	—	—	646
Net (Loss) Income	(42,201)	77,336	21,554
Preferred dividends	(5,580)	(5,580)	(5,580)
Net (income) loss attributable to noncontrolling interest	—	(257)	293
(Loss) Income Applicable To Common Stockholders	$(47,781)	$71,499	$16,267

Continued on next page.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
(Loss) Income Applicable to Common Stock, per share
Basic	$(0.71)	$1.07	$0.24
Diluted	$(0.71)	$1.04	$0.24

(Loss) Income from Continuing Operations per share of Common Stock, after preferred dividends and noncontrolling interest
Basic	$(0.71)	$1.07	$0.23
Diluted	$(0.71)	$1.04	$0.23

Income from Discontinued Operations per share of Common Stock
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,903,457	66,709,925	66,479,321
Diluted	66,903,457	68,788,440	68,647,915

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(42,201)	$77,336	$21,554
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	2,547	(31,658)	(1,868)
Reclassification of net realized (gain) loss on securities into earnings	(2,345)	20,231	(32,537)
Reclassification of net realized gain on deconsolidation of CDO VI	—	(20,682)	—
Net unrealized loss on derivatives designated as cash flow hedges	—	—	(60)
Reclassification of net realized (gain) loss on derivatives designated as cash flow hedges into earnings	—	(20)	1,897
Other comprehensive income (loss)	202	(32,129)	(32,568)
Total comprehensive income (loss)	$(41,999)	$45,207	$(11,014)
Comprehensive income (loss) attributable to Drive Shack Inc. stockholders' equity	$(41,999)	$44,950	$(10,721)
Comprehensive income (loss) attributable to noncontrolling interest	$—	$257	$(293)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
							Accumulated Other Comp. Income (Loss)	Total Drive Shack Inc. Stockholders' Equity
					Additional Paid in Capital					Total Equity (Deficit)
	Preferred Stock		Common Stock			Accumulated Deficit			Noncontrolling Interest
	Shares	Amount	Shares	Amount
Equity (deficit) - December 31, 2014	2,463,321	$61,583	66,424,508	$664	$3,172,060	$(3,041,880)	$65,865	$258,292	$36	258,328
Dividends declared	—	—	—	—	—	(37,505)	—	(37,505)	—	(37,505)
Issuance of common stock	—	—	230,090	3	310	—	—	313	—	313
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	21,847	—	21,847	(293)	21,554
Other comprehensive loss	—	—	—	—	—	—	(32,568)	(32,568)	—	(32,568)
Total comprehensive income (loss)								(10,721)	(293)	(11,014)
Equity (deficit) - December 31, 2015	2,463,321	$61,583	66,654,598	$667	$3,172,370	$(3,057,538)	$33,297	$210,379	$(257)	$210,122
Dividends declared	—	—	—	—	—	(37,613)	—	(37,613)	—	(37,613)
Issuance of common stock	—	—	169,706	1	350	—	—	351	—	351
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	77,079	—	77,079	257	77,336
Deconsolidation of net unrealized gain on securities	—	—	—	—	—	—	(20,682)	(20,682)	—	(20,682)
Other comprehensive loss	—	—	—	—	—	—	(11,447)	(11,447)	—	(11,447)
Total comprehensive loss								44,950	257	45,207
Equity (deficit) - December 31, 2016	2,463,321	$61,583	66,824,304	$668	$3,172,720	$(3,018,072)	$1,168	$218,067	$—	$218,067
Dividends declared	—	—	—	—	—	(5,580)	—	(5,580)	—	(5,580)
Issuance of common stock	—	—	152,800	2	561	—	—	563	—	563
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(42,201)	—	(42,201)	—	(42,201)
Other comprehensive income	—	—	—	—	—	—	202	202	—	202
Total comprehensive income (loss)								(41,999)	—	(41,999)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051	$—	$171,051

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$(42,201)	$77,336	$21,554
Adjustments to reconcile net income to net cash provided by (used in) operating activities (inclusive of amounts related to discontinued operations):
Depreciation and amortization	24,304	26,496	28,645
Amortization of discount and premium	(3,457)	(6,445)	(2,555)
Other amortization	10,564	10,254	10,782
Net interest income on investments accrued to principal balance	(8,458)	(28,886)	(27,246)
Amortization of revenue on golf membership deposit liabilities	(1,264)	(884)	(509)
Amortization of prepaid golf member dues	(28,919)	(28,902)	(29,558)
Impairment	60	10,381	11,896
Equity in (earnings) loss from equity method investment, net of distributions	(1,536)	1,338	6,194
Gain on deconsolidation	—	(82,130)	—
Loss (gain) on settlement of investments, net	5,429	(20,555)	(19,305)
Unrealized loss (gain) on investments	1,128	21,906	(1,758)
Loss (gain) on extinguishment of debt, net	294	780	(15,306)
Non-cash directors' compensation	563	351	313
Change in:
Restricted cash	408	(6,828)	(2,344)
Accounts receivable, net, other current assets and other assets - noncurrent	(2,159)	595	(1,805)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	34,089	28,571	18,361
Net cash (used in) provided by operating activities	(11,155)	3,378	(2,641)
Cash Flows From Investing Activities
Principal repayments from investments	100,020	150,459	128,191
Purchase of real estate securities	—	(3,086,654)	(1,409,693)
Proceeds from sale of securities and loans	595,850	2,777,808	1,425,480
Net (payments for) proceeds from settlement of TBAs	(4,669)	18,318	—
Acquisition and additions of property and equipment and intangibles	(33,451)	(12,571)	(7,637)
Change in restricted cash from investing activities	—	—	56,774
Deposits paid on property and equipment	(841)	—	—
Contributions to equity method investment	(343)	—	—
Net cash provided by (used in) investing activities	656,566	(152,640)	193,115

Continued on next page.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Financing Activities
Repurchases of debt obligations	—	—	(152,281)
Borrowings under debt obligations	1,651	3,068,280	1,966,666
Repayments of debt obligations	(606,568)	(2,788,183)	(1,983,438)
Margin deposits under repurchase agreements and derivatives	(89,692)	(131,443)	(130,398)
Return of margin deposits under repurchase agreements and derivatives	87,785	133,991	128,430
Golf membership deposits received	3,431	3,865	4,711
Common stock dividends paid	(8,019)	(32,011)	(31,897)
Preferred stock dividends paid	(5,580)	(5,580)	(5,580)
Payment of deferred financing costs	(22)	(4,248)	(754)
Net payments from settlement of derivative instruments	—	—	(13,519)
Other financing activities	(845)	(920)	(625)
Net cash (used in) provided by financing activities	(617,859)	243,751	(218,685)
Net Increase (Decrease) in Cash and Cash Equivalents	27,552	94,489	(28,211)
Cash and Cash Equivalents of Continuing Operations, Beginning of Period	140,140	45,651	73,727
Cash and Cash Equivalents of Discontinued Operations, Beginning of Period	—	—	135
Cash and Cash Equivalents, End of Period	$167,692	$140,140	$45,651

Cash and Cash Equivalents of Continuing Operations, End of Period	$167,692	$140,140	$45,651

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$12,414	$12,316	$16,438
Cash paid during the period for income taxes	$1,700	$386	$268
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$—	$8,019	$7,999
Preferred stock dividends declared but not paid	$930	$930	$930
Financing costs accrued but not paid	$—	$22	$—
Additions to capital lease assets and liabilities	$4,265	$8,240	$7,182
Additions to property and equipment and accounts payable	$8,557	$—	$—
Option exercise	$—	$410	$752
Property and equipment sold but not settled	$800	$—	$—

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
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
The Company's Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of December 31, 2017, the Company owned, leased or managed 75 properties across 13 states. Additionally, the Company plans to open a chain of next-generation Entertainment Golf venues across the United States and internationally which combine golf, competition, dining and fun. As of December 31, 2017, the Company has substantially monetized the remaining loans and securities in its Debt Investments segment (see Notes 8 and 9).
On February 23, 2017, the Company revoked its election to be treated as a real estate investment trust (“REIT”), effective January 1, 2017. The Company operated in a manner intended to qualify as a REIT for federal income tax purposes through December 31, 2016. See Note 15 for additional information on our REIT status.

On December 21, 2017, the Company announced that it had entered into definitive agreements with FIG LLC (the “Manager”) to internalize the Company’s management (the “Internalization”) effective January 1, 2018. The Company agreed with the Manager to terminate the existing Management Agreement and arrange for the Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement, the Company made a one-time cash payment of $10.7 million to the Manager.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting — The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP’’). The Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity.

For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company uses the equity method of accounting whereby it records its share of the underlying income of such entities.

Noncontrolling interest represents the equity interest in certain consolidated subsidiaries not owned by the Company. This is related to our Traditional Golf business, a portion of which the Company does not own. In October 2016, the Company exited certain golf properties in which the Company had a noncontrolling interest. The noncontrolling interest associated with the remaining golf property has a carrying value of zero. See Note 12 for additional information.

Prior Period Reclassifications — Certain prior period amounts have been reclassified to conform to the current period’s presentation. During 2017, the Company monetized and exited its significant real estate related debt positions, including the agency Fannie Mae/Freddie Mac (“FNMA/FHLMC’’) securities and received the final pay down on a corporate loan (“the resorts-related loan”). As such, beginning in September 30, 2017, the Company's Consolidated Balance Sheets were revised to a classified balance sheet presentation, consistent with an operating company presentation, and certain prior period amounts were reclassified to conform to the current period’s presentation. The Company reclassified assets, reasonably expected to be realized in cash during the normal operating cycle of the business, as current assets. The Company reclassified liabilities, whose liquidation is reasonably expected to require the use of current assets, as current liabilities. The Company reclassified “Real estate securities, available-for-sale - pledged as collateral’’ to “Real estate securities, available-for-sale’’ given the substantial monetization of the available-for-

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

sale securities. The Company reclassified “Real estate related and other loans, held-for-sale, net’’ and “Receivables from brokers, dealers and clearing organizations’’ to “Other current assets.” “Investments in real estate, net of accumulated depreciation” was renamed as “Property and equipment, net of accumulated depreciation” under the operating company presentation. The Company reclassified “Dividends payable” to be included in “Other current liabilities.” The change to a classified balance sheet and the related aforementioned reclassifications were made to simplify financial reporting as the Company has substantially exited its real estate related debt positions.

Risks and Uncertainties — We plan to develop and construct our Entertainment Golf business through long term land leases, land acquisition and redevelopment of existing golf courses and other similar customary real estate agreements. Developing new entertainment golf venues requires a significant amount of time and resources and poses a number of risks. Construction of new venues may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. We face competition for potential venue locations. Desirable venues may be unavailable or expensive, and the markets in which new venues are located may deteriorate over time. Additionally, the market potential of venues cannot be precisely determined, and our venues may face competition in new markets from unexpected sources. Constructed venues may not perform up to our expectations. For additional information, see Part I, Item 1A. “Risk Factors - Risk Related to Our Business.”

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

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company's purposes, comprehensive income represents primarily net income, as presented in the Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available-for-sale. Unrealized losses on securities with the intent to sell have been reclassified from other comprehensive income into income on the Consolidated Statements of Operations.

The following table summarizes the Company’s accumulated other comprehensive income:

	December 31,
	2017	2016
Net unrealized gain on securities	$1,370	$1,168
Accumulated other comprehensive income	$1,370	$1,168

REVENUE RECOGNITION

Golf Course Operations — Revenue from green fees, cart rentals, merchandise sales and other operating activities (consisting primarily of range income, banquets, and club amenities) are generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

Revenue from membership dues for private club members and The Players Club members is recognized in the month earned. Membership dues received in advance are included in deferred revenue and recognized as revenue ratably over the appropriate period, which is generally twelve months or less for private club members and the following month for The Players Club members. The membership dues are generally structured to cover the club operating costs and membership services.

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

Sales of Food and Beverages — Revenue from food and beverage sales are recorded at the point of service.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Real Estate Securities and Loans Receivable — The Company invested in securities, including real estate related asset backed securities and FNMA/FHLMC securities. Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. For securities that were not acquired at a discount for credit quality, these assumptions included the rate and timing of principal and interest receipts (which may be subject to prepayments and defaults).

The Company also invested in loans. Interest income on performing loans is accrued and recognized as interest income at the contractual rate of interest. Loans receivable are presented in the Consolidated Balance Sheets net of any unamortized discount (or gross of any unamortized premium) and an allowance for loan losses. Interest income with respect to non-discounted securities or loans is recognized on an accrual basis. Upon settlement of the sale of securities and loans, the excess (or deficiency) of net proceeds over the net carrying value of such security or loan was recognized as a gain (or loss) in the period of settlement.

Impairment of Securities and Loans — The Company continually evaluates securities and loans for impairment. Securities and loans are considered to be other-than-temporarily impaired, for financial reporting purposes, generally when it is probable that the Company will be unable to collect all principal or interest when due according to the contractual terms of the original agreements, or, for securities or loans purchased at a discount for credit quality, whenever there has been a probable adverse change in the timing or amounts of expected cash flows, or that represent retained beneficial interests in securitizations, when the Company determines that it is probable that it will be unable to collect as anticipated. The evaluation of a security’s or loan's estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security or loan, (iv) review of the performance of the loan or underlying loans, including debt service coverage and loan to value ratios, (v) analysis of the value of the collateral for the loan or underlying loans, (vi) analysis of the effect of local, industry and broader economic factors, and (vii) analysis of historical and anticipated trends in defaults and loss severities for similar securities or loans. The Company must record a write-down if it has the intent to sell a given security in an unrealized loss position, or if it is more likely than not that it will be required to sell such a security. Upon determination of impairment, the Company establishes specific valuation allowances for loans or records a direct write-down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Actual losses may differ from the Company’s estimates.
Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Year Ended December 31,
	2017	2016	2015
(Gain) on settlement of real estate securities	$(2,345)	$(19,129)	$(42,356)
Loss on settlement of real estate securities	2,803	16,178	9,850
Realized loss (gain) on settlement of TBAs, net	4,669	(18,318)	12,907
(Gain) loss on settlement of loans held-for-sale	(12)	48	(1,519)
Loss recognized on termination of derivative instruments	—	—	612
Unrealized loss on securities, intent-to-sell	558	23,128	—
Unrealized loss (gain) on non-hedge derivative instruments	570	(1,222)	(1,758)
Realized and unrealized loss (gain) on investments	$6,243	$685	$(22,264)

(Loss) gain on lease modifications and terminations	$(161)	$(62)	$471
Collateral management fee income, net	387	592	708
Equity in earnings (losses) of equity method investments, net	1,536	(1,338)	(6,194)
(Loss) on disposal of long-lived assets	(295)	(22)	(1,403)
Other (loss) income	(1,079)	(2,244)	844
Other income (loss), net	$388	$(3,074)	$(5,574)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Reclassification From Accumulated Other Comprehensive Income Into Net Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Year Ended December 31,
Accumulated Other Comprehensive Income (“AOCI”) Components	Income Statement Location	2017	2016	2015
Net realized (gain) loss on securities
Impairment (reversal)	Impairment (reversal)	$—	$54	$(31)
(Gain) on settlement of real estate securities	Realized and unrealized (gain) loss on investments	(2,345)	(19,129)	(42,356)
Loss on settlement of real estate securities	Realized and unrealized (gain) loss on investments	—	16,178	9,850
Realized (gain) on deconsolidation of CDO VI	Gain on deconsolidation	—	(20,682)	—
Unrealized loss on real estate securities, intent-to-sell, reclassified from AOCI into income	Realized and unrealized (gain) loss on investments	—	23,128	—
		$(2,345)	$(451)	$(32,537)

Net realized (gain) loss on derivatives designated as cash flow hedges
Loss recognized on termination of derivative instruments	Realized and unrealized (gain) loss on investments	—	—	612
Amortization of deferred hedge (gain)	Interest expense, net	—	(20)	(78)
Loss reclassified from AOCI into income, related to effective portion	Interest expense, net	—	—	1,363
		$—	$(20)	$1,897

Total reclassifications		$(2,345)	$(471)	$(30,640)

EXPENSE RECOGNITION

Operating Expenses — Operating expenses for Traditional Golf consist primarily of payroll, equipment and cart leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, marketing and operating lease rent expense. Many of the Traditional Golf properties, related facilities and Entertainment Golf venues are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease. These scheduled rent increases or decreases are recognized on a straight-line basis over the term of the lease. Increases result in an accrual, which is included in other current liabilities and other liabilities, and decreases result in a receivable, which is included in other current assets and other assets, for the amount by which the cumulative straight-line rent differs from the contractual cash rent.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Deferred Costs — Deferred costs consist primarily of costs incurred in obtaining financing which are amortized into interest expense over the term of such financing using either the straight-line basis or the interest method. Deferred financing costs are presented as a direct deduction from the carrying amount of the related debt liability.

Interest Expense, Net — The Company finances Debt Investments and Traditional Golf using both fixed and floating rate debt, including securitizations, mortgage loans, repurchase agreements, and other financing vehicles. Certain of this debt has been issued at a discount. Discounts are accreted into interest expense on the effective yield or interest method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the financing. See Note 11 for additional information.

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

Changes in fair value are recorded in net income. Derivative transactions are entered into by the Company solely for risk management purposes in the ordinary course of business. The Company no longer transacts in the To Be Announced mortgage backed securities (“TBA”) market following the sale of the remaining Agency FNMA/FHLMC securities. As of December 31, 2017, the Company has one interest rate cap with a fair value of $0.3 million which is not designated as a hedge.
Management Fee and Termination Payment to Affiliate — These represent amounts due or paid to the Manager pursuant to the Management Agreement or the termination of the existing Management Agreement. For further information, see Note 13.
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
The Company capitalizes to construction in progress, certain costs related to properties under development. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for use. Capitalized costs include development, construction-related costs and interest expense.
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. Real estate held-for-sale is recorded in other current assets on the Consolidated Balance Sheets. A disposal of a component of an entity or a group of components of an entity are reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results. Discontinued operations are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

The Company leases certain golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the associated payments. Depreciation of capital lease assets is calculated using the straight-line method over the shorter of the estimated useful lives and the expected lease terms. The cost of equipment under capital leases is included in property and equipment in the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the obligations under capital leases, with a portion being recorded as interest expense under the effective interest method.
Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Buildings and improvements	10-30 years
Capital leases - equipment	3-7 years
Furniture, fixtures, and equipment	3-7 years

Intangibles, Net — Intangible assets and liabilities relating to Traditional Golf consist primarily of leasehold advantages (disadvantages), management contracts and membership base. A leasehold advantage (disadvantage) exists to the Company when

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

it pays a contracted rent that is below (above) market rents at the date of the acquisition transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each golf property, and is amortized over the term of the underlying lease agreement.  The management contract intangible represents the Company’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued utilizing a discounted cash flow methodology under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents the Company’s relationship with its private country club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership.

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
Investment in Real Estate Securities — The Company has classified its investments in securities as available-for-sale. Securities available-for-sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses are considered temporary. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if there is an intent to sell or if they reflect a decline in value that is other-than-temporary, as described above.

Loans Held-for-Sale — Loans held-for-sale are recorded net of any unamortized discount (or gross of any unamortized premiums), including any fees received and are measured at the lower of cost or fair value.
Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of December 31, 2017 and 2016, the carrying value of this investment was $21.1 million and $19.3 million, respectively.  The Company evaluates its equity method investment for other than temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future. Based on changes in estimates of project costs and timeline, the Company recorded an other than temporary impairment of $2.9 million and $7.5 million during the years ended December 31, 2016 and 2015, respectively. There was no other than temporary impairment recorded during the year ended December 31, 2017. The other than temporary impairment is recorded in the equity in earnings (loss) in equity method investments, net line item which is reported in the Consolidated Statements of Operations in “Other loss, net.” As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value this real estate investment falls within Level 3 for fair value reporting.

Investments in CDO Servicing Rights — In February 2011, the Company, through one of its subsidiaries, purchased the management rights with respect to certain C-BASS Investment Management LLC (“C-BASS”) Collateralized Debt Obligations (“CDOs”) pursuant to a bankruptcy proceeding. The Company initially recorded the cost of acquiring the collateral management rights as a servicing asset and subsequently amortizes this asset in proportion to, and over the period of, estimated net servicing income. As of December 31, 2017, these servicing assets are fully amortized.
Acquisition Accounting — The Company has determined that all of its business acquisitions should be accounted for under the acquisition method. The accounting for acquisitions requires the identification and measurement of all acquired tangible and intangible assets and assumed liabilities at their respective fair values, as of the respective transaction dates. The determination of the fair value of net assets acquired involves significant judgment and estimates, such as the Company's estimates of future cash flows based on a number of factors including known and anticipated trends, as well as market and economic conditions.

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

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. The Company has not experienced any losses in the accounts and believe that the Company is not exposed to significant credit risk because the accounts are at major financial institutions. Restricted cash consisted of:

	December 31,
	2017	2016
CDO trustee accounts	$170	$192
Restricted cash for construction-in-progress	2,282	2,267
Restricted cash - Traditional Golf	3,362	3,945
Restricted cash - Entertainment Golf	182	—
Restricted cash, current and noncurrent	$5,996	$6,404

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Supplemental non-cash investing and financing activities relating to CDOs are disclosed below (there was no CDO activity during the year ended December 31, 2017):

	Year Ended December 31,
	2016	2015
Restricted cash generated from sale of securities	$—	$139,257
Restricted cash generated from sale of loans	$—	$55,574
Restricted cash generated from pay downs on securities and loans	$2,310	$78,853
Restricted cash used for repayments of CDO and other bonds payable	$2,748	$148,966
CDO VI deconsolidation:
Real estate securities	$43,889	$—
Restricted cash	$67	$—
CDO and other bonds payable	$105,423	$—

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $0.8 million and $1.1 million as of December 31, 2017 and 2016, respectively. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. Collateral is generally not required. The allowance for doubtful accounts decreased by $0.3 million and increased by $0.1 million for the years ended December 31, 2017 and 2016, respectively.
Other Current Assets
The following table summarizes the Company's other current assets:

	December 31,
	2017	2016
Loans, held-for-sale, net	$147	$55,612
Prepaid expenses	3,081	3,580
Interest receivable	—	1,697
Deposits	3,469	1,314
Inventory	4,722	4,496
Derivative assets	—	371
Residential mortgage loans, held-for-sale, net	—	231
Receivables from brokers, dealers and clearing organizations	—	552
Miscellaneous current assets, net (A)	12,149	10,834
Other current assets	$23,568	$78,687

(A)	Includes one owned property in New Jersey in the Traditional Golf segment classified as held-for-sale. The Company expects to close on this property within the next 12 months.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Other Assets
The following table summarizes the Company's other assets:

	December 31,
	2017	2016
Prepaid expenses	$6	$74
Deposits	2,213	2,791
Derivative assets	286	485
Miscellaneous assets, net	6,144	4,097
Other assets	$8,649	$7,447

Loans, Held-for-Sale, Net – Loans are stated at fair value. See Note 9 for additional information.

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

Receivables from Brokers, Dealers and Clearing Organizations - Receivables from brokers, dealers and clearing organizations consists of securities traded during the period but not yet settled.
Accounts Payable and Accrued Expenses — Accounts payable reflect expenses related to goods and services received that have not yet been paid and accrued expenses reflect expenses related to goods and services received for which invoices have not yet been received.
Deferred Revenue — Payments received in advance of the performance of services are recorded as deferred revenue until the services are performed.

Other Current Liabilities
The following table summarizes the Company's other current liabilities:

	December 31,
	2017	2016
Security deposits payable	$6,602	$5,978
Accrued rent	2,160	1,930
Due to affiliates	1,786	892
Dividends payable	930	8,949
Miscellaneous current liabilities	11,118	11,219
Other current liabilities	$22,596	$28,968

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Other Liabilities
The following table summarizes the Company's other liabilities:

	December 31,
	2017	2016
Security deposits payable	$66	$95
Unfavorable leasehold interests	3,374	4,225
Accrued rent	1,057	683
Miscellaneous liabilities	349	1,059
Other liabilities	$4,846	$6,062
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
Due to Affiliates – Represents amounts due to the Manager pursuant to the Management Agreement but not paid.
Dividends Payable – Represents dividends declared but not paid.
Options — The fair value of the options issued as compensation to the Manager for its successful efforts in raising capital for the Company was recorded as an increase in equity with an offsetting reduction of capital proceeds received. Options granted to the Company’s directors were accounted for using the fair value method. See Note 12 for additional information.
Preferred Stock — The Company’s accounting policy for its preferred stock is described in Note 12.
Income Taxes – The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations. See Note 15 for additional information.
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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Amortization of Discount and Premium and Other Amortization — As reflected in the Consolidated Statements of Cash Flows, these items are comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Accretion of net discount on securities, loans and other investments	$(4,698)	$(7,926)	$(5,802)
Amortization of net discount on debt obligations and deferred financing costs	1,241	1,501	3,325
Amortization of net deferred hedge gains – debt	—	(20)	(78)
Amortization of discount and premium	$(3,457)	$(6,445)	$(2,555)

Amortization of leasehold intangibles	$4,111	$4,451	$4,942
Accretion of membership deposit liability	6,453	5,803	5,840
Other amortization	$10,564	$10,254	$10,782

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amends the new revenue recognition guidance on performance obligations and 12 additional technical corrections and improvements. The Company will adopt the new guidance effective January 1, 2018 using the modified retrospective transition method. The Company will recognize the cumulative effect of initially applying the new guidance as an increase to the opening balance of retained earnings. The adjustment is due to the recognition of breakage on gift cards and gift certificates offered at the Company's Traditional Golf properties. The Company expects this adjustment for the amounts that will not be redeemed based on historical redemption rates to be less than $5 million, with an immaterial impact to our net income (loss) on an ongoing basis. Adoption of the new standard will also result in the recognition of certain operating costs at the Company’s managed Traditional Golf properties and the reimbursements of those operating costs. The reimbursements do not include a profit margin and therefore this change will have no net impact to operating income (loss). Prior periods will not be retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt the new guidance effective January 1, 2018 and does not anticipate that it will have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. The effective date of the standard will be for fiscal years, and

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with an option to use certain relief. The Company is evaluating potential impacts of adopting the standard. Upon initial qualitative evaluation, a key change upon adoption will be the balance sheet recognition of all leased assets and liabilities. The Company's operating leases include ground leases, certain of its golf properties and equipment which are not recognized on the balance sheet. The Company anticipates a right-of-use asset and a related lease liability will be recognized for these leases.

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides specific guidance over eight identified cash flow issues in order to reduce diversity in practice over the presentation and classification of certain types of cash receipts and cash payments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities should apply the standard using a retrospective transition method to each period presented. The Company will adopt the new guidance effective January 1, 2018 and adoption will impact the presentation of the Consolidated Statements of Cash Flows for activity related to debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, and proceeds from the settlement of insurance claims.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash. The standard requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows and provide a reconciliation to the related line items in the balance sheet. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities will be required to apply the guidance retrospectively when adopted and provide the relevant disclosures in ASC 250, in the first interim and annual periods in which the guidance is adopted. The Company will adopt the new guidance effective January 1, 2018 and adoption will impact the presentation of the Consolidated Statements of Cash Flows as the activity between cash and cash equivalent and restricted cash will no longer be presented in operating, financing or investing activities. Restricted cash was $6.0 million and $6.4 million as of December 31, 2017 and 2016, respectively.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets of businesses. The effective date of the standard will be for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. Entities will be required to apply the guidance on a prospective basis. The Company will adopt the new guidance effective January 1, 2018 and does not anticipate that it will have a material impact on the Consolidated Financial Statements.

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

3. DISCONTINUED OPERATIONS

In April 2015, the Company closed the sale of its commercial real estate properties in Beavercreek, OH.

Results of operations from discontinued operations were as follows (there were no discontinued operations for the years ended December 31, 2017 and 2016):

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Year Ended December 31, 2015
Revenues
Rental income	556
Total revenues	556
Operating Costs
Property operating expenses	187
General and administrative expense	30
Depreciation and amortization	11
Gain on settlement of investments	(318)
Total operating costs	(90)
Income from discontinued operations	$646

4. SEGMENT REPORTING

The Company currently has four reportable segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments, and (iv) corporate. The Company’s Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of December 31, 2017, the Company owned, leased or managed 75 properties across 13 states.  Additionally, the Company plans to open a chain of next-generation Entertainment Golf venues across the United States and internationally which combine golf, competition, dining and fun.

The Company’s Debt Investment segment consists primarily of loans and securities which the Company has substantially monetized as part of its transformation to a leisure and entertainment company. The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 11), management fees pursuant to the Management Agreement and termination payment related to the termination of the Management Agreement in December 2017 (Note 13) and income tax expense (Note 15).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Summary financial data on the Company’s segments is given below, together with reconciliation to the same data for the Company as a whole:

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Year Ended December 31, 2017
Revenues
Golf course operations	$221,737	$—	$—	$—	$221,737
Sales of food and beverages	70,857	—	—	—	70,857
Total revenues	292,594	—	—	—	292,594
Operating costs					—
Operating expenses (A)	247,585	320	—	—	247,905
Cost of sales - food and beverages	20,959	—	—	—	20,959
General and administrative expense	3,086	347	20	4,434	7,887
General and administrative expense - acquisition and transaction expenses (B)	677	7,139	—	921	8,737
Management fee and termination payment to affiliate	—	—	—	21,410	21,410
Depreciation and amortization	24,260	44	—	—	24,304
Impairment	—	—	60	—	60
Realized and unrealized loss on investments	199	—	6,044	—	6,243
Total operating costs	296,766	7,850	6,124	26,765	337,505
Operating loss	(4,172)	(7,850)	(6,124)	(26,765)	(44,911)
Other income (expenses)					—
Interest and investment income	159	—	22,190	813	23,162
Interest expense, net (C)	(15,277)	—	(2,532)	(1,772)	(19,581)
Loss on extinguishment of debt	(294)	—	—	—	(294)
Other (loss) income, net	(1,468)	—	1,856	—	388
Total other income (expenses)	(16,880)	—	21,514	(959)	3,675
Income tax expense (D)	—	—	—	965	965
Net (loss) income	(21,052)	(7,850)	15,390	(28,689)	(42,201)
Preferred dividends	—	—	—	(5,580)	(5,580)
(Loss) income applicable to common stockholders	$(21,052)	$(7,850)	$15,390	$(34,269)	$(47,781)

	Traditional Golf	Entertainment Golf	Debt Investments (E)	Corporate	Total
December 31, 2017
Total assets	334,925	41,046	23,991	136,686	536,648
Total liabilities	300,176	9,328	165	55,928	365,597
Preferred stock	—	—	—	61,583	61,583
Equity attributable to common stockholders	$34,749	$31,718	$23,826	$19,175	$109,468

Additions to property and equipment (including capital leases) during the year ended December 31, 2017	$16,284	$27,295	$—	$67	$43,646

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Year Ended December 31, 2016
Revenues
Golf course operations	$226,255	$—	$—	$—	$226,255
Sales of food and beverages	72,625	—	—	—	72,625
Total revenues	298,880	—	—	—	298,880
Operating costs
Operating expenses (A)	254,353	—	—	—	254,353
Cost of sales - food and beverages	21,593	—	—	—	21,593
General and administrative expense	2,708	12	93	6,675	9,488
General and administrative expense - acquisition and transaction expenses (B)	1,594	1,555	—	1,205	4,354
Management fee and termination payment to affiliate	—	—	—	10,704	10,704
Depreciation and amortization	26,496	—	—	—	26,496
Impairment	6,232	—	4,149	—	10,381
Realized and unrealized (gain) loss on investments	(294)	—	979	—	685
Total operating costs	312,682	1,567	5,221	18,584	338,054
Operating loss	(13,802)	(1,567)	(5,221)	(18,584)	(39,174)
Other income (expenses)
Interest and investment income	134	—	91,107	50	91,291
Interest expense, net (C)	(12,470)	—	(38,112)	(2,286)	(52,868)
Loss on extinguishment of debt	(780)	—	—	—	(780)
Gain on deconsolidation	—	—	82,130	—	82,130
Other loss, net	(2,379)	—	(695)	—	(3,074)
Total other income (expenses)	(15,495)	—	134,430	(2,236)	116,699
Income tax expense	188	1	—	—	189
Net (loss) income	(29,485)	(1,568)	129,209	(20,820)	77,336
Preferred dividends	—	—	—	(5,580)	(5,580)
Net income attributable to noncontrolling interest	(257)	—	—	—	(257)
(Loss) income applicable to common stockholders	$(29,742)	$(1,568)	$129,209	$(26,400)	$71,499

	Traditional Golf	Entertainment Golf	Debt Investments (E)	Corporate	Total
December 31, 2016
Total assets	341,035	1,425	707,533	121,965	1,171,958
Total liabilities	286,002	1,116	603,257	63,516	953,891
Preferred stock	—	—	—	61,583	61,583
Equity (deficit) attributable to common stockholders	$55,033	$309	$104,276	$(3,134)	$156,484

Additions to property and equipment (including capital leases) during the year ended December 31, 2016	$11,912	$659	$—	$—	$12,571

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Discontinued Operations	Eliminations (F)	Total
Year Ended December 31, 2015
Revenues
Golf course operations	$224,419	$—	$—	$—	$—	$—	$224,419
Sales of food and beverages	71,437	—	—	—	—	—	71,437
Total revenues	295,856	—	—	—	—	—	295,856
Operating costs
Operating expenses (A)	254,553	—	—	—	—	—	254,553
Cost of sales - food and beverages	22,549	—	—	—	—	—	22,549
General and administrative expense	2,983	—	291	7,640	—	—	10,914
General and administrative expense - acquisition and transaction expenses (B)	1,364	—	60	(301)	—	—	1,123
Management fee and termination payment to affiliate	—	—	—	10,692	—	—	10,692
Depreciation and amortization	28,682	—	—	(48)	—	—	28,634
Impairment	—	—	11,896	—	—	—	11,896
Realized and unrealized loss (gain) on investments	9	—	(22,273)	—	—	—	(22,264)
Total operating costs	310,140	—	(10,026)	17,983	—	—	318,097
Operating (loss) income	(14,284)	—	10,026	(17,983)	—	—	(22,241)
Other income (expenses)
Interest and investment income	152	—	98,721	23	—	(3,005)	95,891
Interest expense, net (C)	(16,520)	—	(44,831)	(3,783)	—	3,005	(62,129)
Gain on extinguishment of debt	14,818	—	488	—	—	—	15,306
Other (loss) income, net	(1,629)	—	(3,999)	54	—	—	(5,574)
Inter-segment elimination (F)	3,005	—	(3,005)	—	—	—	—
Total other income (expenses)	(174)	—	47,374	(3,706)	—	—	43,494
Income tax expense	345	—	—	—	—	—	345
(Loss) income from continuing operations	(14,803)	—	57,400	(21,689)	—	—	20,908
Income from discontinued operations, net of tax	—	—	—	—	646	—	646
Net (loss) income	(14,803)	—	57,400	(21,689)	646	—	21,554
Preferred dividends	—	—	—	(5,580)	—	—	(5,580)
Net loss attributable to noncontrolling interest	293	—	—	—	—	—	293
(Loss) income applicable to common stockholders	$(14,510)	$—	$57,400	$(27,269)	$646	$—	$16,267

Additions to property and equipment (including capital leases) during the year ended December 31, 2015	$7,637	$—	$—	$—	$—	$—	$7,637

(A)
Operating expenses includes rental expenses recorded under operating leases for carts and equipment in the amount of $3.0 million, $3.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Operating expenses also includes amortization of favorable and unfavorable lease intangibles in the amount of $4.1 million, $4.5 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, straight-line rent associated with our Entertainment Golf venues is included in operating expenses.

(B)
Acquisition and transaction expense includes costs related to completed and potential acquisitions and transactions which may include advisory, legal, accounting, valuation and other professional or consulting fees. Transaction expenses also include personnel and other Entertainment Golf development and business costs which do not qualify for capitalization.

(C)
Interest expense, net includes the accretion of membership deposit liabilities in the amount of $6.5 million, $5.8 million and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest expense is net of $0.2 million related to capitalized interest for Entertainment Golf for the year ended December 31, 2017.

(D)
Effective January 1, 2017, the Company revoked its election to be treated as a REIT. As a result, the Company is subject to U.S. federal corporate income tax and the provision for income taxes is recorded in the corporate segment.

(E)
Total assets in the Debt Investments segment includes an equity method investment in the amount of $21.1 million and $19.3 million as of December 31, 2017 and 2016, respectively, recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

(F)	Represents interest paid by the Traditional Golf segment to the Debt Investments segment related to the Traditional Golf debt which was refinanced by the Company in June 2016 (see Note 7).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the balances of property and equipment in the Traditional and Entertainment Golf businesses:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$88,251	$—	$88,251	$84,319	$—	$84,319
Buildings and improvements	154,769	(52,636)	102,133	144,690	(39,402)	105,288
Furniture, fixtures and equipment	33,109	(23,451)	9,658	29,132	(20,516)	8,616
Capital leases - equipment	24,949	(8,649)	16,300	20,844	(4,818)	16,026
Construction in progress	24,916	—	24,916	3,362	—	3,362
Total Property and Equipment	$325,994	$(84,736)	$241,258	$282,347	$(64,736)	$217,611

During the years ended December 31, 2017 and 2016, the Company reported the disposal of gross property and equipment of $2.6 million and $5.5 million, respectively, and a corresponding reduction in accumulated depreciation of $1.0 million and $5.3 million, respectively.

Depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2. Depreciation expense, which included depreciation of assets recorded under capital leases, was $21.0 million, $23.4 million and $24.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Impairments during 2016 include a property in New Jersey, a property in Oregon and a property in California. See Note 16 for additional information.

In January 2016, the lease on a golf property in Oregon expired and we did not renew the lease for such property. In July 2016, the lease on a golf property in California was terminated and we exited the property. In October 2016, the leases of golf properties in Georgia and California expired and we exited the properties.  In October 2016, we entered into a management agreement for a golf property in California. In December 2016, the lease on a golf property in Oklahoma expired and we exited the property.

In May 2017, the management agreement on a golf property in California expired and the Company exited the property. In December 2017, the lease expired on a golf property in Oklahoma and the Company exited the property.

In December 2017, the Company closed on the sale of a golf property in Oregon for $1.1 million. We recognized a loss of $0.5 million on the sale which is included in other loss, net in the Consolidated Statements of Operations.

In December 2017, the Company closed on the purchase of land in Raleigh, North Carolina for $5.0 million for the construction of an Entertainment Golf venue.

Certain real estate assets in Traditional Golf are encumbered by various debt obligations, as described in Note 7, at December 31, 2017.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

6. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company's intangibles related to the Traditional and Entertainment Golf businesses:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(93)	$607	$700	$(70)	$630
Leasehold intangibles (A)	48,107	(16,716)	31,391	48,107	(12,550)	35,557
Management contracts	35,111	(13,468)	21,643	35,207	(10,434)	24,773
Internally-developed software	800	(640)	160	800	(480)	320
Membership base	5,236	(2,992)	2,244	5,236	(2,244)	2,992
Nonamortizable liquor licenses	1,231	—	1,231	840	—	840
Total intangibles	$91,185	$(33,909)	$57,276	$90,890	$(25,778)	$65,112

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.
Amortization expense for the years ended December 31, 2017, 2016, and 2015 was $8.2 million, $8.9 million and $10.0 million, respectively.
The unamortized balance of intangible assets at December 31, 2017 is expected to be amortized as follows:

2018	$8,055
2019	7,258
2020	6,714
2021	4,762
2022	3,553
Thereafter	25,703
Total amortizable intangible assets	56,045
Nonamortizable liquor licenses	1,231
Total intangible assets	$57,276

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

7. DEBT OBLIGATIONS

The following table presents certain information regarding the Company's debt obligations:

	December 31, 2017								December 31, 2016

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Repurchase Agreements
FNMA/FHLMC securities	Dec 2016	$—	$—	—	—%	—%	0.0	$—	$600,964	$600,964
Credit Facilities and Capital Leases
Traditional Golf term loan (C)(D)	Jun 2016	102,000	99,931	Jul 2019	LIBOR + 4.70%	7.92%	1.5	102,000	102,000	98,680
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%	2.20%	26.0	200	200	200
Capital Leases (Equipment)	June 2014 - Dec 2017	16,626	16,626	Sep 2018 - Jul 2023	3.00% to 16.16%	6.55%	3.6	—	16,404	16,404
		118,826	116,757			7.72%	1.8	102,200	118,604	115,284
Less current portion of obligations under capital leases		4,652	4,652						3,699	3,699
Credit facilities and obligations under capital leases - noncurrent		114,174	112,105						114,905	111,585

Corporate
Junior subordinated notes payable (E)	Mar 2006	51,004	51,208	Apr 2035	LIBOR + 2.25%	3.60%	17.3	51,004	51,004	51,217
Total debt obligations		$169,830	$167,965			6.46%	6.5	$153,204	$770,572	$767,465
See notes on next page.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing cost.

(C)
The Traditional Golf term loan is collateralized by 22 Traditional Golf properties. The carrying amount of the Traditional Golf term loan is reported net of deferred financing costs of $2.1 million and $3.3 million as of December 31, 2017 and 2016, respectively.

(D)	Interest rate based on 30-day LIBOR plus 4.70% with a LIBOR floor of 1.80%. At the time of closing, the Company purchased a co-terminus LIBOR interest rate cap of 1.80%.

(E)	Interest rate based on 3-month LIBOR plus 2.25%.

Repurchase Agreements
In August 2017, the Company sold the agency FNMA/FHLMC securities and repaid all remaining repurchase agreements associated with those securities.
Credit Facilities

In June 2016, the Company obtained third-party financing on 22 traditional golf properties for a total of $102.0 million at a floating rate of the greater of: (i) 30-day LIBOR + 4.70% or (ii) 6.50%. At the time of closing, the Company purchased a co-terminus LIBOR interest rate cap of 1.80%. The financing is for a term of three years with the option for two one-year extensions.

Traditional Golf is obligated under a $0.2 million loan with the City of Escondido, California (“Vineyard II”). The principal amount of the loan is payable in five equal installments upon reaching the "Achievement Date”, which is the date on which the previous 36-month period equals or exceeds 240,000 rounds of golf played on the property. As of December 31, 2017, 240,000 rounds of golf have not been achieved within an applicable 36-month period. The interest rate is adjusted annually and is equal to 1% plus a short-term investment return, as defined in the loan agreement. As of December 31, 2017, the interest rate is 2.20%.

Capital Leases - Equipment

The Company leases certain golf carts and other equipment under capital lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36-66 months. Certain leases include bargain purchase options at lease expiration.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2017 are as follows:

2018	$5,600
2019	5,462
2020	4,182
2021	2,607
2022	825
Thereafter	56
Total minimum lease payments	18,732
Less: imputed interest	2,106
Present value of net minimum lease payments	$16,626

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Maturity Table
The Company’s debt obligations (gross of $1.9 million of discounts at December 31, 2017) have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2018	$4,652	$—	$4,652
2019	106,822	—	106,822
2020	3,829	—	3,829
2021	2,467	—	2,467
2022	801	—	801
Thereafter	255	51,004	51,259
Total	$118,826	$51,004	$169,830
Debt Covenants
The Company’s credit facilities contain various customary loan covenants, including certain coverage ratios. The Company was in compliance with all of these covenants as of December 31, 2017.

8. REAL ESTATE SECURITIES
The following is a summary of the Company’s real estate securities at December 31, 2017 and 2016, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary- Impairment (A)	After Impairment	Gains	Losses	Carrying Value (B)	Number of Securities	Rating (C)	Coupon	Yield	Life (Years) (D)	Principal Subordination (E)
December 31, 2017
ABS - Non-Agency RMBS	$4,000	$2,445	$(1,521)	$924	$1,370	$—	$2,294	1	CCC	1.94%	22.69%	7.5	33.0%
Total Securities, Available-for-Sale (F)	$4,000	$2,445	$(1,521)	$924	$1,370	$—	$2,294	1	CCC	1.94%	22.69%	7.5

December 31, 2016
ABS - Non-Agency RMBS	4,000	2,303	(1,521)	782	1,168	—	1,950	1	C	1.15%	25.45%	9.0	27.9%
FNMA/FHLMC (A)	619,808	650,432	(23,128)	627,304	—	—	627,304	15	AAA	3.28%	2.65%	8.4	N/A
Total Securities, Available-for-Sale (F)	$623,808	$652,735	$(24,649)	$628,086	$1,168	$—	$629,254	16

(A)
In December 2016, the Company reclassified gross unrealized losses of $23.1 million from other comprehensive income into earnings on FNMA/FHLMC securities that the Company intends to sell and recorded in realized and unrealized (gain) loss on investments in the Consolidated Statements of Operations.

(B)	See Note 11 regarding the estimation of fair value, which is equal to carrying value for all securities.

(C)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. The Company used an implied AAA rating for the FNMA/FHLMC securities. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(D)	The weighted average life is based on the timing of expected cash flows on the assets.

(E)	Percentage of the outstanding face amount of securities and residual interests that is subordinate to the Company’s investments.

(F)
As of December 31, 2017 and 2016, the total outstanding face amount of fixed rate securities was zero and $619.8 million, respectively, and of floating rate securities were $4.0 million for both years. The collateral securing the ABS - Non-Agency RMBS is located in various geographic regions in the US. The Company does not have significant investments in any geographic region, thus a downturn in market conditions would not have a material negative impact on the Company.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2017, 2016 and 2015, the Company recorded other-than-temporary impairment charges (“OTTI”) of $0.6 million,

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

$23.1 million and $2.4 million, respectively, (gross of less than $0.1 million of other-than-temporary impairment recognized in other comprehensive income in 2015, with no amounts recognized in 2017 and 2016). Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, the Company noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. The Company had no securities in an unrealized loss position as of December 31, 2017. The Company had no activity related to credit losses on securities for the year ended December 31, 2017.
The following table summarizes the activity related to credit losses on debt securities (the Company had no activity related to credit losses on securities for the year ended December 31, 2017).

2016
Credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income, Balance at January 1, 2016	$(3,010)

Additions to credit losses on securities for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	(110)

Reduction for securities deconsolidated during the period	3,120

Credit losses on debt securities for which a portion of an OTTI was recognized in other comprehensive income, Balance at December 31, 2016	$—

The table below summarizes the FNMA/FHLMC activity for the years ended December 31, 2017 and 2016 (dollars in millions):

Settlement Date	Activity	Face Amount of FNMA/FHLMC Purchased (Sold)	Average Price % of Par	Total Proceeds (Payment)	Gain (Loss)	Repurchase Agreement Financed (Repaid)
January 2016 (B)	Sale	$(350.3)	103.2%	$361.3	$(3.9)	$(348.6)
January 2016	Purchase	$102.7	103.2%	$(105.9)	N/A	$102.2
January 2016	Purchase	$250.1	103.2%	$(258.1)	N/A	$249.1
April 2016 (B)	Sale	$(347.5)	104.9%	$364.3	$5.9	$(352.0)
April 2016	Purchase	$363.1	105.0%	$(381.1)	N/A	$366.4
July 2016 (B)	Sale	$(353.6)	105.5%	$373.1	$1.8	$(361.1)
July 2016	Purchase	$428.9	105.7%	$(453.1)	N/A	$434.9
August 2016	Purchase	$249.6	103.9%	$(259.3)	N/A	$248.7
August 2016	Purchase	$116.8	105.7%	$(123.5)	N/A	$118.6
September 2016	Purchase	$35.6	103.8%	$(37.0)	N/A	$35.4
October 2016	Purchase	$776.9	103.6%	$(805.1)	N/A	$769.6
October 2016	Purchase	$632.2	104.9%	$(663.5)	N/A	$628.2
October 2016 (B)	Sale	$(817.2)	105.0%	$858.2	$0.1	$(831.7)
November 2016 (A)	Sale	$(779.0)	101.5%	$790.7	$(16.2)	$(773.7)
March 2017 (A)	Sale	$(289.7)	98.8%	$286.1	$(2.8)	$(277.8)
August 2017 (A)	Sale	$(299.5)	103.2%	$309.0	$2.3	$(302.1)

(A)	The gain (loss) on these sales was recorded on the trade date.

(B)	The gain (loss) on these sales was recorded on the trade date which occurred in the month prior to the settlement date.

FNMA/FHLMC Agency Securities
These government agency securities were sold under agreements to repurchase which are treated as collateralized financing transactions. Although being pledged as collateral, securities financed through a repurchase agreement remains on the Company's

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Consolidated Balance Sheets as an asset and cash received from the purchaser is recorded on the Company's Consolidated Balance Sheets as a liability.

9. LOANS
The following is a summary of corporate and residential mortgage loans. The loans contain various terms, including fixed and floating rates, self-amortizing and interest only. They are generally subject to prepayment.

	December 31, 2017								December 31, 2016
Loan Type	Outstanding Face Amount	Carrying Value (A)	Loan Count	Wtd. Avg Yield	Wtd Avg Coupon	Wtd Avg Life (Years) (B)	Floating Rate Loans as a % of Face Amount	Delinquent Face Amount (C)	Carrying Value	Loan Count	Wtd. Avg. Yield
Corporate Loans (D)	$13,697	$147	1	20.00%	10.00%	1.5	0.0%	$13,697	$55,612	4	22.49%
Total Loans Held-for-Sale, Net (E)	$13,697	$147	1	20.00%	10.00%	1.5	0.0%	$13,697	$55,612	4	22.49%

Residential Mortgage Loans Held-for-Sale, Net (F)	$—	$—	—	—%	—%	0.0	—%	$—	$231	3	3.40%

(A)	The aggregate United States federal income tax basis for such assets at December 31, 2017 was approximately $12.9 million (unaudited).

(B)	The weighted average maturity is based on the timing of expected cash flows on the assets.

(C)
Includes loans that are 60 days or more past due (including loans that are in foreclosure and borrowers in bankruptcy) or considered real estate owned (“REO”). As of December 31, 2017 and 2016, $13.7 million and $77.2 million face amount of corporate loans, respectively, was on non-accrual status.

(D)	Corporate loans are not directly secured by real estate assets.

(E)	Loans held-for-sale, net is recorded in other current assets on the Consolidated Balance Sheets.

(F)	Residential mortgage loans held-for-sale, net is recorded in other current assets on the Consolidated Balance Sheets.
The Company's investments in loans were classified as held-for-sale as of December 31, 2017 and December 31, 2016. Loans held-for-sale are carried on the Consolidated Balance Sheets at the lower of cost or fair value.

In April 2016, the Company sold a mezzanine loan with a face amount of $19.4 million at par. The Company subsequently repaid $11.7 million of notes payable that were collateralized by the loan.

In September 2016, the Company received a pay down on the resorts-related loan in the amount of $109.9 million. In August 2017, the Company received the final pay down on the resorts-related loan in the amount of $69.5 million including accrued interest. The Company recognized discount accretion of $5.5 million as part of the payoff, recorded in interest and investment income on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Activities relating to the carrying value of loans, held-for-sale and residential mortgage loans, held-for-sale are as follows:

	Loans, Held-for-Sale (A)	Residential Mortgage Loans, Held- for-Sale (A)
Balance at December 31, 2014	$230,200	$3,854
Purchases / additional fundings	—	—
Interest accrued to principal balance	27,717	—
Principal pay downs	(46,696)	(134)
Sales	(55,574)	(2,925)
Valuation allowance on loans	(9,284)	(257)
Accretion of loan discount and other amortization	3,203	—
Other	(368)	(6)
Balance at December 31, 2015	$149,198	$532
Purchases / additional fundings	—	—
Interest accrued to principal balance	29,025	—
Principal pay downs	(109,892)	(40)
Sales	(19,433)	—
Valuation allowance on loans	(3,826)	(213)
Accretion of loan discount and other amortization	10,540	—
Loss on settlement of loans	—	(48)
Balance at December 31, 2016	$55,612	$231
Purchases / additional fundings	—	—
Interest accrued to principal balance	8,458	—
Settlements	(69,455)	(183)
Valuation allowance on loans	—	(60)
Accretion of loan discount and other amortization	5,532	—
Other income	—	12
Balance at December 31, 2017	$147	$—

(A)	Recorded in other current assets on the Consolidated Balance Sheets.
The following is a rollforward of the related loss allowance:

	Loans, Held-for-Sale	Residential Mortgage Loans, Held-for-Sale
Balance at December 31, 2014	$(75,926)	$(154)
Charge-offs (A)	14,345	160
Valuation allowance on loans	(9,284)	(257)
Balance at December 31, 2015	$(70,865)	$(251)
Charge-offs (A)	—	—
Valuation allowance on loans	(3,826)	(213)
Balance at December 31, 2016	$(74,691)	$(464)
Charge-offs (A)	63,453	524
Valuation allowance on loans	—	(60)
Balance at December 31, 2017	$(11,238)	$—

(A)	The charge-offs for loans, held-for-sale represent five, zero and four loans which were written off, sold, restructured, or paid off at a discounted price during 2017, 2016 and 2015, respectively.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

10. DERIVATIVES

The Company’s derivative instrument is an interest rate cap with a fair value of $0.3 million as of December 31, 2017 and is recorded within other assets on the Consolidated Balance Sheets. As of December 31, 2016, derivative assets with a fair value of $0.4 million and $0.5 million were recorded within other current assets and other assets, respectively, on the Consolidated Balance Sheets. The Company had no derivative liabilities as of both December 31, 2017 and 2016.

The following table summarizes (gains) losses recorded in relation to derivatives:

	Income Statement Location	Year Ended December 31,
Cash flow hedges		2017	2016	2015
Loss recognized on termination of derivative instruments	Realized and unrealized (gain) loss on investments	$—	$—	$612
Deferred hedge gain reclassified from AOCI into earnings	Interest expense, net	—	(20)	(78)
Amount of loss reclassified from AOCI into income (effective portion)	Interest expense, net	—	—	1,363
Amount of unrealized loss recognized in Other Comprehensive Income on derivatives (effective portion)	N/A	—	—	60

Non-hedge derivatives
Unrealized loss (gain) on interest rate derivatives	Realized and unrealized (gain) loss on investments	$199	$(294)	$(284)
Unrealized loss (gain) recognized related to TBAs	Realized and unrealized (gain) loss on investments	371	(928)	(1,474)
Realized loss (gain) on settlement of TBAs	Realized and unrealized (gain) loss on investments	4,669	(18,318)	12,907

As of December 31, 2017 and 2016, the Company had no expected reclassification of deferred hedges from AOCI into earnings over the next 12 months.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$2,294	$2,294	Pricing models	$629,254	$629,254
Loans, held-for-sale, net (B)	147	147	Pricing models	55,612	61,144
Residential mortgage loans, held-for-sale, net (C)	—	—	Broker/counterparty quotations, pricing models	231	249
Cash and cash equivalents	167,692	167,692		140,140	140,140
Restricted cash - current and noncurrent	5,996	5,996		6,404	6,404
Non-hedge derivative assets (D)	286	286	Counterparty quotations	856	856

Liabilities
Repurchase agreements	—	—	Counterparty quotations, market comparables	600,964	600,964
Credit facilities - Traditional Golf term loan	99,931	103,199	Pricing models	98,680	98,680
Junior subordinated notes payable	51,208	27,531	Pricing models	51,217	26,756

(A)
Pricing models are used for (i) real estate securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) debt obligations which are private and untraded.

(B)	Loans held-for-sale, net are recorded in other current assets on the Consolidated Balance Sheets.

(C)	Residential mortgage loans held-for-sale, net is recorded in other current assets on the Consolidated Balance Sheets.

(D)	Represents an interest rate cap and TBA forward contracts (Note 10).
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
Level 2 - Valuations based principally on observable market parameters, including:
•quoted prices for similar assets or liabilities in active markets,

•
inputs other than quoted prices that are observable for the asset or liability (such as interest rates and yield curves observable at commonly quoted intervals, implied volatilities and credit spreads), and

•market corroborated inputs (derived principally from or corroborated by observable market data).
Level 3 - Valuations determined using unobservable inputs that are supported by little or no market activity, and that are significant to the overall fair value measurement.

The Company’s real estate securities and loans, and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, the Company has estimated the fair value of these illiquid instruments based on internal pricing models subject to the Company's controls described below.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

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
Recurring Fair Value Measurements - Real Estate Securities and Derivatives
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017:

		Fair Value
	Carrying Value	Level 2	Level 3		Total
		Market Quotations (Observable)	Market Quotations (Unobservable)	Internal Pricing Models
Assets:
Real estate securities, available-for-sale:
ABS- Non-Agency RMBS	$2,294	$—	$—	$2,294	$2,294

Derivative assets:
Interest rate cap, not treated as hedge	$286	$286	$—	$—	$286

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2017.

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$924	$2,294	12.0%	4.8%	4.5%	69.6%
Total	$924	$2,294

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

The Company’s investments in instruments measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Level 3 Assets
	CMBS	ABS - Non-Agency RMBS	Equity/Other Securities	Total

Balance at December 31, 2015	$39,684	$9,619	$9,731	$59,034
CDO VI deconsolidation	(37,179)	(6,710)	—	(43,889)
Total gains (losses) (A)
Included in net income (B)	(108)	3	11,232	11,127
Included in other comprehensive income (loss)	(658)	(1,015)	(9,731)	(11,404)
Amortization included in interest income	879	278	—	1,157
Purchases, sales and settlements
Proceeds from sales	(2)	(3)	(11,232)	(11,237)
Proceeds from repayments	(2,616)	(222)	—	(2,838)
Balance at December 31, 2016	$—	$1,950	$—	$1,950
Total gains (losses) (A)
Included in net income (B)	—	—	—	—
Included in other comprehensive income (loss)	—	202	—	202
Amortization included in interest income	—	196	—	196
Purchases, sales and settlements
Proceeds from repayments	—	(54)	—	(54)
Balance at December 31, 2017	$—	$2,294	$—	$2,294

(A)
None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the year ended December 31, 2017. There were no transfers into or out of Level 3 during the years ended December 31, 2017 and 2016.

(B)	These gains (losses) are recorded in the following line items in the Consolidated Statements of Operations:

	Year Ended December 31,
	2017	2016
Realized and unrealized gain on investments	$—	$11,237
Impairment (reversal)	—	(110)
Total	$—	$11,127
Realized and unrealized gain on investments, net, from investments transferred into Level 3 during the period	$—	$—

Non-Recurring Fair Value Measurements - Loans

Loans, held-for-sale are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. These loans were written down to fair value at the time of the impairment, based on internal pricing models. All the loans were within Level 3 of the fair value hierarchy. The most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities
Not Measured At Fair
Value for Which
Fair Value Is Disclosed	Fair Value Hierarchy	Valuation Techniques and Significant Inputs

Credit facilities	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Market yields

Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Market yields and the credit spread of the Company

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

12. EQUITY AND EARNINGS PER SHARE
Earnings per Share
The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	For Year Ended December 31,
	2017	2016	2015
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations after preferred dividends and noncontrolling interest	$(47,781)	$71,499	$15,621
Income from discontinued operations, net of tax	—	—	646
(Loss) Income Applicable to Common Stockholders	$(47,781)	$71,499	$16,267

Denominator:
Denominator for basic earnings per share - weighted average shares	66,903,457	66,709,925	66,479,321
Effect of dilutive securities
Options	—	2,078,515	2,168,594
Denominator for diluted earnings per share - adjusted weighted average shares	66,903,457	68,788,440	68,647,915

Basic earnings per share:
(Loss) income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest	$(0.71)	$1.07	$0.23
Income from discontinued operations per share of common stock	$—	$—	$0.01
(Loss) Income Applicable to Common Stock, per share	$(0.71)	$1.07	$0.24

Diluted earnings per share:
Income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest	$(0.71)	$1.04	$0.23
Income from discontinued operations per share of common stock	$—	$—	$0.01
Income Applicable to Common Stock, per share	$(0.71)	$1.04	$0.24
Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. Due to rounding, income per share from continuing operations and income per share from discontinued operations may not sum to the income per share of common stock. The Company’s common stock equivalents are its options. During 2017, based on the treasury stock method, the Company had 1,749,596 potentially dilutive common stock equivalents which were excluded due to the Company's loss position. During 2016 and 2015, based on the treasury stock method, the Company had: 2,078,515; and 2,168,594; dilutive common stock equivalents, respectively, resulting from its outstanding options. During 2017, 2016 and 2015, the Company had: 201,430; 309,024; and 259,277 antidilutive options, respectively. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends.
Common Stock Issuances

In June 2015 and December 2015, the Company issued a total of 51,777 and 18,798 shares, respectively, of its common stock to its independent directors as a component of their 2015 annual compensation.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

In May 2016 and July 2016, the Company issued a total of 57,740 and 21,798 shares, respectively, of its common stock to its independent directors as a component of their annual compensation.

In January 2017, May 2017, October 2017 and December 2017, the Company issued a total of 18,074; 90,366; 30,822 and 13,538 shares, respectively, of its common stock to its independent directors as a component of their annual compensation.

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
On April 11, 2017, our board of directors adopted the 2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan (the “2017 Plan”), which was approved by our shareholders. The 2017 Plan is the successor to the 2016 Plan for officers, directors, consultants and advisors, including the Manager and its employees (through January 1, 2018), and is intended to facilitate the continued use of long-term equity-based awards and incentives for the benefit of our service providers. The maximum number of shares available for issuance under the 2017 Plan is 300,000 shares, as increased on the date of any equity issuance by us during the one-year term of the 2017 Plan by ten percent of the equity securities issued by us in such equity issuance. Effective as of January 1, 2018, no awards will be granted or otherwise awarded to the Manager under the 2017 Plan.

All outstanding options granted under the 2016 Plan, 2015 Plan, 2014 Plan, 2012 Plan and the Newcastle Option Plan will continue to be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of the 2016 Plan, 2015 Plan, 2014 Plan, 2012 Plan and the Newcastle Option Plan. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.

On May 7, 2015, and pursuant to the anti-dilution provisions of the 2014 Plan, the 2012 Plan and Newcastle Option Plan, as applicable, the Company’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

of additional options which were determined so as to compensate for the loss in value that would have otherwise occurred as a result of the 2014 return of capital distributions. As a result of this adjustment, options relating to a total of 178,740 shares were issued on May 7, 2015 at a strike price of $1.00 per share.
Upon joining the board of directors, the non-employee directors were, in accordance with the Newcastle Option Plan or the 2015 Plan, as applicable, automatically granted options relating to an aggregate of 333 shares of common stock. The fair value of such options was not material at the date of grant.
For the purpose of compensating the Manager for its role in raising capital for the Company, the Manager has been granted options relating to shares of the Company’s common stock, with strike prices subject to adjustment as necessary to preserve the value of such options in connection with the occurrence of certain events (including capital dividends and capital distributions made by the Company). These options represented an amount equal to 10% of the shares of common stock of the Company sold in its public offerings and the value of such options was recorded as an increase in equity with an offsetting reduction of capital proceeds received. The options granted to the Manager, which may be assigned by Fortress Investment Group LLC (“Fortress”) to its employees, were fully vested on the date of grant and one thirtieth of the options become exercisable on the first day of each of the following thirty calendar months, or earlier upon the occurrence of certain events, such as a change in control of the Company or the termination of the Management Agreement. These options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless a majority of the independent members of the Company’s board of directors determine to settle the option in shares of common stock. The options expire ten years from the date of issuance. Effective as of January 1, 2018, no awards will be granted or otherwise awarded to the Manager.
In connection with the spin-off of New Residential on May 15, 2013, 3.6 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Company option and a new New Residential option. The strike price of each adjusted Company option and New Residential option was set to collectively maintain the intrinsic value of the Company option immediately prior to the spin-off of New Residential and to maintain the ratio of the strike price of the adjusted Company option and the New Residential option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five-day average closing price subsequent to the spin-off date.

In connection with the spin-off of New Media on February 13, 2014, the strike price of each Company option was reduced by $5.34 to reflect the adjusted value of the Company’s shares as a result of the spin-off. The adjusted value was calculated based on the five-day average closing price of the New Media's shares subsequent to the spin-off date.
In connection with the spin-off of New Senior on November 6, 2014, 5.5 million options that were held by the Manager, or by the directors, officers or employees of the Manager, were converted into an adjusted Company option and a new New Senior option. The strike price of each adjusted Company option and New Senior option was set to collectively maintain the intrinsic value of the Company option immediately prior to the spin-off of New Senior and to maintain the ratio of the strike price of the adjusted Company option and the New Senior option, respectively, to the fair market value of the underlying shares as of the spin-off date, in each case based on the five-day average closing price subsequent to the spin-off date.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

The following is a summary of the changes in the Company's outstanding options for the year ended December 31, 2017.

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2016	5,126,906	$2.79
Expired	(116,330)	13.13
Balance at December 31, 2017	5,010,576	$2.55	5.59 years

Exercisable at December 31, 2017	3,858,081	$2.58	5.61 years
The Company's outstanding options were summarized as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Issued in 2011 and thereafter	Total	Issued Prior to 2011	Issued in 2011 and thereafter	Total
Held by the Manager	3,857,748	3,857,748	110,029	5,010,243	5,120,272
Issued to the Manager and subsequently transferred to certain Manager’s employees (A)	1,152,495	1,152,495	6,301	—	6,301
Issued to the independent directors	333	333	—	333	333
Total	5,010,576	5,010,576	116,330	5,010,576	5,126,906

(A)
The Company and the Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018.

The following table summarizes the Company’s outstanding options at December 31, 2017. Note that the last sales price on the New York Stock Exchange for the Company’s common stock in the year ended December 31, 2017 was $5.53 per share.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

Recipient	Date of Grant/Exercise	Number of Options (A)	Options Exercisable at December 31, 2017	Weighted Average Strike Price (A)	Fair Value At Grant Date (millions) (B)		Intrinsic Value at December 31, 2017 (millions)
Directors	Various	3,666	333	$—	Not Material		—
Manager (C)	2002 - 2007	587,277	—	$0.00	$6.4		—
Manager (C)	Mar-11	311,853	144,511	$1.00	$7.0	(J)	$1.0
Manager (C)	Sep-11	524,212	271,425	$1.00	$5.6	(K)	$1.7
Manager (C)	Apr-12	348,352	209,782	$1.00	$5.6	(L)	$1.3
Manager (C)	May-12	396,316	237,608	$1.00	$7.6	(M)	$1.5
Manager (C)	Jul-12	437,991	266,076	$1.00	$8.3	(N)	$1.6
Manager (C)	Jan-13	958,331	680,862	$2.32	$18.0	(O)	$3.2
Manager (C)	Feb-13	383,331	272,345	$2.95	$8.4	(P)	$1.1
Manager (C)	Jun-13	670,829	476,604	$3.23	$3.8	(Q)	1.9
Manager (C)	Nov-13	965,847	686,202	$3.57	$6.0	(R)	2.7
Manager (C)	Aug-14	765,416	612,333	$4.01	$1.7	(S)	2.3
Exercised (D)	Prior to 2008	(173,853)	N/A	$14.09	N/A		N/A
Exercised (E)	Oct-12	(15,972)	N/A	$1.48	N/A		N/A
Exercised (F)	Sep-13	(51,306)	N/A	$1.67	N/A		N/A
Exercised (G)	2014	(216,186)	N/A	$1.46	N/A		N/A
Exercised (H)	2015	(202,446)	N/A	1.00	N/A		N/A
Exercised (I)	2016	(266,657)	N/A	3.01	N/A		N/A
Expired unexercised	2002-2007	(416,425)	N/A	N/A	N/A		N/A
Outstanding		5,010,576	3,858,081

(A)
The strike prices are subject to adjustment in connection with return of capital dividends and spin-offs. A portion of the Company’s 2008 dividends was deemed return of capital dividends. The effect on the strike prices was not significant. In the first quarter of 2014, strike prices were adjusted by $0.32 reflecting the portion of the Company's 2013 dividends which was deemed return of capital. The strike prices were adjusted for the New Residential, New Media and New Senior spin-offs as described above. On May 7, 2015, and pursuant to the anti-dilution provisions of the 2014 Plan, 2012 Plan and Newcastle Option Plan, as applicable, the Company’s board of directors approved an equitable adjustment of all outstanding options in order to account for the impact of the 2014 return of capital distributions. The equitable adjustment entails a strike price adjustment and the issuance of additional options which were determined so as to compensate for the loss in value that would have otherwise occurred as a result of the 2014 return of capital distributions. As a result of this adjustment, options relating to a total of 178,740 shares were issued on May 7, 2015 at a strike price of $1.00 per share as detailed below.

Grant Date	Number of Options Issued
Mar-11	24,354
Sep-11	92,963
Apr-12	32,105
May-12	12,987
Jul-12	16,331
Total options issued	178,740

(B)
The fair value of the options was estimated using an option valuation model. Since the Newcastle Option Plan, 2012 Plan, 2014 Plan, 2015 Plan, 2016 Plan and 2017 Plan have characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The volatility assumption for these options was estimated based primarily on the historical volatility of the Company’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued prior to 2011 was estimated based on the simplified term method. This simplified method was used because the Company did not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date was consistent with the simplified term method. The expected life assumption for options issued in 2011 and thereafter was estimated based primarily on the historical expected life of applicable previously issued options.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

(C)	The Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Strike Prices	Total Unexercised Inception to Date
Mar-11	$1.00	62,370
Sep-11	$1.00	104,843
Apr-12	$1.00	69,670
May-12	$1.00	79,263
Jul-12	$1.00	87,598
Jan-13	$2.32	191,666
Feb-13	$2.95	76,666
Jun-13	$3.23	134,166
Nov-13	$3.57	193,170
Aug-14	$4.01	153,083
	Total	1,152,495

The Company and the Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018.

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

(J)	The assumptions used in valuing the options were: a 1.7% risk-free rate, 107.8% volatility and a 3.3 year expected term.

(K)	The assumptions used in valuing the options were: a 1.13% risk-free rate, 13.2% dividend yield, 151.1% volatility and a 4.6 year expected term.

(L)	The assumptions used in valuing the options were: a 1.3% risk-free rate, 12.9% dividend yield, 149.4% volatility and a 4.7 year expected term.

(M)	The assumptions used in valuing the options were: a 1.05% risk-free rate, 11.9% dividend yield, 148.4% volatility and a 4.8 year expected term.

(N)	The assumptions used in valuing the options were: a 0.75% risk-free rate, 11.9% dividend yield, 147.5% volatility and a 4.8 year expected term.

(O)	The assumptions used in valuing the options were: a 2.0% risk-free rate, 8.8% dividend yield, 56.2% volatility and a 10-year term.

(P)	The assumptions used in valuing the options were: a 2.1% risk-free rate, 7.8% dividend yield, 55.5% volatility and a 10-year term.

(Q)	The assumptions used in valuing the options were: a 2.5% risk-free rate, 8.8% dividend yield, 36.9% volatility and a 10-year term.

(R)	The assumptions used in valuing the options were: a 2.8% risk-free rate, 6.7% dividend yield, 32.0% volatility and a 10-year term.

(S)	The assumptions used in valuing the options were: a 2.7% risk-free rate, 8.6% dividend yield, 23.4% volatility and a 10-year term.
Tax Benefits Preservation Plan

On December 7, 2016, our board of directors adopted a Tax Benefits Preservation Plan (the “Plan”) with American Stock Transfer and Trust Company, LLC as rights agent, and the disinterested members of the board of directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on December 20, 2016. Each right was governed by the terms of the Plan and entitled the registered holder to purchase from us a unit consisting of one one-thousandth of a share of Series E Junior Participating Preferred Stock, par value $0.01 per share at a purchase price of $27.00 per unit, subject to adjustment. The Plan was intended to help protect our ability to use our tax net operating losses and certain other tax assets by deterring an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the “Code”).

In connection with the adoption of the Plan, our board of directors approved the Articles Supplementary of Series E Junior Participating Preferred Stock, which was filed with the State Department of Assessments and Taxation of Maryland on December 8, 2016. The Plan terminated on December 6, 2017.
On December 6, 2017, our board of directors adopted a Tax Benefits Preservation Plan (the “Tax Plan”) with American Stock Transfer and Trust Company, LLC as rights agent, and the disinterested members of the board of directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on December 20, 2017. Each right is governed by the terms of the Plan and entitles the registered holder to purchase from us a unit consisting of one one-thousandth of a share of Series E Junior Participating Preferred Stock, par value $0.01 per share at a purchase price of

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

$36.00 per unit, subject to adjustment. The Plan is intended to help protect our ability to use our tax net operating losses and certain other tax assets by deterring an “ownership change” as defined under the Code.
Preferred Stock
In March 2003, the Company issued 2.5 million shares ($62.5 million face amount) of its 9.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred”). In October 2005, the Company issued 1.6 million shares ($40.0 million face amount) of its 8.05% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred”). In March 2007, the Company issued 2.0 million shares ($50.0 million face amount) of its 8.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred”). The Series B Preferred, Series C Preferred and Series D Preferred are non-voting, have a $25 per share liquidation preference, no maturity date and no mandatory redemption. The Company has the option to redeem the Series B Preferred, the Series C Preferred and the Series D Preferred, at their liquidation preference. If the Series C Preferred or Series D Preferred cease to be listed on the NYSE or the AMEX, or quoted on the NASDAQ, and the Company is not subject to the reporting requirements of the Exchange Act, the Company has the option to redeem the Series C Preferred or Series D Preferred, as applicable, at their liquidation preference and, during such time any shares of Series C Preferred or Series D Preferred are outstanding, the dividend will increase to 9.05% or 9.375% per annum, respectively.
In connection with the issuance of the Series B Preferred, Series C Preferred and Series D Preferred, the Company incurred approximately $2.4 million, $1.5 million, and $1.8 million of costs, respectively, which were netted against the proceeds of such offerings. If any series of preferred stock were redeemed, the related costs would be recorded as an adjustment to income available for common stockholders at that time.
In March 2010, the Company settled its offer to exchange (the “Exchange Offer”) shares of its common stock and cash for shares of its preferred stock. After settlement of the Exchange Offer, 1,347,321 shares of Series B Preferred Stock, 496,000 shares of Series C Preferred Stock and 620,000 shares of Series D Preferred Stock remain outstanding for trading on the New York Stock Exchange.
As of January 31, 2018, Drive Shack Inc. had paid all current and accrued dividends on its preferred stock.
Noncontrolling Interest
The Company’s noncontrolling interest in 2016 and 2017 is related to our Traditional Golf business, a portion of which the Company does not own. In October 2016, the Company exited certain golf properties in which the Company had a noncontrolling interest. The noncontrolling interest associated with the remaining golf property has a carrying value of zero.

13. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Management Agreement
The Company was party to a Management Agreement with FIG, LLC, its Manager and an affiliate of Fortress, which provided for automatically renewing one-year terms subject to certain termination rights. The Manager’s performance was reviewed annually and the Management Agreement may be terminated by the Company by payment of a termination fee, as defined in the Management Agreement, equal to the amount of management fees earned by the Manager during the 12 consecutive calendar months immediately preceding the termination, upon the affirmative vote of at least two-thirds of the independent directors, or by a majority vote of the holders of common stock. Pursuant to the Management Agreement, the Manager provided for a management team and other professionals who were responsible for implementing our business strategy, subject to the supervision of our board of directors.  Our Manager was responsible for, among other things, (i) setting investment criteria in accordance with broad investment guidelines adopted by our board of directors, (ii) sourcing, analyzing and executing acquisitions, (iii) providing financial and accounting management services and (iv) performing other duties as specified in the Management Agreement. For performing these services, the Company paid the Manager an annual management fee equal to 1.5% of the gross equity of the Company, as defined, including adjustments for return of capital dividends.
The Management Agreement provided that the Company would reimburse the Manager for various expenses incurred by the Manager or its officers, employees and agents on the Company’s behalf, including costs of legal, accounting, tax, auditing, administrative and other similar services rendered for the Company by providers retained by the Manager or, if provided by the Manager’s employees, in amounts which were no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. In addition to expense

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

reimbursements for expenses incurred by the Manager, the Company was responsible for reimbursing the Manager for certain expenses incurred by the Company that were initially paid by the Manager on behalf of the Company.
To provide an incentive for the Manager to enhance the value of the common stock, the Manager was entitled to receive an incentive return (the “Incentive Compensation’’) on a cumulative, but not compounding, basis in an amount equal to the product of (A) 25% of the dollar amount by which (1) (a) the Funds from Operations (defined as the net income applicable to common stockholders before Incentive Compensation, excluding extraordinary items, plus depreciation of operating real estate and after adjustments for unconsolidated subsidiaries, if any) of the Company per share of common stock (based on the weighted average number of shares of common stock outstanding) plus (b) gains (or losses) from debt restructuring and from sales of property and other assets per share of common stock (based on the weighted average number of shares of common stock outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share of common stock in the initial public offering (“IPO”) and the value attributed to the net assets transferred to the Company by its predecessor, and in any subsequent offerings by the Company (adjusted for prior return of capital dividends or capital distributions) multiplied by (b) a simple interest rate of 10% per annum (divided by four to adjust for quarterly calculations) multiplied by (B) the weighted average number of shares of common stock outstanding.
On December 21, 2017, the Company entered into definitive agreements with the Manager to internalize the Company’s management (the “Internalization”). In connection with the termination of the existing Management Agreement, the Company made a payment of $10.7 million to the Manager in December 2017. The Internalization became effective on January 1, 2018.

	Amounts incurred under the Management Agreement
	2017	2016	2015
Management fee	$10,210	$10,204	$10,192
Expense reimbursement to the Manager	500	500	500
Termination payment	10,700	—	—
Incentive compensation	—	—	—
Total Management fee and termination payment to affiliate	$21,410	$10,704	$10,692

At December 31, 2017, Fortress, through its affiliates, and principals of Fortress, owned 6.8 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.9 million shares of the Company’s common stock (Note 12).
At December 31, 2017 and 2016, due to affiliates was comprised of $1.8 million and $0.9 million, respectively, of management fees and expense reimbursements payable to the Manager.

Other Affiliated Entities
In April 2006, the Company securitized Subprime Portfolio I and, through Securitization Trust 2006, entered into a servicing agreement with a subprime home equity mortgage lender (the “Subprime Servicer”) to service this portfolio. In July 2006, private equity funds managed by an affiliate of the Company’s Manager completed the acquisition of the Subprime Servicer. As compensation under the servicing agreement, the Subprime Servicer receives, on a monthly basis, a net servicing fee equal to 0.5% per annum on the unpaid principal balance of the portfolio. In March 2007, through Securitization Trust 2007, the Company entered into a servicing agreement with the Subprime Servicer to service Subprime Portfolio II under substantially the same terms. At December 31, 2017, the outstanding unpaid principal balances of Subprime Portfolios I and II were approximately $200.6 million and $306.4 million, respectively. The Company received negligible cash inflows from the retained interests of Subprime Portfolios I and II during the years ended December 31, 2017, 2016 and 2015. The Company's exposure to loss is solely limited to the carrying amount of the residual interests and retained bonds which are issued by Subprime Portfolios I and II.
In April 2010, the Company, through two of its CDOs, made a cash investment of $75.0 million in the resorts-related loan to a portfolio company of a private equity fund managed by an affiliate of the Company’s Manager through July 31, 2017. The Company’s chairman was a director of and had an indirect ownership interest in the borrower. This investment improved the applicable CDOs’ results under some of their respective tests, and yielded approximately 22.5%. In September 2016, the Company received a $109.9 million pay down on the loan. In August 2017, the Company received the final pay down of the loan in the amount of $69.5 million (see Note 9). The Company earned approximately $14.0 million, $39.6 million and $25.8 million of income on investments issued by affiliates of the Manager for the years ended December 31, 2017, 2016 and 2015, respectively. The income on investments includes recognition of discount accretion for the years ended December 31, 2017 and 2016, respectively.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

In each instance described above, affiliates of the Company’s Manager have an investment in the applicable affiliated fund and receive from the fund, in addition to management fees, incentive compensation if the fund’s aggregate investment returns exceed certain thresholds.
A principal of the Manager owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator market rates for the charters. These amounts totaled less than $0.1 million, $0.1 million and less than $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

14. COMMITMENTS AND CONTINGENCIES
Litigation — The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2017, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Environmental Costs — As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2017, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s consolidated financial position or results of operations.
Debt Covenants — The Company’s debt obligations contain various customary loan covenants, including certain coverage ratios. See Note 7.
Operating lease obligations, Traditional and Entertainment Golf – Traditional Golf leases many of its golf courses and related facilities under long-term operating leases, including triple net leases. In addition to minimum payments, certain leases require the payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The triple net leases require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of the lease terms range from 10 to 20 years and, typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in other current liabilities and other liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.
Traditional Golf is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Golf business had bonds outstanding of approximately $0.9 million as of December 31, 2017 and December 31, 2016.

Traditional Golf leases certain golf carts and equipment under operating leases that range from one to three years. Rental expenses recorded under operating leases for carts and equipment were $3.0 million, $3.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Traditional Golf has five month-to-month property leases which are cancellable by the parties with 30 days written notice. Traditional Golf also has various month-to-month operating leases for carts and equipment. The aggregate monthly expense of these leases was $0.5 million.

Entertainment Golf enters into ground leases for construction of new venues, which are operating leases. In 2016, the Company entered into a ground lease in Orlando, Florida. During June 2017, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes three 5-year renewal options.

In March 2017, the Company entered into a ground lease in Richmond, Virginia. During December 2017, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes three 5-year renewal options.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

The future minimum rental commitments under non-cancellable leases, net of subleases, as of December 31, 2017 were as follows:

For the years ending December 31:	Traditional Golf	Entertainment Golf	Total
2018	$30,727	$48	$30,775
2019	27,623	321	27,944
2020	23,994	444	24,438
2021	17,744	453	18,197
2022	14,764	908	15,672
Thereafter	116,623	18,263	134,886
Total Minimum lease payments	$231,475	$20,437	$251,912

Contingencies - In September 2017, Hurricane Irma caused significant damage to a Traditional Golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and reopened prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company has incurred $4.2 million in property damage costs through December 31, 2017, of which $2.0 million has been reimbursed by the insurer. Property damage costs and insurance reimbursement are recorded in operating expenses on the Consolidated Statements of Operations. The Company expects to incur an additional $1.3 to $1.8 million in property damage costs in 2018, all of which is expected to be reimbursed by the insurer.
Membership Deposit Liability – In the Traditional Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. As of December 31, 2017, the total face amount of initiation fee deposits was approximately $248.5 million.
Restricted Cash – Approximately $5.6 million of restricted cash at December 31, 2017 is used as credit enhancement for Traditional Golf’s obligations related to the performance of lease and loan agreements and certain insurance claims.

15. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$710	$28	$298
State and Local	255	64	101
Total Current Provision	$965	$92	$399

Deferred
Federal	$—	$83	$(46)
State and Local	—	14	(8)
Total Deferred Provision	$—	$97	$(54)

Total Provision for Income Taxes	$965	$189	$345
On February 23, 2017, the Company revoked its election to be treated as a REIT effective January 1, 2017. The Company operated in a manner intended to qualify as a REIT for federal income tax purposes through the tax year ending December 31, 2016.

During 2010 and 2009, the Company repurchased an aggregate of $787.8 million face amount of its outstanding CDO debt and junior subordinated notes at a discount and recorded $521.1 million of aggregate gain. The gain recorded upon such cancellation of indebtedness is characterized as ordinary income for tax purposes. In compliance with current tax laws, the Company has the

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

ability to defer such ordinary income to future years and has deferred all or a portion of such gain for 2010 and 2009. However, cancellation of indebtedness income recognized on or after January 1, 2011 cannot be deferred and must generally be recognized as ordinary income in the year of such cancellation. During 2011, the Company repurchased $188.9 million face amount of its outstanding CDO debt and notes payable at a discount and recorded $81.1 million of gain for tax purposes, of which only $66.1 million gain relating to $171.8 million face amount of debt repurchased was recognized for GAAP purposes. During 2012, the Company repurchased $39.3 million face amount of the Company's CDO debt and notes payable at a discount and recorded a $24.1 million gain on extinguishment of debt for GAAP, of which only $23.2 million of gain relating to $34.1 million face amount of debt repurchased was recognized for tax purposes. During 2013, Drive Shack Inc. repurchased $35.9 million face amount of the Company's CDO debt and notes payable at a discount and recorded a $4.6 million gain on extinguishment of debt for GAAP and tax purposes. During 2014, the Company did not repurchase any of the outstanding CDO debt and notes payable. During 2015, the Company repurchased $11.5 million face amount of the Company's CDO debt and notes payable at a discount and recorded a $0.5 million gain on extinguishment of debt for GAAP and tax purposes.
In addition, the Company may recognize material ordinary income from the cancellation of debt within its non-recourse financing, and structures, including its subprime securitizations, while losses on the related collateral may be recognized as capital losses. Through December 31, 2017, $173.2 million of debt in the Company’s subprime securitizations has been cancelled as a result of losses incurred on the underlying assets in the securitization trusts.
As of December 31, 2016, the Company had a net operating loss carryforward of approximately $443.7 million. The net operating loss carryforward can generally be used to offset future taxable income for up to 20 years. The amount of net operating loss carryforward as of December 31, 2017 is subject to the finalization of the 2017 tax returns. The net operating loss carryforward will begin to expire in 2023.
As of December 31, 2017, the Company has a capital loss carryforward of approximately $23.1 million. The capital loss carryforward can generally be used to offset capital gains for up to 5 years. The net capital loss carryforward will begin to expire in 2022.
The Company experienced an “ownership change” for purposes of Section 382 of the Code in January 2013. The provisions of Section 382 of the Code will impose an annual limit on the amount of net operating loss and net capital loss carryforwards that the Company can use to offset future taxable income.
The Company and its subsidiaries file income tax returns with the U.S. federal government and various state and local jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2014. The Company has assessed its tax positions for all open years and concluded that there are no material uncertainties to be recognized. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months.

The 2014 federal income tax return for one of the Company’s subsidiaries is currently under examination. At this time, the Company cannot estimate when the examination will conclude or the impact such examination will have on its Consolidated Financial Statements, if any.

The Company is subject to significant tax risks. In light of the revocation of its REIT election, the Company is subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material.
Generally, the Company’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and changes in the valuation allowance.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

The difference between the Company's reported provision for income taxes and the U.S. federal statutory rate of 35% is as follows:

	December 31,
	2017	2016	2015
Provision at the statutory rate	35.00%	35.00%	35.00%
Non-taxable REIT income	—%	(51.97)%	(86.91)%
Permanent items	(0.36)%	0.23%	31.24%
State and local taxes	(0.42)%	0.07%	0.32%
Valuation allowance	64.46%	15.56%	22.04%
Effects of change in tax rate	(101.31)%	—%	—%
Other	0.31%	1.35%	(0.04)%
Total provision (benefit)	(2.32)%	0.24%	1.65%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2017 and 2016 are presented below:

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$242	$358
Depreciation and amortization	26,038	38,598
Accrued expenses	1,936	2,885
Interest	4,538	16,503
Net operating losses	100,297	162,629
Capital losses	6,070	—
Deferred revenue	2,295	—
Other	2,225	2,036
Total deferred tax assets	143,641	223,009
Less valuation allowance	(106,466)	(133,192)
Net deferred tax assets	$37,175	$89,817
Deferred tax liabilities:
Leaseholds	8,568	13,681
Cancellation of debt	23,385	75,632
Membership deposit liabilities	5,222	—
Other	—	504
Total deferred tax liabilities	$37,175	$89,817
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2017 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates and eliminating the alternative minimum tax (“AMT”) for corporate taxpayers. The Company has accounted for the effects of the Tax Act for the year ended December 31, 2017 which relates to the re-measure of deferred tax assets and liabilities due to the reduction in the corporate income tax rate and has booked a non-recurring income tax receivable in the amount of $0.6 million due to refundable AMT credits. Due to the full

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

valuation allowance, the re-measure of deferred tax assets and liabilities had no impact on the income tax provision for the year ended December 31, 2017.
The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2016	$133,192
Increase due to current year operations	15,295
Decrease due to tax rate change	(42,021)
Valuation allowance at December 31, 2017	$106,466

16.   IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Year Ended December 31,
	2017	2016	2015
Traditional golf properties (A)	$—	$6,232	$—
Debt and equity securities	—	110	2,355
Valuation allowance (reversal) on loans (B)	60	4,039	9,541
Total impairment	$60	$10,381	$11,896

(A)
Held for Use Impairment: As of December 31, 2016, the Company evaluated the recoverability of the carrying value of its golf properties in Oregon and California using an undiscounted cash flow model. Based on the analysis, it was determined that due primarily to a reduction in management’s intended hold period, the Company would not recover the carrying value of these properties located in our Traditional Golf segment. Accordingly, the Company recorded an impairment charge of $2.7 million at December 31, 2016 reducing the aggregate carrying values of these properties from $4.1 million to their estimated fair values of $1.4 million. The Company determined these impairments based on determination of fair value using internal cash flow models and sales data gathered from market participants. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value this real estate investments falls within Level 3 for fair value reporting. See Note 5 for additional information.

Held-for-Sale Impairment: On December 2, 2016, the Company entered into a letter of intent to sell a golf property located in New Jersey. As of December 31, 2016, the Company classified the property as held-for-sale in accordance with applicable accounting standards for long lived assets. The carrying value of the property exceeded the fair value less anticipated costs to sell. As a result, the Company recognized an impairment loss totaling approximately $3.6 million as of December 31, 2016.  The fair value measurement was based on the pricing in the letter of intent as well as internal cash flow models and determined that the significant inputs used to value this real estate investment falls within Level 3 for fair value reporting. See Note 2 and Note 5 for additional information.

(B)	See Note 9 for additional information.

17. SUBSEQUENT EVENTS
These financial statements include a discussion of material events which have occurred subsequent to December 31, 2017 through the issuance of these Consolidated Financial Statements.

On March 6, 2018, the Company declared dividends of $0.609375, $0.503125, and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2018 and ending April 30, 2018. Dividends totaling $1.4 million will be paid on April 30, 2018 to shareholders of record on April 2, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016 and 2015
(dollars in tables in thousands, except per share data)

18. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

2017	Quarter Ended				Year Ended
	March 31 (A)(B)	June 30 (A)(B)	September 30 (A)(B)	December 31 (B)	December 31 (B)
Total revenues	$59,141	$81,360	$81,691	$70,402	$292,594
Total operating costs	73,887	87,113	86,012	90,493	337,505
Operating loss	(14,746)	(5,753)	(4,321)	(20,091)	(44,911)
Total other income (expenses)	2,331	1,557	3,850	(4,063)	3,675
Income tax expense (benefit)	539	510	(2)	(82)	965
Net loss	(12,954)	(4,706)	(469)	(24,072)	(42,201)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Loss applicable to common stockholders	$(14,349)	$(6,101)	$(1,864)	$(25,467)	$(47,781)
Loss applicable to common stock, per share
Basic	$(0.21)	$(0.09)	$(0.03)	$(0.38)	$(0.71)
Diluted	$(0.21)	$(0.09)	$(0.03)	$(0.38)	$(0.71)
Weighted average number of shares of common stock outstanding
Basic	66,841,977	66,874,155	66,932,744	66,963,297	66,903,457
Diluted	66,841,977	66,874,155	66,932,744	66,963,297	66,903,457

2016	Quarter Ended				Year Ended
	March 31 (A)	June 30 (A)	September 30 (A)	December 31 (B)	December 31
Total revenues	$62,158	$84,484	$83,162	$69,076	$298,880
Total operating costs	78,774	89,706	82,382	87,192	338,054
Operating (loss) income	(16,616)	(5,222)	780	(18,116)	(39,174)
Total other income (expenses)	89,955	8,518	19,677	(1,451)	116,699
Income tax expense (benefit)	44	138	(38)	45	189
Net income (loss)	73,295	3,158	20,495	(19,612)	77,336
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Net loss (income) attributable to noncontrolling interest	124	(112)	(177)	(92)	(257)
Income (loss) applicable to common stockholders	$72,024	$1,651	$18,923	$(21,099)	$71,499
Income (loss) applicable to common stock, per share
Basic	$1.08	$0.02	$0.28	$(0.32)	$1.07
Diluted	$1.05	$0.02	$0.27	$(0.32)	$1.04
Weighted average number of shares of common stock outstanding
Basic	66,654,598	66,681,248	66,730,583	66,772,360	66,709,925
Diluted	68,284,898	68,899,515	69,072,676	66,772,360	68,788,440

(A)	The Income (Loss) Applicable to Common Stockholders shown agrees with the Company’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission.

(B)	The options outstanding are excluded from the diluted share calculation as their effect would have been anti-dilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a)
Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's last fiscal quarter October 2017 to December 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2017, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the information under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to the 2018 Annual Meeting of Stockholders to be filed with the SEC (our “Definitive Proxy Statement”).

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

2.2 †
Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

	3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).

	3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

	3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

	3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

	3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).

	3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.4, filed on December 8, 2016).

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

4.3
Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

4.4
Tax Benefits Preservation Plan, dated as of December 7, 2016, between Newcastle Investment Corp. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on December 8, 2016).

4.5
Tax Benefits Preservation Plan, dated as of December 6, 2017, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on December 6, 2017).

10.1
Termination and Cooperation Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 21, 2017).

10.2
Transition Services Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 21, 2017).

10.3
Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Sarah L. Watterson (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 21, 2017).

10.4
Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 21, 2017).

10.5
Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Sara A. Yakin (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on December 21, 2017).

10.6
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

10.7
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

10.8
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.9
2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 7, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1 filed on May 19, 2016).

10.10
2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan, adopted as of April 11, 2017 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).

10.11
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.12
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on February 1, 2010).

10.13	Form of Indemnification Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

12.1	Statements re: Computation of Ratios.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

March 13, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens
Wesley R. Edens
Chairman of the Board

March 13, 2018

By:	/s/ Sarah L. Watterson
Sarah L. Watterson
Chief Executive Officer and President

March 13, 2018

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer

March 13, 2018

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 13, 2018

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

March 13, 2018

By:	/s/ Alan L. Tyson
Alan L. Tyson
Director

March 13, 2018
By:	/s/ Clifford Press
Clifford Press
Director

March 13, 2018