Form 10-Q
period 2018-03-31
Drive Shack Inc.
filed 2018-05-04
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

(516) 268-7460
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
Common stock, $0.01 par value per share: 66,977,104 shares outstanding as of April 26, 2018.

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

•
the impact of any material transactions with FIG LLC (the former “Manager”) or one of its affiliates, including the termination of our management agreement and the transition services agreement and the impact of any actual, potential or predicted conflicts of interest;

•	the effect of the internalization of the Company's management (the “Internalization”) on our business and operations; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission (the “SEC”).

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

DRIVE SHACK INC.
FORM 10-Q

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2018
	(Unaudited)	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$137,028	$167,692
Restricted cash	3,162	5,178
Accounts receivable, net	9,046	8,780
Real estate assets, held-for-sale	164,040	2,000
Real estate securities, available-for-sale	2,362	2,294
Other current assets	25,815	21,568
Total Current Assets	341,453	207,512
Restricted cash, noncurrent	821	818
Property and equipment, net of accumulated depreciation	86,850	241,258
Intangibles, net of accumulated amortization	54,896	57,276
Other investments	21,514	21,135
Other assets	8,442	8,649
Total Assets	$513,976	$536,648

Liabilities and Equity
Current Liabilities
Obligations under capital leases	$4,892	$4,652
Membership deposit liabilities	8,715	8,733
Accounts payable and accrued expenses	34,513	36,797
Deferred revenue	13,636	31,207
Real estate liabilities, held-for-sale	13,487	—
Other current liabilities	16,532	22,596
Total Current Liabilities	91,775	103,985
Credit facilities and obligations under capital leases	112,156	112,105
Junior subordinated notes payable	51,206	51,208
Membership deposit liabilities, noncurrent	88,247	86,523
Deferred revenue, noncurrent	7,332	6,930
Other liabilities	4,779	4,846
Total Liabilities	$355,495	$365,597

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2018 and December 31, 2017	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,977,104 and 66,977,104 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	670	670
Additional paid-in capital	3,173,559	3,173,281
Accumulated deficit	(3,078,734)	(3,065,853)
Accumulated other comprehensive income	1,403	1,370
Total Equity	$158,481	$171,051

Total Liabilities and Equity	$513,976	$536,648

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Golf course operations	$53,554	$46,296
Sales of food and beverages	13,106	12,845
Total revenues	66,660	59,141

Operating costs
Operating expenses	57,379	50,509
Cost of sales - food and beverages	4,040	4,032
General and administrative expense	9,192	7,487
Management fee to affiliate	—	2,677
Depreciation and amortization	5,548	5,793
Pre-opening costs	1,556	—
Impairment	1,473	—
Realized and unrealized (gain) loss on investments	(242)	3,389
Total operating costs	78,946	73,887
Operating loss	(12,286)	(14,746)

Other income (expenses)
Interest and investment income	446	7,888
Interest expense, net	(4,049)	(5,434)
Other loss, net	(406)	(123)
Total other income (expenses)	(4,009)	2,331
Loss before income tax	(16,295)	(12,415)
Income tax expense	—	539
Net Loss	(16,295)	(12,954)
Preferred dividends	(1,395)	(1,395)
Loss Applicable to Common Stockholders	$(17,690)	$(14,349)

Loss Applicable to Common Stock, per share
Basic	$(0.26)	$(0.21)
Diluted	$(0.26)	$(0.21)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,977,104	66,841,977
Diluted	66,977,104	66,841,977
Dividends Declared per Share of Common Stock	$—	$—

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Net loss	$(16,295)	$(12,954)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	33	47
Other comprehensive income	33	47
Total comprehensive loss	$(16,262)	$(12,907)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(16,262)	$(12,907)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051

Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)

Stock-based compensation	—	—	—	—	278	—	—	278

Adoption of ASC 606 (Note 3)	—	—	—	—	—	4,809	—	4,809

Comprehensive income (loss)

Net loss	—	—	—	—	—	(16,295)	—	(16,295)

Other comprehensive income	—	—	—	—	—	—	33	33

Total comprehensive loss								(16,262)

Equity (deficit) - March 31, 2018	2,463,321	$61,583	66,977,104	$670	$3,173,559	$(3,078,734)	$1,403	$158,481

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(16,295)	$(12,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,548	5,793
Amortization of discount and premium	288	620
Other amortization	2,711	2,614
Net interest income on investments accrued to principal balance	—	(3,431)
Amortization of revenue on golf membership deposit liabilities	(349)	(305)
Amortization of prepaid golf membership dues	(6,270)	(6,283)
Non-cash directors’ compensation	—	75
Stock-based compensation	278	—
Impairment	1,473	—
Equity in earnings from equity method investments, net of distributions	(379)	(379)
Loss on settlement of investments, net	2	473
Unrealized (gain) loss on investments	(242)	3,060
Loss on extinguishment of debt	52	146
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(1,983)	(645)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	(353)	1,404
Net cash used in operating activities	(15,519)	(9,812)
Cash Flows From Investing Activities
Principal repayments from investments	—	10,707
Proceeds from sale of securities and loans	—	286,639
Net proceeds for settlement of TBAs	—	2,474
Acquisition and additions of property and equipment and intangibles	(13,080)	(3,971)
Deposits paid on property and equipment	(2,298)	(80)
Net cash (used in) provided by investing activities	(15,378)	295,769
Cash Flows From Financing Activities
Borrowings under debt obligations	—	1,007
Repayments of debt obligations	(1,141)	(292,237)
Margin deposits under repurchase agreements and derivatives	—	(48,406)
Return of margin deposits under repurchase agreements and derivatives	—	50,156
Golf membership deposits received	861	695
Common stock dividends paid	—	(8,019)
Preferred stock dividends paid	(1,395)	(1,395)
Payment of deferred financing costs	—	(22)
Other financing activities	(105)	(97)
Net cash used in financing activities	(1,780)	(298,318)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(32,677)	(12,361)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	173,688	146,544
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$141,011	$134,183

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to capital lease assets and liabilities	$1,170	$254
Additions to property and equipment and accounts payable	$6,599	$—
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

1. ORGANIZATION
Drive Shack Inc., which is referred to, together with its subsidiaries, “Drive Shack Inc.” or the “Company” is a leading owner and operator of golf-related leisure and entertainment businesses. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments and (iv) corporate. For a further discussion of the reportable segments, see Note 4.
The Company’s Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of March 31, 2018, the Company owned, leased or managed 74 properties across 12 states.
The Company opened its first Entertainment Golf venue in Orlando, Florida on April 7, 2018. The Company expects to open a chain of next-generation Entertainment Golf venues across the United States and internationally which combine golf, competition, dining and fun.

On December 21, 2017, the Company announced the Internalization effective January 1, 2018. The Company agreed with the former Manager to terminate the existing Management Agreement and arrange for the former Manager to continue to provide certain services for a transition period. In connection with the termination of the Management Agreement, the Company made a one-time cash payment of $10.7 million to the former Manager.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2018. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s Consolidated Financial Statements for the year ended December 31, 2017.

As of March 31, 2018, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Prior Period Reclassification — Certain prior period amounts have been reclassified to conform to the current period's presentation. Effective January 1, 2018, the Company internalized management (as discussed above) and records corporate overhead, including corporate payroll and related expenses, in "General and administrative expense" on the Consolidated Statements of Operations. Prior to January 1, 2018, the Company reported corporate overhead, including corporate payroll and related expenses, related to the Traditional Golf business in "Operating expenses" on the Consolidated Statements of Operations. The Company reclassified $3.9 million from "Operating expenses" to "General and administrative expense" for the three months ended March 31, 2017.

The Company adopted ASU 2015-18 Statement of Cash Flows (Topic 230), Restricted Cash effective January 1, 2018, which requires retrospective adjustment to all periods. The addition of the reconciliation of restricted cash for three months ended March 31, 2017 included an increase of $1.1 million in "Margin deposits under repurchase agreements and derivatives."

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
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
Private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The determination of the estimated average expected life of an active membership is a significant judgment based on company-specific historical membership addition and attrition data. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.
Revenue from the reimbursement of certain operating costs incurred at the Company’s managed Traditional Golf properties is recognized at the time the associated operating costs are incurred as collection is reasonably assured per the terms of the management contracts and the repayment histories of the property owners.
Sales of Food and Beverages — Revenue from food and beverage sales are recorded at the time of sale.
Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended March 31,
	2018	2017
Loss on settlement of real estate securities	$—	$2,803
Unrealized loss on securities, intent-to-sell	—	558
Realized (gain) on settlement of TBAs, net	—	(2,474)
Unrealized (gain) loss on non-hedge derivative instruments	(242)	2,502
Realized and unrealized (gain) loss on investments	$(242)	$3,389

Loss on lease modifications and terminations	$(771)	$(158)
Loss on extinguishment of debt, net	(52)	(146)
Collateral management fee income, net	154	122
Equity in earnings of equity method investments	379	379
(Loss) gain on disposal of long-lived assets	(206)	26
Other income (loss)	90	(346)
Other loss, net	$(406)	$(123)
EXPENSE RECOGNITION

Operating Expenses — Operating expenses for Traditional Golf consist primarily of payroll directly related to golf properties, equipment and cart leases, utilities, repairs and maintenance, supplies, seed, soil and fertilizer, marketing, certain operating costs incurred at managed Traditional Golf properties and operating lease rent expense. Many of the Traditional Golf properties and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms initially range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include scheduled

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

increases or decreases in minimum rental payments at various times during the term of the lease. These scheduled rent increases or decreases are recognized on a straight-line basis over the term of the lease. Increases result in an accrual, which is included in other current liabilities and other liabilities, and decreases result in a receivable, which is included in other current assets and other assets, for the amount by which the cumulative straight-line rent differs from the contractual cash rent.

Pre-Opening Costs — Pre-opening costs are expensed as incurred and consist primarily of marketing expenses, pre-opening rent, employee payroll, travel and related expenses, training costs, food, beverage and other restaurant operating expenses incurred prior to opening an Entertainment Golf venue.

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable netting agreement. Changes in fair value are recorded in net income. Derivative transactions are entered into by the Company solely for risk management purposes in the ordinary course of business. As of March 31, 2018, the Company has one interest rate cap with a fair value of $0.5 million which is not designated as a hedge.
BALANCE SHEET MEASUREMENT
Property and Equipment, Net — Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value to an asset and extend the useful life of an asset by more than a year are capitalized. With respect to golf course improvements (included in buildings and improvements), costs associated with construction, significant replacements, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. All other asset-related costs that do not meet these criteria, such as minor repairs and routine maintenance, are expensed as incurred.
The Company capitalizes to construction in progress certain costs related to properties under development. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for use. Capitalized costs include development, construction-related costs and interest expense.
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. Real estate held-for-sale is recorded in “Real estate assets, held-for-sale” and “Real estate liabilities, held-for-sale” on the Consolidated Balance Sheets. A disposal of a component of an entity or a group of components of an entity are reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Discontinued operations are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

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
MARCH 31, 2018
(dollars in tables in thousands, except share data)

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

Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of March 31, 2018 and December 31, 2017, the carrying value of this investment was $21.5 million and $21.1 million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

Other Current Assets

The following table summarizes the Company's other current assets:

	March 31, 2018	December 31, 2017
Loans, held-for-sale, net (A)	$—	$147
Prepaid expenses	4,906	3,081
Deposits	5,337	3,469
Inventory	5,302	4,722
Miscellaneous current assets, net	10,270	10,149
Other current assets	$25,815	$21,568

(A)	During the three months ended March 31, 2018, the Company recorded an impairment of $0.2 million on a corporate loan.

Other Assets

The following table summarizes the Company's other assets:

	March 31, 2018	December 31, 2017
Prepaid expenses	$5	$6
Deposits	2,126	2,213
Derivative assets	528	286
Miscellaneous assets, net	5,783	6,144
Other assets	$8,442	$8,649

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	March 31, 2018	December 31, 2017
Security deposits payable	$7,894	$6,602
Accrued rent	2,548	2,160
Due to affiliates	—	1,786
Dividends payable	930	930
Miscellaneous current liabilities	5,160	11,118
Other current liabilities	$16,532	$22,596

Other Liabilities

The following table summarizes the Company's other liabilities:

	March 31, 2018	December 31, 2017
Security deposits payable	$302	$66
Unfavorable leasehold interests	3,066	3,374
Accrued rent	1,057	1,057
Miscellaneous liabilities	354	349
Other liabilities	$4,779	$4,846

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year. The standard will be effective for annual and interim periods beginning after December 15, 2017; however, all entities are allowed to adopt the standard as early as the original effective date (annual periods beginning after December 15, 2016). Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations which clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how to apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of sales and other similar taxes. In December 2016, the FASB issued ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which amends the new revenue recognition guidance on performance obligations and 12 additional technical corrections and improvements. The Company adopted the new guidance effective January 1, 2018 using the modified retrospective method. See Note 3 for additional information.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted the new guidance effective January 1, 2018 and it did not have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with an option to use certain relief. The Company is evaluating potential impacts of adopting the standard. Upon initial qualitative evaluation, a key change upon adoption will be the balance sheet recognition of all leased assets and liabilities. The Company's operating leases include ground leases, for certain of its golf properties and leased equipment which are not recognized on the balance sheet. The Company anticipates a right-of-use asset and a related lease liability will be recognized for these leases.

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

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The standard provides specific guidance over eight identified cash flow issues in order to reduce diversity in practice over the presentation and classification of certain types of cash receipts and cash payments. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities should apply the standard using a retrospective transition method to each period presented. The Company

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

adopted the new guidance effective January 1, 2018 and it did not have a material impact on the Consolidated Statements of Cash Flows.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash. The standard requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows and provide a reconciliation to the related line items in the balance sheet. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is permitted. Entities will be required to apply the guidance retrospectively when adopted and provide the relevant disclosures in ASC 250 in the first interim and annual periods in which the guidance is adopted. The Company adopted the new guidance effective January 1, 2018 and has included changes in restricted cash in the Consolidated Statements of Cash Flows for all periods presented.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business. The standard clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets of businesses. The effective date of the standard will be for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. Entities will be required to apply the guidance on a prospective basis. The Company adopted the new guidance effective January 1, 2018 and it did not have a material impact on the Consolidated Financial Statements.

3. REVENUES

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a decrease to the 2018 opening balance of accumulated deficit of $4.8 million. The adjustment is due to the recognition of breakage on gift cards and gift certificates offered at the Company's Traditional Golf properties that are not expected to be redeemed based on historical redemption rates. The recognition of breakage on gift cards and gift certificates on an ongoing basis is expected to have an immaterial impact to the Company’s net income (loss).

The majority of the Company’s revenue continues to be recognized at the time of sale to customers at the Company’s Traditional Golf properties, including green fees, cart rentals, and sales of food, beverages and merchandise. Under the new revenue standard, certain operating costs incurred at the Company’s managed Traditional Golf properties and the reimbursements of those operating costs will now be recognized in Operating expenses and Golf course operations, respectively. The reimbursements do not include a profit margin and therefore this change will have no net impact to the Company’s operating income (loss).

Per the modified retrospective method, comparative information has not been restated to conform to these changes and continues to be reported under the accounting standards in effect for those periods. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Consolidated Balance Sheet and Statement of Operations was as follows:

Consolidated Balance Sheet

	March 31, 2018
	As reported	Balances without Adoption of ASC 606	Effect of Change
Liabilities
Other current liabilities	$16,532	$21,341	$(4,809)

Equity
Accumulated Deficit	$(3,078,734)	$(3,083,543)	$4,809

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

Consolidated Statement of Operations

	Three Months Ended March 31, 2018
	As reported	Balances without Adoption of ASC 606	Effect of Change
Revenues
Golf course operations	$53,554	$48,897	$4,657

Operating Costs
Operating expenses	$57,379	$52,722	$4,657

The Company’s revenue is all generated within the Traditional Golf segment. The following table disaggregates revenue by category: public and private golf properties (owned and leased) and managed golf properties.

	Three Months Ended March 31, 2018
	Public golf properties	Private golf properties	Managed golf properties	Total
Golf course operations	22,370	25,949	5,235	53,554
Sales of food and beverages	7,207	5,899	—	13,106
Total revenues	$29,577	$31,848	$5,235	$66,660

4. SEGMENT REPORTING

The Company currently has four reportable segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments, and (iv) corporate. The Company's Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of March 31, 2018, the Company owned, leased or managed 74 Traditional Golf properties across 12 states.  Additionally, the Company opened its inaugural Entertainment Golf venue in Orlando, Florida on April 7, 2018 and expects to continue opening a chain of next-generation Entertainment Golf venues across the United States and internationally, which combine golf, competition, dining and fun.

The Debt Investment segment consists primarily of loans and securities which the Company has substantially monetized as part of its transformation to a leisure and entertainment company. The corporate segment consists primarily of interest income on short-term investments, general and administrative expenses, interest expense on the junior subordinated notes payable (Note 7), management fees pursuant to the Management Agreement prior to the Internalization effective January 1, 2018 (Note 12) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Three Months Ended March 31, 2018
Revenues
Golf course operations	$53,554	$—	$—	$—	$53,554
Sales of food and beverages	13,106	—	—	—	13,106
Total revenues	66,660	—	—	—	66,660
Operating costs
Operating expenses (A)	57,379	—	—	—	57,379
Cost of sales - food and beverages	4,040	—	—	—	4,040
General and administrative expense	4,153	1,102	6	2,074	7,335
General and administrative expense - acquisition and transaction expenses (B)	307	1,253	—	297	1,857
Depreciation and amortization	5,513	30	—	5	5,548
Pre-opening costs (C)	—	1,556	—	—	1,556
Impairment	1,326	—	147	—	1,473
Realized and unrealized loss on investments	(242)	—	—	—	(242)
Total operating costs	72,476	3,941	153	2,376	78,946
Operating loss	(5,816)	(3,941)	(153)	(2,376)	(12,286)
Other income (expenses)
Interest and investment income	51	28	59	308	446
Interest expense, net (D)	(3,555)	—	—	(494)	(4,049)
Other (loss) income, net	(938)	—	532	—	(406)
Total other income (expenses)	(4,442)	28	591	(186)	(4,009)
Income tax expense	—	—	—	—	—
Net (loss) income	(10,258)	(3,913)	438	(2,562)	(16,295)
Preferred dividends	—	—	—	(1,395)	(1,395)
(Loss) income applicable to common stockholders	$(10,258)	$(3,913)	$438	$(3,957)	$(17,690)

	Traditional Golf	Entertainment Golf	Debt Investments (E)	Corporate	Total
March 31, 2018
Total assets	320,491	81,575	24,306	87,604	513,976
Total liabilities	290,553	9,160	79	55,703	355,495
Preferred stock	—	—	—	61,583	61,583
Equity attributable to common stockholders	$29,938	$72,415	$24,227	$(29,682)	$96,898

Additions to property and equipment (including capital leases) during the three months ended March 31, 2018	$4,040	$9,498	$—	$—	$13,538

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Three Months Ended March 31, 2017
Revenues
Golf course operations	$46,296	$—	$—	$—	$46,296
Sales of food and beverages	12,845	—	—	—	12,845
Total revenues	59,141	—	—	—	59,141
Operating costs
Operating expenses (A)	50,509	—	—	—	50,509
Cost of sales - food and beverages	4,032	—	—	—	4,032
General and administrative expense	4,222	15	1	1,595	5,833
General and administrative expense - acquisition and transaction expenses (B)	276	1,261	—	117	1,654
Management fee to affiliate	—	—	—	2,677	2,677
Depreciation and amortization	5,793	—	—	—	5,793
Realized and unrealized loss on investments	120	—	3,269	—	3,389
Total operating costs	64,952	1,276	3,270	4,389	73,887
Operating loss	(5,811)	(1,276)	(3,270)	(4,389)	(14,746)
Other income (expenses)
Interest and investment income	39	—	7,802	47	7,888
Interest expense, net (D)	(3,817)	—	(1,206)	(411)	(5,434)
Other (loss) income, net	(624)	—	501	—	(123)
Total other income (expenses)	(4,402)	—	7,097	(364)	2,331
Income tax expense	—	—	—	539	539
Net (loss) income	(10,213)	(1,276)	3,827	(5,292)	(12,954)
Preferred dividends	—	—	—	(1,395)	(1,395)
(Loss) income applicable to common stockholders	$(10,213)	$(1,276)	$3,827	$(6,687)	$(14,349)

(A)
Operating expenses includes rental expenses recorded under operating leases for carts and equipment in the amount of $0.6 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. Operating expenses also includes amortization of favorable and unfavorable lease intangibles in the amount of $1.0 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively.

(B)
Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions which may include advisory, legal, accounting, valuation and other professional or consulting fees.

(C)
Pre-opening costs are expensed as incurred and consist primarily of site-related marketing expenses, pre-opening rent, employee payroll, travel and related expenses, training costs, food, beverage and other restaurant operating expenses incurred prior to opening an Entertainment Golf venue.

(D)
Interest expense, net includes the accretion of membership deposit liabilities in the amount of $1.7 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense is net of $0.4 million related to capitalized interest for Entertainment Golf for the three months ended March 31, 2018.

(E)
Total assets in the Debt Investments segment includes an equity method investment in the amount of $21.5 million as of March 31, 2018 recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$5,105	$—	$5,105	$88,251	$—	$88,251
Buildings and improvements	51,164	(24,382)	26,782	154,769	(52,636)	102,133
Furniture, fixtures and equipment	21,053	(16,094)	4,959	33,109	(23,451)	9,658
Capital leases - equipment	26,027	(9,719)	16,308	24,949	(8,649)	16,300
Construction in progress	33,696	—	33,696	24,916	—	24,916
Total Property and Equipment	$137,045	$(50,195)	$86,850	$325,994	$(84,736)	$241,258

In February 2018, the lease on a golf property in Oklahoma was terminated and the Company exited the property.

On March 7, 2018, the Company announced it will actively pursue the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale” and “Real estate liabilities, held-for-sale,” respectively.  The real estate assets, held-for-sale are reported at a carrying value of $164.0 million and include $83.8 million of land, $74.3 million of buildings and improvements, $4.8 million of furniture, fixtures and equipment, and $1.1 million of other related assets.  The real estate liabilities, held-for-sale are reported at a carrying value of $13.5 million and include property liabilities to be assumed, primarily prepaid membership dues.

The Company has assessed the real estate assets and determined that the carrying value of one property exceeded the fair value less anticipated costs to sell.  As a result, the Company recognized an impairment loss totaling approximately $1.3 million for the three months ended March 31, 2018. The fair value measurement was based on the pricing in a letter of intent and internal valuation models. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

6. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(99)	$601	$700	$(93)	$607
Leasehold intangibles (A)	48,107	(17,756)	30,351	48,107	(16,716)	31,391
Management contracts	35,111	(14,210)	20,901	35,111	(13,468)	21,643
Internally-developed software	800	(680)	120	800	(640)	160
Membership base	5,236	(3,179)	2,057	5,236	(2,992)	2,244
Nonamortizable liquor licenses	866	—	866	1,231	—	1,231
Total Intangibles	$90,820	$(35,924)	$54,896	$91,185	$(33,909)	$57,276

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

7. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at March 31, 2018:

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt
Credit Facilities and Capital Leases
Traditional Golf term loan (C)(D)	June 2016	102,000	100,255	Jul 2019	LIBOR+4.70%	7.92%	1.3	102,000
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%	2.20%	25.7	200
Capital leases (Equipment)	Jun 2014 - Mar 2018	16,593	16,593	Sep 2018 - Oct 2023	3.00% to 16.16%	6.61%	3.5	—
		118,793	117,048			7.72%	1.6	102,200
Less current portion of obligations under capital leases		4,892	4,892
Credit facilities and obligations under capital leases - noncurrent		113,901	112,156
Corporate
Junior subordinated notes payable (E)	Mar 2006	51,004	51,206	Apr 2035	LIBOR+2.25%	3.99%	17.1	51,004
Total debt obligations		$169,797	$168,254			6.59%	6.3	$153,204

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)
The Traditional Golf term loan is collateralized by 22 golf properties. The carrying amount of the Traditional Golf term loan is reported net of amortized deferred financing costs of $1.7 million as of March 31, 2018.

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

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2018 are as follows:

April 1, 2018 - December 31, 2018	$4,384
2019	5,709
2020	4,431
2021	2,864
2022	1,091
2023	190
Total minimum lease payments	18,669
Less: imputed interest	2,076
Present value of net minimum lease payments	$16,593

The Company’s credit facilities contain various customary loan covenants, including certain coverage ratios. The Company was in compliance with all of these covenants as of March 31, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

8. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at March 31, 2018, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	March 31, 2018
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$2,480	$(1,521)	$959	$1,403	$—	$2,362	1	CCC	2.26%	22.81%	7.5	33.9%
Total Securities, Available for Sale (E)	$4,000	$2,480	$(1,521)	$959	$1,403	$—	$2,362	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(E)
The total outstanding face amount was $4.0 million for floating rate securities. The collateral securing the ABS - Non-Agency RMBS is located in various geographical regions in the US. The Company does not have significant investments in any geographic region, thus a downturn in market conditions would not have a material negative impact on the Company.

The Company had no securities in an unrealized loss position as of March 31, 2018. The Company has no activity related to credit losses on debt securities for the three months ended March 31, 2018.

9. DERIVATIVES

The Company’s derivative instrument is an interest rate cap with a fair value of $0.5 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, and is recorded within other assets on the Consolidated Balance Sheets. The Company had no derivative liabilities as of both March 31, 2018 and December 31, 2017.

The following table summarizes (gains) losses recorded in relation to derivatives:

		Three Months Ended March 31,
	Income Statement Location	2018	2017
Non-hedge derivatives
Unrealized (gain) loss on interest rate derivatives	Realized and unrealized (gain) loss on investments	$(242)	$120
Unrealized loss recognized related to TBAs	Realized and unrealized (gain) loss on investments	—	2,382
Realized (gain) on settlement of TBAs	Realized and unrealized (gain) loss on investments	—	(2,474)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2018:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$2,362	$2,362	Pricing models - Level 3
Cash and cash equivalents	137,028	137,028
Restricted cash, current and noncurrent	3,983	3,983
Non-hedge derivative assets (B)	528	528	Counterparty quotations - Level 2

Liabilities
Credit facilities - Traditional Golf term loan	100,255	103,461	Pricing models - Level 3
Junior subordinated notes payable	51,206	29,030	Pricing models - Level 3

(A)
Pricing models are used for (i) real estate securities and loans that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) debt obligations which are private and untraded.

(B)	Represents an interest rate cap (Note 9).

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
MARCH 31, 2018
(dollars in tables in thousands, except share data)

estate securities and loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities.

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$959	$2,362	12.0%	5.4%	4.1%	62.8%
Total	$959	$2,362

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2018 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2017	$2,294
Total gains (losses) (A)
Included in other comprehensive income (loss)	33
Amortization included in interest income	54
Purchases, sales and repayments (A)
Proceeds	(19)
Balance at March 31, 2018	$2,362

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the three months ended March 31, 2018. There were no transfers into or out of Level 3 during the three months ended March 31, 2018.

Non-Recurring Fair Value Measurements - Loans

Loans held-for-sale are carried at the lower of amortized cost or fair value and are therefore recorded at fair value on a non-recurring basis. These loans were written down to fair value at the time of the impairment, based on internal pricing models. All the loans were within Level 3 of the fair value hierarchy. The most significant inputs used in the valuations are the amount and timing of expected future cash flows, market yields and the estimated collateral value of such loan investments.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy		Valuation Techniques and Significant Inputs
Credit facilities	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields

Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields and the credit spread of the Company

11. EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in the Company’s outstanding options for the three months ended March 31, 2018:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2017	5,010,576	$2.55
Balance at March 31, 2018	5,010,576	$2.55	5.34

Exercisable at March 31, 2018	3,858,081	$2.58	5.36

As of March 31, 2018, the Company’s outstanding options were summarized as follows:

Issued in 2011 and thereafter
Held by the former Manager	3,857,748
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	1,152,495
Issued to the independent directors	333
Total	5,010,576
Weighted average strike price	$2.55

(A)
The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

The valuation of the employee options has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, expected dividend yield of the Company’s stock, expected term of the awards and the risk-free interest rate. As of January 1, 2018, the fair value of the options was $4.3 million using the following assumptions:

Expected Volatility	39.73%
Expected Dividend Yield	0.00%
Expected Remaining Term	3.0 - 6.6 years
Risk-Free Rate	2.16 - 2.29%

The options granted to the Company's employees fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.3 million during the three months ended March 31, 2018 and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $4.0 million as of March 31, 2018 and will be expensed over a weighted average of 4.4 years.

On March 6, 2018, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2018 and ending April 30, 2018. Dividends totaling $1.4 million were paid on April 30, 2018.

B. Earnings Per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(17,690)	$(14,349)
Loss Applicable to Common Stockholders	$(17,690)	$(14,349)

Denominator:
Denominator for basic earnings per share - weighted average shares	66,977,104	66,841,977
Effect of dilutive securities
Options	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	66,977,104	66,841,977

Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.26)	$(0.21)

Loss Applicable to Common Stock, per share	$(0.26)	$(0.21)

Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.26)	$(0.21)

Loss Applicable to Common Stock, per share	$(0.26)	$(0.21)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

Basic EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are its outstanding stock options. During the three months ended March 31, 2018 and 2017, the Company had zero and 151,234 antidilutive options, respectively. During the three months ended March 31, 2018 and 2017, based on the treasury stock method, the Company had 2,509,765 and 1,941,409 potentially dilutive common stock equivalents, respectively, which were excluded due to the Company's loss position. Income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends and net income (loss) attributable to noncontrolling interest.

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Agreements with the Former Manager
On December 21, 2017, the Company entered into definitive agreements with the former Manager to internalize the Company’s management (the “Internalization”). In connection with the termination of the existing Management Agreement, the Company made a payment of $10.7 million to the former Manager in December 2017. The Internalization became effective on January 1, 2018.
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services (“Transition Services”).  The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company incurred $0.2 million in costs for Transition Services during the three months ended March 31, 2018, and these costs are reported in general and administrative expense on the Consolidated Statements of Operations.

	Amounts incurred under the Management Agreement
	Three Months Ended March 31,
	2018	2017
Management fees	$—	$2,552
Expense reimbursement to the Manager	—	125
Incentive compensation	—	—
Total Management fee to affiliate	$—	$2,677

At March 31, 2018, Fortress, through its affiliates, and principals of Fortress, owned 6.8 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.9 million shares of the Company’s common stock (Note 11).
At December 31, 2017, due to affiliates was comprised of $1.8 million in management fees and expense reimbursements payable to the former Manager.

Other Affiliated Entities
A member of the Board of Directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator market rates for the charters.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company is in a legal dispute related to this golf property. The Company has not accrued additional losses in connection with this legal dispute because management does not believe there is a probable and reasonably estimable loss at this time. However, the ultimate outcome of the proceedings may have a material adverse effect on our business, financial position or results of operations.

The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2018, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

Contingencies - In September 2017, Hurricane Irma caused significant damage to a Traditional Golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and reopened prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company has incurred $5.2 million in property damage costs related to Hurricane Irma of which $1.0 million was incurred in 2018. The Company expects to incur an additional $1.0 to $1.2 million in property damage costs in 2018. The Company was reimbursed $2.0 million by the insurer in 2017 and reached a settlement with the insurer for an additional payment of $3.0 million, received in April 2018 (see Note 15 for additional information). Property damage costs and insurance reimbursement are recorded in operating expenses on the Consolidated Statements of Operations.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision for the three months ended March 31, 2018 and 2017 was zero and $0.5 million, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2018 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates and eliminating the alternative minimum tax (“AMT”) for corporate taxpayers. The Company accounted for the effects of the Tax Act for the year ended December 31, 2017 which included the re-measurement of deferred tax assets and liabilities due to the reduction in the corporate income tax rate and booked a non-recurring income tax receivable in the amount of $0.6 million due to refundable AMT credits. Due to the full valuation allowance, the re-measurement of deferred tax assets and liabilities had no impact on the income tax provision.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2018
(dollars in tables in thousands, except share data)

15. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to March 31, 2018 through the issuance of these Consolidated Financial Statements.

The Company opened its first Entertainment Golf venue in Orlando, Florida on April 7, 2018.

On April 10, 2018, the former Manager granted 1.2 million options it holds in the Company to certain of the Company's employees, which were valued at $3.6 million as of the grant date. These options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024.

As of April 30, 2018, the Company received the $3.0 million settlement reached with the insurer related to the property damage caused by Hurricane Irma (see Note 13 for additional information).

On May 2, 2018, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2018 and ending July 31, 2018. Dividends totaling $1.4 million will be paid on July 31, 2018 to stockholders of record on July 2, 2018.

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

GENERAL
The Company is a leading owner and operator of golf-related leisure and entertainment businesses. On December 28, 2016, the Company changed its name from Newcastle Investment Corp. to Drive Shack Inc. in connection with its transformation to a leisure and entertainment company. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” On December 21, 2017, the Company announced that it had entered into definitive agreements with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”) to internalize the Company’s management (the “Internalization”) effective January 1, 2018. The Company and the Manager agreed to terminate the existing Management Agreement and arrange for the Manager to continue to provide certain services for a transition period. For further information relating to our business, see “Business Overview” below.
We conduct our business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues, (iii) Debt Investments and (iv) corporate. Revenues attributable to each segment are disclosed below (in thousands):

	Traditional Golf	Entertainment Golf	Debt Investments	Corporate	Total
Three Months Ended March 31, 2018
Revenues and interest and investment income	$66,711	$28	$59	$308	$67,106

Three Months Ended March 31, 2017
Revenues and interest and investment income	$59,180	$—	$7,802	$47	$67,029

Business Overview

Traditional Golf | American Golf
American Golf (as defined below) is one of the largest owners and operators of golf properties in the United States. As of March 31, 2018, we owned, leased or managed 74 properties across 12 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 50,000 members, who played over 800,000 rounds at our properties during the three months ended March 31, 2018.
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
Our operations are organized into three principal categories: (1) Public Properties, (2) Private Properties and (3) Managed Properties.
Public Properties.   Our 47 public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.
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

Managed Properties. Our 9 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  We recognize revenue from these properties in amounts equal to the respective management fees and the reimbursements of certain operating costs.
The following summarizes the American Golf properties and holes as of March 31, 2018:

Entertainment Golf | Drive Shack
Drive Shack is an entertainment company that combines golf, competition, dining and fun. We opened our inaugural venue in Orlando, Florida on April 7, 2018. Drive Shack expects to open a chain of next-generation entertainment golf venues across the United States and internationally, with each venue featuring multiple stories of hitting suites where friends, family, co-workers or complete strangers may compete in a technologically-enhanced golf games. Consumers who are seeking a good time, but not looking to participate in the game, would be able to spectate from one of Drive Shack’s restaurant or lounge areas.

Debt Investments | Loans & Securities
The Company historically invested in loans and securities. The Company has substantially monetized its remaining loans and securities as part of its transformation to a leisure and entertainment company.

MARKET CONSIDERATIONS

Our ability to execute our business strategy, particularly the development of our Entertainment Golf business, depends to a degree on our ability to monetize our remaining Debt Investments, optimize our Traditional Golf business, including sales of owned properties, and obtain additional capital. We have substantially monetized the remaining loans and securities in our Debt Investments segment. We have not accessed the capital markets since 2014, and rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

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

Entertainment Golf Business

We are in the construction and development phase, as well as in the process of exploring sites for Entertainment Golf venues and opened our inaugural venue in Orlando, Florida on April 7, 2018. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes could impact our business. In addition, similar to our Traditional Golf business, trends in consumer spending, as well as climate and weather patterns, could have a significant impact on the markets in which we will successfully operate.

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

See Note 10 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” for information regarding the fair value of our investments, and respective estimation methodologies as of March 31, 2018.

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

Recent Accounting Pronouncements

See Note 2 in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables summarize the changes in our results of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Golf course operations	$53,554	$46,296	$7,258	15.7%
Sales of food and beverages	13,106	12,845	261	2.0%
Total revenues	66,660	59,141	7,519	12.7%
Operating costs
Operating expenses	57,379	50,509	6,870	13.6%
Cost of sales - food and beverages	4,040	4,032	8	0.2%
General and administrative expense	9,192	7,487	1,705	22.8%
Management fee to affiliate	—	2,677	(2,677)	(100.0)%
Depreciation and amortization	5,548	5,793	(245)	(4.2)%
Pre-opening costs	1,556	—	1,556	N.M.
Impairment	1,473	—	1,473	N.M.
Realized and unrealized (gain) loss on investments	(242)	3,389	3,631	107.1%
Total operating costs	78,946	73,887	5,059	6.8%
Operating loss	(12,286)	(14,746)	(2,460)	(16.7)%

Other income (expenses)
Interest and investment income	446	7,888	(7,442)	(94.3)%
Interest expense, net	(4,049)	(5,434)	(1,385)	(25.5)%
Other loss, net	(406)	(123)	283	230.1%
Total other income (expenses)	(4,009)	2,331	(6,340)	(272.0)%

Loss before income tax	$(16,295)	$(12,415)	$3,880	31.3%
N.M. - Not meaningful

Revenues from Golf Course Operations

Revenues from golf course operations increased by $7.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to: (i) a $4.7 million increase due to management contract reimbursements reported for the first time under the new revenue standard in Q1 2018; (ii) a $1.4 million increase in green fee and cart rental revenue as a result of favorable weather conditions, especially in California public properties, (iii) a 1.0 million increase due to additional initiation fees from new member sales and higher membership dues rates and (iv) a $0.7 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program, partially offset by (v) a $0.5 million decrease from properties that were exited in 2017.

Sales of Food and Beverages

Sales of food and beverages increased by $0.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $0.4 million increase as a result of favorable weather conditions, especially at our California public properties, partially offset by a $0.1 million decrease from properties exited in 2017.

Operating Expenses

Operating expenses increased by $6.9 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to: (i) a $4.7 million increase due to management contract operating expense reimbursements reported for the first time under the new revenue standard in Q1 2018, (ii) a $2.7 million increase in utilities, payroll, and other operating expenses as a result of favorable weather conditions, especially for our California public properties in the Traditional Golf business and (iii) a $0.4 million increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage in the Traditional Golf business, partially offset by (iv) a $0.9 million decrease from Traditional Golf properties that were exited in 2017.

Cost of Sales - Food and Beverages

There was no significant change in cost of sales - food and beverages during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense increased by $1.7 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to: (i) a $1.2 million increase in payroll expenses as a result of the Internalization, (ii) a $0.6 million increase in technology expenses related to the development of our first Entertainment Golf venue, and (iii) a $0.2 million increase in other professional fees as a result of the Internalization, partially offset by (iv) a $0.3 million decrease in start-up related costs associated with the development of the Entertainment Golf business.

Management Fee to Affiliate

Management fee to affiliate decreased by $2.7 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to the Internalization effective January 1, 2018.

Depreciation and Amortization

There was no significant change in depreciation and amortization during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Pre-Opening Costs

Pre-opening costs increased by $1.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to expenses incurred, such as payroll and related costs, prior to the opening of the Entertainment Golf venue in Orlando, Florida.

Impairment

Impairment increased by $1.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a $1.3 million impairment on a golf property that was reclassified as held-for-sale and a $0.2 million impairment on a corporate loan.

Realized and Unrealized (Gain) Loss on Investments

Realized and unrealized (gain) loss on investments increased by $3.6 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During the three months ended March 31, 2018, we recorded an unrealized gain of $0.2 million on the mark-to-market value of derivatives. During the three months ended March 31, 2017, we recorded a realized loss of $2.8 million on the sale of agency RMBS, an unrealized loss of $2.5 million on the mark-to-market value of derivatives, an unrealized loss of $0.6 million on the mark-to-market of agency RMBS, offset by a realized gain of $2.5 million on the settlement of derivatives.

Interest and Investment Income

Interest and investment income decreased by $7.4 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to: (i) a $4.3 million decrease in interest income earned from agency RMBS and (ii) a $3.4 million decrease of paid-in-kind ("PIK") interest earned on a resorts-related loan, offset by a $0.3 million increase in corporate bank interest income earned on overnight cash deposits.

Interest Expense, Net

Interest expense, net decreased by $1.4 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to a $1.2 million decrease in interest expense related to repurchase agreements on agency RMBS and a $0.4 million decrease related to recording of capitalized interest, partially offset by a $0.1 million increase as a result of higher financing cost on the junior subordinated notes and a $0.1 million increase in membership deposit liability interest accretion due to additional members.

Other Loss, Net

Other loss, net increased by $0.3 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due in part to lease disposition costs incurred in the three months ended March 31, 2018 in the Traditional Golf business.

Traditional Golf Segment Results

Comparison of Traditional Golf Results of Operations for the three months ended March 31, 2018 and 2017 (A)

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Golf course operations	$53,554	$46,296	$7,258	15.7%
Sales of food and beverages	13,106	12,845	261	2.0%
Total revenues	66,660	59,141	7,519	12.7%
Operating costs
Operating expenses	57,379	50,509	6,870	13.6%
Cost of sales - food and beverages	4,040	4,032	8	0.2%
General and administrative expense	4,460	4,498	(38)	(0.8)%
Depreciation and amortization	5,513	5,793	(280)	(4.8)%
Impairment	1,326	—	1,326	N.M.
Realized and unrealized (gain) loss on investments	(242)	120	362	301.7%
Total operating costs	72,476	64,952	7,524	11.6%
Operating loss	(5,816)	(5,811)	5	0.1%

Other income (expenses)			—
Interest and investment income	51	39	12	30.8%
Interest expense, net	(3,555)	(3,817)	(262)	(6.9)%
Other loss, net	(938)	(624)	314	50.3%
Total other income (expenses)	(4,442)	(4,402)	40	0.9%

Loss before income tax	$(10,258)	$(10,213)	$45	0.4%
N.M. - Not meaningful

(A)	We own, lease or manage 74 and 78 golf properties as of March 31, 2018 and 2017, respectively.

Revenues from Golf Course Operations
Revenues from golf course operations increased by $7.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to: (i) a $4.7 million increase due to management contract reimbursements reported for the first time under the new revenue standard in Q1 2018; (ii) a $1.4 million increase in green fee and cart rental revenue as a result of favorable weather conditions, especially at our California public properties, (iii) a $1.0 million increase due to additional initiation fees from new member sales and higher membership dues rates and (iv) a $0.7 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program, partially offset by (v) a $0.5 million decrease from properties that were exited in 2017.

Sales of Food and Beverages

Sales of food and beverages increased by $0.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $0.4 million increase as a result of favorable weather conditions, especially at our California public properties, partially offset by a $0.1 million decrease from properties exited in 2017.

Operating Expenses
Operating expenses increased by $6.9 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to: (i) a $4.7 million increase due to management contract operating expense reimbursements reported for the first time under the new revenue standard in Q1 2018, (ii) a $2.7 million increase in utilities, payroll, and other operating expenses as a result of favorable weather conditions, especially in California public properties and (iii) a $0.4 million increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage, partially offset by (iv) a $0.9 million decrease from properties that were exited in 2017.

Cost of Sales - Food and Beverages

There was no significant change in cost of sales - food and beverages during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General and Administrative Expense (including Acquisition and Transaction Expense)

There was no significant change in general and administrative expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Depreciation and Amortization

Depreciation and amortization decreased by $0.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a $0.5 decrease from the discontinuation of depreciation on property and equipment classified as held-for-sale, partially offset by a $0.2 million increase in depreciation from additional capital leases.

Impairment

Impairment increased by $1.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to an impairment on a golf property that was reclassified as to held-for-sale.

Realized and Unrealized (Gain) Loss on Investments

Realized and unrealized (gain) loss on investments increased by $0.4 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to gains recorded on the interest rate cap for our Traditional Golf term loan.

Interest and Investment Income

There was no significant change in interest and investment income during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest Expense, Net

Interest expense, net decreased by $0.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $0.4 million decrease related to capitalized interest recorded, partially offset by a $0.1 million increase in membership deposit liability interest accretion due to additional members.

Other Loss, Net

Other loss, net increased by $0.3 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to lease termination costs incurred in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings and fund capital for our Traditional and Entertainment Golf businesses and other general business needs.

Our primary sources of funds for liquidity consist of cash on hand, net cash provided by operating activities, sales or repayments of assets, potential refinancing of existing debt and potential issuance of new debt or equity securities, when feasible. We have the ability to publicly or privately issue common stock, preferred stock, depository shares, debt securities and warrants, subject to market and other conditions. Our debt obligations are generally secured directly by our assets, except for the junior subordinated notes payable.

Sources of Liquidity and Uses of Capital

As of the date of this filing, we believe we have sufficient liquid assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next 12 months, we expect that our cash on hand combined with our other primary sources of funds for liquidity will be sufficient to satisfy our anticipated liquidity needs with respect to our current portfolio, including related financings, capital expenditures for our Traditional and Entertainment Golf businesses, working capital needs and operating expenses. However, we may have additional cash requirements with respect to incremental investments related to our Traditional Golf business and executing our strategic objectives for our Entertainment Golf business. In addition to our available cash, we may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings, equity offerings or other means. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations and capital expenditures, through our cash on hand and, if needed, additional borrowings, proceeds from equity offerings and the sale or refinancing of our assets. We continually monitor market conditions for financing opportunities, and at any given time, we may enter into or pursue one or more of the transactions described above.
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

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount or premium on our real estate securities and loans (including the accrual of interest payable at maturity) and deferred financing costs, (ii) amortization of favorable and unfavorable leasehold intangibles from the acquisition of the Traditional Golf business in December 2013, (iii) accretion of the golf membership deposit liabilities in interest expense, (iv) recognition of deferred revenue from initiation fee deposits, (v) amortization of prepaid golf membership dues, (vi) gains and losses from sales of assets, (vii) the valuation allowance recorded in connection with our loan assets, other-than-temporary impairment on our securities and investments, as well as impairments of Traditional Golf properties, (viii) unrealized gains or losses on our investments, (ix) non-cash gains or losses associated with our early extinguishment of debt, (x) non-cash gains on deconsolidation, and (xi) depreciation and amortization on our assets.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf-related real estate and operations. The Company has paid preferred dividends of $1.4 million thus far in fiscal year 2018, and our board of directors elected not to declare common stock dividends in the first three months of fiscal year 2018 to retain capital for growth. For the three months ended March 31, 2018, the Company reported net cash used in operating activities of $15.5 million, net cash used in investing activities of $15.4 million, net cash used in financing activities of $1.8 million and cash and cash equivalents of $137.0 million as of March 31, 2018. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of March 31, 2018, we had $137.0 million of available cash, including $14.3 million for the Traditional Golf business. On March 6, 2018, we declared a quarterly preferred dividend of $1.4 million which was paid on April 30, 2018.

Short-term liquidity requirements – As of March 31, 2018, we expect our short-term liquidity requirements to include a total of approximately $70.0 to $80.0 million for both Drive Shack venues and customary Traditional Golf capital expenditures.

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

•
Performance of the Traditional and Entertainment Golf businesses - Current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions and can fluctuate significantly from quarter to quarter as a result of seasonal factors and discretionary consumer spending. We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or wage rate increases are expected to be partially offset by selected price increases where competitively appropriate.

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 7 to our Consolidated Financial Statements included herein, existing at March 31, 2018 (gross of $1.5 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2018 through December 31, 2018	$3,643	$—	$3,643
2019	107,003	—	107,003
2020	4,026	—	4,026
2021	2,688	—	2,688
2022	1,048	—	1,048
2023	185	—	185
Thereafter	200	51,004	51,204
Total	$118,793	$51,004	$169,797

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

The financing of our Traditional Golf business contain various customary loan covenants, including certain coverage ratios. We were in compliance with all of the covenants in these financings as of March 31, 2018.

Equity

Common Stock

At March 31, 2018, we had 66,977,104 shares of common stock outstanding.

See Note 11 in Part I, Item 1. “Financial Statements” for information on our outstanding options as of March 31, 2018.

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2018	January 2018	$0.609	$0.503	$0.523
April 30, 2018	April 2018	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income

During the three months ended March 31, 2018, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2017	$1,370
Net unrealized gain on available-for-sale securities	33
Accumulated other comprehensive income, March 31, 2018	$1,403

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates. Net unrealized gains on our real estate securities increased during the three months ended March 31, 2018 in accumulated other comprehensive income primarily as a result of unrealized gains on our non-Agency RMBS caused by higher variable interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash used in operating activities was $15.5 million for the three months ended March 31, 2018 and $9.8 million for the three months ended March 31, 2017. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦	$1.4 million due to lower general and professional fees paid during the three months ended March 31, 2018 compared to the three months ended March 31, 2017;

◦	$0.9 million due to lower management fees paid during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as a result of the Internalization; and

◦	$0.3 million due to higher interest earned on overnight cash deposits.

•	Operating cash flows decreased by:

◦	$2.4 million of payroll costs primarily due to the Internalization and increased employee hiring associated with the Entertainment Golf venue in Orlando;

◦	$1.6 million in lower operating cash flows from the Traditional Golf business primarily due to payments related to course clean up and repairs from hurricane damage; and

◦	$4.3 million of lower interest and other fees collected due to the sale of real estate securities.

Investing Activities

Investing activities used $15.4 million and provided $295.8 million during the three months ended March 31, 2018 and 2017, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Traditional Golf properties and Entertainment Golf venues. Proceeds received from cash flows from investing activities consisted primarily of sale of investments, receipts from settlement of derivatives and repayments from loans and securities.

Financing Activities

Financing activities used $1.8 million and $298.3 million during the three months ended March 31, 2018 and 2017, respectively. Proceeds received from cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate Risk

We are subject to interest rate risk with respect to our credit facilities and corporate loan. These risks are further described in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of March 31, 2018, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2018, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2017. There were no material changes to our contractual obligations during the three months ended March 31, 2018.

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

Set forth below is a reconciliation of core earnings to the most directly comparable GAAP financial measure (in thousands).

	Three Months Ended March 31,
	2018	2017
Loss applicable to common stockholders	$(17,690)	$(14,349)
Add (Deduct):
Impairment	1,473	—
Realized and unrealized loss (gain) on investments	(242)	3,389
Other loss (income) (A)	785	502
Depreciation and amortization (B)	8,259	8,407
Acquisition, transaction, restructuring and spin-off related expenses (C)	2,039	1,662
Core earnings	$(5,376)	$(389)

(A)	Other (loss) income reconciliation:

	Three Months Ended March 31,
	2018	2017
Total other (loss) income	$(4,009)	$2,331
Add (deduct):
Equity in earnings from equity method investments	(379)	(379)
Interest and investment income	(446)	(7,888)
Interest expense, net	4,049	5,434
Other (loss) income	$(785)	$(502)

(B)
Including accretion of membership deposit liabilities of $1.7 million and $1.6 million and amortization of favorable and unfavorable leasehold intangibles of $1.0 million and $1.0 million in the three months ended March 31, 2018 and 2017, respectively. The accretion of membership deposit liabilities was recorded to interest expense, net and the amortization of favorable and unfavorable leasehold intangibles was recorded to operating expenses.

(C)
Including acquisition and transaction expenses of $1.8 million and $1.7 million and restructuring expenses of $0.2 million and less than $0.1 million during the three months ended March 31, 2018 and 2017, respectively. The acquisition and transaction costs were recorded to general and administrative expense and restructuring expenses were recorded to operating expenses.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. We are in a legal dispute related to this golf property. We have not accrued additional losses in connection with this legal dispute because management does not believe there is a probable and reasonably estimable loss at this time. However, the ultimate outcome of the proceedings may have a material adverse effect on our business, financial position or results of operations.

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

These factors and other global, national and regional conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. Any one or more of these factors could limit or reduce demand or the rates we are able to charge for our memberships, services, or rounds, which could harm our business and results of operations.

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

As of March 31, 2018, we operated multiple golf properties in several metropolitan areas, including 30 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

We may from time to time decide to dispose of one or more of our real estate assets. Because real estate holdings generally, and properties like ours in particular, are relatively illiquid, we may not be able to dispose of one or more real estate assets on a timely basis. In some circumstances, sales may result in investment losses which could adversely affect our financial condition. The illiquidity of our real estate assets could mean that we continue to operate a facility that management has identified for disposition. Failure to dispose of a real estate asset in a timely fashion, or at all, could adversely affect our business, financial condition and results of operations, and impede our ability to fund our growth plans and access liquidity to be deployed in the operation of our business.

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

We are also subject to numerous other federal, state and local governmental regulations related to building and zoning requirements and the use and operation of clubs, including changes to building codes and fire and life safety codes, which can affect our ability to obtain and maintain licenses relating to our business and properties. If we were required to make substantial modifications at our properties to comply with these regulations or if we fail to comply with these regulations, our business, financial condition and results of operations could be negatively impacted.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our primary interest rate exposures relate to our real estate securities, loans, floating rate debt obligations and interest rate caps. Changes in interest rates, including changes in expected interest rates or “yield curves,” affect our business in a number of ways. Changes in the level of interest rates may also affect the value of our real estate securities, loans and derivatives and our ability to realize gains from the sale of such assets. In the past, we have utilized hedging transactions to protect our positions from interest rate fluctuations, but as a result of market conditions we face significant obstacles to entering into new hedging transactions. As a result, we may not be able to protect new investments from interest rate fluctuations to the same degree as in the past, which could adversely affect our financial condition and results of operations. In the event of a significant rising interest rate environment and/or economic downturn, loan and collateral defaults may increase and result in credit losses that would adversely affect our liquidity and operating results. In March 2018, the U.S. Federal Reserve raised short-term interest rates by a quarter percentage point to between 150 basis points and 175 basis points.

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

As a result of the revocation of our REIT election, effective January 1, 2017, we are no longer required by the REIT rules to make distributions of substantially all of our net taxable income. Our board of directors elected not to pay common stock dividends for 2017 and the first quarter of 2018 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,977,104 shares or our common stock outstanding as of April 26, 2018. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

For the 2017 taxable year and future years (and for any prior year if we were to fail to qualify as a REIT in such year), we will generally be subject to federal income tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Our decision to revoke our REIT election could also have other effects on any given stockholder, depending on its particular circumstances. For example, certain foreign investors that own large positions in our stock may be subject to less favorable rules under the Foreign Investment in Real Property Tax Act of 1980 following the revocation of our REIT election. Stockholders are urged consult their tax advisors regarding the effects to them of the revocation of our REIT elections in light of their particular circumstances.

Our board of directors’ decision to revoke our REIT election means we will no longer be required to distribute substantially all of our net taxable income to our stockholders.

Prior to termination of our REIT election, we made distributions of a minimum of 90% of our taxable income each year in order to maintain our REIT status. On February 23, 2017, we revoked our election to be treated as a REIT, effective January 1, 2017.  Consequently, we are no longer subject to the distribution requirements applicable to REITs. Our board of directors elected not to pay common stock dividends for 2017 and the first quarter of 2018 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant, as well as any contractual restrictions.

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

We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities. Although we believe the positions we have taken are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position

Rapid changes in the values of assets that we hold may make it more difficult for us to maintain our exclusion from the 1940 Act.

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

4.5
Tax Benefits Preservation Plan, dated as of December 6, 2017, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on December 6, 2017.)

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
2017).

Exhibit Number	Exhibit Description

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

10.13	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
† Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Sarah L. Watterson
Sarah L. Watterson
Chief Executive Officer and President

May 4, 2018

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer

May 4, 2018