Form 10-Q
period 2018-06-30
Drive Shack Inc.
filed 2018-08-03
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Common stock, $0.01 par value per share: 66,977,104 shares outstanding as of July 27, 2018.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our operating performance, the performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the ability to retain and attract members and guests to our properties;

•	changes in global, national and local economic conditions, including, but not limited to, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market;

•	effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;

•	competition within the industries in which we operate or may pursue additional investments, including competition for sites for our Entertainment Golf venues;

•	material increases in our expenses, including but not limited to unanticipated labor issues, rent or costs with respect to our workforce, and costs of goods, utilities and supplies;

•	our inability to sell or exit certain properties, and unforeseen changes to our ability to develop, redevelop or renovate certain properties;

•	our ability to further invest in our business and implement our strategies;

•	difficulty monetizing our real estate debt investments;

•	liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;

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

DRIVE SHACK INC.
FORM 10-Q

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2018
	(Unaudited)	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$125,659	$167,692
Restricted cash	3,859	5,178
Accounts receivable, net	9,877	8,780
Real estate assets, held-for-sale	165,261	2,000
Real estate securities, available-for-sale	2,425	2,294
Other current assets	25,171	21,568
Total Current Assets	332,252	207,512
Restricted cash, noncurrent	777	818
Property and equipment, net of accumulated depreciation	93,592	241,258
Intangibles, net of accumulated amortization	53,716	57,276
Other investments	21,901	21,135
Other assets	9,041	8,649
Total Assets	$511,279	$536,648

Liabilities and Equity
Current Liabilities
Obligations under capital leases	$5,158	$4,652
Membership deposit liabilities	8,972	8,733
Accounts payable and accrued expenses	44,506	36,797
Deferred revenue	10,614	31,207
Real estate liabilities, held-for-sale	9,651	—
Other current liabilities	15,145	22,596
Total Current Liabilities	94,046	103,985
Credit facilities and obligations under capital leases	112,268	112,105
Junior subordinated notes payable	51,204	51,208
Membership deposit liabilities, noncurrent	87,832	86,523
Deferred revenue, noncurrent	7,608	6,930
Other liabilities	5,480	4,846
Total Liabilities	$358,438	$365,597

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2018 and December 31, 2017	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 66,977,104 and 66,977,104 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	670	670
Additional paid-in capital	3,174,089	3,173,281
Accumulated deficit	(3,084,934)	(3,065,853)
Accumulated other comprehensive income	1,433	1,370
Total Equity	$152,841	$171,051

Total Liabilities and Equity	$511,279	$536,648

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Golf operations	$69,150	$60,639	$122,704	$106,935
Sales of food and beverages	21,854	20,721	34,960	33,566
Total revenues	91,004	81,360	157,664	140,501

Operating costs
Operating expenses	67,042	62,028	124,421	112,537
Cost of sales - food and beverages	6,193	6,009	10,233	10,041
General and administrative expense	10,268	7,058	19,462	14,545
Management fee to affiliate	—	2,677	—	5,354
Depreciation and amortization	4,315	5,972	9,863	11,765
Pre-opening costs	247	50	1,803	50
Impairment	—	32	1,473	32
Realized and unrealized (gain) loss on investments	(89)	3,287	(331)	6,676
Total operating costs	87,976	87,113	166,924	161,000
Operating income (loss)	3,028	(5,753)	(9,260)	(20,499)

Other income (expenses)
Interest and investment income	469	6,395	915	14,283
Interest expense, net	(4,601)	(5,131)	(8,650)	(10,565)
Other (loss) income, net	(3,699)	293	(4,105)	170
Total other income (expenses)	(7,831)	1,557	(11,840)	3,888
Loss before income tax	(4,803)	(4,196)	(21,100)	(16,611)
Income tax expense	—	510	—	1,049
Net Loss	(4,803)	(4,706)	(21,100)	(17,660)
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Loss Applicable to Common Stockholders	$(6,198)	$(6,101)	$(23,890)	$(20,450)

Loss Applicable to Common Stock, per share
Basic	$(0.09)	$(0.09)	$(0.36)	$(0.31)
Diluted	$(0.09)	$(0.09)	$(0.36)	$(0.31)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,977,104	66,874,155	66,977,104	66,858,155
Diluted	66,977,104	66,874,155	66,977,104	66,858,155

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4,803)	$(4,706)	$(21,100)	$(17,660)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	30	1,220	63	1,267
Other comprehensive income	30	1,220	63	1,267
Total comprehensive loss	$(4,773)	$(3,486)	$(21,037)	$(16,393)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(4,773)	$(3,486)	$(21,037)	$(16,393)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051

Dividends declared	—	—	—	—	—	(2,790)	—	(2,790)

Stock-based compensation	—	—	—	—	808	—	—	808

Adoption of ASC 606 (Note 3)	—	—	—	—	—	4,809	—	4,809

Comprehensive income (loss)

Net loss	—	—	—	—	—	(21,100)	—	(21,100)

Other comprehensive income	—	—	—	—	—	—	63	63

Total comprehensive loss								(21,037)

Equity (deficit) - June 30, 2018	2,463,321	$61,583	66,977,104	$670	$3,174,089	$(3,084,934)	$1,433	$152,841

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(21,100)	$(17,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,863	11,765
Amortization of discount and premium	588	1,176
Other amortization	5,481	5,250
Net interest income on investments accrued to principal balance	—	(7,096)
Amortization of revenue on golf membership deposit liabilities	(726)	(621)
Amortization of prepaid golf membership dues	(12,990)	(13,208)
Non-cash directors’ compensation	—	375
Stock-based compensation	808	—
Impairment	1,473	32
Equity in earnings from equity method investments, net of distributions	(766)	(762)
Loss on settlement of investments, net	4,055	7,384
Unrealized (gain) loss on investments	(331)	(556)
Loss on extinguishment of debt	141	182
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(182)	(2,072)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	1,801	4,325
Net cash used in operating activities	(11,885)	(11,486)
Cash Flows From Investing Activities
Principal repayments from investments	—	19,376
Proceeds from sale of securities and loans	—	286,751
Net payments for settlement of TBAs	—	(4,441)
Acquisition and additions of property and equipment and intangibles	(23,715)	(7,752)
Deposits paid on property and equipment	(4,162)	(147)
Net cash (used in) provided by investing activities	(27,877)	293,787
Cash Flows From Financing Activities
Borrowings under debt obligations	—	1,651
Repayments of debt obligations	(2,344)	(296,748)
Margin deposits under repurchase agreements and derivatives	—	(73,735)
Return of margin deposits under repurchase agreements and derivatives	—	72,653
Golf membership deposits received	1,735	1,733
Common stock dividends paid	—	(8,019)
Preferred stock dividends paid	(2,790)	(2,790)
Payment of deferred financing costs	—	(22)
Other financing activities	(232)	(200)
Net cash used in financing activities	(3,631)	(305,477)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(43,393)	(23,176)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	173,688	146,544
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$130,295	$123,368

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to capital lease assets and liabilities	$2,416	$2,149
Additions to property and equipment and accounts payable	$6,882	$1,870
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

1. ORGANIZATION
Drive Shack Inc., which is referred to, together with its subsidiaries, “Drive Shack Inc.” or the “Company” is a leading owner and operator of golf-related leisure and entertainment businesses. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
The Company’s Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of June 30, 2018, the Company owned, leased or managed 74 properties across 12 states.
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

As of June 30, 2018, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Prior Period Reclassification — Certain prior period amounts have been reclassified to conform to the current period's presentation. Effective January 1, 2018, the Company internalized management (as discussed above) and records corporate overhead, including corporate payroll and related expenses, in "General and administrative expense" on the Consolidated Statements of Operations. Prior to January 1, 2018, the Company reported corporate overhead, including corporate payroll and related expenses, related to the Traditional Golf business in "Operating expenses" on the Consolidated Statements of Operations. The Company reclassified $3.8 million and $7.8 million from "Operating expenses" to "General and administrative expense" for the three and six months ended June 30, 2017.

The Company adopted ASU 2015-18 Statement of Cash Flows (Topic 230), Restricted Cash effective January 1, 2018, which requires retrospective adjustment to all periods. The addition of the reconciliation of restricted cash for six months ended June 30, 2017 included an increase of $1.1 million in "Margin deposits under repurchase agreements and derivatives."

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

REVENUE RECOGNITION

Golf Operations

Traditional Golf — Revenue from green fees, cart rentals, merchandise sales and other operating activities (consisting primarily of range income, banquets and club amenities) is generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

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

Entertainment Golf — Revenue from bay play, events, and other operating activities (consisting primarily of instruction and merchandise sales) is generally recognized at the time of sale, when services are rendered and collection is reasonably assured.

Revenue from general memberships is recognized at the time of sale. Dues from other membership programs are included in deferred revenue and recognized as revenue ratably over the appropriate period, which is generally twelve months or less.
Sales of Food and Beverages — Revenue from food and beverage sales are recorded at the time of sale, net of discounts.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loss on settlement of real estate securities	—	—	$—	$2,803
Unrealized loss on securities, intent-to-sell	—	—	—	558
(Gain) on settlement of loans held-for-sale	—	(12)	—	(12)
Realized loss on settlement of TBAs, net	—	6,915	—	4,441
Unrealized (gain) on non-hedge derivative instruments	(89)	(3,616)	(331)	(1,114)
Realized and unrealized (gain) loss on investments	$(89)	$3,287	$(331)	$6,676

Loss on lease modifications and terminations	$(25)	$(2)	$(796)	$(160)
Loss on extinguishment of debt, net	(89)	(36)	(141)	(182)
Collateral management fee income, net	146	126	301	248
Equity in earnings of equity method investments	387	383	766	762
Gain on disposal of long-lived assets	882	—	676	26
Other (loss) income (A)	(5,000)	(178)	(4,911)	(524)
Other (loss) income, net	$(3,699)	$293	$(4,105)	$170

(A)
During the three months ended June 30, 2018, the Company recorded a net loss of approximately $4.9 million related to the settlement of a legal dispute and a related discharge of liabilities assumed by the counterparty to the settlement. See Notes 13 and 15 for additional information.

EXPENSE RECOGNITION

Operating Expenses — Operating expenses consist primarily of payroll (Traditional Golf property level and Entertainment Golf venue level), utilities, repairs and maintenance, supplies, marketing and operating lease rent expense.

Traditional Golf
Operating expenses for Traditional Golf also include equipment and cart leases, seed, soil and fertilizer, and certain operating costs incurred at managed Traditional Golf properties. Many of the Traditional Golf properties and related facilities are leased under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms initially range from 10 to 20 years, and typically, the leases contain renewal options. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease. These scheduled rent increases or decreases are recognized on a straight-line basis over the term of the lease. Increases result in an accrual, which is included in other current liabilities and other liabilities, and decreases result in a receivable, which is included in other current assets and other assets, for the amount by which the cumulative straight-line rent differs from the contractual cash rent.

Entertainment Golf
Operating expenses for Entertainment Golf also include information technology-related support and maintenance.

General and Administrative Expense — General and administrative expense consists of costs associated with corporate and administrative functions that support development and operations.

Pre-Opening Costs — Pre-opening costs are expensed as incurred and consist primarily of marketing expenses, pre-opening rent, employee payroll, travel and related expenses, training costs, food, beverage and other restaurant operating expenses incurred prior to opening an Entertainment Golf venue.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable netting agreement. Changes in fair value are recorded in net income. Derivative transactions are entered into by the Company solely for risk management purposes in the ordinary course of business. As of June 30, 2018, the Company has one interest rate cap with a fair value of $0.6 million which is not designated as a hedge.
BALANCE SHEET MEASUREMENT
Property and Equipment, Net — Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value to an asset and extend the useful life of an asset by more than a year are capitalized. The Company capitalizes to construction in progress certain costs related to properties under construction. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for use. Capitalized costs include development, construction-related costs and interest expense.

Traditional Golf
With respect to Traditional Golf course improvements (included in buildings and improvements), costs associated with construction, significant replacements, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. All other asset-related costs that do not meet these criteria, such as minor repairs and routine maintenance, are expensed as incurred.

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
Entertainment Golf
Entertainment Golf includes land, furniture, fixtures and equipment and leasehold improvements including building and land improvements.

Depreciation is calculated using the straight-line method based on the following estimated useful lives:

Buildings and improvements	10-30 years
Capital leases - equipment	3-7 years
Furniture, fixtures and equipment	2-7 years
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. Real estate held-for-sale is recorded in “Real estate assets, held-for-sale” and “Real estate liabilities, held-for-sale” on the Consolidated Balance Sheets. A disposal of a component of an entity or a group of components of an entity is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results. Discontinued operations are retroactively reclassified to income (loss) from discontinued operations for all periods presented.

Intangibles, Net — Intangible assets and liabilities consist primarily of leasehold advantages (disadvantages), management contracts, membership base and internally-developed software. A leasehold advantage (disadvantage) exists to the Company when it pays a contracted rent that is below (above) market rents at the date of an acquisition transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each property and is amortized over the term of the underlying lease agreement. The management contract intangible represents the Company’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued using the discounted cash flow method under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents the Company’s relationship with its private country club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership. The internally-developed software intangible represents proprietary

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

software developed for the Company’s exclusive use. For Traditional Golf, the internally-developed software intangible is valued using the discounted cash flow method under the income approach at the date of an acquisition transaction. For Entertainment Golf, the internally-developed software intangible is composed of third-party costs and capitalized internal costs incurred to develop the software. The internally-developed software intangible is amortized over the expected useful life of the software.

Amortization of leasehold intangible assets and liabilities is included within operating expenses and amortization of all other intangible assets is included within depreciation and amortization in the Consolidated Statements of Operations. Amortization of all intangible assets is calculated using the straight-line method based on the following estimated useful lives:

Trade name	30 years
Leasehold intangibles	2-26 years
Management contracts	2-26 years
Internally-developed software	5-10 years
Membership base	7 years
Liquor licenses	Nonamortizable
Membership Deposit Liabilities — Private country club members in our Traditional Golf business generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into Golf operations revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of June 30, 2018 and December 31, 2017, the carrying value of this investment was $21.9 million and $21.1 million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near-term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Other Current Assets

The following table summarizes the Company's other current assets:

	June 30, 2018	December 31, 2017
Loans, held-for-sale, net (A)	$—	$147
Prepaid expenses	4,280	3,081
Deposits	6,850	3,469
Inventory	4,986	4,722
Miscellaneous current assets, net	9,055	10,149
Other current assets	$25,171	$21,568

(A)	During the six months ended June 30, 2018, the Company recorded an impairment of $0.2 million on a corporate loan.

Other Assets

The following table summarizes the Company's other assets:

	June 30, 2018	December 31, 2017
Prepaid expenses	$7	$6
Deposits	2,114	2,213
Derivative assets	617	286
Miscellaneous assets, net	6,303	6,144
Other assets	$9,041	$8,649

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	June 30, 2018	December 31, 2017
Security deposits payable	$7,068	$6,602
Accrued rent	2,950	2,160
Due to affiliates	—	1,786
Dividends payable	930	930
Miscellaneous current liabilities	4,197	11,118
Other current liabilities	$15,145	$22,596

Other Liabilities

The following table summarizes the Company's other liabilities:

	June 30, 2018	December 31, 2017
Security deposits payable	$238	$66
Unfavorable leasehold interests	2,963	3,374
Accrued rent	1,057	1,057
Miscellaneous liabilities	1,222	349
Other liabilities	$5,480	$4,846

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with an option to use certain relief. The Company is continuing to evaluate the potential impacts of adopting the standard. A key change upon adoption will be the balance sheet recognition of all leased assets and liabilities. The Company's operating leases include ground leases, for certain of its properties and leased equipment which are not recognized on the balance sheet. The Company anticipates a right-of-use asset and a related lease liability will be recognized for these leases. There are also certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under Topic 842. The Company is currently evaluating its control framework for lease accounting and identifying any changes that may need to be made in response to the new guidance. The Company will adopt the requirements of the new standard in the first quarter of 2019.

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

3. REVENUES

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method. The Company

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

recognized the cumulative effect of initially applying the new revenue standard as a decrease to the 2018 opening balance of accumulated deficit of $4.8 million. The adjustment is due to the recognition of breakage on gift cards and gift certificates offered at the Company's Traditional Golf properties that are not expected to be redeemed based on historical redemption rates. The recognition of breakage on gift cards and gift certificates on an ongoing basis is expected to have an immaterial impact to the Company’s net income (loss). Also in accordance with the new revenue standard, certain operating costs incurred at the Company’s managed Traditional Golf properties and the reimbursements of those operating costs will now be recognized in Operating expenses and Golf operations, respectively. The reimbursements do not include a profit margin and therefore this change will have no net impact to the Company’s operating income (loss).

The majority of the Company’s revenue continues to be recognized at the time of sale to customers at the Company’s Traditional Golf properties and Entertainment Golf venues, including green fees, cart rentals, bay play, events and sales of food, beverages and merchandise.

Per the modified retrospective method, comparative information has not been restated to conform to these changes and continues to be reported under the accounting standards in effect for those periods. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Consolidated Balance Sheet and Statement of Operations was as follows:

Consolidated Balance Sheet

	June 30, 2018
	As reported	Balances without Adoption of ASC 606	Effect of Change
Liabilities
Other current liabilities	$15,145	$19,954	$(4,809)

Equity
Accumulated Deficit	$(3,084,934)	$(3,089,743)	$4,809

Consolidated Statement of Operations

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As reported	Balances without Adoption of ASC 606	Effect of Change	As reported	Balances without Adoption of ASC 606	Effect of Change
Revenues
Golf operations	$69,150	$63,022	$6,128	$122,704	$111,919	$10,785

Operating Costs
Operating expenses	$67,042	$60,914	$6,128	$124,421	$113,636	$10,785

The Company’s revenue is all generated within the Traditional and Entertainment Golf segments. The following table disaggregates revenue by category: public and private golf properties (owned and leased), managed golf properties and Entertainment golf venues.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Public golf properties	Private golf properties	Managed golf properties	Ent. golf venues	Total	Public golf properties	Private golf properties	Managed golf properties	Ent. golf venues	Total
Golf operations	34,609	26,891	6,795	855	69,150	56,979	52,840	12,030	855	122,704
Sales of food and beverages	12,307	8,595	—	952	21,854	19,514	14,494	—	952	34,960
Total revenues	$46,916	$35,486	$6,795	$1,807	$91,004	$76,493	$67,334	$12,030	$1,807	$157,664

4. SEGMENT REPORTING

The Company currently has three reportable segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues and (iii) corporate. The chief operating decision maker (“CODM”) for each segment is our Chief Executive Officer, who reviews discrete financial information for each reportable segment to manage the Company, including resource allocation and performance assessment.

Beginning as of the Company’s second fiscal quarter in 2018, the Company changed its reportable segments to reflect the manner in which our CODM manages our businesses, including resource allocation and performance assessment. As a result, the Debt Investments segment was combined with the corporate segment, to reflect the ongoing reduction in size of the Debt Investments segment.

The Company's Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of June 30, 2018, the Company owned, leased or managed 74 Traditional Golf properties across 12 states.

Additionally, the Company opened its inaugural Entertainment Golf venue in Orlando, Florida on April 7, 2018 and expects to continue opening a chain of next-generation Entertainment Golf venues across the United States and internationally, which combine golf, competition, dining and fun. As of June 30, 2018, the Company completed the first quarter of operations at our inaugural Entertainment Golf venue.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 7), management fees pursuant to the Management Agreement prior to the Internalization effective January 1, 2018 (Note 12) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Traditional Golf	Entertainment Golf	Corporate	Total
Six Months Ended June 30, 2018
Revenues
Golf operations	$121,849	$855	$—	$122,704
Sales of food and beverages	34,008	952	—	34,960
Total revenues	155,857	1,807	—	157,664
Operating costs
Operating expenses (A)	122,586	1,835	—	124,421
Cost of sales - food and beverages	10,005	228	—	10,233
General and administrative expense	8,467	2,638	6,257	17,362
General and administrative expense - acquisition and transaction expenses (B)	508	1,454	138	2,100
Depreciation and amortization	9,320	535	8	9,863
Pre-opening costs (C)	—	1,803	—	1,803
Impairment	1,326	—	147	1,473
Realized and unrealized (gain) on investments	(331)	—	—	(331)
Total operating costs	151,881	8,493	6,550	166,924
Operating income (loss)	3,976	(6,686)	(6,550)	(9,260)
Other income (expenses)
Interest and investment income	96	112	707	915
Interest expense (D)	(8,099)	—	(1,064)	(9,163)
Capitalized interest (D)	342	—	171	513
Other (loss) income, net	(5,166)	—	1,061	(4,105)
Total other income (expenses)	(12,827)	112	875	(11,840)
Income tax expense	—	—	—	—
Net loss	(8,851)	(6,574)	(5,675)	(21,100)
Preferred dividends	—	—	(2,790)	(2,790)
Loss applicable to common stockholders	$(8,851)	$(6,574)	$(8,465)	$(23,890)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Corporate	Total
Three Months Ended June 30, 2018
Revenues
Golf operations	$68,295	$855	$—	$69,150
Sales of food and beverages	20,902	952	—	21,854
Total revenues	89,197	1,807	—	91,004
Operating costs
Operating expenses (A)	65,207	1,835	—	67,042
Cost of sales - food and beverages	5,965	228	—	6,193
General and administrative expense	4,313	1,535	3,961	9,809
General and administrative expense - acquisition and transaction expenses (B)	200	200	59	459
Depreciation and amortization	3,808	504	3	4,315
Pre-opening costs (C)	—	247	—	247
Impairment	—	—	—	—
Realized and unrealized (gain) on investments	(89)	—	—	(89)
Total operating costs	79,404	4,549	4,023	87,976
Operating income (loss)	9,793	(2,742)	(4,023)	3,028
Other income (expenses)
Interest and investment income	45	84	340	469
Interest expense (D)	(4,161)	—	(570)	(4,731)
Capitalized interest (D)	87	—	43	130
Other (loss) income, net	(4,228)	—	529	(3,699)
Total other income (expenses)	(8,257)	84	342	(7,831)
Income tax expense	—	—	—	—
Net income (loss)	1,536	(2,658)	(3,681)	(4,803)
Preferred dividends	—	—	(1,395)	(1,395)
Income (loss) applicable to common stockholders	$1,536	$(2,658)	$(5,076)	$(6,198)

	Traditional Golf	Entertainment Golf	Corporate (E)	Total
June 30, 2018
Total assets	322,989	86,951	101,339	511,279
Total liabilities	291,565	9,431	57,442	358,438
Preferred stock	—	—	61,583	61,583
Equity attributable to common stockholders	$31,424	$77,520	$(17,686)	$91,258

Additions to property and equipment (including capital leases) during the six months ended June 30, 2018	$7,596	$16,828	$—	$24,424

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Corporate (F)	Total
Six Months Ended June 30, 2017
Revenues
Golf operations	$106,935	$—	$—	$106,935
Sales of food and beverages	33,566	—	—	33,566
Total revenues	140,501	—	—	140,501
Operating costs
Operating expenses (A)	112,537	—	—	112,537
Cost of sales - food and beverages	10,041	—	—	10,041
General and administrative expense	8,298	43	3,282	11,623
General and administrative expense - acquisition and transaction expenses (B)	486	2,319	117	2,922
Management fee to affiliate	—	—	5,354	5,354
Depreciation and amortization	11,765	—	—	11,765
Pre-opening costs (C)	—	50	—	50
Impairment	—	—	32	32
Realized and unrealized loss on investments	285	—	6,391	6,676
Total operating costs	143,412	2,412	15,176	161,000
Operating loss	(2,911)	(2,412)	(15,176)	(20,499)
Other income (expenses)
Interest and investment income	72	—	14,211	14,283
Interest expense, net (D)	(7,670)	—	(2,895)	(10,565)
Other (loss) income, net	(834)	—	1,004	170
Total other income (expenses)	(8,432)	—	12,320	3,888
Income tax expense	—	—	1,049	1,049
Net loss	(11,343)	(2,412)	(3,905)	(17,660)
Preferred dividends	—	—	(2,790)	(2,790)
Loss applicable to common stockholders	$(11,343)	$(2,412)	$(6,695)	$(20,450)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Corporate (F)	Total
Three Months Ended June 30, 2017
Revenues
Golf operations	$60,639	$—	$—	$60,639
Sales of food and beverages	20,721	—	—	20,721
Total revenues	81,360	—	—	81,360
Operating costs
Operating expenses (A)	62,028	—	—	62,028
Cost of sales - food and beverages	6,009	—	—	6,009
General and administrative expense	4,106	27	1,657	5,790
General and administrative expense - acquisition and transaction expenses (B)	210	1,058	—	1,268
Management fee to affiliate	—	—	2,677	2,677
Depreciation and amortization	5,972	—	—	5,972
Pre-opening costs (C)	—	50	—	50
Impairment	—	—	32	32
Realized and unrealized loss on investments	165	—	3,122	3,287
Total operating costs	78,490	1,135	7,488	87,113
Operating income (loss)	2,870	(1,135)	(7,488)	(5,753)
Other income (expenses)
Interest and investment income	33	—	6,362	6,395
Interest expense, net (D)	(3,853)	—	(1,278)	(5,131)
Other (loss) income, net	(210)	—	503	293
Total other income (expenses)	(4,030)	—	5,587	1,557
Income tax expense	—	—	510	510
Net loss	(1,160)	(1,135)	(2,411)	(4,706)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(1,160)	$(1,135)	$(3,806)	$(6,101)

(A)
Operating expenses includes rental expenses recorded under operating leases for carts and equipment in the amount of $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively. Operating expenses also includes amortization of favorable and unfavorable lease intangibles in the amount of $1.0 million and $2.1 million for the three and six months ended June 30, 2018, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2017, respectively.

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

(D)
Interest expense includes the accretion of membership deposit liabilities in the amount of $1.7 million and $3.4 million for the three and six months ended June 30, 2018, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2017, respectively. Interest expense and capitalized interest total to interest expense, net on the Consolidated Statements of Operations.

(E)
Total assets in the corporate segment include an equity method investment in the amount of $21.9 million as of June 30, 2018 recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

(F)	The Debt Investments segment and corporate segment as reported previously are combined to conform to the current period's presentation.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$5,105	$—	$5,105	$88,251	$—	$88,251
Buildings and improvements	72,557	(24,941)	47,616	154,769	(52,636)	102,133
Furniture, fixtures and equipment	26,904	(16,255)	10,649	33,109	(23,451)	9,658
Capital leases - equipment	27,273	(10,834)	16,439	24,949	(8,649)	16,300
Construction in progress	13,783	—	13,783	24,916	—	24,916
Total Property and Equipment	$145,622	$(52,030)	$93,592	$325,994	$(84,736)	$241,258

In February 2018, the lease on a golf property in Oklahoma was terminated and the Company exited the property.

In June 2018, the lease on a golf property in California was terminated and the Company entered into a management agreement on this property. The management agreement is for a term of 10 years.

On March 7, 2018, the Company announced it will actively pursue the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale” and “Real estate liabilities, held-for-sale,” respectively.  The real estate assets, held-for-sale are reported at a carrying value of $165.3 million and include $83.8 million of land, $74.3 million of buildings and improvements, $4.8 million of furniture, fixtures and equipment, and $2.4 million of other related assets.  The real estate liabilities, held-for-sale are reported at a carrying value of $9.7 million and include property liabilities to be assumed, primarily prepaid membership dues.  See Note 15 for additional information.

The Company has assessed the real estate assets, held-for-sale and determined that the carrying value of one property exceeded the fair value less anticipated costs to sell.  As a result, the Company recognized an impairment loss totaling approximately $1.3 million for the six months ended June 30, 2018. The fair value measurement was based on the pricing in a letter of intent and internal valuation models. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

6. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(105)	$595	$700	$(93)	$607
Leasehold intangibles (A)	48,107	(18,797)	29,310	48,107	(16,716)	31,391
Management contracts	34,583	(14,424)	20,159	35,111	(13,468)	21,643
Internally-developed software	1,692	(738)	954	800	(640)	160
Membership base	5,236	(3,366)	1,870	5,236	(2,992)	2,244
Nonamortizable liquor licenses	828	—	828	1,231	—	1,231
Total Intangibles	$91,146	$(37,430)	$53,716	$91,185	$(33,909)	$57,276

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

7. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at June 30, 2018:

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt
Credit Facilities and Capital Leases
Traditional Golf term loan (C)(D)	June 2016	102,000	100,590	Jul 2019	LIBOR+4.70%	7.92%	1.0	102,000
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%	2.20%	25.5	200
Capital leases (Equipment)	Jun 2014 - Jun 2018	16,636	16,636	Sep 2018 - Dec 2023	3.00% to 16.16%	6.67%	3.4	—
		118,836	117,426			7.73%	1.4	102,200
Less current portion of obligations under capital leases		5,158	5,158
Credit facilities and obligations under capital leases - noncurrent		113,678	112,268
Corporate
Junior subordinated notes payable (E)	Mar 2006	51,004	51,204	Apr 2035	LIBOR+2.25%	4.58%	16.8	51,004
Total debt obligations		$169,840	$168,630			6.78%	6.0	$153,204

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)
The Traditional Golf term loan is collateralized by 22 golf properties. The carrying amount of the Traditional Golf term loan is reported net of amortized deferred financing costs of $1.4 million as of June 30, 2018.

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

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2018 are as follows:

July 1, 2018 - December 31, 2018	$3,068
2019	6,002
2020	4,725
2021	3,158
2022	1,385
2023	364
Total minimum lease payments	18,702
Less: imputed interest	2,066
Present value of net minimum lease payments	$16,636

The Company’s credit facilities contain various customary loan covenants, including certain coverage ratios. The Company was in compliance with all of these covenants as of June 30, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

8. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at June 30, 2018, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	June 30, 2018
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$2,512	$(1,521)	$991	$1,434	$—	$2,425	1	CCC	2.48%	22.98%	7.3	35.4%
Total Securities, Available for Sale (E)	$4,000	$2,512	$(1,521)	$991	$1,434	$—	$2,425	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

The Company had no securities in an unrealized loss position as of June 30, 2018. The Company has no activity related to credit losses on debt securities for the six months ended June 30, 2018.

9. DERIVATIVES

The Company’s derivative instrument is an interest rate cap with a fair value of $0.6 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, and is recorded within other assets on the Consolidated Balance Sheets. The Company had no derivative liabilities as of both June 30, 2018 and December 31, 2017.

The following table summarizes (gains) losses recorded in relation to derivatives:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2018	2017	2018	2017
Non-hedge derivatives
Unrealized (gain) loss on interest rate derivatives	Realized and unrealized (gain) loss on investments	$(89)	$165	$(331)	$285
Unrealized (gain) recognized related to TBAs	Realized and unrealized (gain) loss on investments	—	(3,781)	—	(1,399)
Realized loss on settlement of TBAs	Realized and unrealized (gain) loss on investments	—	6,915	—	4,441

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2018:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$2,425	$2,425	Pricing models - Level 3
Cash and cash equivalents	125,659	125,659
Restricted cash, current and noncurrent	4,636	4,636
Non-hedge derivative assets (B)	617	617	Counterparty quotations - Level 2

Liabilities
Credit facilities - Traditional Golf term loan	100,590	103,200	Pricing models - Level 3
Junior subordinated notes payable	51,204	30,255	Pricing models - Level 3

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
JUNE 30, 2018
(dollars in tables in thousands, except share data)

estate securities and loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities.

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$991	$2,425	12.0%	5.0%	3.7%	66.7%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2018 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2017	$2,294
Total gains (losses) (A)
Included in other comprehensive income (loss)	63
Amortization included in interest income	110
Purchases, sales and repayments (A)
Proceeds	(42)
Balance at June 30, 2018	$2,425

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the six months ended June 30, 2018. There were no transfers into or out of Level 3 during the six months ended June 30, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy		Valuation Techniques and Significant Inputs
Credit facilities	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields

Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields and the credit spread of the Company

11. EQUITY AND EARNINGS PER SHARE

A. Equity

The following is a summary of the changes in the Company’s outstanding options for the six months ended June 30, 2018:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2017	5,010,576	$2.55
Balance at June 30, 2018	5,010,576	$2.55	5.09

Exercisable at June 30, 2018	2,705,586	$2.64	5.14

As of June 30, 2018, the Company’s outstanding options were summarized as follows:

Issued in 2011 and thereafter
Held by the former Manager	2,705,253
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	2,304,990
Issued to the independent directors	333
Total	5,010,576
Weighted average strike price	$2.55

(A)
The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

The valuation of the employee options has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, expected dividend yield of the Company’s stock, expected term of the awards and the risk-free interest rate. The fair value of the options was determined using the following assumptions:

Option Valuation Date	January 1, 2018	April 10, 2018
Expected Volatility	39.73%	35.66%
Expected Dividend Yield	0.00%	0.00%
Expected Remaining Term	3.0 - 6.6 years	2.7 - 6.3 years
Risk-Free Rate	2.16 - 2.29%	2.68 - 2.82%
Fair Value at Valuation Date	$4,272	$3,558

The options granted to the Company's employees fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.5 million and $0.8 million during the three and six months ended June 30, 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $7.0 million as of June 30, 2018 and will be expensed over a weighted average of 4.2 years.

On March 6, 2018, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2018 and ending April 30, 2018. Dividends totaling $1.4 million were paid on April 30, 2018.

On May 2, 2018, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2018 and ending July 31, 2018. Dividends totaling $1.4 million were paid on July 31, 2018.

B. Earnings Per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(6,198)	$(6,101)	$(23,890)	$(20,450)
Loss Applicable to Common Stockholders	$(6,198)	$(6,101)	$(23,890)	$(20,450)

Denominator:
Denominator for basic earnings per share - weighted average shares	66,977,104	66,874,155	66,977,104	66,858,155
Effect of dilutive securities
Options	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	66,977,104	66,874,155	66,977,104	66,858,155

Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.09)	$(0.09)	$(0.36)	$(0.31)

Loss Applicable to Common Stock, per share	$(0.09)	$(0.09)	$(0.36)	$(0.31)

Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.09)	$(0.09)	$(0.36)	$(0.31)

Loss Applicable to Common Stock, per share	$(0.09)	$(0.09)	$(0.36)	$(0.31)

Basic EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing (loss) income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. The Company’s common stock equivalents are its outstanding stock options. During both the three and six months ended June 30, 2018, the Company had zero antidilutive options. During the three and six months ended June 30, 2017, the Company had 85,238 and 118,054 antidilutive options, respectively. During the three and six months ended June 30, 2018 based on the treasury stock method, the Company had 2,893,372 and 2,702,628 potentially dilutive common stock equivalents, respectively, which were excluded due to the Company's loss position. During the three and six months ended June 30, 2017 based on the treasury stock method, the Company had 1,556,785 and 1,748,034 potentially dilutive common stock equivalents, respectively, which were excluded due to the Company's loss position. Income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends and net income (loss) attributable to noncontrolling interest.

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
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services (“Transition Services”).  The

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company incurred $0.2 million and $0.4 million in costs for Transition Services during the three and six months ended June 30, 2018, and these costs are reported in general and administrative expense on the Consolidated Statements of Operations.

	Amounts incurred under the Management Agreement
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$—	$2,552	$—	$5,104
Expense reimbursement to the Manager	—	125	—	250
Incentive compensation	—	—	—	—
Total Management fee to affiliate	$—	$2,677	$—	$5,354

At June 30, 2018, Fortress, through its affiliates, and principals of Fortress, owned 7.3 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 2.7 million shares of the Company’s common stock (Note 11).
At December 31, 2017, due to affiliates was comprised of $1.8 million in management fees and expense reimbursements payable to the former Manager.

Other Affiliated Entities
A member of the Board of Directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company incurred less than $0.1 million for the six months ended June 30, 2018. The Company paid the aircraft operator market rates for the charters.

The Company leases corporate office space from an affiliate of a member of our Board of Directors. The Company has accrued $0.4 million in rent expense for the six months ended June 30, 2018, which represents market rates for the office space.

13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property and settled the dispute in July 2018 (see Note 15). In June 2018, the Company accrued an additional $6.6 million for a total of $7.4 million to settle this legal dispute which is recorded as accounts payable and accrued expenses in the Consolidated Balance Sheet.

The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2018, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - In 2016, the Company entered into a ground lease in Orlando, Florida. During June 2017, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes three 5-year renewal options.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2018
(dollars in tables in thousands, except share data)

In March 2017, the Company entered into a ground lease in Richmond, Virginia. During December 2017, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes three 5-year renewal options.

Contingencies - In September 2017, Hurricane Irma caused significant damage to a Traditional Golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and reopened prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company has incurred $5.2 million in property repair costs related to Hurricane Irma of which $1.0 million was incurred in 2018. The Company expects to incur an additional $0.5 to $1.0 million in property repair costs in 2018. The Company was reimbursed $2.0 million and $3.0 million by the insurer in 2017 and 2018, respectively. Property repair costs and insurance reimbursement are recorded in operating expenses on the Consolidated Statements of Operations.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was zero for both the three and six months ended June 30, 2018. The Company's income tax provision for the three and six months ended June 30, 2017 was $0.5 million and $1.0 million, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2018 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
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

15. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to June 30, 2018 through the issuance of these Consolidated Financial Statements.

On July 20, 2018, the Company settled a legal dispute (see Note 13) for $7.4 million, with $5.2 million payable immediately and $2.2 million payable in six quarterly installments beginning in September 2018, with the final payment due in December 2019.

On July 31, 2018, the Company closed on the sale of a private golf property in Georgia for total proceeds of $3.5 million. The property had carrying value of $3.0 million resulting in an approximate gain on sale of $0.5 million, net of closing costs.

On August 2, 2018, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning August 1, 2018 and ending October 31, 2018. Dividends totaling $1.4 million will be paid on October 31, 2018 to stockholders of record on October 1, 2018.

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

GENERAL
The Company is a leading owner and operator of golf-related leisure and entertainment businesses. On December 28, 2016, the Company changed its name from Newcastle Investment Corp. to Drive Shack Inc. in connection with its transformation to a leisure and entertainment company. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” On December 21, 2017, the Company announced that it had entered into definitive agreements with FIG LLC (the “Manager”), an affiliate of Fortress Investment Group LLC (“Fortress”) to internalize the Company’s management (the “Internalization”) effective January 1, 2018. The Company and the Manager agreed to terminate the existing Management Agreement and arrange for the Manager to continue to provide certain services for a transition period. We conduct our business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues and (iii) corporate.

Business Overview
Traditional Golf | American Golf
American Golf (as defined below) is one of the largest owners and operators of golf properties in the United States. As of June 30, 2018, we owned, leased or managed 74 properties across 12 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 60,000 members, who played over 1.9 million rounds at our properties during the six months ended June 30, 2018.
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
Our operations are organized into three principal categories: (1) Public Properties, (2) Private Properties and (3) Managed Properties.
Public Properties.   Our 46 public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.
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
The following summarizes the American Golf properties and holes as of June 30, 2018:

Entertainment Golf | Drive Shack
Drive Shack is an entertainment company that combines golf, competition, dining and fun. On April 7, 2018, we opened our inaugural venue in Orlando, Florida. Drive Shack expects to open a chain of next-generation entertainment golf venues across the United States and internationally, with each venue featuring multiple stories of hitting suites where friends, family, co-workers or complete strangers may compete in a technologically-enhanced golf games. Consumers who are seeking a good time, but not looking to participate in the game, are able to spectate from one of Drive Shack’s restaurant or lounge areas.

MARKET CONSIDERATIONS

Our ability to execute our business strategy, particularly the development of our Entertainment Golf business, depends to a degree on our ability to monetize our remaining investments in loans and securities, optimize our Traditional Golf business, including sales of owned properties, and obtain additional capital. We have substantially monetized the remaining loans and securities. We have not accessed the capital markets since 2014, and rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.

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

Entertainment Golf Business

We opened our inaugural venue in Orlando, Florida on April 7, 2018 and are in the construction and development phase, as well as in the process of exploring sites for Entertainment Golf venues. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes could impact our business. In addition, similar to our Traditional Golf business, trends in consumer spending, as well as climate and weather patterns, could have an impact on the markets in which we will successfully operate.

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

Actual results have historically been in line with management’s estimates and judgments used in applying each of the accounting policies and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. However, the Company does not expect our assessments and assumptions to materially change in the future. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Golf operations	$69,150	$60,639	$8,511	14.0%
Sales of food and beverages	21,854	20,721	1,133	5.5%
Total revenues	91,004	81,360	9,644	11.9%
Operating costs
Operating expenses	67,042	62,028	5,014	8.1%
Cost of sales - food and beverages	6,193	6,009	184	3.1%
General and administrative expense	10,268	7,058	3,210	45.5%
Management fee to affiliate	—	2,677	(2,677)	(100.0)%
Depreciation and amortization	4,315	5,972	(1,657)	(27.7)%
Pre-opening costs	247	50	197	394.0%
Impairment	—	32	(32)	(100.0)%
Realized and unrealized (gain) loss on investments	(89)	3,287	3,376	102.7%
Total operating costs	87,976	87,113	863	1.0%
Operating income (loss)	3,028	(5,753)	8,781	152.6%

Other income (expenses)
Interest and investment income	469	6,395	(5,926)	(92.7)%
Interest expense, net	(4,601)	(5,131)	(530)	(10.3)%
Other (loss) income, net	(3,699)	293	(3,992)	N.M.
Total other income (expenses)	(7,831)	1,557	(9,388)	N.M.

Loss before income tax	$(4,803)	$(4,196)	$(607)	(14.5)%
N.M. - Not meaningful

	Six Months Ended June 30,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Golf operations	$122,704	$106,935	$15,769	14.7%
Sales of food and beverages	34,960	33,566	1,394	4.2%
Total revenues	157,664	140,501	17,163	12.2%
Operating costs
Operating expenses	124,421	112,537	11,884	10.6%
Cost of sales - food and beverages	10,233	10,041	192	1.9%
General and administrative expense	19,462	14,545	4,917	33.8%
Management fee to affiliate	—	5,354	(5,354)	(100.0)%
Depreciation and amortization	9,863	11,765	(1,902)	(16.2)%
Pre-opening costs	1,803	50	1,753	N.M.
Impairment	1,473	32	1,441	N.M.
Realized and unrealized (gain) loss on investments	(331)	6,676	7,007	105.0%
Total operating costs	166,924	161,000	5,924	3.7%
Operating loss	(9,260)	(20,499)	(11,239)	(54.8)%

Other income (expenses)
Interest and investment income	915	14,283	(13,368)	(93.6)%
Interest expense, net	(8,650)	(10,565)	(1,915)	(18.1)%
Other (loss) income, net	(4,105)	170	(4,275)	N.M.
Total other income (expenses)	(11,840)	3,888	(15,728)	(404.5)%

Loss before income tax	$(21,100)	$(16,611)	$4,489	27.0%
N.M. - Not meaningful

Revenues from Golf Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues from golf operations increased by $8.5 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increases of: (i) $6.1 million in management contract reimbursements reported under the new revenue standard adopted on January 1, 2018, (ii) $1.5 million of improvements in the Traditional Golf business including member growth, green fee and cart rental revenue, and (iii) $0.9 million related to our Entertainment Golf venue opening in Orlando, Florida.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenues from golf operations increased by $15.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increases of: (i) $10.8 million due to management contract reimbursements reported under the new revenue standard adopted on January 1, 2018, (ii) $4.1 million of improvements in the Traditional Golf business including member growth, green fee and cart rental revenue, and (iii) $0.9 million related to our Entertainment Golf venue opening in Orlando, Florida.

Sales of Food and Beverages

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Sales of food and beverages increased by $1.1 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to our Entertainment Golf venue opening in Orlando, Florida.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Sales of food and beverages increased by $1.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to our Entertainment Golf venue opening in Orlando, Florida.

Operating Expenses

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Operating expenses increased by $5.0 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increases of: (i) $6.1 million in management contract expenses reported under the new revenue standard adopted on January 1, 2018, (ii) $1.9 million related to our Entertainment Golf venue opening in Orlando, Florida, partially offset by (iii) $2.8 million of net insurance recoveries received for hurricane-related damage at one Traditional Golf property.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Operating expenses increased by $11.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increases of: (i) $10.8 million in management contract expenses reported under the new revenue standard adopted on January 1, 2018, (ii) $1.9 million related to our Entertainment Golf venue opening in Orlando, Florida (iii) $1.7 million in the Traditional Golf business including increased water usage, partially offset by (v) $2.5 million net insurance recoveries at one Traditional Golf property.

Cost of Sales - Food and Beverages

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

There was no significant change in cost of sales - food and beverages during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

There was no significant change in cost of sales - food and beverages during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

General and administrative expense increased by $3.2 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to payroll expenses as a result of the Internalization effective January 1, 2018.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

General and administrative expense increased by $4.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to payroll expenses as a result of the Internalization effective January 1, 2018.

Management Fee to Affiliate

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Management fee to affiliate decreased by $2.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the Internalization effective January 1, 2018.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Management fee to affiliate decreased by $5.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to the Internalization effective January 1, 2018.

Depreciation and Amortization

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Depreciation and amortization decreased by $1.7 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to discontinuation of depreciation on the Traditional Golf real estate assets classified as held-for-sale in March 2018, partially offset by depreciation on assets placed into service at our Entertainment Golf venue in Orlando, Florida.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Depreciation and amortization decreased by $1.9 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to discontinuation of depreciation on the Traditional Golf real estate assets classified as held-for-sale in March 2018, partially offset by depreciation on assets placed into service at our Entertainment Golf venue in Orlando, Florida.

Pre-Opening Costs

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

There was no significant change in pre-opening costs during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Pre-opening costs increased by $1.8 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to additional expenses incurred, such as payroll and related costs, prior to the opening of the Entertainment Golf venue in Orlando in April 2018.

Impairment

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

There was no significant change in impairment during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Impairment increased by $1.4 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to impairment on a Traditional Golf property that was reclassified as held-for-sale in March 2018.

Realized and Unrealized (Gain) Loss on Investments

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Realized and unrealized (gain) loss on investments increased by $3.4 million during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. During the three months ended June 30, 2018, we recorded an unrealized gain on the mark-to-market value of derivatives. During the three months ended June 30, 2017, we recorded an unrealized gain of $3.6 million on the mark-to-market on the value of derivatives offset by a realized loss of $6.9 million on the settlement of derivatives.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Realized and unrealized (gain) loss on investments increased by $7.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. During the six months ended June 30, 2018, we recorded an unrealized gain on the mark-to-market value of derivatives. During the six months ended June 30, 2017, we recorded a realized loss of $2.8 million on the sale of agency RMBS, an unrealized loss of $0.6 million on the mark-to-market of agency RMBS and a realized loss of $4.4 million on the settlement of derivatives, partially offset by an unrealized gain of $1.1 million on the mark-to-market on the value of derivatives.

Interest and Investment Income

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Interest and investment income decreased by $5.9 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to decreases of: (i) $2.5 million interest income earned from agency RMBS which were sold in August 2017, and (ii) a $3.7 million of paid-in-kind ("PIK") interest earned on a resorts-related loan due to the full repayment in August 2017, partially offset by (iii) $0.3 million in interest earned on overnight cash deposits.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Interest and investment income decreased by $13.4 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to decreases of: (i) $6.9 million in interest income earned from agency RMBS which were sold in August 2017, and (ii) a $7.1 million of PIK interest earned on a resorts-related loan due to the full repayment in August 2017, partially offset by (iii) a $0.6 million in interest earned on overnight cash deposits.

Interest Expense, Net

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Interest expense, net decreased by $0.5 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to a decrease in interest expense related to repurchase agreements on agency RMBS which were repaid in August 2017.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Interest expense, net decreased by $1.9 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to a decrease in interest expense related to repurchase agreements on agency RMBS which were repaid in August 2017.

Other (Loss) Income, Net

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Other (loss) income, net decreased by $4.0 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to settlement of a legal dispute on a Traditional Golf property, partially offset by gains related to a Traditional Golf lease termination.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Other (loss) income, net decreased by $4.3 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to settlement of a legal dispute on a Traditional Golf property, partially offset by gains related to a Traditional Golf lease termination.

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

Cash flows provided by operations constitute a critical component of our liquidity. Essentially, our cash flows provided by operations is equal to (i) net cash flows received from our Traditional Golf and Entertainment Golf businesses, plus (ii) the net cash flows from our security investments, including principal and sales proceeds, less (iii) Traditional Golf and Entertainment Golf operating expenses, management fees, professional fees, insurance and other expenses, less (iv) employee wage and benefit expenses, less (v) interest on the junior subordinated notes payable and less (vi) preferred dividends.

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount our real estate securities and loans (including the accrual of interest payable at maturity) and deferred financing costs, (ii) amortization of favorable and unfavorable leasehold intangibles from the acquisition of the Traditional Golf business in December 2013, (iii) accretion of the golf membership deposit liabilities in interest expense, (iv) recognition of deferred revenue from initiation fee deposits, (v) amortization of prepaid golf membership dues, (vi) gains and losses from sales of assets, (vii) other-than-temporary impairment on our investments, as well as impairments of Traditional Golf properties, (viii) unrealized gains or losses on our investments, (ix) non-cash gains or losses associated with our early extinguishment of debt, (x) non-cash gains on deconsolidation, and (xi) depreciation and amortization on our assets.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our portfolio of investments in real estate debt and golf-related real estate and operations. The Company has paid preferred dividends of $2.8 million thus far in fiscal year 2018, and our board of directors elected not to declare common stock dividends in the first six months of fiscal year 2018 to retain capital for growth. For the six months ended June 30, 2018, the Company reported net cash used in operating activities of $11.9 million, net cash used in investing activities of $27.9 million, net cash used in financing activities of $3.6 million and cash and cash equivalents of $125.7 million as of June 30, 2018. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of June 30, 2018, we had $125.7 million of available cash, including $17.9 million for the Traditional Golf business. On May 2, 2018, we declared a quarterly preferred dividend of $1.4 million which was paid on July 31, 2018.

Short-term liquidity requirements – As of June 30, 2018, we expect our short-term liquidity requirements to include a total of approximately $55.0 to $65.0 million for both Drive Shack venues and customary Traditional Golf capital expenditures.

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

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 7 to our Consolidated Financial Statements included herein, existing at June 30, 2018 (gross of $1.2 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2018 through December 31, 2018	$2,550	$—	$2,550
2019	107,219	—	107,219
2020	4,258	—	4,258
2021	2,938	—	2,938
2022	1,317	—	1,317
2023	354	—	354
Thereafter	200	51,004	51,204
Total	$118,836	$51,004	$169,840

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

The financing of our Traditional Golf business contain various customary loan covenants, including certain coverage ratios. We were in compliance with all of the covenants in these financings as of June 30, 2018.

Equity

Common Stock

At June 30, 2018, we had 66,977,104 shares of common stock outstanding.

See Note 11 in Part I, Item 1. “Financial Statements” for information on our outstanding options as of June 30, 2018.

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the Quarter Ended	Paid	Series B	Series C	Series D
January 31, 2018	January 2018	$0.609	$0.503	$0.523
April 30, 2018	April 2018	$0.609	$0.503	$0.523
July 31, 2018	July 2018	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income

During the six months ended June 30, 2018, our accumulated other comprehensive income changed due to the following factors (in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive income, December 31, 2017	$1,370
Net unrealized gain on available-for-sale securities	63
Accumulated other comprehensive income, June 30, 2018	$1,433

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates. Net unrealized gains on our real estate securities increased during the six months ended June 30, 2018 in accumulated other comprehensive income primarily as a result of unrealized gains on our non-Agency RMBS caused by higher variable interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash used in operating activities was $11.9 million for the six months ended June 30, 2018 and $11.5 million for the six months ended June 30, 2017. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦	$2.2 million in higher operating cash flows from the Traditional Golf business;

◦	$1.3 million due to cashflows from operations from the first Entertainment Golf venue in Orlando

◦	$3.6 million due to lower management fees paid during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, as a result of the Internalization;

◦	$2.2 million due to lower general and professional fees paid during the six months ended June 30, 2018 compared to the six months ended June 30, 2017;

◦	$0.8 million due to lower income taxes paid during the six months ended June 30, 2018 compared to the six months ended June 30, 2017; and

◦	$0.7 million due to higher interest earned on overnight cash deposits.

•	Operating cash flows decreased by:

◦	$4.9 million of payroll costs primarily due to the Internalization and increased employee hiring associated with the Entertainment Golf venue in Orlando; and

◦	$6.4 million primarily due to the sale of agency RMBS.

Investing Activities

Investing activities used $27.9 million and provided $293.8 million during the six months ended June 30, 2018 and 2017, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Traditional Golf properties and Entertainment Golf venues. Proceeds received from cash flows from investing activities consisted primarily of sale of investments and repayments from loans and securities.

Financing Activities

Financing activities used $3.6 million and $305.5 million during the six months ended June 30, 2018 and 2017, respectively. Proceeds received from cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate Risk

We are subject to interest rate risk with respect to our credit facilities and corporate loan. These risks are further described in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

As of June 30, 2018, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

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

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2018, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2017.

In addition, we had the following material contractual obligations that we executed during the six months ended June 30, 2018:

•	In June 2018, we signed a lease termination agreement on a golf property in California and signed a management agreement on that property. The management agreement is for a term of 10 years.

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

Commodity Price Risk

We are exposed to market price fluctuation in food and beverage product prices and these fluctuations can materially impact our costs. There is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our operations to fluctuate. Significant increases in the price of commodities could have a material impact on our operating results to the extent that such increases cannot be offset by menu price increases or other operating efficiencies.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property and settled the dispute in July 2018. (see Part I, Item 1. "Financial Statements - Note 15 Subsequent Events"). In June 2018, we accrued an additional $6.6 million to settle this legal dispute which is recorded as accounts payable and accrued expenses in the Consolidated Balance Sheet.

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

Risks Related to Our Business
We may not be able to retain members at our public and private Traditional Golf properties, and attract golf rounds played, which could harm our business, financial condition and results of operations.

Our success depends on our ability to retain members and attract other customers at our public and private Traditional Golf properties, attract golf rounds played and maintain or increase revenues generated from our Traditional Golf properties. Changes in consumer financial condition, leisure tastes and preferences, particularly those affecting the popularity of golf, and other social and demographic trends could adversely affect our business. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels at our Traditional Golf properties would have a material adverse effect on our business, results of operations and financial condition. If we cannot attract new members and other customers, retain our existing members and other customers, or maintain golf rounds played at our Traditional Golf properties, our financial condition and results of operations could be harmed.

Changes in consumer financial condition, leisure tastes and preferences, spending patterns, particularly discretionary expenditures for leisure and recreation, are subject to factors beyond our control that may impact our business, financial condition and results of operations.

Consumer spending patterns, particularly discretionary expenditures for leisure and recreation, are subject to factors beyond our control that may impact our business, and a curtailing of discretionary spending could reduce our revenues and results of operations and adversely affect our financial position. These factors include:

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

These factors and other global, national and regional conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. Any one or more of these factors could negatively affect the sales volume and profitability of our memberships, services, food and beverages at our Traditional and Entertainment Golf properties, and rounds played at our Traditional Golf properties.

In addition, during such periods of adverse economic conditions, we may experience increased rates of resignations of existing members, a decrease in the rate of new member enrollment, a decrease in golf rounds played or reduced spending on our Traditional and Entertainment Golf properties, any of which may result in, among other things, financial losses and decreased revenues.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

We expect that a number of our Entertainment Golf venues will be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, local regulatory requirements, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new properties to be less successful than we expect. In addition, we intend to establish Entertainment Golf venues outside of the United States. In addition to the risks posed by new markets generally, the operating conditions in overseas markets may vary significantly from those we have experienced in the past, including in relation to consumer preferences, regulatory environment, currency risk, the presence and cooperation of suitable local partners and availability of vendors or commercial and physical infrastructure, among others. There is no guarantee that we will be successful in integrating these new Entertainment Golf venues into our operations, achieving market acceptance, operating these properties profitably, and maintaining compliance with the rapidly changing business and regulatory requirements of new markets. If we are unable to do so, we could suffer a material adverse effect on our business, financial condition and results of operations.

Unusual weather patterns and extreme weather events, as well as periodic and quasi-periodic weather patterns, could adversely affect the value of our golf courses or negatively impact our business and results of operations in our Traditional and Entertainment Golf segments.

Our Traditional and Entertainment Golf businesses are subject to unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, which could negatively affect the income generated by our properties.

The maintenance of satisfactory turf grass conditions on our Traditional Golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of Traditional Golf properties in states (such as California, Georgia, New York and Texas) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our properties in such states (including, without limitation, economic and demographic changes in these areas), could have an adverse impact on our Traditional Golf segment which is vulnerable to all these factors.

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our properties in any of these areas could harm our results of operations.

As of June 30, 2018, we operated multiple Traditional Golf properties in several metropolitan areas, including 30 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Seasonality may adversely affect our business and results of operations.

Seasonality can affect our results of operations in the Traditional and Entertainment Golf businesses. Usage of Traditional Golf properties tends to decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. As a result, we expect the Traditional Golf business to generate a disproportionate share of its annual revenue in the second and third quarters of each year. Accordingly, our Traditional Golf business is especially vulnerable to events that may negatively impact its operations during the second and third quarters, when guest and member usage is highest. In addition, although we have not experienced a full year of operations in the Entertainment Golf business, we expect that our results could be significantly impacted on a season-to-season basis.

Our results of operations are subject to fluctuations due to the timing of new Entertainment Golf venue openings.

The timing of new Entertainment Golf venue openings may result in significant fluctuations in our quarterly performance. During the pre-opening phase, and the first three to six months of operations, we believe that labor and operating costs for a specific venue could be materially greater than such costs once the venue has reached a mature state, both in aggregate dollars and as a percentage of revenues. Additionally, a portion of a current fiscal year new venue capital expenditures is related to venues that are not expected to open until the following fiscal year. Due to these substantial up-front financial requirements to open new venues, the investment risk related to any single venue may be much greater than that associated with other types of entertainment businesses.

Food safety incidents at our properties or in our industry or supply chain may adversely affect customer perception of our brands or industry and result in declines in sales and profits.

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our properties, including any occurrences of foodborne illnesses such as salmonella, E. coli, Norovirus, or hepatitis A. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our properties or related to food products we sell could negatively affect our sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our properties.

Competition in the industry in which we operate could have a material adverse effect on our business and results of operations.

We operate in a highly competitive industry, and compete primarily on the basis of reputation, featured facilities, location, quality and breadth of product offerings and price. As a result, competition for market share in the industry in which we compete is significant.

Our Traditional Golf properties compete on a local and regional level with other country clubs and golf properties. The level of competition in the Traditional Golf business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed. An increase in the number or quality of similar clubs and other facilities in a particular region could significantly increase competition, which could have a negative impact on our business and results of operations. In addition, member-owned and individual privately-owned clubs may be able to create a perception of exclusivity that we have difficulty replicating given the diversity of our portfolio and the scope of our holdings.

The Entertainment Golf market is highly competitive and includes competition on a local and regional level with restaurants, dining and social clubs and other entertainment attractions including movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and theme parks. Many of the entities operating these businesses are larger, have a greater number of stores, have been in business longer and are better established in the markets where our Entertainment Golf venues are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our venues. The legalization of casino gambling in geographic areas near any current or future venues would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery.

The number and variety of competitors in our business varies based on the location and setting of each facility, with some situated in intensely competitive upscale urban areas characterized by frequent innovations in the products and services offered by competing restaurants, dining and social clubs and other entertainment attractions. In addition, in most regions, these businesses are in constant flux as new restaurants and other social and meeting venues open or expand their amenities. As a result of these characteristics, the supply in a given region often exceeds the demand for such facilities, and any increase in the number or quality of restaurants and other social and meeting venues, or the products and services they provide, in such region could significantly impact the ability of our properties to attract and retain members, which could harm our business and results of operations.

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

Our employees, particularly our key management, are vital to our success and difficult to replace. We may be unable to retain them or to attract other highly qualified employees, particularly if we do not offer employment terms competitive with the rest of the market. Failure to attract and retain highly qualified employees, or failure to develop and implement a viable succession plan, could result in inadequate depth of institutional knowledge or skill sets, adversely affecting our business. In addition, we must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel to maintain consistency in our service, hospitality, quality and atmosphere of our Entertainment Golf venues. Qualified management and operating personnel are typically in high demand, and if we are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new Entertainment Golf venues or adversely impact our existing business.

Our operations are susceptible to changes in the availability and the cost of food, goods, rent, water, utilities, repairs, maintenance and taxes, which could reduce our operating margins and harm our business, financial condition and results of operations.

In our Traditional Golf segment, our most significant operating costs, other than labor, are our cost of goods, water, utilities, rent and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control. Increases in operating costs due to inflation and other factors may not be directly offset by increased revenue. Our cost of goods such as food and beverage costs account for a significant portion of our total property-level operating expense in our Traditional and Entertainment Golf segments. If our cost of goods increased significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins would decrease, which would have an adverse effect on our business, financial condition and results of operations.

In addition, rent accounts for a significant portion of our property-level operating expense. Significant increases in our rent costs would increase our operating expense and our business, financial condition and results of operations may be adversely impacted. The prices of utilities are volatile, and shortages sometimes occur. In particular, in the case of our Traditional Golf business, municipalities are increasingly placing restrictions on the use of water for golf course irrigation and increasing the cost of water. Significant increases in the cost of our utilities, or any shortages, could interrupt or curtail our operations and lower our operating margins, which could have a negative impact on our business, financial condition and results of operations.

Each of our properties is subject to real and personal property taxes. The real and personal property taxes on our properties may increase or decrease as tax rates change and as our properties are assessed or reassessed by taxing authorities. If real and personal property taxes increase, our financial condition and results of operations may be adversely impacted.

We could be required to make material cash outlays in future periods if the number of initiation deposit refund requests we receive materially increases or if we are required to surrender unclaimed initiation deposits to state authorities under applicable escheatment laws.

We may be required to make significant cash outlays in connection with initiation fee deposits at our Traditional Golf properties. Members of our private properties are generally required to pay an initiation fee deposit upon their acceptance as a member and, in most cases, such deposits are fully refundable after a fixed number of years (typically 30 years) and upon the occurrence of other contract-specific conditions, whether or not the applicable golf property has undergone a transfer of ownership since the time of the deposit. While we will make a refund to any member whose initiation fee deposit is eligible to be refunded, we may be subject to various states’ escheatment laws with respect to initiation fee deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically 3 to 5 years. Moreover, most of the states in which we conduct business hire independent agents to conduct unclaimed and abandoned property audits. We currently do not remit to states any amounts relating to initiation fee deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation fee deposits. The analysis of the potential application of escheatment laws to our initiation fee deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation fee deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

We have concentrated our investments in golf-related real estate and facilities, which are subject to numerous risks, including the risk that the values of our investments may decline if there is a prolonged downturn in real estate values.

Our operations at our Traditional and Entertainment Golf properties encompass and will continue to encompass, a large amount of real estate holdings, in the form of fee simple ownership and leasehold interests. Accordingly, we are subject to the risks associated with holding real estate investments. In addition, a prolonged decline in the popularity of golf could adversely affect the value of our real estate holdings in our Traditional Golf business and could make it difficult to sell facilities or businesses in our Traditional Golf segment.

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

If the owner for any of our managed Traditional Golf properties defaults on its obligation to pay us our management fee under the management contract, we may not obtain the full amount, or any, of the revenue associated with that contract.

Our 10 managed Traditional Golf properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  If any property owner defaults on its obligation to pay us the management fee that we are entitled to receive under the management for the property, we are at risk of losing some or all of the revenue associated with that management agreement. In addition, we may decide to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect may be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement, which may result in, among other things, financial losses and decreased revenues.

The illiquidity of real estate may make it difficult for us to dispose of one or more of our properties or negatively affect our ability to profitably sell such properties and access liquidity.

We are engaged in the sale of the real estate that we own constituting our Traditional Golf properties, and we may from time to time decide to dispose of one or more of our other real estate assets. Because real estate holdings are relatively illiquid, we may not be able to dispose of one or more real estate assets on a timely basis. In some circumstances, sales may result in investment losses which could adversely affect our financial condition. The illiquidity of our real estate assets could mean that we continue to operate a facility that management has identified for disposition. Failure to dispose of a real estate asset in a timely fashion, or at all, could adversely affect our business, financial condition and results of operations, and impede our ability to fund our growth plans and access liquidity to be deployed in the operation of our business.

Timing, budgeting and other risks could delay our efforts to develop, redevelop or renovate the properties that we own, or make these activities more expensive, which could reduce our profits, impair our ability to compete effectively, and negatively impact liquidity.

We must regularly expend capital to construct, open, maintain and renovate the Traditional and Entertainment Golf properties that we own in order to remain competitive, pursue our business strategies, maintain and build the value and brand standards of our properties and comply with applicable laws and regulations. We must also periodically upgrade or replace the furniture, fixtures and equipment necessary to operate our business. These efforts are subject to a number of risks, including:

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

A key element of our growth strategy is to develop and open Entertainment Golf venues. We opened our first venue in April 2018, and we have identified a number of locations for potential future Entertainment Golf venues. Our ability to fund, develop and open these venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including but not limited to our ability to:

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
Our ability to continue to procure certain materials is important to our business strategy for developing, redeveloping or renovating our venues. The number of suppliers from which we can purchase our materials is limited. In addition, the materials necessary to construct Entertainment Golf venues are subject to price fluctuation. To the extent that the number of suppliers declines, or the price of materials necessary to construct our Golf Entertainment venues increases, we could be subject to the risk increased capital expenditure costs, of distribution delays, pricing pressure, lack of innovation and other associated risks which could adversely affect our business, financial condition or results of operations.
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

We have assumed the role of manager of CDOs previously managed by a third party. Each such engagement exposes us to a number of potential risks.

In February 2011, one of our subsidiaries became the collateral manager of certain CDOs previously managed by C-BASS Investment Management LLC (“C-BASS”).

Being engaged as the collateral manager of CDOs entails a number of risks that could harm our reputation, results of operations and financial condition. For example, we purchased the management rights with respect to the C-BASS CDOs pursuant to a bankruptcy proceeding. As a result, we were not able to conduct extensive due diligence on the CDO assets even though many classes of securities issued by the CDOs were rated as “distressed” by the rating agencies as of the most recent rating date prior to our becoming the collateral manager of the CDOs. We may willingly or unknowingly assume actual or contingent liabilities for significant expenses, we may become subject to new laws and regulations with which we are not familiar, and we may become subject to increased risk of litigation, regulatory investigation or negative publicity. For example, we determined that it would be prudent to register the subsidiary that became the collateral manager of the C-BASS CDOs as a registered investment adviser, which has increased our regulatory compliance costs. In addition to defending against litigation and complying with regulatory requirements, being engaged as collateral manager may require us to invest other resources for various other reasons, which could detract from our ability to capitalize on future opportunities. Moreover, being engaged as collateral manager may require us to integrate complex technological, accounting and management systems, which may be difficult, expensive and time-consuming and which we may not be successful in integrating into our current systems. In addition to the risk that we face if we are successful in becoming the manager of additional CDOs, we may attempt but fail to become the collateral manager of CDOs in the future, which could harm our reputation and subject us to costly litigation. Finally, if we include the financial performance of the C-BASS CDOs or other CDOs for which we become the collateral manager in our public filings, we are subject to the risk that, particularly during the period immediately after we become the collateral manager, this information may prove to be inaccurate or incomplete. The occurrence of any of these negative integration events could negatively impact our reputation with both regulators and investors, which could, in turn, subject us to additional regulatory scrutiny and impair our relationships with the investment community. The occurrence of any of these problems could negatively affect our reputation, financial condition and results of operations.

Our investments in real estate related preferred equity and other direct and indirect interests in pools of real estate properties or other loans may be subject to additional risks relating to the structure and terms of these transactions, which may result in losses to us.

We have investments in real estate related and other loans and other direct and indirect interests in pools of real estate properties or loans, including an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. These types of investments involve a higher degree of risk than long-term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. As a result, we may not recover some or all of our investment.

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

As a result of the revocation of our REIT election, effective January 1, 2017, we are no longer required by the REIT rules to make distributions of substantially all of our net taxable income. Our board of directors elected not to pay common stock dividends for 2017 and the first six months of 2018 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 66,977,104 shares or our common stock outstanding as of July 27, 2018. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

10.11	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).

10.12
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.13
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Report on Form 8-K, Exhibit 10.1, filed on February 2, 2010).

10.14	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Sarah L. Watterson
Sarah L. Watterson
Chief Executive Officer and President

August 3, 2018

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer

August 3, 2018