Form 10-Q
period 2018-09-30
Drive Shack Inc.
filed 2018-11-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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
Common stock, $0.01 par value per share: 67,027,104 shares outstanding as of November 1, 2018.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our operating performance, the performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

DRIVE SHACK INC.
FORM 10-Q

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$99,389	$167,692
Restricted cash	4,176	5,178
Accounts receivable, net	9,209	8,780
Real estate assets, held-for-sale, net	158,602	2,000
Real estate securities, available-for-sale	3,202	2,294
Other current assets	26,257	21,568
Total current assets	300,835	207,512
Restricted cash, noncurrent	1,012	818
Property and equipment, net of accumulated depreciation	101,582	241,258
Intangibles, net of accumulated amortization	50,121	57,276
Other investments	22,265	21,135
Other assets	10,950	8,649
Total assets	$486,765	$536,648

Liabilities and Equity
Current liabilities
Credit facilities and obligations under capital leases	$106,377	$4,652
Membership deposit liabilities	8,863	8,733
Accounts payable and accrued expenses	40,487	36,797
Deferred revenue	6,880	31,207
Real estate liabilities, held-for-sale	5,147	—
Other current liabilities	14,646	22,596
Total current liabilities	182,400	103,985
Credit facilities and obligations under capital leases - noncurrent	11,582	112,105
Junior subordinated notes payable	51,202	51,208
Membership deposit liabilities, noncurrent	89,549	86,523
Deferred revenue, noncurrent	7,817	6,930
Other liabilities	5,247	4,846
Total liabilities	$347,797	$365,597

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2018 and December 31, 2017	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,027,104 and 66,977,104 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	670	670
Additional paid-in capital	3,174,948	3,173,281
Accumulated deficit	(3,100,404)	(3,065,853)
Accumulated other comprehensive income	2,171	1,370
Total equity	$138,968	$171,051

Total liabilities and equity	$486,765	$536,648

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Golf operations	$68,928	$62,034	$191,632	$168,969
Sales of food and beverages	18,491	19,657	53,451	53,223
Total revenues	87,419	81,691	245,083	222,192

Operating costs
Operating expenses	70,330	63,384	194,751	175,920
Cost of sales - food and beverages	5,180	5,721	15,413	15,762
General and administrative expense	10,149	8,188	29,611	22,734
Management fee to affiliate	—	2,678	—	8,032
Depreciation and amortization	4,495	6,187	14,358	17,952
Pre-opening costs	245	141	2,048	191
Impairment	4,172	28	5,645	60
Realized and unrealized (gain) loss on investments	48	(315)	(283)	6,361
Total operating costs	94,619	86,012	261,543	247,012
Operating loss	(7,200)	(4,321)	(16,460)	(24,820)

Other income (expenses)
Interest and investment income	467	8,418	1,382	22,701
Interest expense, net	(4,290)	(4,770)	(12,940)	(15,335)
Other (loss) income, net	(3,052)	202	(7,157)	372
Total other income (expenses)	(6,875)	3,850	(18,715)	7,738
Loss before income tax	(14,075)	(471)	(35,175)	(17,082)
Income tax (benefit) expense	—	(2)	—	1,047
Net Loss	(14,075)	(469)	(35,175)	(18,129)
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Loss Applicable to Common Stockholders	$(15,470)	$(1,864)	$(39,360)	$(22,314)

Loss Applicable to Common Stock, per share
Basic	$(0.23)	$(0.03)	$(0.59)	$(0.33)
Diluted	$(0.23)	$(0.03)	$(0.59)	$(0.33)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,992,322	66,932,744	66,982,233	66,883,291
Diluted	66,992,322	66,932,744	66,982,233	66,883,291

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(14,075)	$(469)	$(35,175)	$(18,129)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	738	1,257	801	2,524
Reclassification of net realized gain on securities into earnings	—	(2,345)	—	(2,345)
Other comprehensive income (loss)	738	(1,088)	801	179
Total comprehensive loss	$(13,337)	$(1,557)	$(34,374)	$(17,950)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(13,337)	$(1,557)	$(34,374)	$(17,950)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051

Dividends declared	—	—	—	—	—	(4,185)	—	(4,185)

Stock-based compensation	—	—	—	—	1,357	—	—	1,357

Purchase of common stock (directors)	—	—	50,000	—	310	—	—	310

Adoption of ASC 606 (Note 3)	—	—	—	—	—	4,809	—	4,809

Comprehensive income (loss)

Net loss	—	—	—	—	—	(35,175)	—	(35,175)

Other comprehensive income	—	—	—	—	—	—	801	801

Total comprehensive loss								(34,374)

Equity (deficit) - September 30, 2018	2,463,321	$61,583	67,027,104	$670	$3,174,948	$(3,100,404)	$2,171	$138,968

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(35,175)	$(18,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,358	17,952
Amortization of discount and premium	891	(3,856)
Other amortization	8,217	7,889
Net interest income on investments accrued to principal balance	—	(8,458)
Amortization of revenue on golf membership deposit liabilities	(1,127)	(963)
Amortization of prepaid golf membership dues	(19,570)	(20,017)
Stock-based compensation	1,409	376
Impairment	5,645	60
Equity in earnings from equity method investments, net of distributions	(1,123)	(1,149)
Other losses, net	2,075	5,368
Unrealized (gain) loss on investments	(283)	1,246
Loss on extinguishment of debt	66	327
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	1,436	(1,053)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	1,064	5,405
Net cash used in operating activities	(22,117)	(15,002)
Cash Flows From Investing Activities
Principal repayments from investments	—	100,020
Proceeds from sale of property and equipment	3,186	—
Proceeds from sale of securities and loans	—	595,850
Net payments for settlement of TBAs	—	(4,669)
Acquisition and additions of property and equipment and intangibles	(36,542)	(16,905)
Deposits paid on property and equipment	(8,246)	(1,486)
Contributions to equity method investees	(7)	(196)
Net cash (used in) provided by investing activities	(41,609)	672,614
Cash Flows From Financing Activities
Borrowings under debt obligations	—	1,651
Repayments of debt obligations	(3,712)	(605,469)
Margin deposits under repurchase agreements and derivatives	—	(89,692)
Return of margin deposits under repurchase agreements and derivatives	—	87,785
Golf membership deposits received	2,544	2,706
Issuance of common stock	258	—
Common stock dividends paid	—	(8,019)
Preferred stock dividends paid	(4,185)	(4,185)
Payment of deferred financing costs	—	(22)
Other financing activities	(290)	(504)
Net cash used in financing activities	(5,385)	(615,749)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(69,111)	41,863
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	173,688	146,544
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$104,577	$188,407

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to capital lease assets and liabilities	$4,035	$3,601
Changes in property and equipment not yet paid for	$(945)	$4,135
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

1. ORGANIZATION
Drive Shack Inc., which is referred to, together with its subsidiaries, as “Drive Shack Inc.” or the “Company” is a leading owner and operator of golf-related leisure and entertainment businesses. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Traditional Golf properties, (ii) Entertainment Golf venues and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
The Company’s Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of September 30, 2018, the Company owned, leased or managed 72 properties across 12 states.
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

As of September 30, 2018, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Prior Period Reclassification — Certain prior period amounts have been reclassified to conform to the current period's presentation. Effective January 1, 2018, the Company internalized management (as discussed in Note 12) and records corporate overhead, including corporate payroll and related expenses, in "General and administrative expense" on the Consolidated Statements of Operations. Prior to January 1, 2018, the Company reported corporate overhead, including corporate payroll and related expenses, related to the Traditional Golf business in "Operating expenses" on the Consolidated Statements of Operations. The Company reclassified $3.9 million and $11.6 million, respectively, from "Operating expenses" to "General and administrative expense" for the three and nine months ended September 30, 2017.

The Company adopted ASU 2015-18 Statement of Cash Flows (Topic 230), Restricted Cash effective January 1, 2018, which requires retrospective adjustment to all periods. The addition of the reconciliation of restricted cash for the nine months ended September 30, 2017 included an increase of $1.9 million in "Margin deposits under repurchase agreements and derivatives."

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Gain) on settlement of real estate securities	$—	$(2,345)	$—	$(2,345)
Loss on settlement of real estate securities	—	—	—	2,803
Unrealized loss on securities, intent-to-sell	—	—	—	558
(Gain) on settlement of loans held-for-sale	—	—	—	(12)
Realized loss on settlement of TBAs, net	—	228	—	4,669
Unrealized loss (gain) on non-hedge derivative instruments	48	1,802	(283)	688
Realized and unrealized (gain) loss on investments	$48	$(315)	$(283)	$6,361

Loss on lease modifications and terminations	$(173)	$(1)	$(969)	$(161)
Gain (loss) on extinguishment of debt, net	75	(145)	(66)	(327)
Collateral management fee income, net	142	92	443	341
Equity in earnings of equity method investments	357	387	1,123	1,149
(Loss) gain on disposal of long-lived assets and intangibles	(2,769)	(3)	(1,921)	23
Other loss (A)	(684)	(128)	(5,767)	(653)
Other (loss) income, net	$(3,052)	$202	$(7,157)	$372

(A)
During the nine months ended September 30, 2018, the Company recorded a net loss of approximately $4.9 million related to the settlement of a legal dispute and a related discharge of liabilities assumed by the counterparty to the settlement. See Note 13 for additional information.

Reclassification From Accumulated Other Comprehensive Income Into Net Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income:

		Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income ("AOCI") Components	Income Statement Location	2018	2017	2018	2017
Net realized (gain) on securities:
(Gain) on settlement of real estate securities	Realized and unrealized (gain) loss on investments	$—	$(2,345)	$—	$(2,345)
Total reclassifications		$—	$(2,345)	$—	$(2,345)

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
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

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

Pre-Opening Costs — Pre-opening costs are expensed as incurred and consist primarily of marketing expenses, rent, employee payroll, travel and related expenses, training costs, food, beverage and other restaurant operating expenses incurred prior to opening an Entertainment Golf venue.

Derivatives and Hedging Activities — All derivatives are recognized as either assets or liabilities on the balance sheet and measured at fair value. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements and fair value is reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable netting agreement. Changes in fair value are recorded in net income. Derivative transactions are entered into by the Company solely for risk management purposes in the ordinary course of business. As of September 30, 2018, the Company had one interest rate cap with a fair value of $0.6 million which was not designated as a hedge.
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
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. The Company suspends depreciation and amortization for assets held-for-sale. Subsequent changes to the estimated fair value less costs to sell will impact the measurement of assets held-for-sale. Decreases are recognized as an impairment loss and recorded in "Impairment" on the Consolidated Statements of Operations. To the extent the fair value increases, any previously reported impairment is reversed. Real estate held-for-sale is recorded in “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale” on the Consolidated Balance Sheets.

Traditional Golf
With respect to Traditional Golf course improvements (included in buildings and improvements), costs associated with construction, significant replacements, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. All other asset-related costs that do not meet these criteria, such as minor repairs and routine maintenance, are expensed as incurred.

The Company leases certain golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the present value of associated payments. Depreciation of capital lease assets is calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms. The cost of equipment under capital leases is recorded in "Property and equipment, net of accumulated depreciation"

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

on the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the obligations under capital leases, with a portion being recorded as interest expense under the effective interest method.
Entertainment Golf
Entertainment Golf includes land, buildings, furniture, fixtures and equipment and leasehold improvements including building and land improvements.

Intangibles, Net — Intangible assets and liabilities consist primarily of leasehold advantages (disadvantages), management contracts, membership base and internally-developed software. A leasehold advantage (disadvantage) exists to the Company when it pays a contracted rent that is below (above) market rents at the date of an acquisition transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each property and is amortized over the term of the underlying lease agreement. The management contract intangible represents the Company’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued using the discounted cash flow method under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents the Company’s relationship with its private country club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership. The internally-developed software intangible represents proprietary software developed for the Company’s exclusive use. For Traditional Golf, the internally-developed software intangible is valued using the discounted cash flow method under the income approach at the date of an acquisition transaction. For Entertainment Golf, the internally-developed software intangible is composed of costs incurred to develop the software. The internally-developed software intangible is amortized over the expected useful life of the software.

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

Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of September 30, 2018 and December 31, 2017, the carrying value of this investment was $22.3 million and $21.1 million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near-term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

Impairment of Real Estate and Finite-lived Intangible Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate held-for-use and held-for-sale, as well as finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of are recorded at the lower of carrying amount or fair value less costs to sell.

Other Current Assets

The following table summarizes the Company's other current assets:

	September 30, 2018	December 31, 2017
Loans, held-for-sale, net (A)	$—	$147
Prepaid expenses	3,777	3,081
Deposits	8,402	3,469
Inventory	4,446	4,722
Derivative assets	569	—
Miscellaneous current assets, net	9,063	10,149
Other current assets	$26,257	$21,568

(A)	During the nine months ended September 30, 2018, the Company recorded an impairment of $0.2 million on a corporate loan.

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	September 30, 2018	December 31, 2017
Security deposits payable	$6,186	$6,602
Accrued rent	3,532	2,160
Due to affiliates	—	1,786
Dividends payable	930	930
Miscellaneous current liabilities	3,998	11,118
Other current liabilities	$14,646	$22,596

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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. The effective date of the standard will be for fiscal years, and

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with an option to use certain relief. The Company currently has operating leases, including ground leases, for certain of its properties and leased equipment which are not recognized on the Consolidated Balance Sheets. In July 2018, the FASB issued ASU 2018-10 Codification Improvements to Topic 842 Leases, which provides 16 narrow scope amendments to ASC 842 including the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification among other things. In July 2018 the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements which allows entities to not apply the new lease standard in the comparative periods presented in the financial statements in the year of adoption. The Company anticipates a significant increase to its non-current assets and non-current liabilities in order to record a right-of-use asset and a related lease liability, specifically as it relates to existing operating leases. There are also certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under Topic 842. The Company is currently evaluating its control framework for lease accounting and identifying any changes that may need to be made in response to the new guidance. The Company has selected an information system application to centralize the tracking of and accounting for the Company’s leases and is currently in the process of implementing that application. The Company will adopt the requirements of the new standard on January 1, 2019. The Company is working to quantify the impact, but is currently unable to estimate the impact on the Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard requires a customer in a cloud computing arrangement (i.e., a hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. That guidance requires certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use.  The effective date of the standard will be for annual periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. Entities can either apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

3. REVENUES

On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as a decrease to the 2018 opening balance of accumulated deficit of $4.8 million and a corresponding decrease to other current liabilities, and the same decreases are applied to the September 30, 2018 balances. The adjustment was due to the recognition of breakage on gift cards and gift certificates offered at the Company's Traditional Golf properties that were not expected to be redeemed based on historical redemption rates. The recognition of breakage on gift cards and gift certificates on an ongoing basis is expected to have an immaterial impact to the Company’s net income (loss). Also in accordance with the new revenue standard, certain operating costs incurred at the Company’s managed Traditional Golf properties and the reimbursements of those operating costs will now be recognized in Operating expenses and Golf operations, respectively. The reimbursements do not include a profit margin and therefore this change will have no net impact to the Company’s operating income (loss).

The majority of the Company’s revenue continues to be recognized at the time of sale to customers at the Company’s Traditional Golf properties and Entertainment Golf venues, including green fees, cart rentals, bay play, events and sales of food, beverages and merchandise.

Per the modified retrospective method, comparative information has not been restated to conform to these changes and continues to be reported under the accounting standards in effect for those periods. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Consolidated Statements of Operations was as follows:

Consolidated Statement of Operations

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As reported	Balances under prior accounting	Effect of Change	As reported	Balances under prior accounting	Effect of Change
Revenues
Golf operations	$68,928	$61,499	$7,429	$191,632	$173,417	$18,215
Operating Costs
Operating expenses	$70,330	$62,901	$7,429	$194,751	$176,536	$18,215

The Company’s revenue is all generated within the Traditional and Entertainment Golf segments. The following table disaggregates revenue by category: public and private golf properties (owned and leased), managed golf properties and Entertainment golf venues.

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Public golf properties	Private golf properties	Managed golf properties	Ent. golf venues	Total	Public golf properties	Private golf properties	Managed golf properties	Ent. golf venues	Total
Golf operations	34,689	25,362	8,167	710	68,928	91,668	78,202	20,197	1,565	191,632
Sales of food and beverages	10,757	6,904	—	830	18,491	30,271	21,398	—	1,782	53,451
Total revenues	$45,446	$32,266	$8,167	$1,540	$87,419	$121,939	$99,600	$20,197	$3,347	$245,083

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

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

The Company's Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of September 30, 2018, the Company owned, leased or managed 72 Traditional Golf properties across 12 states.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Traditional Golf	Entertainment Golf	Corporate	Total
Nine Months Ended September 30, 2018
Revenues
Golf operations	$190,067	$1,565	$—	$191,632
Sales of food and beverages	51,669	1,782	—	53,451
Total revenues	241,736	3,347	—	245,083
Operating costs
Operating expenses (A)	191,152	3,599	—	194,751
Cost of sales - food and beverages	14,981	432	—	15,413
General and administrative expense	12,781	4,515	9,448	26,744
General and administrative expense - acquisition and transaction expenses (B)	706	2,024	137	2,867
Depreciation and amortization	13,198	1,148	12	14,358
Pre-opening costs (C)	—	2,048	—	2,048
Impairment	5,498	—	147	5,645
Realized and unrealized (gain) on investments	(283)	—	—	(283)
Total operating costs	238,033	13,766	9,744	261,543
Operating income (loss)	3,703	(10,419)	(9,744)	(16,460)
Other income (expenses)
Interest and investment income	144	196	1,042	1,382
Interest expense (D)	(12,149)	—	(1,661)	(13,810)
Capitalized interest (D)	580	—	290	870
Other (loss) income, net	(8,715)	—	1,558	(7,157)
Total other income (expenses)	(20,140)	196	1,229	(18,715)
Income tax expense	—	—	—	—
Net loss	(16,437)	(10,223)	(8,515)	(35,175)
Preferred dividends	—	—	(4,185)	(4,185)
Loss applicable to common stockholders	$(16,437)	$(10,223)	$(12,700)	$(39,360)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Corporate	Total
Three Months Ended September 30, 2018
Revenues
Golf operations	$68,218	$710	$—	$68,928
Sales of food and beverages	17,661	830	—	18,491
Total revenues	85,879	1,540	—	87,419
Operating costs
Operating expenses (A)	68,565	1,765	—	70,330
Cost of sales - food and beverages	4,976	204	—	5,180
General and administrative expense	4,313	1,878	3,189	9,380
General and administrative expense - acquisition and transaction expenses (B)	199	570	—	769
Depreciation and amortization	3,877	614	4	4,495
Pre-opening costs (C)	—	245	—	245
Impairment	4,172	—	—	4,172
Realized and unrealized loss on investments	48	—	—	48
Total operating costs	86,150	5,276	3,193	94,619
Operating loss	(271)	(3,736)	(3,193)	(7,200)
Other income (expenses)
Interest and investment income	48	85	334	467
Interest expense (D)	(4,050)	—	(597)	(4,647)
Capitalized interest (D)	238	—	119	357
Other (loss) income, net	(3,548)	—	496	(3,052)
Total other income (expenses)	(7,312)	85	352	(6,875)
Income tax expense	—	—	—	—
Net loss	(7,583)	(3,651)	(2,841)	(14,075)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(7,583)	$(3,651)	$(4,236)	$(15,470)

	Traditional Golf	Entertainment Golf	Corporate (E)	Total
September 30, 2018
Total assets	300,404	99,470	86,891	486,765
Total liabilities	279,775	10,097	57,925	347,797
Preferred stock	—	—	61,583	61,583
Equity attributable to common stockholders	$20,629	$89,373	$(32,617)	$77,385

Additions to property and equipment (including capital leases) during the nine months ended September 30, 2018	$11,651	$25,689	$—	$37,340

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Corporate (F)	Total
Nine Months Ended September 30, 2017
Revenues
Golf operations	$168,969	$—	$—	$168,969
Sales of food and beverages	53,223	—	—	53,223
Total revenues	222,192	—	—	222,192
Operating costs
Operating expenses (A)	175,920	—	—	175,920
Cost of sales - food and beverages	15,762	—	—	15,762
General and administrative expense	12,418	53	5,412	17,883
General and administrative expense - acquisition and transaction expenses (B)	558	4,122	171	4,851
Management fee to affiliate	—	—	8,032	8,032
Depreciation and amortization	17,936	16	—	17,952
Pre-opening costs (C)	—	191	—	191
Impairment	—	—	60	60
Realized and unrealized loss on investments	317	—	6,044	6,361
Total operating costs	222,911	4,382	19,719	247,012
Operating loss	(719)	(4,382)	(19,719)	(24,820)
Other income (expenses)
Interest and investment income	114	—	22,587	22,701
Interest expense (D)	(11,575)	—	(3,835)	(15,410)
Capitalized interest (D)	75	—	—	75
Other (loss) income, net	(1,044)	—	1,416	372
Total other income (expenses)	(12,430)	—	20,168	7,738
Income tax expense	—	—	1,047	1,047
Net loss	(13,149)	(4,382)	(598)	(18,129)
Preferred dividends	—	—	(4,185)	(4,185)
Loss applicable to common stockholders	$(13,149)	$(4,382)	$(4,783)	$(22,314)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Traditional Golf	Entertainment Golf	Corporate (F)	Total
Three Months Ended September 30, 2017
Revenues
Golf operations	$62,034	$—	$—	$62,034
Sales of food and beverages	19,657	—	—	19,657
Total revenues	81,691	—	—	81,691
Operating costs
Operating expenses (A)	63,384	—	—	63,384
Cost of sales - food and beverages	5,721	—	—	5,721
General and administrative expense	4,119	10	2,128	6,257
General and administrative expense - acquisition and transaction expenses (B)	72	1,804	55	1,931
Management fee to affiliate	—	—	2,678	2,678
Depreciation and amortization	6,171	16	—	6,187
Pre-opening costs (C)	—	141	—	141
Impairment	—	—	28	28
Realized and unrealized loss (gain) on investments	32	—	(347)	(315)
Total operating costs	79,499	1,971	4,542	86,012
Operating income (loss)	2,192	(1,971)	(4,542)	(4,321)
Other income (expenses)
Interest and investment income	42	—	8,376	8,418
Interest expense (D)	(3,905)	—	(940)	(4,845)
Capitalized interest (D)	75	—	—	75
Other (loss) income, net	(211)	—	413	202
Total other income (expenses)	(3,999)	—	7,849	3,850
Income tax benefit	—	—	(2)	(2)
Net loss (income)	(1,807)	(1,971)	3,309	(469)
Preferred dividends	—	—	(1,395)	(1,395)
(Loss) Income applicable to common stockholders	$(1,807)	$(1,971)	$1,914	$(1,864)

(A)
Operating expenses include rental expenses recorded under operating leases for carts and equipment in the amount of $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2017, respectively. Operating expenses also include amortization of favorable and unfavorable lease intangibles in the amount of $1.0 million and $3.1 million for the three and nine months ended September 30, 2018, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2017, respectively.

(B)
Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions, which may include advisory, legal, accounting and other professional or consulting fees.

(C)
Pre-opening costs are expensed as incurred and consist primarily of site-related marketing expenses, pre-opening rent, employee payroll, travel and related expenses, training costs, food, beverage and other restaurant operating expenses incurred prior to opening an Entertainment Golf venue.

(D)
Interest expense includes the accretion of membership deposit liabilities in the amount of $1.7 million and $5.1 million for the three and nine months ended September 30, 2018, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2017, respectively. Interest expense and capitalized interest total to interest expense, net on the Consolidated Statements of Operations.

(E)
Total assets in the corporate segment include an equity method investment in the amount of $22.3 million as of September 30, 2018 recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

(F)	The Debt Investments segment and corporate segment as reported previously are combined to conform to the current period's presentation.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$5,105	$—	$5,105	$88,251	$—	$88,251
Buildings and improvements	71,697	(26,318)	45,379	154,769	(52,636)	102,133
Furniture, fixtures and equipment	26,944	(16,581)	10,363	33,109	(23,451)	9,658
Capital leases - equipment	28,624	(11,832)	16,792	24,949	(8,649)	16,300
Construction in progress	23,943	—	23,943	24,916	—	24,916
Total Property and Equipment	$156,313	$(54,731)	$101,582	$325,994	$(84,736)	$241,258

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively.  Upon reclassification, the Company assessed the real estate assets, held-for-sale and determined that the carrying value of one property exceeded the fair value less anticipated costs to sell.  In March 2018, the Company recognized an impairment loss totaling approximately $1.3 million. The fair value measurement was based on the pricing in a letter of intent and internal valuation models. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

The real estate assets, held-for-sale, net are reported at a carrying value of $158.6 million and include $83.2 million of land, $72.2 million of buildings and improvements, $4.6 million of furniture, fixtures and equipment, and $2.8 million of other related assets, partially offset by accumulated impairment. The real estate liabilities, held-for-sale are reported at a carrying value of $5.1 million and include property liabilities to be assumed, primarily prepaid membership dues. In September 2018, the Company reassessed the real estate assets, held-for-sale, net and determined that the carrying value of two properties exceeded the fair value less anticipated costs to sell. As a result, the Company recognized an impairment loss and recorded accumulated impairment totaling approximately $4.2 million. The fair value measurements were based on executed purchase agreements. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

In July 2018, the Company consummated on the sale of a private golf property in Georgia for a sale price of $3.5 million resulting in net proceeds of $3.2 million after adjusting for liabilities assumed by the buyer, primarily related to prepaid dues. This resulted in a net loss on sale of $0.1 million based on the carrying value of net assets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

6. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(111)	$589	$700	$(93)	$607
Leasehold intangibles (A)	47,066	(19,651)	27,415	48,107	(16,716)	31,391
Management contracts	33,725	(15,011)	18,714	35,111	(13,468)	21,643
Internally-developed software	1,692	(800)	892	800	(640)	160
Membership base	5,236	(3,553)	1,683	5,236	(2,992)	2,244
Nonamortizable liquor licenses	828	—	828	1,231	—	1,231
Total Intangibles	$89,247	$(39,126)	$50,121	$91,185	$(33,909)	$57,276

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

7. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at September 30, 2018:

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt
Credit Facilities and Capital Leases
Traditional Golf term loan (C)(D)	June 2016	$102,000	$100,934	Jul 2019	LIBOR+4.70%	7.92%	0.7	$102,000
Vineyard II	Dec 1993	200	200	Dec 2043	2.20%	2.20%	25.2	200
Capital leases (Equipment)	Jun 2014 - Sep 2018	16,825	16,825	Oct 2018 - Dec 2023	3.00% to 16.16%	6.72%	3.3	—
		119,025	117,959			7.74%	1.2	102,200
Current portion of credit facilities		102,000	100,934
Current portion of obligations under capital leases		5,443	5,443
Total current portion of credit facilities and obligations under capital leases		107,443	106,377
Credit facilities and obligations under capital leases - noncurrent		11,582	11,582
Corporate
Junior subordinated notes payable (E)	Mar 2006	51,004	51,202	Apr 2035	LIBOR+2.25%	4.56%	16.6	51,004
Total debt obligations		$170,029	$169,161			6.78%	5.8	$153,204

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)
The Traditional Golf term loan is collateralized by 22 golf properties. The carrying amount of the Traditional Golf term loan is reported net of amortized deferred financing costs of $1.1 million as of September 30, 2018.

(D)	Interest rate based on 1 month LIBOR plus 4.70% with a LIBOR floor of 1.80%. At the time of closing, the Company purchased a co-terminus LIBOR interest rate cap of 1.80%.

(E)	Interest rate based on 3 month LIBOR plus 2.25%.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

Traditional Golf leases certain golf carts and other equipment under capital lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36 to 66 months. Certain leases include bargain purchase options at lease expiration.

The Company’s credit facilities contain various customary loan covenants, including certain coverage ratios. The Company was in compliance with all of these covenants as of September 30, 2018.

8. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at September 30, 2018, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	September 30, 2018
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$2,552	$(1,521)	$1,031	$2,171	$—	$3,202	1	CCC	2.61%	26.65%	3.1	36.6%
Total Securities, Available for Sale (E)	$4,000	$2,552	$(1,521)	$1,031	$2,171	$—	$3,202	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(E)
The total outstanding face amount was $4.0 million for floating rate securities. The collateral securing the ABS - Non-Agency RMBS is located in various geographical regions in the US. The Company does not have significant investments in any geographic region.

The Company had no securities in an unrealized loss position as of September 30, 2018. The Company has no activity related to credit losses on debt securities for the nine months ended September 30, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

9. DERIVATIVES

The Company’s derivative instrument is an interest rate cap with a fair value of $0.6 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively. The interest rate cap is recorded within other current assets as of September 30, 2018 and other assets as of December 31, 2017 on the Consolidated Balance Sheets. The Company had no derivative liabilities as of both September 30, 2018 and December 31, 2017.

The following table summarizes (gains) losses recorded in relation to derivatives:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2018	2017	2018	2017
Non-hedge derivatives
Unrealized loss (gain) on interest rate derivatives	Realized and unrealized (gain) loss on investments	$48	$32	$(283)	$317
Unrealized loss recognized related to TBAs	Realized and unrealized (gain) loss on investments	—	1,770	—	371
Realized loss on settlement of TBAs	Realized and unrealized (gain) loss on investments	—	228	—	4,669

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2018:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$3,202	$3,202	Pricing models - Level 3
Cash and cash equivalents	99,389	99,389
Restricted cash, current and noncurrent	5,188	5,188
Non-hedge derivative assets (B)	569	569	Counterparty quotations - Level 2

Liabilities
Credit facilities - Traditional Golf term loan	100,934	103,076	Pricing models - Level 3
Junior subordinated notes payable	51,202	30,477	Pricing models - Level 3

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
SEPTEMBER 30, 2018
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

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,031	$3,202	12.0%	5.8%	2.0%	41.4%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2018 as follows:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

ABS - Non-Agency RMBS
Balance at December 31, 2017	$2,294
Total gains (losses) (A)
Included in other comprehensive income (loss)	801
Amortization included in interest income	175
Purchases, sales and repayments (A)
Proceeds	(68)
Balance at September 30, 2018	$3,202

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the nine months ended September 30, 2018. There were no transfers into or out of Level 3 during the nine months ended September 30, 2018.

Liabilities for Which Fair Value is Only Disclosed

The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities Not Measured At Fair Value for Which Fair Value Is Disclosed	Fair Value Hierarchy		Valuation Techniques and Significant Inputs
Credit facilities	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields

Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		●	Amount and timing of expected future cash flows
		●	Interest rates
		●	Market yields and the credit spread of the Company

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2017	5,010,576	$2.55
Balance at September 30, 2018	5,010,576	$2.55	4.84

Exercisable at September 30, 2018	2,705,586	$2.64	4.89

As of September 30, 2018, the Company’s outstanding options were summarized as follows:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

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

The options granted to the Company's employees fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.5 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $6.5 million as of September 30, 2018 and will be expensed over a weighted average of 3.9 years.

B. Drive Shack Inc. 2018 Omnibus Incentive Plan

On May 25, 2018, the shareholders of the Company approved the Drive Shack Inc. 2018 Omnibus Incentive Plan (the "2018 Plan") which provides for the issuance of equity-based awards in various forms to eligible participants. The 2018 Plan allows for 6,697,710 shares of common stock to be available for grants of equity awards, subject to an annual limitation of 1,339,542 (with any shares not issued or granted in a specific year being added to such number in the subsequent year).

On August 22, 2018, the Company granted an aggregate of 26,178 Restricted Stock Units ("RSUs") that are subject to a one year vesting period. The fair value at grant date was $5.73 per share. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to the RSUs was less than $0.1 million during both the three and nine months ended September 30, 2018, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.1 million as of September 30, 2018 and will be expensed over a weighted average of 0.9 years.

C. Dividends

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
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

On May 2, 2018, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2018 and ending July 31, 2018. Dividends totaling $1.4 million were paid on July 31, 2018.

On August 2, 2018, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning August 1, 2018 and ending October 31, 2018. Dividends totaling $1.4 million were paid on October 31, 2018.

D. Earnings Per Share

The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(15,470)	$(1,864)	$(39,360)	$(22,314)
Loss Applicable to Common Stockholders	$(15,470)	$(1,864)	$(39,360)	$(22,314)

Denominator:
Denominator for basic earnings per share - weighted average shares	66,992,322	66,932,744	66,982,233	66,883,291
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	66,992,322	66,932,744	66,982,233	66,883,291

Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.23)	$(0.03)	$(0.59)	$(0.33)

Loss Applicable to Common Stock, per share	$(0.23)	$(0.03)	$(0.59)	$(0.33)

Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.23)	$(0.03)	$(0.59)	$(0.33)

Loss Applicable to Common Stock, per share	$(0.23)	$(0.03)	$(0.59)	$(0.33)

The Company’s dilutive securities are its outstanding stock options and RSUs. During both the three and nine months ended September 30, 2018, the Company had zero antidilutive options. During the three and nine months ended September 30, 2017, the Company had 566,894 and 269,311 antidilutive options, respectively. During the three and nine months ended September 30, 2018 based on the treasury stock method, the Company had 3,004,777 and 2,804,451 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. During the three and nine months ended September 30, 2017 based on the treasury stock method, the Company had 1,180,858 and 1,556,898 potentially dilutive securities, respectively, which were excluded due to the Company's loss position.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Agreements with the Former Manager
On December 21, 2017, the Company entered into definitive agreements with the former Manager related to the Internalization. In connection with the termination of the existing Management Agreement, the Company made a payment of $10.7 million to the former Manager in December 2017. The Internalization became effective on January 1, 2018.
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services (“Transition Services”).  The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company incurred less than $0.1 million and $0.4 million in costs for Transition Services during the three and nine months ended September 30, 2018, and these costs are reported in general and administrative expense on the Consolidated Statements of Operations.

	Amounts incurred under the Management Agreement
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$—	$2,553	$—	$7,657
Expense reimbursement to the Manager	—	125	—	375
Incentive compensation	—	—	—	—
Total Management fee to affiliate	$—	$2,678	$—	$8,032

At September 30, 2018, Fortress, through its affiliates, and principals of Fortress, owned 7.3 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 2.7 million shares of the Company’s common stock (Note 11).
At December 31, 2017, due to affiliates was comprised of $1.8 million in management fees and expense reimbursements payable to the former Manager.

Other Affiliated Entities
A member of the Board of Directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company incurred less than $0.1 million for the nine months ended September 30, 2018. The Company paid the aircraft operator market rates for the charters.

The Company leases corporate office space from an affiliate of a member of our Board of Directors. The Company has accrued $0.7 million in rent expense for the nine months ended September 30, 2018, which represents market rates for the office space.

13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property. In June 2018, the Company accrued an additional $6.6 million for a total of $7.4 million to settle this legal dispute, which was recorded as accounts payable and accrued expenses in the Consolidated Balance Sheet. In July 2018, the Company settled the dispute for $7.4 million, with $5.2 million payable immediately and $2.2 million payable in six quarterly installments. The Company paid the first installment of $0.4 million in September 2018, and the final payment is due in December 2019.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2018, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

In July 2017, the Company entered into a ground lease in West Palm Beach, Florida. During August 2018, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes five 5-year renewal options.

In February 2018, the lease on a golf property in Oklahoma was terminated and the Company exited the property.

In June 2018, the lease on a golf property in California was terminated and the Company entered into a management agreement on this property. The management agreement is for a term of 10 years.

In September 2018, the lease on a golf property in Texas was terminated and the Company exited the property.

Contingencies - In September 2017, Hurricane Irma caused significant damage to a Traditional Golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and reopened prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company has incurred $5.3 million in property repair costs related to Hurricane Irma of which $1.2 million was incurred in 2018. The Company expects to incur an additional $0.2 to $0.3 million in property repair costs in 2018. The Company was reimbursed $2.0 million and $3.0 million by the insurer in 2017 and 2018, respectively. Property repair costs and insurance reimbursement are recorded in operating expenses on the Consolidated Statements of Operations.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was zero for both the three and nine months ended September 30, 2018. The Company had a minimal income tax benefit for the three months ended September 30, 2017 and an income tax provision of $1.0 million for the nine months ended September 30, 2017.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2018 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
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
SEPTEMBER 30, 2018
(dollars in tables in thousands, except share data)

and booked a non-recurring income tax receivable in the amount of $0.6 million due to refundable AMT credits. Due to the full valuation allowance, the re-measurement of deferred tax assets and liabilities had no impact on the income tax provision.

15. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to September 30, 2018 through the issuance of these Consolidated Financial Statements.

On November 7, 2018, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning November 1, 2018 and ending January 31, 2019. Dividends totaling $1.4 million will be paid on January 31, 2019 to stockholders of record on January 2, 2019.

On November 7, 2018, the Board appointed Mr. Kenneth A. May as Chief Executive Officer and President of the Company and as a member of the Board, effective as of November 12, 2018 (the “Effective Date”). Mr. May will serve as a Class I director until the 2021 Annual Meeting of Stockholders, and until his successor is duly elected and qualified.  The Board has also appointed Mr. David M. Hammarley as Chief Financial Officer of the Company, effective as of the Effective Date.

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

Business Overview
Traditional Golf | American Golf
American Golf (as defined below) is one of the largest owners and operators of golf properties in the United States. As of September 30, 2018, we owned, leased or managed 72 properties across 12 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 60,000 members, who played over 2.9 million rounds at our properties during the nine months ended September 30, 2018.
American Golf was acquired by the Company in December 2013, when the Company restructured an existing mezzanine debt investment related to NGP Realty Sub, L.P. and American Golf Corporation (together, “American Golf”). As part of the restructuring, the Company acquired the equity of American Golf’s indirect parent, AGC Mezzanine Pledge LLC.
Traditional Golf operations are organized into three principal categories: (1) public properties, (2) private properties and (3) managed properties.
Public Properties.   Our 45 public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.
Private Properties.   Our 17 private properties are open to members only and generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. Amenities at these properties typically include practice facilities, full service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.
Managed Properties. Our 10 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  We recognize revenue from these properties in amounts equal to the respective management fees and the reimbursements of certain operating costs.
The following summarizes the American Golf properties and holes as of September 30, 2018:

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

Entertainment Golf Business

We opened our inaugural venue in Orlando, Florida on April 7, 2018 and are in the construction and development phase, as well as in the process of exploring sites for additional Entertainment Golf venues. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes could impact our business. In addition, similar to our Traditional Golf business, trends in consumer spending, as well as climate and weather patterns, could have an impact on the markets in which we currently or will in the future operate.

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

Recent Accounting Pronouncements

See Note 2 in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Golf operations	$68,928	$62,034	$6,894	11.1%
Sales of food and beverages	18,491	19,657	(1,166)	(5.9)%
Total revenues	87,419	81,691	5,728	7.0%
Operating costs
Operating expenses	70,330	63,384	6,946	11.0%
Cost of sales - food and beverages	5,180	5,721	(541)	(9.5)%
General and administrative expense	10,149	8,188	1,961	23.9%
Management fee to affiliate	—	2,678	(2,678)	(100.0)%
Depreciation and amortization	4,495	6,187	(1,692)	(27.3)%
Pre-opening costs	245	141	104	73.8%
Impairment	4,172	28	4,144	N.M.
Realized and unrealized loss (gain) on investments	48	(315)	(363)	(115.2)%
Total operating costs	94,619	86,012	8,607	10.0%
Operating loss	(7,200)	(4,321)	2,879	66.6%

Other income (expenses)
Interest and investment income	467	8,418	(7,951)	(94.5)%
Interest expense, net	(4,290)	(4,770)	(480)	(10.1)%
Other (loss) income, net	(3,052)	202	(3,254)	N.M.
Total other income (expenses)	(6,875)	3,850	(10,725)	(278.6)%

Loss before income tax	$(14,075)	$(471)	$13,604	N.M.
N.M. - Not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Golf operations	$191,632	$168,969	$22,663	13.4%
Sales of food and beverages	53,451	53,223	228	0.4%
Total revenues	245,083	222,192	22,891	10.3%
Operating costs
Operating expenses	194,751	175,920	18,831	10.7%
Cost of sales - food and beverages	15,413	15,762	(349)	(2.2)%
General and administrative expense	29,611	22,734	6,877	30.2%
Management fee to affiliate	—	8,032	(8,032)	(100.0)%
Depreciation and amortization	14,358	17,952	(3,594)	(20.0)%
Pre-opening costs	2,048	191	1,857	N.M.
Impairment	5,645	60	5,585	N.M.
Realized and unrealized (gain) loss on investments	(283)	6,361	6,644	104.4%
Total operating costs	261,543	247,012	14,531	5.9%
Operating loss	(16,460)	(24,820)	(8,360)	(33.7)%

Other income (expenses)
Interest and investment income	1,382	22,701	(21,319)	(93.9)%
Interest expense, net	(12,940)	(15,335)	(2,395)	(15.6)%
Other (loss) income, net	(7,157)	372	(7,529)	N.M
Total other income (expenses)	(18,715)	7,738	(26,453)	(341.9)%

Loss before income tax	$(35,175)	$(17,082)	$18,093	105.9%
N.M. - Not meaningful

Revenues from Golf Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Revenues from golf operations increased by $6.9 million primarily due to increases of: (i) $7.4 million in management contract reimbursements reported under the new revenue standard adopted on January 1, 2018, (ii) $2.3 million of improvements in the Traditional Golf business including member growth and range revenue, (iii) $0.7 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, partially offset by decreases of (iv) $3.0 million related to fewer Traditional Golf properties owned or operated in 2018, and (v) $0.5 million related to unfavorable weather conditions primarily in California.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Revenues from golf operations increased by $22.7 million primarily due to increases of: (i) $18.2 million due to management contract reimbursements reported under the new revenue standard adopted on January 1, 2018, (ii) $7.6 million of improvements in the Traditional Golf business including member growth, green fee, range and cart rental revenue, (iii) $1.6 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, partially offset by a decrease of $4.7 million related to fewer Traditional Golf properties owned or operated in 2018.

Sales of Food and Beverages

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Sales of food and beverages decreased by $1.2 million primarily due to decreases of: (i) $1.5 million due to fewer Traditional Golf properties owned or operated in 2018, (ii) $0.5 million related to a reduction in events at Traditional Golf properties, partially offset by $0.8 million in sales at our Entertainment Golf venue opened in Orlando, Florida in 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Sales of food and beverages increased by $0.2 million primarily due an increase of $1.8 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, partially offset by a decrease of $1.6 million due to fewer Traditional Golf properties owned or operated in 2018.

Operating Expenses

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Operating expenses increased by $6.9 million primarily due to increases of: (i) $7.4 million in management contract expenses reported under the new revenue standard adopted on January 1, 2018, (ii) $1.8 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, (iii) $2.1 million in the Traditional Golf business primarily related to increased water usage and increased hourly wages, partially offset by a decrease of $4.4 million due to fewer Traditional Golf properties owned or operated in 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Operating expenses increased by $18.8 million primarily due to increases of: (i) $18.2 million in management contract expenses reported under the new revenue standard adopted on January 1, 2018, (ii) $3.6 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, (iii) $6.0 million in the Traditional Golf business including increased water usage, property repairs, property taxes and insurance, (iv) $2.9 million in the Traditional Golf Business including increased hourly wages and benefits, partially offset by decreases of (v) $7.3 million due to fewer Traditional Golf properties owned or operated in 2018 and (v) $4.6 million of net insurance recoveries at one Traditional Golf property.

Cost of Sales - Food and Beverages

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Cost of sales - food and beverages decreased by $0.5 million primarily due to fewer Traditional Golf properties owned or operated in 2018 partially offset by our Entertainment Golf venue opened in Orlando, Florida in 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Cost of sales - food and beverages decreased by $0.3 million primarily due to fewer Traditional Golf properties owned or operated in 2018 partially offset by our Entertainment Golf venue opened in Orlando, Florida in 2018.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

General and administrative expense increased by $2.0 million primarily due to payroll-related expenses as a result of the Internalization effective January 1, 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

General and administrative expense increased by $6.9 million primarily due to payroll-related expenses as a result of the Internalization effective January 1, 2018.

Management Fee to Affiliate

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Management fee to affiliate decreased by $2.7 million due to the Internalization effective January 1, 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Management fee to affiliate decreased by $8.0 million due to the Internalization effective January 1, 2018.

Depreciation and Amortization

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Depreciation and amortization decreased by $1.7 million primarily due to discontinuation of depreciation on the Traditional Golf real estate assets classified as held-for-sale in March 2018, partially offset by depreciation on assets placed into service at our Entertainment Golf venue in Orlando, Florida.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Depreciation and amortization decreased by $3.6 million primarily due to discontinuation of depreciation on the Traditional Golf real estate assets classified as held-for-sale in March 2018, partially offset by depreciation on assets placed into service at our Entertainment Golf venue in Orlando, Florida.

Pre-Opening Costs

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

There was no significant change in pre-opening costs.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Pre-opening costs increased by $1.9 million primarily due to: (i) additional expenses incurred, such as payroll and related costs, prior to the opening of the Entertainment Golf venue in Orlando in April 2018 and (ii) rent expense for two additional Entertainment Golf venues.

Impairment

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Impairment increased by $4.1 million primarily due to impairment on two Traditional Golf properties that were reclassified as held-for-sale in March 2018.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Impairment increased by $5.6 million primarily due to impairment on three Traditional Golf properties that were reclassified as held-for-sale in March 2018.

Realized and Unrealized (Gain) Loss on Investments

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Realized and unrealized (gain) loss on investments decreased by $0.4 million. During the three months ended September 30, 2018, we recorded an unrealized loss of $0.1 million on the mark-to-market value of derivatives. During the three months ended September 30, 2017, we recorded an unrealized loss of $1.8 million on the mark-to-market on the value of derivatives and a realized loss of $0.2 million on the settlement of derivatives, offset by a gain of $2.3 million on the settlement of Agency RMBS.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Realized and unrealized (gain) loss on investments increased by $6.6 million. During the nine months ended September 30, 2018, we recorded an unrealized gain of $0.3 million on the mark-to-market value of derivatives. During the nine months ended September 30, 2017, we recorded a net realized loss of $0.4 million on the sale of agency RMBS, an unrealized loss of $0.6 million on the mark-to-market of agency RMBS, a realized loss of $4.7 million on the sale of derivatives and an unrealized loss of $0.7 million on the mark-to-market on the value of derivatives.

Interest and Investment Income

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Interest and investment income decreased by $8.0 million primarily due to decreases of: (i) $1.1 million interest income earned from agency RMBS which were sold in August 2017, (ii) $5.5 million on the accretion of discount recognized on a resorts-related loan, and (iii) $1.4 million of paid-in-kind ("PIK") interest earned on a resorts-related loan due to the full repayment in August 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Interest and investment income decreased by $21.3 million primarily due to decreases of: (i) $7.9 million in interest income earned from agency RMBS which were sold in August 2017, (ii) $5.5 million on the accretion of discount recognized on a resorts-related loan, (iii) $8.5 million of PIK interest earned on a resorts-related loan due to the full repayment in August 2017, partially offset by (iii) $0.6 million in interest earned on overnight cash deposits.

Interest Expense, Net

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Interest expense, net decreased by $0.5 million primarily due to a decrease in interest expense related to repurchase agreements on agency RMBS which were repaid in August 2017.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Interest expense, net decreased by $2.4 million primarily due to a decrease in interest expense related to repurchase agreements on agency RMBS which were repaid in August 2017.

Other (Loss) Income, Net

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

Other (loss) income, net decreased by $3.3 million primarily related to the disposal of assets in connection with a Traditional Golf lease termination.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

Other (loss) income, net decreased by $7.5 million primarily due to settlement of a legal dispute on a Traditional Golf property and the disposal of assets in connection with Traditional Golf lease terminations.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we believe we have sufficient assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next 12 months, we expect that our cash on hand combined with our other primary sources of funds for liquidity will be sufficient to satisfy our anticipated liquidity needs with respect to our current portfolio, including related financings, capital expenditures for our Traditional and Entertainment Golf businesses, working capital needs and operating expenses. However, we may have additional cash requirements with respect to incremental investments related to our Traditional Golf business and executing our strategic objectives for our Entertainment Golf business. In addition to our available cash, we may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings, equity offerings or other means. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations and capital expenditures, through our cash on hand and, if needed, additional borrowings, proceeds from equity offerings and the sale or refinancing of our assets. We continually monitor market conditions for financing opportunities, and at any given time, we may enter into or pursue one or more of the transactions described above.
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

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount on our real estate securities and loans (including the accrual of interest payable at maturity) and deferred financing costs, (ii) amortization of favorable and unfavorable leasehold intangibles from the acquisition of the Traditional Golf business in December 2013, (iii) accretion of the golf membership deposit liabilities in interest expense, (iv) recognition of deferred revenue from initiation fee deposits, (v) amortization of prepaid golf membership dues, (vi) gains and losses from sales of assets, (vii) other-than-temporary impairment on our investments, as well as impairments of Traditional Golf properties, (viii) unrealized gains or losses on our investments, (ix) non-cash gains or losses associated with our early extinguishment of debt, (x) non-cash gains on deconsolidation, and (xi) depreciation and amortization on our assets.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our real estate debt investments and golf-related real estate and operations. The Company has paid preferred dividends of $4.2 million thus far in fiscal year 2018, and our board of directors elected not to declare common stock dividends in the first nine months of fiscal year 2018 to retain capital for growth. For the nine months ended September 30, 2018, the Company reported net cash used in operating activities of $22.1 million, net cash used in investing activities of $41.6 million, net cash used in financing activities of $5.4 million, and cash and cash equivalents of $99.4 million as of September 30, 2018. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of September 30, 2018, we had $99.4 million of available cash, including $7.9 million for the Traditional Golf business. On August 2, 2018, we declared a quarterly preferred dividend of $1.4 million which was paid on October 31, 2018.

Short-term liquidity requirements – As of September 30, 2018, we expect our short-term liquidity requirements to include a total of approximately $75.0 to $85.0 million of capital expenditures for both our Drive Shack venues and Traditional Golf properties.

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

Debt Obligations

Our debt obligations including capital lease obligations, as summarized in Note 7 to our Consolidated Financial Statements included herein, existing at September 30, 2018 (gross of $0.9 million of discounts) had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2018 through December 31, 2018	$1,089	$—	$1,089
2019	107,552	—	107,552
2020	4,607	—	4,607
2021	3,294	—	3,294
2022	1,675	—	1,675
2023	608	—	608
Thereafter	200	51,004	51,204
Total	$119,025	$51,004	$170,029

Certain of the debt obligations are obligations of our consolidated subsidiaries which own the related collateral. In some cases, such collateral is not available to other creditors of ours.

Equity

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the three months ended	Paid	Series B	Series C	Series D
January 31, 2018	January 2018	$0.609	$0.503	$0.523
April 30, 2018	April 2018	$0.609	$0.503	$0.523
July 31, 2018	July 2018	$0.609	$0.503	$0.523
October 31, 2018	October 2018	$0.609	$0.503	$0.523

Accumulated Other Comprehensive Income

Our GAAP equity changes as our real estate securities portfolio is marked to market each quarter, among other factors. The primary causes of mark-to-market changes are changes in interest rates. Net unrealized gains on our real estate securities increased during the nine months ended September 30, 2018 in accumulated other comprehensive income primarily as a result of unrealized gains on our non-Agency RMBS caused by higher variable interest rates.

See “- Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.

Cash Flow

Operating Activities

Net cash used in operating activities was $22.1 million for the nine months ended September 30, 2018 and $15.0 million for the nine months ended September 30, 2017. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦	$1.8 million due to cash flows from operations from the first Entertainment Golf venue in Orlando

◦	$6.2 million due to lower management fees paid during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, as a result of the Internalization;

◦	$2.1 million due to lower general and professional fees paid during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017;

◦	$1.3 million due to lower income taxes paid during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017; and

◦	$0.7 million due to higher interest earned on overnight cash deposits.

•	Operating cash flows decreased by:

◦	$3.9 million in lower operating cash flows from Traditional Golf, primarily related to the legal dispute settled in July 2018;

◦	$7.4 million of payroll costs primarily due to the Internalization and increased employee hiring associated with the Entertainment Golf venue in Orlando; and

◦	$7.9 million in lower net interest proceeds primarily due to the sale of agency RMBS in August 2017.

Investing Activities

Investing activities used $41.6 million and provided $672.6 million during the nine months ended September 30, 2018 and 2017, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Traditional Golf properties and Entertainment Golf venues. Proceeds received from cash flows from investing activities consisted primarily of sale of property and equipment and repayments from loans and securities.

Financing Activities

Financing activities used $5.4 million and $615.7 million during the nine months ended September 30, 2018 and 2017, respectively. Proceeds received from cash flow from financing activities consisted primarily of borrowings under debt obligations, return of margin deposits to our repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, deposits made on margin calls related to our repurchase agreements and derivatives, the payment of financing costs, and the payment of common and preferred dividends.

Interest Rate Risk

We are subject to interest rate risk with respect to our credit facilities and corporate loan. These risks are further described in Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.”

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2018, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2017. In addition, we had the material contractual obligations described in Note 13 Commitments and Contingencies in Part I, Item 1. “Financial Statements."

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property and settled the dispute in July 2018. (see Part I, Item 1. "Financial Statements - Note 13 Commitments and Contingencies").

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

Risks Related to Our Business
We may not be able to retain members at our public and private Traditional Golf properties, and attract golf rounds played, which could have an adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to attract and retain members and other customers at our public and private Traditional Golf properties, attract golf rounds played and maintain or increase revenues generated from our Traditional Golf properties. Changes in consumer financial condition, leisure tastes and preferences, particularly those affecting the popularity of golf, and other social and demographic trends could adversely affect our business. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels at our Traditional Golf properties would have a material adverse effect on our business, financial condition and results of operations. If we cannot attract new members and other customers, retain our existing members and other customers, or maintain golf rounds played at our Traditional Golf properties, our financial condition and results of operations could be harmed.

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

These factors and other global, national and regional conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. Any one or more of these factors could negatively affect the sales volume and profitability of our memberships, services, food and beverages at our Traditional Golf properties and Entertainment Golf venues, and rounds played at our Traditional Golf properties.

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

We expect that a number of our Entertainment Golf venues will be located in areas where we have little or no meaningful operating experience. Those markets may have different competitive conditions, local regulatory requirements, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new venues to be less successful than we expect. In addition, we intend to establish Entertainment Golf venues outside of the United States. In addition to the risks posed by new markets generally, the operating conditions in overseas markets may vary significantly from those we have experienced in the past, including in relation to consumer preferences, regulatory environment, currency risk, the presence and cooperation of suitable local partners and availability of vendors or commercial and physical infrastructure, among others. There is no guarantee that we will be successful in integrating these new Entertainment Golf venues into our operations, achieving market acceptance, operating these properties profitably, and maintaining compliance with the rapidly changing business and regulatory requirements of new markets. If we are unable to do so, we could suffer a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2018, we operated multiple Traditional Golf properties in several metropolitan areas, including 30 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our properties and venues, including any occurrences of foodborne illnesses such as salmonella, E. coli, Norovirus, or hepatitis A. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our properties or related to food products we sell could negatively affect our sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our properties.

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

Our operations at our Traditional Golf properties and Entertainment Golf venues encompass and will continue to encompass, a large amount of real estate holdings, in the form of fee simple ownership and leasehold interests. Accordingly, we are subject to the risks associated with holding real estate investments. In addition, a prolonged decline in the popularity of golf could adversely affect the value of our real estate holdings in our Traditional Golf business and could make it difficult to sell facilities or businesses in our Traditional Golf segment.

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

We are engaged in the sale of the real estate that we own constituting a portion of our Traditional Golf properties, and we may from time to time decide to dispose of one or more of our other real estate assets. Because real estate holdings are relatively illiquid, we may not be able to dispose of one or more real estate assets on a timely basis. In some circumstances, sales may result in investment losses which could adversely affect our financial condition. The illiquidity of our real estate assets could mean that we continue to operate a facility that management has identified for disposition. Failure to dispose of a real estate asset in a timely fashion, or at all, could adversely affect our business, financial condition and results of operations, and impede our ability to fund our growth plans and access liquidity to be deployed in the operation of our business.

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

As a result of the revocation of our REIT election, effective January 1, 2017, we are no longer required by the REIT rules to make distributions of substantially all of our net taxable income. Our board of directors elected not to pay common stock dividends for 2017 and the first nine months of 2018 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

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

Sales of our common stock or other securities in the public or private market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. Under our certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of common stock and we are authorized to reclassify a portion of our authorized preferred stock into common stock, and there were 67,027,104 shares or our common stock outstanding as of November 1, 2018. We cannot predict the size of future issuances of our common stock or other securities or the effect, if any, that future sales and issuances would have on the market price of our common stock.

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

10.14	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.15	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Exhibit Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
† Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Sarah L. Watterson
Sarah L. Watterson
Chief Executive Officer and President

November 8, 2018

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer

November 8, 2018