Form 10-K
period 2018-12-31
Drive Shack Inc.
filed 2019-03-15
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 2018
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
Securities registered pursuant to Section 12(b) of the Act:

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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 29, 2018 (computed based on the closing price on the last business day of the registrant's most recently completed second quarter as reported on the NYSE) was: $457.3 million.

The number of shares outstanding of the registrant’s common stock was 67,027,104 as of March 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2019 Annual Meeting of Stockholders, to be filed within 120 days of fiscal year-end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the impact of any material transactions with FIG LLC (the former “Manager”) or one of its affiliates, including the termination of our management agreement and the transition services agreement and the impact of any actual, potential or predicted conflicts of interest; and

•
other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission, which we refer to in this Annual Report on Form 10-K, as the SEC.

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

DRIVE SHACK INC.
FORM 10-K
INDEX

PART I
Item 1. Business.
Overview
Drive Shack Inc., which we refer to in this Annual Report on Form 10-K, together with its subsidiaries, as Drive Shack Inc. the Company, we and us, is a leading owner and operator of golf-related leisure and entertainment businesses. The Company conducts its business through three segments: Entertainment Golf venues, Traditional Golf properties and corporate. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol as DS.

•	Entertainment Golf | Drive Shack
Drive Shack is an entertainment company that combines golf, competition, dining and fun. Drive Shack plans to open a chain of next-generation dining and entertainment golf venues across the United States and internationally, with each venue featuring multiple stories of hitting suites where friends, family, co-workers or complete strangers may compete in technologically-enhanced golf games. Consumers who are seeking a good time, but not looking to participate in the game, are able to spectate, watch television and engage in other leisure activities from one of Drive Shack’s restaurant or lounge areas. Drive Shack opened its inaugural venue in Orlando, Florida on April 7, 2018.

•	Traditional Golf | American Golf
American Golf is one of the largest owners and operators of golf properties in the United States. As of December 31, 2018, we owned, leased or managed 66 properties across 11 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 45,000 members, who played over 3.7 million rounds at our properties during 2018.
American Golf was acquired by the Company in December 2013, when the Company restructured an existing mezzanine debt investment related to NGP Realty Sub, L.P. and American Golf Corporation, which we refer to together, as American Golf. As part of the restructuring, the Company acquired the equity of American Golf’s indirect parent, AGC Mezzanine Pledge LLC.
Our operations are organized into three principal categories: (1) Public Properties, (2) Private Properties and (3) Managed Properties.
Public Properties.   Our 41 leased or owned public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.
Private Properties.   Our eight leased or owned private properties are open to members only and generate revenues principally through initiation fees, membership dues, food, beverage and merchandise sales, and guest fees. Amenities at these courses typically include practice facilities, full service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.
Managed Properties. Our 17 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  American Golf utilizes its decades of experience to provide sophisticated, full-scale golf course operations expertise to municipal and private owners. We recognize revenue from each of these properties in an amount equal to its management fee. In accordance with the new revenue standard (see Note 3 in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information), certain operating costs incurred by us at the managed properties and the reimbursements of those operating costs by the owner of the managed property are now recognized in operating expenses and revenue from golf operations, respectively. The reimbursements are equal to the reimbursed operating costs and therefore this change will have no net impact to the Company’s operating income (loss).

For a further discussion of our reportable segments in addition to financial results, see Note 4 in Part II, Item 8. “Financial Statements and Supplementary Data.” See Note 12 in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information about transactions with affiliates and affiliated entities.

Developments in 2018

Entertainment Golf - Opened Inaugural Venue, Announced Additional Venues

In April 2018, the Company opened its first entertainment golf venue, a three-story, innovative driving range and entertainment and dining venue in Orlando, Florida.

The Company continued development of three additional venues in Richmond, Virginia; Raleigh, North Carolina and West Palm Beach, Florida with planned openings in 2019.

The Company announced plans to develop two additional venues in New York, New York and New Orleans, Louisiana.

Traditional Golf - Property Updates

In September 2017, Hurricane Irma caused significant damage to a Traditional Golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and reopened prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company has incurred $5.5 million in property repair costs related to Hurricane Irma of which $1.3 million was incurred in 2018. The Company was reimbursed $2.0 million and $3.0 million by the insurer in 2017 and 2018, respectively.

During 2018, the Company exited three leased properties and one managed property and converted one leased property to a managed property. See Note 5 in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

In July 2018, the Company sold a private golf property in Georgia for a sale price of $3.5 million resulting in net proceeds of $3.2 million after adjusting for liabilities assumed by the buyer, primarily related to prepaid dues. In December 2018, the Company sold an additional 12 golf properties for net proceeds of $73.5 million. The sale included: one public and seven private golf properties in California, public golf properties in Georgia and Tennessee, and private golf properties in Oregon and Idaho. The proceeds from the sale plus cash on hand were used to prepay a $102.0 million term loan secured by mortgages on the Company's golf properties. The Company entered into management agreements with the buyers of six of the private golf properties in California and the private golf properties in Oregon and Idaho to continue to manage the properties following the sales.

Corporate - Additions to the Management Team

In November 2018, the Company added new members to the management team. Kenneth A. May and David M. Hammarley joined the Company as Chief Executive Officer and Chief Financial Officer, respectively. Mr. May is a proven innovator and operator in the entertainment golf business, and Mr. Hammarley has diverse financial leadership experience in the hospitality industry.

Policies with Respect to Certain Other Activities

Subject to the approval of our board of directors, we have the authority to offer our common stock or other equity or debt securities to raise cash financing, in exchange for property and to repurchase or otherwise reacquire our shares or any other securities and may engage in such activities in the future. We also may make loans to, or provide guarantees of certain obligations of, our subsidiaries. We may engage in the purchase and sale of investments. Our officers and directors may change any of these policies and any investment guidelines without a vote of our stockholders. Our board of directors has the authority, without stockholder approval (subject in certain cases to NYSE shareholder approval requirements), to issue additional common stock or preferred stock in any manner and on such terms and for such consideration it deems appropriate, including in exchange for cash or property.

Competition

We operate in a highly competitive industry, and compete primarily on the basis of reputation, location and the perceived value of our properties and facilities. Our ability to compete with other golf and dining and entertainment facilities directly affects our ability to succeed.

In addition, we are subject to significant competition in seeking investments to enhance our business. We compete with other companies, including real estate, golf, leisure and dining and entertainment companies and private equity firms. Some of our competitors have greater resources than we possess, or have superior access to capital or various types of financing than are available to us, and we may not be able to compete successfully for investments to enhance our business or provide attractive investments returns relative to our competitors. In addition, we cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any targeted benefits from acquisitions, investments or alliances intended to enhance our business.

We also compete for discretionary leisure and entertainment spending with other types of recreational and entertainment facilities, including entertainment retail and restaurants. Some of these establishments exist in multiple locations, and we may also face competition in the future from new or expanded entertainment retail concepts that are similar to ours.

For more information about the competition we face generally and in our Entertainment and Traditional Golf businesses specifically, see Part I, Item 1A. “Risk Factors—Risks Related to Our Business—Competition in the industry in which we operate could have a material adverse effect on our business and results of operations.”
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

Government Regulation of Our Business

Our properties and operations are subject to a number of environmental laws. As a result, we may be required to incur costs to comply with the requirements of these laws, such as those relating to water resources, discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by regulated materials. Under these and other environmental requirements, we may be required to investigate and clean up hazardous or toxic substances or chemical releases from currently owned, formerly owned or operated facilities.

Environmental laws typically impose cleanup responsibility and liability on a property owner without regard to whether the property owner knew of or caused the presence of the contaminants. We may use certain substances and generate certain wastes that may be deemed hazardous or toxic under such laws, and from time to time have incurred, and in the future may incur, costs related to cleaning up contamination resulting from historic uses by us or by previous owners of certain of our current or former properties or our treatment, storage or disposal of wastes at facilities owned by others. Our facilities are also subject to risks associated with mold, asbestos and other indoor building contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair our ability to use, transfer or obtain financing for our property. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental laws and regulations.

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

Our facilities and operations are subject to the Americans with Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008, which we refer to in this Annual Report on Form 10-K, as the ADA. The ADA generally requires that we remove architectural barriers when readily achievable so that our facilities are made accessible to people with disabilities. In addition, the ADA Amendments Act of 2008, included additional compliance requirements for golf facilities and recreational areas. Noncompliance could result in imposition of fines or an award of damages to private litigants. Federal legislation or regulations may further amend the ADA to impose more stringent requirements with which we would have to comply.

We are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. For instance, we must comply with provisions regulating equal employment, wage and hour practices and licensing requirements and regulations for the sale of food and alcoholic beverages.

Taxation

On February 23, 2017, the Company revoked its election to be treated as a real estate investment trust, or a REIT, effective January 1, 2017. The Company operated in a manner intended to qualify as a REIT for federal income tax purposes through December 31, 2016. Since January 1, 2017, we have generally been subject to federal and state income tax on our taxable income at regular corporate rates, and distributions to stockholders declared on or after January 1, 2017 are not deductible by us in computing our taxable income. Any such corporate tax liability could be substantial, including due to certain deferred cancellation of indebtedness income. Although we have net operating loss carryforwards that may be available to reduce our taxable income for U.S. federal and state income tax purposes and thereby reduce such tax liability, a portion of such carryforwards may be limited in its use due to certain provisions of the Internal Revenue Code, which we refer to in this Annual Report on Form 10-K as the Code. Therefore, no assurances can be given that those losses will remain usable or will not become subject to limitations (including the "ownership change" provisions under Section 382 of the Code). In particular, if the Company has undergone or were to undergo an “ownership change” for purposes of Section 382 of the Code, the Company could incur materially greater tax liability than if the Company had not undergone such an ownership change. For additional information, see Part I, Item 1A. “Risk Factors—Risks Related to our Tax Status and the 1940 Act.”

On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to in this Annual Report on Form 10-K, as the Tax Act was signed into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates and eliminating the alternative minimum tax, or the AMT for corporate taxpayers. The Company accounted for the effects of the Tax Act for the year ended December 31, 2017 which relates to the re-measure of deferred tax assets and liabilities due to the reduction in the corporate income tax rate and has booked a non-recurring income tax receivable in the amount of $0.6 million due to refundable AMT credits. See Note 14 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

Employees

Entertainment Golf

As of December 31, 2018, there were approximately 175 employees at our entertainment golf venues, consisting primarily of hourly employees. Our employees are not unionized. We believe we have a good working relationship with our employees, and our business has not experienced interruptions as a result of labor disputes.

Traditional Golf

As of December 31, 2018, there were approximately 3,700 employees at our golf facilities, consisting primarily of hourly employees. Other than a small group of golf course maintenance staff at one of our clubs, our employees are not unionized. We believe we have a good working relationship with our employees, and our business has not experienced interruptions as a result of labor disputes.

Corporate

As of December 31, 2018, there were 48 employees at our corporate headquarters in New York. Our employees are not unionized. We believe we have a good working relationship with our employees, and our business has not experienced interruptions as a result of labor disputes.

Corporate Governance and Internet Address

We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of directors consists of a majority of independent directors under the NYSE listing standards. The Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors are composed exclusively of independent directors. We have adopted corporate governance guidelines and a code of business conduct and ethics, which delineate our standards for our directors, officers and employees.

Where Readers Can Find Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, which we refer to in this Annual Report on Form 10-K as the Exchange Act, with the SEC. Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site for our stockholders and other interested parties is http://ir.driveshack.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations—Corporate Governance” section are charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A. Risk Factors

Certain factors may have a material risk on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties below, in addition to other information contained in this Annual Report on Form 10-K. Additional risks that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business and Industry

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

These factors and other global, national and regional conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. Any one or more of these factors could negatively affect the sales volume and profitability of our memberships, services, food and beverages at our Entertainment Golf venues and Traditional Golf properties, and rounds played at our Traditional Golf properties.

In addition, during such periods of adverse economic conditions, we may experience increased rates of resignations of existing members, a decrease in the rate of new member enrollment, a decrease in golf rounds played or reduced spending on our Entertainment and Traditional Golf properties, any of which may result in, among other things, financial losses and decreased revenues.

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

A key element of our growth strategy is to develop and open Entertainment Golf venues, and we have indicated that we expect to open three to six new sites in 2020 and 2021. We opened our first venue in April 2018, and we have identified a number of locations for potential future Entertainment Golf venues: including in Raleigh, North Carolina; West Palm Beach, Florida and Richmond, Virginia, each of which we expect to open in 2019. In addition, we have announced our intentions to open between 3 and 6 new Entertainment Golf venues in 2020 and between 5 and 10 new Entertainment Golf in 2021 and in future years. Our ability to fund, develop and open these venues on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including but not limited to our ability to:

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
In addition, the successful execution of our growth strategy depends on our ability to compete effectively with others within the entertainment golf space, including more established entrants in the market with a longer operating history, and other forms of entertainment and leisure activities. It is difficult to predict and prepare for rapid changes in consumer demand that could materially alter public preferences for different forms of entertainment and leisure activities. Failure to adequately identify and adapt to these competitive pressures could negatively impact our business.

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

The Entertainment Golf market is highly competitive and includes competition on a local and regional level with restaurants, dining and social clubs and other entertainment attractions including movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and theme parks. Many of the entities operating these businesses are larger and better capitalized, have a greater number of stores, have been in business longer and are better established with stronger name recognition in the markets where our Entertainment Golf venues are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our venues. The legalization of casino and sports gambling in geographic areas near any current or future venues would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery.

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

Unusual weather patterns and extreme weather events, as well as forecasts of bad or mixed weather conditions or periodic and quasi-periodic weather patterns, could adversely affect the value of our golf courses or negatively impact our business and results of operations in our Entertainment and Traditional Golf segments.

Our Entertainment and Traditional Golf businesses are subject to unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, which could negatively affect the income generated by our properties. Because our Entertainment and Traditional Golf businesses are primarily outdoors, attendance at our facilities could be adversely affected by forecasts of bad weather conditions since individuals may instead choose to participate in indoor activities.

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

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our properties and venues, including any occurrences of foodborne illnesses such as salmonella, E. coli, Norovirus, or hepatitis A. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our properties or related to food products we sell could negatively affect our sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our properties. Further, any instances of food contamination, whether or not at our facilities, could subject us or our suppliers to a food recall, including pursuant to regulations of the United States Food and Drug Administration’s under the Food Safety Modernization Act.

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

We are subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, gratuity policies, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits may be threatened or instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations.

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

In our Traditional Golf segment, our most significant operating costs, other than labor, are our cost of goods, water, utilities, rent and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control. Increases in operating costs due to inflation, commodity prices and other factors may not be directly offset by increased revenue. Our cost of goods such as food and beverage costs account for a significant portion of our total property-level operating expense in our Entertainment and Traditional Golf segments. If our cost of goods increased significantly and we are not able to pass along those increased costs to our members in the form of higher prices or otherwise, our operating margins would decrease, which would have an adverse effect on our business, financial condition and results of operations.

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

Our operations at our Entertainment Golf venues and Traditional Golf properties encompass and will continue to encompass, a large amount of real estate holdings, in the form of fee simple ownership and leasehold interests. Accordingly, we are subject to the risks associated with holding real estate investments. In addition, a prolonged decline in the popularity of golf could adversely affect the value of our real estate holdings in our Traditional Golf business and could make it difficult to sell facilities or businesses in our Traditional Golf segment.

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

Our success depends on our ability to attract and retain members and other customers at our public and private Traditional Golf properties, attract golf rounds played and maintain or increase revenues generated from our Traditional Golf properties. Changes in consumer financial condition, leisure tastes and preferences, particularly those affecting the popularity of golf, and other social and demographic trends could adversely affect our business. Significant periods where attrition rates exceed enrollment rates or where facilities usage is below historical levels at our Traditional Golf properties would have a material adverse effect on our business, financial condition and results of operations. A portion of our member base may not regularly use our facilities and may be more likely to cancel their membership. Factors that could lead to a decrease in membership include a decline in our ability to deliver quality service at our current membership prices, a decrease in public interest in the sport of golf, and direct and indirect competition in our industry. If we cannot attract new members and other customers, retain our existing members and other customers, or maintain golf rounds played at our Traditional Golf properties, our financial condition and results of operations could be harmed.

We have significant operations concentrated in certain geographic areas, and any disruption in the operations of our properties in any of these areas could harm our results of operations.

As of December 31, 2018, we operated multiple Traditional Golf properties in several metropolitan areas, including 29 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Seasonality may adversely affect our business and results of operations.

Seasonality can affect our results of operations in the Entertainment and Traditional Golf businesses. Usage of Traditional Golf properties tends to decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. As a result, we expect the Traditional Golf business to generate a disproportionate share of its annual revenue in the second and third quarters of each year. Accordingly, our Traditional Golf business is especially vulnerable to events that may negatively impact its operations during the second and third quarters, when guest and member usage is highest. In addition, although we have not experienced a full year of operations in the Entertainment Golf business, we expect that our results could be significantly impacted on a season-to-season basis. For this reason, a quarter-to-quarter comparison may not be a good indicator of our current and/or future performance.

If the owner for any of our managed Traditional Golf properties defaults on its obligation to pay us our management fee under the management contract, we may not obtain the full amount, or any, of the revenue associated with that contract.

Our 17 managed Traditional Golf properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  If any property owner defaults on its obligation to pay us the management fee that we are entitled to receive under the management for the property, we are at risk of losing some or all of the revenue associated with that management agreement. In addition, we may decide to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect may be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement, which may result in, among other things, financial losses and decreased revenues.

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

We must regularly expend capital to construct, open, maintain and renovate the Entertainment and Traditional Golf properties that we own in order to remain competitive, pursue our business strategies, maintain and build the value and brand standards of our properties and comply with applicable laws and regulations. We must also periodically upgrade or replace the furniture, fixtures and equipment necessary to operate our business. These efforts are subject to a number of risks, including:

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

There are inherent risks of accidents or injuries at our properties or in connection with our operations, including injuries from premises liabilities such as slips, trips and falls. If accidents or injuries occur at any of our properties, we may be held liable for costs related to such incidents. We maintain insurance of the type and in the amounts that we believe are commercially reasonable and that are available to businesses in our industry, but there can be no assurance that our liability insurance will be adequate or available at all times and in all circumstances. There can also be no assurance that the liability insurance we have carried in the past was adequate or available to cover any liability related to previous incidents. The expansion of social media over recent years to report such incidents could increase the impact of the resulting negative publicity on our business. Our business, financial condition and results of operations could be harmed to the extent claims and associated expenses resulting from accidents or injuries exceed our insurance recoveries.

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
Our ability to continue to procure certain materials is important to our business strategy for developing, redeveloping or renovating our venues. The number of suppliers from which we can purchase our materials is limited. In addition, the materials necessary to construct Entertainment Golf venues are subject to price fluctuation. To the extent that the number of suppliers declines, or the price of materials necessary to construct our Entertainment Golf venues increases, we could be subject to the risk increased capital expenditure costs, of distribution delays, pricing pressure, lack of innovation and other associated risks which could adversely affect our business, financial condition or results of operations.
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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which in the case of our business, may include personal identifying information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations. If our incident response and disaster recovery plans do not resolve these issues in an efficient manner, remediation of these problems could result in significant, unexpected capital expenditures.

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

Many of our investments are illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions, these illiquid investments may be difficult to sell to generate cash to meet our needs and we may not realize the value at which such investments are carried if we are required to dispose of them.

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

Our real estate securities have historically been valued based primarily on third-party quotations, which are subject to significant variability based on the liquidity and price transparency created by market trading activity. In the past, dislocation in the trading markets has reduced the trading for many real estate securities, resulting in less transparent prices for those securities. During such times, it is more difficult for us to sell many of our assets because, if we were to sell such assets, we would likely not have access to readily ascertainable market prices when establishing valuations of them. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

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

We completed the spin-off of New Residential Investment Corp. which we refer to in this Annual Report on Form 10-K as New Residential, in May 2013. The terms of the agreements related to the spin-off of New Residential, including a separation and distribution agreement dated April 26, 2013 (the “NRZ Separation and Distribution Agreement”) between us and New Residential and a management agreement between our Manager and New Residential, were not negotiated among unaffiliated third parties. Such terms were proposed by our officers and other employees of our Manager and approved by our board of directors. As a result, these terms may be less favorable to us than the terms that would have resulted from negotiations among unaffiliated third parties.

In the NRZ Separation and Distribution Agreement, we have agreed to indemnify New Residential and its affiliates and representatives against losses arising from: (a) any liability related to our junior subordinated notes due 2035; (b) any other liability that has not been defined as a liability of New Residential; (c) any failure by us and our subsidiaries (other than New Residential and its subsidiaries), which we refer to in this Annual Report on Form 10-K collectively as the Newcastle Group, to pay, perform or otherwise promptly discharge any liability listed under (a) and (b) above in accordance with their respective terms, whether prior to, at or after the time of effectiveness of the NRZ Separation and Distribution Agreement; (d) any breach by any member of the Newcastle Group of any provision of the NRZ Separation and Distribution Agreement and any agreements ancillary thereto (if any), subject to any limitations of liability provisions and other provisions applicable to any such breach set forth therein; and (e) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the information statement or the registration statement of which the information statement is a part that relates solely to any assets owned, directly or indirectly by us, other than New Residential’s initial portfolio of assets. Any indemnification payments that we may be required to make could have a significantly negative effect on our liquidity and results of operations.

We completed the spin-off of New Senior Investment Group Inc., which we refer to in this Annual Report on Form 10-K as New Senior, in November 2014. The terms of the separation and distribution agreement dated October 16, 2014 between us and New Senior are substantially similar to the terms of the NRZ Separation and Distribution Agreement and therefore subjects us to similar risks.

Risks Related to Our Stock

We may be unable—or elect not—to pay dividends on our common or preferred stock in the future, which would negatively impact our business in a number of ways and decrease the price of our common and preferred stock.

As a result of the revocation of our REIT election, effective January 1, 2017, we are no longer required by the REIT rules to make distributions of substantially all of our net taxable income. Our board of directors elected not to pay common stock dividends for 2017 and 2018 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

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

The ownership change we experienced in January 2013 (and any subsequent ownership changes) could materially increase our income tax liability. As described above, the ownership change we experienced in January 2013 resulted in a limitation on our use of net operating losses and net capital loss carryforwards. These limitations could result in us incurring materially greater tax liability than if we had not undergone such an ownership change.

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

In November 2018, our board of directors adopted a Tax Benefits Preservation Plan in an effort to protect against a possible limitation on our ability to use our net operating losses and net capital loss carryforwards by discouraging investors from acquiring ownership of our common stock in a manner that could trigger an “ownership change” for purposes of Sections 382 and 383 of the Code. Under the terms of the Tax Benefits Preservation Plan, in general, if a person or group acquires beneficial ownership of 4.9% or more of the outstanding shares of our Common Stock without prior approval of our board of directors or without meeting certain exceptions (an “Acquiring Person”), the rights would become exercisable and our stockholders (other than the Acquiring Person) will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. As a result, the Tax Benefits Preservation Plan may have the effect of inhibiting or impeding a change in control not approved by our board of directors and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our board of directors may consent to certain transactions, the Tax Benefits Preservation Plan gives our board of directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. There can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

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

For the 2017 and 2018 taxable years and future years (and for any prior year if we were to fail to qualify as a REIT in such year), we are generally subject to federal income tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial. Our decision to revoke our REIT election could also have other effects on any given stockholder, depending on its particular circumstances. For example, certain foreign investors that own large positions in our stock may be subject to less favorable rules under the Foreign Investment in Real Property Tax Act of 1980 following the revocation of our REIT election. Stockholders are urged consult their tax advisors regarding the effects to them of the revocation of our REIT elections in light of their particular circumstances.

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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments received more than 180 days prior to December 31, 2018.

Item 2. Properties.

Drive Shack Inc. leases principal executive and administrative offices located at 111 W. 19th Street, New York, NY 10011.

Entertainment Golf leases property for our Drive Shack Orlando location at 7285 Corner Drive, Orlando, FL 32827.

Our Traditional Golf executive office is located at 909 North Pacific Coast Hwy., Suite 650, El Segundo, CA 90245.

As of December 31, 2018, we own, lease or manage 66 golf properties located in 11 states, as shown in the following table by location, category and number of golf holes.

Owned Properties

Property Name	City	State	Category	Golf Holes
Bear Creek	Woodinville	WA	Private	18
Beaver Brook	Annandale	NJ	Public	18
Bradshaw Farm	Woodstock	GA	Public	27
Casta Del Sol	Mission Viejo	CA	Public	18
Gettysvue	Knoxville	TN	Private	18
Lomas Santa Fe (Executive)	Solana Beach	CA	Public	18
Marbella	SJ Capistrano	CA	Private	18
Rancho San Joaquin	Irvine	CA	Public	18
Rancocas	Willingboro	NJ	Public	18
Summitpointe	Milpitas	CA	Public	18
Tanoan	Albuquerque	NM	Private	27
Trophy Club of Atlanta	Alpharetta	GA	Public	18
Vista Valencia	Valencia	CA	Public	27

Leased Properties

Property Name	City	State	Category	Golf Holes
Buffalo Creek	Heath	TX	Public	18
Chester Washington	Los Angeles	CA	Public	18
Clearview	Bayside Queens	NY	Public	18
Coyote Hills	Fullerton	CA	Public	18
Diamond Bar	Diamond Bar	CA	Public	18
Dyker Beach	Brooklyn	NY	Public	18
El Dorado	Long Beach	CA	Public	18
Heartwell	Long Beach	CA	Public	18
Knollwood	Granada Hills	CA	Public	18
La Mirada	La Mirada	CA	Public	18
La Tourette	Staten Island	NY	Public	18
Lake Forest	Lake Forest	CA	Public	9
Lake Tahoe	S. Lake Tahoe	CA	Public	18
Lakewood	Lakewood	CA	Public	18
Lely	Naples	FL	Private	54
Los Coyotes	Buena Park	CA	Private	27
Los Verdes	Rancho PV	CA	Public	18
Mission Trails	San Diego	CA	Public	18
Monarch Bay	San Leandro	CA	Public	27
Mountain Meadows	Pomona	CA	Public	18
MountainGate	Los Angeles	CA	Private	27
National City	National City	CA	Public	9
Pelham Split Rock	Bronx	NY	Public	36
Recreation Park 18	Long Beach	CA	Public	18
Recreation Park 9	Long Beach	CA	Public	9
San Dimas	San Dimas	CA	Public	18
Saticoy	Ventura	CA	Public	9
Scholl Canyon	Glendale	CA	Public	18
Sea Cliff	Huntington Bch	CA	Private	18
Skylinks	Long Beach	CA	Public	18
South Shore	Staten Island	NY	Public	18
Tecolote Canyon	San Diego	CA	Public	18
Tilden Park	Berkeley	CA	Public	18
Vineyard at Escondido	Escondido	CA	Public	18
Waterview	Rowlett	TX	Public	18
Whittier Narrows	Rosemead	CA	Public	27

Managed Properties

Property Name	City	State	Category	Golf Holes
Fullerton	Fullerton	CA	Public	18
Brookside	Pasadena	CA	Public	36
Canyon Oaks	Chico	CA	Private	18
El Camino	Oceanside	CA	Private	18
Monterey	Palm Desert	CA	Private	27
Palm Valley	Palm Desert	CA	Private	36
Sunset Hills	Thousand Oaks	CA	Private	18
Wood Ranch	Simi Valley	CA	Private	18
Oregon Golf Club	West Linn	OR	Private	18
Plantation	Boise	ID	Private	18
John A White	Atlanta	GA	Public	9
Lomas Santa Fe	Solana Beach	CA	Private	18
Paradise Knolls	Riverside	CA	Public	18
Santa Clara	Santa Clara	CA	Public	18
Tustin Ranch	Tustin	CA	Public	18
Westchester	Los Angeles	CA	Public	18
Yorba Linda	Yorba Linda	CA	Private	18

We maintain our properties in good condition and believe that our current facilities are adequate to meet the present needs of our business. We do not believe any individual property is material to our financial condition or results of operations.

Item 3. Legal Proceedings.

We exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property and settled the dispute in July 2018. (See Part II, Item 8. "Financial Statements and Supplementary Data - Note 13 Commitments and Contingencies").

In 2019, a former employee filed a class action complaint against the Company alleging that our Traditional Golf properties in the State of New York did not comply with state wage and hour laws. (See Part II, Item 8. "Financial Statements and Supplementary Data - Note 16 Subsequent Events").

We are and may become involved in legal proceedings, including but not limited to regulatory investigations and inquiries, in the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, regulatory investigation or inquiry, in the opinion of management, we do not expect our current or threatened legal proceedings to have a material adverse effect on our business, financial position or results of operations. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our business, financial position or results of operations.

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
The following graph compares the cumulative total return for the Company’s common stock (stock price change plus reinvested dividends) with the comparable return of four indices: NAREIT All REIT, Russell 2000, NAREIT Mortgage REIT and S&P 500. The graph assumes an investment of $100 in the Company’s common stock and in each of the indices on December 31, 2013, and that all dividends were reinvested. The past performance of the Company’s common stock is not an indication of future performance. The Company’s historical stock price has been adjusted to take into consideration the impact of the spin-off of New Media Investment Group Inc., which we refer to in this Annual Report on Form 10-K as New Media, in February 2014 and New Senior in November 2014.  The Company’s share price has also been adjusted to take into consideration the impact of the 1-for-3 reverse stock split in August 2014 and the 1-for-2 reverse stock split in October 2014.
We have one class of common stock, which has been listed and is traded on the NYSE under the symbol “DS” since our initial public offering in October 2002.

Our board of directors elected not to pay common stock dividends for 2017 and 2018 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. We may declare quarterly distributions on our preferred stock at the discretion of our board of directors. The Company declared and paid preferred dividends in the amount of $5.6 million for both 2017 and 2018.

On March 1, 2019, the closing sale price for our common stock, as reported on the NYSE, was $4.47. As of March 1, 2019, there were approximately 20 record holders of our common stock. This number does not reflect the beneficial owners of shares held in nominee name by record holders on their behalf.

Nonqualified Option and Incentive Award Plans

See Note 11 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information.

Equity Compensation Plan Information

The following table summarizes certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2018:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	862,601		$1.00		—
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	2,893,078		2.45		25,820	(D)
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	765,416		4.01		—	(E)
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan	333		3.78		—	(F)
Drive Shack Inc. 2018 Omnibus Incentive Plan	184,787	(A)	5.44	(C)	1,146,422	(G)
Total Approved	4,706,215	(B)	$2.52	(C)	1,172,242

Equity Compensation Plans Not Approved by Security Holders:
November 2013 Manager Option Award	489,148	$3.57	—
2018 Employment Inducement Award	3,296,209	5.44	—
Total Not Approved	3,785,357	$5.20	—

See notes to table below.

(A)
Includes (i) 130,146 options granted to our officers and (ii) 54,641 RSUs granted to our directors, other than Mr. Wesley R. Edens, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2018 Plan.

(B)
Includes options relating to (i) 2,216,105 shares held by an affiliate of the former Manager; (ii) 2,304,990 shares granted to the former Manager and assigned to certain of Fortress’s former employees, (iii) 333 options and 54,641 RSUs granted to our directors, other than Mr. Edens, and (iv) 130,146 options granted to our officers.

(C)	Represents the weighted average exercise price of the 130,146 options reported in column (a), does not include the 54,641 RSUs.

(D)
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

(E)
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

(G)
The maximum available for issuance is 1,339,542 in the aggregate from May 25, 2018 - May 24, 2019, out of a total of 6,697,710 in the aggregate over the entire five-year term of the 2018 Plan. The number of securities remaining available for issuance during this period is net of (i) an aggregate of 130,146 options granted to our officers, (ii) 8,333 shares granted to a certain director under the Director Stock Program and (iii) 54,641 RSUs granted to our directors, other than Mr. Edens, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2018 Plan.

Material Features of the Equity Compensation Plans Not Approved by Security Holders

November 2013 Manager Option Award

In November 2013, options to acquire a total of 489,148 shares of the Company’s common stock were granted to an affiliate of the former Manager as compensation to the former Manager for its successful efforts in raising capital for the Company. The options have a per-share exercise price of $3.57. The options were fully vested on the date of grant and became exercisable over a 30-month period in equal monthly installments beginning on the first of each month following the month in which the options were granted.

2018 Employment Inducement Award

The Company’s Chief Executive Officer, or the CEO, received a grant of options to acquire a total of 3,296,209 shares of the Company’s common stock, effective as of November 12, 2018, that were not granted under an equity compensation plan approved by security holders. The options have a per-share exercise price of $5.44. The options are generally subject to vesting in equal annual installments over a three-year period based on the CEO's continued employment with the Company, subject to accelerated vesting of the options that would vest on the next vesting date upon a termination of the CEO's employment by the Company without “cause,” by the CEO for “good reason” or as a result of his death or “disability” (each as defined in the CEO's employment agreement).

Item 6. Selected Financial Data.

The following table presents our selected consolidated financial information as of and for the years ended 2018, 2017, 2016, 2015 and 2014 and other data. The Consolidated Statements of Operations data for the years ended December 31, 2018, 2017 and 2016 and the Consolidated Balance Sheets data as of December 31, 2018 and 2017 have been derived from our audited historical Consolidated Financial Statements included elsewhere herein. The Consolidated Statements of Operations data for the year ended December 31, 2015 and 2014 and the Consolidated Balance Sheets data as of December 31, 2016, 2015 and 2014 have been derived from our Consolidated Financial Statements not included elsewhere herein.

The information below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data) (A)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Data
Total revenues	$314,369	$292,594	$298,880	$295,856	$291,537
Total operating costs	340,803	337,505	338,054	318,097	276,220
Operating (loss) income	(26,434)	(44,911)	(39,174)	(22,241)	15,317
Other income (expenses)	(11,965)	3,675	116,699	43,494	52,474
(Loss) income from continuing operations before income tax	(38,399)	(41,236)	77,525	21,253	67,791
Income tax expense	284	965	189	345	208
(Loss) income from continuing operations	(38,683)	(42,201)	77,336	20,908	67,583
Income (loss) from discontinued operations, net of tax	—	—	—	646	(35,189)
Net (loss) income	(38,683)	(42,201)	77,336	21,554	32,394
Preferred dividends	(5,580)	(5,580)	(5,580)	(5,580)	(5,580)
Net (income) loss attributable to noncontrolling interest	—	—	(257)	293	852
(Loss) Income Applicable to Common Stockholders	$(44,263)	$(47,781)	$71,499	$16,267	$27,666

(Loss) Income Applicable to Common Stock, per share
Basic	$(0.66)	$(0.71)	$1.07	$0.24	$0.45
Diluted	$(0.66)	$(0.71)	$1.04	$0.24	$0.44
(Loss) Income from Continuing Operations per share of Common Stock, after preferred dividends and noncontrolling interest
Basic	$(0.66)	$(0.71)	$1.07	$0.23	$1.02
Diluted	$(0.66)	$(0.71)	$1.04	$0.23	$1.00
Income (Loss) from Discontinued Operations per share of Common Stock
Basic	$—	$—	$—	$0.01	$(0.57)
Diluted	$—	$—	$—	$0.01	$(0.57)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,993,543	66,903,457	66,709,925	66,479,321	61,500,913
Diluted	66,993,543	66,903,457	68,788,440	68,647,915	63,131,227
Dividends declared per share of common stock	$—	$—	$0.48	$0.48	$1.92

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data
Cash and cash equivalents	$79,235	$167,692	$140,140	$45,651	$73,727
Property and equipment, net	132,605	241,258	217,611	227,907	239,283
Assets of discontinued operations	—	—	—	—	6,803
Total assets	401,947	536,648	1,171,958	1,467,982	1,761,906
Total debt	67,178	167,965	767,465	970,842	1,314,840
Liabilities of discontinued operations	—	—	—	—	447
Total liabilities	267,280	365,597	953,891	1,257,860	1,503,578
Common stockholders’ equity	73,084	109,468	156,484	148,796	196,709
Preferred stock	61,583	61,583	61,583	61,583	61,583
Noncontrolling interest	—	—	—	(257)	36

Supplemental Balance Sheet Data
Common shares outstanding	67,027,104	66,977,104	66,824,304	66,654,598	66,424,508
Book value per share of common stock	$1.09	$1.63	$2.34	$2.23	$2.96

(A)
Selected consolidated financial information includes the impact of the spin-offs of New Media and New Senior and the sale of the commercial real estate properties in Beavercreek, OH. For all periods presented, the assets, liabilities and results of operations are presented separately in discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” and Part I, Item 1A. “Risk Factors.”

General
The Company is a leading owner and operator of golf-related leisure and dining and entertainment businesses. Our common stock is traded on the NYSE under the symbol “DS.” Through January 1, 2018, we were externally managed and advised by an affiliate of Fortress Investment Group LLC, or Fortress (the former “Manager”). On December 21, 2017, we entered into definitive agreements with the Manager to internalize our management (the “Internalization”), effective January 1, 2018.
For further information relating to our business, see “Item 1. Business.”
We report our business through the following segments: (i) Entertainment Golf, (ii) Traditional Golf and (iii) corporate.

Market Considerations
Our ability to execute our business strategy, particularly the development of our Entertainment Golf business, depends to a degree on our ability to monetize our remaining investments, optimize our Traditional Golf business, including sales of certain owned properties, and obtain additional capital. We have substantially monetized the remaining loans and securities. We last raised capital through the equity markets in 2014, and rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.
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
Entertainment Golf Business

We opened our inaugural venue in Orlando, Florida on April 7, 2018 and are in the construction and development phase for six additional sites, as well as in the process of exploring sites for additional Entertainment Golf venues. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes could impact our business. In addition, similar to our Traditional Golf business, trends in consumer spending, as well as climate and weather patterns, could have an impact on the markets in which we currently or will in the future operate.

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

Application of Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles or GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Our estimates are based on information available to management at the time of preparation of the Consolidated Financial Statements, including the result of historical analysis, our understanding and experience of the Company’s operations, our knowledge of the industry and market-participant data available to us.
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

Impairment of Property and Equipment and Intangible Assets

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

Membership Deposit Liabilities

In our Traditional Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the their country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The determination of the estimated average expected life of an active membership is based on company-specific historical data and involves judgment and estimation. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense, net in the Consolidated Statements of Operations.
Valuation of Securities

Fair value of securities is based on an internal model and involves significant judgement. The inputs to our model includes discount rates, prepayment speeds, default rates and severity assumptions.
See Note 10 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and respective estimation methodologies, as of December 31, 2018.
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

Stock-based Compensation

We account for stock-based compensation for options in accordance with the fair value recognition provisions, under which we use the Black-Scholes option valuation model, which requires the input of subjective assumptions. These assumptions include expected volatility, expected dividend yield of our stock, expected term of the awards and the risk-free interest rate.

Recent Accounting Pronouncements

See Note 2 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about recent accounting pronouncements.

Results of Operations
The following tables summarize the changes in our consolidated results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2018 and 2017

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Golf operations	$244,646	$221,737	$22,909	10.3%
Sales of food and beverages	69,723	70,857	(1,134)	(1.6)%
Total revenues	314,369	292,594	21,775	7.4%

Operating costs
Operating expenses	251,794	232,796	18,998	8.2%
Cost of sales - food and beverages	20,153	20,959	(806)	(3.8)%
General and administrative expense	38,560	31,413	7,147	22.8%
Management fee and termination payment to affiliate	—	21,410	(21,410)	(100.0)%
Depreciation and amortization	19,704	24,304	(4,600)	(18.9)%
Pre-opening costs	2,483	320	2,163	N.M.
Impairment	8,240	60	8,180	N.M.
Realized and unrealized (gain) loss on investments	(131)	6,243	(6,374)	(102.1)%
Total operating costs	340,803	337,505	3,298	1.0%
Operating loss	(26,434)	(44,911)	(18,477)	(41.1)%

Other income (expenses)
Interest and investment income	1,794	23,162	(21,368)	(92.3)%
Interest expense, net	(16,639)	(19,581)	(2,942)	(15.0)%
Other income, net	2,880	94	2,786	N.M
Total other income (loss)	(11,965)	3,675	(15,640)	(425.6)%

Loss before income tax	$(38,399)	$(41,236)	$2,837	(6.9)%
N.M. – Not meaningful
Revenues from Golf Operations
Revenues from golf operations increased by $22.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increases of: (i) $22.1 million due to management contract reimbursements reported on a gross basis under the new revenue standard adopted prospectively on January 1, 2018, (ii) $6.6 million of improvements in the Traditional Golf business for properties in operation at both December 31, 2018 and December 31, 2017 including growth in members and in rounds played, and (iii) $2.2 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, partially offset by a decrease of $7.9 million as a result of fewer Traditional Golf properties owned or operated in 2018.

Sales of Food and Beverages

Sales of food and beverages decreased by $1.1 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a decrease of $4.1 million as a result of fewer Traditional Golf properties owned or operated in 2018, partially offset by an increase of $2.7 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018 and a $0.3 million increase in the Traditional Golf business for properties in operation at both December 31, 2018 and December 31, 2017
Operating Expenses

Operating expenses increased by $19.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increases of: (i) $22.1 million in management contract expenses reported under the new revenue standard adopted on January 1, 2018, (ii) $5.4 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, partially offset by (iii) a decrease of $8.5 million due to fewer Traditional Golf properties owned or operated in 2018.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $0.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a $1.4 million decrease in the Traditional Golf business for properties no longer owned or operated as of December 31, 2018, partially offset by $0.6 million of food and beverage costs incurred at our Entertainment Golf venue opened in Orlando, Florida in 2018.
General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense increased by $7.1 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to payroll-related expenses in our Entertainment Golf and corporate segments as a result of the Internalization effective January 1, 2018.
Management Fee and Termination Payment to Affiliate

Management fee and termination payment to affiliate decreased by $21.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the Internalization effective January 1, 2018.

Depreciation and Amortization

Depreciation and amortization decreased by $4.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to discontinuation of depreciation on the Traditional Golf real estate assets classified as held-for-sale in March 2018, partially offset by depreciation on assets placed into service at our Entertainment Golf venue in Orlando, Florida.

Pre-Opening Costs

Pre-opening costs were $2.5 million during the year ended December 31, 2018 compared to $0.3 million during the year ended December 31, 2017. Pre-opening costs in 2018 were primarily due to: (i) payroll-related expenses incurred in connection with the opening of our Entertainment Golf venue in Orlando, Florida in April 2018 and (ii) pre-opening rent expense for three additional Entertainment Golf venues under construction as of December 31. 2018.
Impairment
Impairment increased by $8.2 million during the year ended December 31, 2018 compared to a loss during the year ended December 31, 2017. Impairment in 2018 consisted primarily of $7.0 million due to impairment on five Traditional Golf properties that were held-for-sale in March 2018 and on three under-performing Traditional Golf properties.
Realized and Unrealized (Gain) Loss on Investments

Realized and unrealized (gain) loss on investments increased by $6.4 million to a gain during the year ended December 31, 2018 compared to the year ended December 31, 2017. During the year ended December 31, 2018, we recorded a net realized gain on the mark-to-market value of derivatives. During the year ended December 31, 2017, we recorded a net realized loss of $0.4 million on the sale of agency RMBS, an unrealized loss of $0.6 million on the mark-to-market of agency RMBS, a realized loss of $4.7 million on the sale of derivatives and an unrealized loss of $0.7 million on the mark-to-market on the value of derivatives.
Interest and Investment Income

Interest and investment income decreased by $21.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to decreases of: (i) $8.0 million in interest income earned from agency RMBS which were sold in August 2017, (ii) $5.5 million on the accretion of discount recognized on a resorts-related loan, (iii) $8.5 million of paid-in-kind interest earned on a resorts-related loan due to the full repayment in August 2017, partially offset by (iii) $0.6 million in interest earned on overnight cash deposits.
Interest Expense, net

Interest expense, net decreased by $2.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to a decrease in interest expense related to repurchase agreements on agency RMBS which were repaid in August 2017.

Other Income, Net

Other income, net increased by $2.8 million from $0.1 million for the year ended December 31, 2017 to $2.9 million for the year ended December 31, 2018 primarily due to: (i) a $9.0 million increase primarily due to gain on sales of long-lived assets and intangibles partially offset by (ii) $0.8 million in higher losses on Traditional Golf lease modifications and terminations, (iii) $1.2 million in higher losses on debt extinguishment and (iii) $4.3 million of higher losses primarily due to the settlement of a legal dispute and related discharge of liabilities assumed by the counterparty to the settlement.

Comparison of Results of Operations for the years ended December 31, 2017 and 2016

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Amount	%
Revenues
Golf operations	$221,737	$226,255	$(4,518)	(2.0)%
Sales of food and beverages	70,857	72,625	(1,768)	(2.4)%
Total revenues	292,594	298,880	(6,286)	(2.1)%

Operating costs
Operating expenses	232,796	239,021	(6,225)	(2.6)%
Cost of sales - food and beverages	20,959	21,593	(634)	(2.9)%
General and administrative expense	31,413	29,174	2,239	7.7%
Management fee and termination payment to affiliate	21,410	10,704	10,706	100.0%
Depreciation and amortization	24,304	26,496	(2,192)	(8.3)%
Pre-opening costs	320	—	320	N.M.
Impairment	60	10,381	(10,321)	(99.4)%
Realized and unrealized loss on investments	6,243	685	5,558	N.M
Total operating costs	337,505	338,054	(549)	(0.2)%
Operating loss	(44,911)	(39,174)	5,737	14.6%

Other income (expenses)
Interest and investment income	23,162	91,291	(68,129)	(74.6)%
Interest expense, net	(19,581)	(52,868)	(33,287)	(63.0)%
Gain on deconsolidation	—	82,130	(82,130)	N.M.
Other income (loss), net	94	(3,854)	(3,948)	(102.4)%
Total other income	3,675	116,699	(113,024)	(96.9)%

(Loss) income before income tax	$(41,236)	$77,525	$(118,761)	(153.2)%
N.M. – Not meaningful

Revenues from Golf Operations
Revenues from golf operations decreased by $4.5 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $7.5 million decrease from properties that were exited in 2016 and (ii) a $3.3 million decrease in green fee and cart rental revenue primarily as a result of unfavorable weather conditions, especially in California, partially offset by (iii) a $4.0 million increase due to additional initiation fees from new member sales and higher membership dues rates and (iv) a $2.3 million increase in net driving range revenues at public golf properties as a result of the continued member growth of The Players Club program.

Sales of Food and Beverages

Sales of food and beverages decreased by $1.8 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease from properties that were exited in 2016.

Operating Expenses
Operating expenses decreased by $6.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $9.0 million decrease from properties that were exited in 2016, partially offset by (ii) a $2.2 million increase in course cleanup, repairs and maintenance primarily due to hurricane-related damage and (iii) a $0.4 million increase in legal costs.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $0.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to a decrease from properties that were exited in 2016.
General and Administrative Expense (including Acquisition and Transaction Expense)
General and administrative expense increased by $2.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to an increase of $5.7 million related to the development of the Entertainment Golf business, offset by decreases of $2.2 million in corporate professional fees and $0.7 million in Traditional Golf transaction expenses.
Management Fee and Termination Payment to Affiliate

Management fee and termination payment to affiliate increased $10.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to the payment in connection with the termination of the Management Agreement.
Depreciation and Amortization
Depreciation and amortization expense decreased by $2.2 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to certain assets being fully depreciated in 2016 from scheduled lease expirations partially offset by an increase in depreciation from additional capital leases.
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
Realized and Unrealized (Gain) Loss on Investments
The realized and unrealized (gain) loss on investments increased by $5.6 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. During the year ended December 31, 2017, we recorded: (i) a net realized loss of $0.4 million on the sale of Agency RMBS, (ii) an unrealized loss of $0.6 million on the mark-to-market value of Agency RMBS, (iii) a realized loss of $4.6 million on the settlement of derivatives and (iv) an unrealized loss of $0.6 million on the mark-to-market value of derivatives. During the year ended December 31, 2016, we recorded: (i) an $8.3 million loss on the sale of Agency RMBS, (ii) a $10.7 million gain on the sale of CDO bonds, (iii) a $0.5 million gain on non-Agency RMBS, (iv) an $18.3 million gain associated with the settlement of derivatives, (v) a $1.2 million unrealized gain associated with derivatives and (vi) a $23.1 million unrealized loss on Agency RMBS due to a change to an intent to sell.
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
Interest Expense, Net
Interest expense, net decreased by $33.3 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 primarily due to: (i) a $33.2 million decrease related to our subprime mortgage loan call option which was sold in the fourth quarter of 2016, (ii) a $1.7 million decrease due to lower average balance of repurchase agreements on agency RMBS, (iii) a $0.6 million decrease as a result of a lower weighted average coupon on the junior subordinated notes payable, offset by (iv) an increase of $2.2 million on the financings related to the Traditional Golf business.
Gain on Deconsolidation

The gain on deconsolidation of $82.1 million during the year ended December 31, 2016 is related to the deconsolidation of CDO VI. There were no deconsolidations during the year ended December 31, 2017.
Other Income (Loss), Net
Other income (loss), net increased by $3.9 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due in part to: (i) a $2.9 million writedown on our equity method investment during the year ended December 31, 2016; (ii) a decrease of $0.9 million in disposal related expenses in the Traditional Golf business during the year ended December 31, 2017 as compared to the year ended December 31, 2016 and (iii) a $0.5 million decrease in loss on extinguishment of debt due to fewer write-offs of Traditional Golf liabilities; partially offset by decreases in collateral management fee income and decreases from the disposal of legacy assets.

Liquidity and Capital Resources
Overview
Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings and fund capital for our Entertainment and Traditional Golf businesses and other general business needs.
Our primary sources of funds for liquidity consist of cash on hand, sales or repayments of assets (including sales of our owned golf properties), and potential issuance of new debt or equity securities, when feasible. We have the ability to publicly or privately issue common stock, preferred stock, depository shares, debt securities and warrants, subject to market and other conditions.
Sources of Liquidity and Uses of Capital
As of the date of this filing, we believe we have sufficient assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next 12 months, we expect that our cash on hand combined with our other primary sources of funds for liquidity will be sufficient to satisfy our anticipated liquidity needs with respect to our current portfolio, including related financings, capital expenditures for our Entertainment and Traditional Golf businesses, working capital needs and operating expenses. However, we may have additional cash requirements with respect to executing our strategic objectives for our Entertainment Golf business and incremental investments related to our Traditional Golf business. In addition to our available cash, we may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings, equity offerings or other means. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations and capital expenditures, through our cash on hand and, if needed, additional borrowings, proceeds from equity offerings and the sale or refinancing of our assets. We continually monitor market conditions for financing opportunities, and at any given time, we may enter into or pursue one or more of the transactions described above.
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

Cash flows provided by operations constitute a critical component of our liquidity. Essentially, our cash flows provided by operations is equal to (i) net cash flows received from our Entertainment and Traditional Golf businesses, plus (ii) the net cash flows from our security investments, including principal and sales proceeds, less (iii) Entertainment Golf and Traditional Golf operating expenses, management fees, professional fees, insurance and other expenses, less (iv) employee wage and benefit expenses, less (v) interest on the junior subordinated notes payable and less (vi) preferred dividends.

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

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our real estate debt investments and golf-related real estate and operations.  The Company has paid preferred dividends of $5.6 million in fiscal year 2018 and our board of directors elected not to declare common stock dividends for fiscal year 2018 to retain capital for growth. For the year ended December 31, 2018, the Company reported net cash used in operating activities of $7.2 million, net cash provided by investing activities of $25.9 million, net cash used in financing activities of $109.6 million and cash and cash equivalents of $79.2 million as of December 31, 2018. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations
Cash – As of December 31, 2018, we had $79.2 million of available cash, including $16.9 million of working capital for the Traditional Golf business. On November 7, 2018, we declared a quarterly preferred dividend of $1.4 million which was paid on January 31, 2019.

Short-term liquidity requirements - As of December 31, 2018, we expect our short-term liquidity requirements to include a total of approximately $75.0 to $85.0 million for both our Drive Shack venues and Traditional Golf properties.

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
Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations
We refer readers to our discussions in other sections of this report for the following information:

•	For a further discussion of recent trends and events affecting our liquidity, see “– Market Considerations” above;

•	As described above, under “– Sources of Liquidity and Uses of Capital,” we may be subject to capital obligations associated with our Entertainment and Traditional Golf businesses;

•	Our debt obligations are also subject to refinancing risk upon the maturity of the related debt. See “– Debt Obligations” below; and

•	For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part I, Item 1A. “Risk Factors” above.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations related to our Entertainment and Traditional Golf businesses. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

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

•
Impact of Expected Repayment or Forecasted Sale on Cash Flows – The timing of and proceeds from the sale of certain assets may be different than expected or may not occur as expected. Proceeds from sales of assets in the current illiquid market environment are unpredictable and may vary materially from their estimated fair value and their carrying value.

•
Impact of Unexpected Costs, Cost Increases and Delayed Opening of our Entertainment Golf Venues on Cash Flows – There may be unforeseen or higher than expected construction and development costs and the opening of new venues may be later than expected. These additional expenses and timing of opening may vary materially from our estimates.

•
Performance of the Entertainment and Traditional Golf businesses - Current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions and can fluctuate significantly from quarter to quarter as a result of seasonal factors and discretionary consumer spending. We expect that economic and environmental conditions and changes in regulatory legislation will continue to exert pressure on both supplier pricing and consumer spending related to entertainment and dining alternatives. Although there is no assurance that our cost of products will remain stable or that federal, state or local minimum wage rates will not increase beyond amounts currently legislated, the effects of any supplier price increases or wage rate increases are expected to be partially offset by selected price increases where competitively appropriate.

Debt Obligations
See Note 7 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to our debt obligations and contractual maturities as of December 31, 2018.

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
Traditional Golf Credit Facilities

See Note 7 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about our Traditional Golf credit facilities.
Equity
Common Stock

See Note 11 in Part II, Item 8. “Financial Statements and Supplementary Data” for information on shares of our common stock issued since 2016.
Common Dividends Paid

Declared for the Period Ended	Paid	Amount Per Share
March 31, 2016	April 2016	$0.12
June 30, 2016	July 2016	$0.12
September 30, 2016	October 2016	$0.12
December 31, 2016	January 2017	$0.12

Our board of directors elected not to declare common stock dividends for 2017 and 2018 to retain capital for growth. See Note 11 in Part II, Item 8. “Financial Statements and Supplementary Data” for detailed information on our options, restricted stock units or RSUs outstanding and option plans.
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
All accrued dividends on our preferred stock have been paid through January 31, 2019.
See Note 11 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information on our preferred stock.
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

Accumulated Other Comprehensive Income

Our accumulated other comprehensive income changes as our real estate security is marked to market each quarter. Net unrealized gains on our real estate security increased during the year ended December 31, 2018 in accumulated other comprehensive income primarily due to higher variable interest rates and an increase in the prepayment speed assumption.
See “– Market Considerations” above for a further discussion of recent trends and events affecting our unrealized gains and losses as well as our liquidity.
Cash Flow
Operating Activities

Net cash flow (used in) provided by operating activities changed from $(12.4) million for the year ended December 31, 2017 to $(7.2) million for the year ended December 31, 2018. It changed from $9.4 million for the year ended December 31, 2016 to $(12.4) million for the year ended December 31, 2017. These changes resulted primarily from the factors described below:

2018 compared to 2017

•	Operating cash flows increased by:

◦	$18.7 million due to lower management fees paid during the year ended December 31, 2018 compared to the year ended December 31, 2017, as a result of the Internalization;

◦	$4.1 million due to lower general and professional fees paid during the year ended December 31, 2018 compared to the year ended December 31, 2017;

◦	$1.7 million due to lower income taxes paid during the year ended December 31, 2018 compared to the year ended December 31, 2017; and

◦	$0.6 million due to higher interest earned on overnight cash deposits.

•	Operating cash flows decreased by:

◦	$5.0 million in lower operating cash flows from Traditional Golf, primarily related to the legal dispute settled in July 2018;

◦	$7.5 million of payroll costs primarily due to the Internalization and increased employee hiring associated with the Entertainment Golf business;

◦	$0.1 million due to cash flows from operations from the first Entertainment Golf venue in Orlando; and

◦	$7.9 million in lower net interest proceeds primarily due to the sale of agency RMBS in August 2017.

2017 compared to 2016

•	Operating cash flows increased by:

◦	$8.6 million in our Traditional Golf business primarily as a result of higher participation in The Players Club program at public golf properties and improving margins on golf operations;

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

Investing Activities

Investing activities provided $25.9 million, provided $656.6 million, and used $150.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. Uses of cash flows from investing activities consisted primarily of the investments made in Entertainment Golf venues, Traditional Golf properties, real estate securities and payments for settlement of derivatives. Proceeds from cash flows from investing activities consisted primarily of sale of investments, repayments from loans and securities, settlement of derivatives and sales of property and equipment.

Financing Activities

Financing activities used $109.6 million, used $617.0 million, and provided $237.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. Proceeds from cash flow from financing consisted primarily of borrowings under debt obligations, the return of margin deposits under repurchase agreements and derivatives, and deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations, deposits made on margin calls related to our repurchase agreements and derivatives, and the payment of financing costs, the payment of common and preferred dividends.
See the Consolidated Statements of Cash Flows in our Consolidated Financial Statements included in “Financial Statements and Supplementary Data” for a reconciliation of our cash position for the periods described herein.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

•	In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.
We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, in the amount of $3.0 million as of December 31, 2018. A subsidiary of ours gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of the Company.

Contractual Obligations
As of December 31, 2018, we had the following material contractual obligations (payments in thousands):

Contract	Terms
Capital Leases - Equipment	Described under Note 7 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Junior Subordinated Notes Payable	Described under Note 7 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Operating Leases, Traditional Golf	Described under Notes 2 and 13 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Membership Deposit Liabilities	Described under Notes 2 and 13 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Operating Leases, Entertainment Golf	Described under Note 13 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

Credit Facilities, Traditional Golf	Described under Note 7 to our Consolidated Financial Statements which appears under Part II, Item 8. “Financial Statements and Supplementary Data.”

	Fixed and Determinable Payments Due by Period
Contract	2019	2020-2021	2022-2023	Thereafter	Total

Capital leases - Equipment (A)	6,401	8,707	2,532	6	17,646
Junior subordinated notes payable (A)	2,433	4,866	4,866	78,579	90,744
Operating lease obligations - Traditional Golf (B)	29,379	51,524	41,652	127,298	249,853
Membership deposit liabilities (C)	8,873	6,039	8,329	222,876	246,117
Operating lease obligations - Entertainment Golf (D)	576	3,194	4,935	44,350	53,055
Credit facilities, Traditional Golf (A)	5	9	9	294	317
Total	$47,667	$74,339	$62,323	$473,403	$657,732

(A)
Includes interest based on rates existing at December 31, 2018 and assumes no prepayments. Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates.

(B)
Includes leases of golf courses and related facilities, carts and equipment. Excludes escalation charges which per our lease agreements are not fixed and determinable payments. Also excludes four month-to-month property leases which are cancellable by the parties with 30 days written notice and various month-to-month operating leases for carts and equipment. The aggregate monthly expense of these leases was $0.4 million.

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

Inflation
The primary inflationary factors affecting our operations include materials and labor costs. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. In general, we have been able to partially offset cost increases resulting from inflation by increasing prices, improving productivity, or other operating changes. We may or may not be able to offset cost increases in the future. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. In some cases, some of our lease commitments are tied to consumer price index (“CPI”) increases. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our capital needs, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Report of Independent Registered Public Accounting Firm.
Report on Internal Control Over Financial Reporting of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements.
All schedules have been omitted because either the required information is included in our Consolidated Financial Statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Drive Shack Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.
New York, New York
March 15, 2019

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Drive Shack Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Drive Shack Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 15, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
March 15, 2019

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$79,235	$167,692
Restricted cash	3,326	5,178
Accounts receivable, net	7,518	8,780
Real estate assets, held-for-sale, net	75,862	2,000
Real estate securities, available-for-sale	2,953	2,294
Other current assets	20,505	21,568
Total Current Assets	189,399	207,512
Restricted cash, noncurrent	258	818
Property and equipment, net of accumulated depreciation	132,605	241,258
Intangibles, net of accumulated amortization	48,388	57,276
Other investments	22,613	21,135
Other assets	8,684	8,649
Total Assets	$401,947	$536,648

Liabilities and Equity
Current Liabilities
Obligations under capital leases	$5,489	$4,652
Membership deposit liabilities	8,861	8,733
Accounts payable and accrued expenses	45,284	36,797
Deferred revenue	18,793	31,207
Real estate liabilities, held-for-sale	2,947	—
Other current liabilities	22,285	22,596
Total Current Liabilities	103,659	103,985
Credit facilities and obligations under capital leases	10,489	112,105
Junior subordinated notes payable	51,200	51,208
Membership deposit liabilities, noncurrent	90,684	86,523
Deferred revenue, noncurrent	6,016	6,930
Other liabilities	5,232	4,846
Total Liabilities	$267,280	$365,597

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2018 and 2017	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,027,104 and 66,977,104 shares issued and outstanding at December 31, 2018 and 2017, respectively	670	670
Additional paid-in capital	3,175,843	3,173,281
Accumulated deficit	(3,105,307)	(3,065,853)
Accumulated other comprehensive income	1,878	1,370
Total Equity	$134,667	$171,051

Total Liabilities and Equity	$401,947	$536,648

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(dollars in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Golf operations	$244,646	$221,737	$226,255
Sales of food and beverages	69,723	70,857	72,625
Total revenues	314,369	292,594	298,880

Operating costs
Operating expenses	251,794	232,796	239,021
Cost of sales - food and beverages	20,153	20,959	21,593
General and administrative expense	38,560	31,413	29,174
Management fee and termination payment to affiliate	—	21,410	10,704
Depreciation and amortization	19,704	24,304	26,496
Pre-opening costs	2,483	320	—
Impairment	8,240	60	10,381
Realized and unrealized (gain) loss on investments	(131)	6,243	685
Total operating costs	340,803	337,505	338,054
Operating loss	(26,434)	(44,911)	(39,174)

Other income (expenses)
Interest and investment income	1,794	23,162	91,291
Interest expense, net	(16,639)	(19,581)	(52,868)
Gain on deconsolidation	—	—	82,130
Other income (loss), net	2,880	94	(3,854)
Total other income (loss)	(11,965)	3,675	116,699
(Loss) Income before income tax	(38,399)	(41,236)	77,525
Income tax expense	284	965	189
Net (Loss) Income	(38,683)	(42,201)	77,336
Preferred dividends	(5,580)	(5,580)	(5,580)
Net (income) attributable to noncontrolling interest	—	—	(257)
(Loss) Income Applicable To Common Stockholders	$(44,263)	$(47,781)	$71,499

(Loss) Income Applicable to Common Stock, per share
Basic	$(0.66)	$(0.71)	$1.07
Diluted	$(0.66)	$(0.71)	$1.04

Weighted Average Number of Shares of Common Stock Outstanding
Basic	66,993,543	66,903,457	66,709,925
Diluted	66,993,543	66,903,457	68,788,440

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(38,683)	$(42,201)	$77,336
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	508	2,547	(31,658)
Reclassification of net realized (gain) loss on securities into earnings	—	(2,345)	20,231
Reclassification of net realized gain on deconsolidation of CDO VI	—	—	(20,682)
Reclassification of net realized gain on derivatives designated as cash flow hedges into earnings	—	—	(20)
Other comprehensive income (loss)	508	202	(32,129)
Total comprehensive (loss) income	$(38,175)	$(41,999)	$45,207
Comprehensive (loss) income attributable to Drive Shack Inc. stockholders' equity	$(38,175)	$(41,999)	$44,950
Comprehensive income attributable to noncontrolling interest	$—	$—	$257

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
							Accumulated Other Comp. Income (Loss)	Total Drive Shack Inc. Stockholders' Equity
					Additional Paid in Capital					Total Equity (Deficit)
	Preferred Stock		Common Stock			Accumulated Deficit			Noncontrolling Interest
	Shares	Amount	Shares	Amount
Equity (deficit) - December 31, 2015	2,463,321	$61,583	66,654,598	$667	$3,172,370	$(3,057,538)	$33,297	$210,379	$(257)	210,122
Dividends declared	—	—	—	—	—	(37,613)	—	(37,613)	—	(37,613)
Issuance of common stock	—	—	169,706	1	350	—	—	351	—	351
Comprehensive income (loss)
Net income	—	—	—	—	—	77,079	—	77,079	257	77,336
Deconsolidation of net unrealized gain on securities	—	—	—	—	—	—	(20,682)	(20,682)		(20,682)
Other comprehensive loss	—	—	—	—	—	—	(11,447)	(11,447)	—	(11,447)
Total comprehensive income								44,950	257	45,207
Equity (deficit) - December 31, 2016	2,463,321	$61,583	66,824,304	$668	$3,172,720	$(3,018,072)	$1,168	$218,067	$—	$218,067
Dividends declared	—	—	—	—	—	(5,580)	—	(5,580)	—	(5,580)
Issuance of common stock	—	—	152,800	2	561	—	—	563	—	563
Comprehensive income (loss)
Net loss	—	—	—	—	—	(42,201)	—	(42,201)	—	(42,201)
Other comprehensive income	—	—	—	—	—	—	202	202	—	202
Total comprehensive loss								(41,999)	—	(41,999)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051	$—	$171,051
Dividends declared	—	—	—	—	—	(5,580)	—	(5,580)	—	(5,580)
Stock-based compensation	—	—	—	—	2,252	—	—	2,252	—	2,252
Purchase of common stock (directors)	—	—	50,000	—	310	—	—	310	—	310
Adoption of ASC 606 (Note 3)	—	—	—	—	—	4,809	—	4,809	—	4,809
Comprehensive income (loss)
Net loss	—	—	—	—	—	(38,683)	—	(38,683)	—	(38,683)
Other comprehensive income	—	—	—	—	—	—	508	508	—	508
Total comprehensive income (loss)								(38,175)	—	(38,175)
Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667	$—	$134,667

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(38,683)	$(42,201)	$77,336
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,704	24,304	26,496
Amortization of discount and premium	1,159	(3,457)	(6,445)
Other amortization	10,965	10,564	10,254
Net interest income on investments accrued to principal balance	—	(8,458)	(28,886)
Amortization of revenue on golf membership deposit liabilities	(1,549)	(1,264)	(884)
Amortization of prepaid golf member dues	(26,545)	(28,919)	(28,902)
Stock based compensation	2,304	563	351
Impairment	8,240	60	10,381
Equity in (earnings) loss from equity method investment, net of distributions	(1,471)	(1,536)	1,338
Gain on deconsolidation	—	—	(82,196)
Other (gains) losses, net	(9,651)	5,429	(20,629)
Realized and unrealized (gain) loss on investments	(131)	1,128	21,906
Loss on extinguishment of debt, net	1,542	294	780
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	3,075	(2,159)	595
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	23,839	33,277	27,868
Net cash (used in) provided by operating activities	(7,202)	(12,375)	9,363
Cash Flows From Investing Activities
Principal repayments from investments	—	100,020	152,769
Proceeds from sale of property and equipment	78,888	—	—
Purchase of real estate securities	—	—	(3,086,654)
Proceeds from sale of securities and loans	—	595,850	2,777,808
Net (payments for) proceeds from settlement of TBAs	—	(4,669)	18,318
Acquisition and additions of property and equipment and intangibles	(62,352)	(34,292)	(12,571)
Deposits paid on property and equipment		—	—
Deposits received on real estate held-for-sale	9,400	—	—
Contributions to equity method investment	(7)	(343)	—
Net cash provided by (used in) investing activities	25,929	656,566	(150,330)

Continued on next page.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Financing Activities
Borrowings under debt obligations	—	1,651	3,068,280
Repayments of debt obligations	(107,790)	(606,568)	(2,790,931)
Margin deposits under repurchase agreements and derivatives	—	(89,692)	(135,758)
Return of margin deposits under repurchase agreements and derivatives	—	87,785	133,991
Golf membership deposits received	3,143	3,431	3,865
Issuance of common stock	258	—	—
Common stock dividends paid	—	(8,019)	(32,011)
Preferred stock dividends paid	(5,580)	(5,580)	(5,580)
Payment of deferred financing costs	—	(22)	(4,248)
Proceeds from settlement of derivative instruments	417	—	—
Other financing activities	(44)	(33)	(217)
Net cash (used in) provided by financing activities	(109,596)	(617,047)	237,391
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(90,869)	27,144	96,424
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	173,688	146,544	50,120
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$82,819	$173,688	$146,544

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$10,607	$12,414	$12,316
Cash paid during the period for income taxes	$225	$1,700	$386
Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock dividends declared but not paid	$—	$—	$8,019
Preferred stock dividends declared but not paid	$930	$930	$930
Financing costs accrued but not paid	$—	$—	$22
Additions to capital lease assets and liabilities	$4,442	$4,265	$8,240
Changes in property and equipment not yet paid for	$3,174	$8,557	$—
Option exercise	$—	$—	$410
Property and equipment sold but not settled	$—	$800	$—

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

1. ORGANIZATION

Drive Shack Inc., which is referred to in this Annual Report on Form 10-K, together as Drive Shack Inc. or the Company, is a leading owner and operator of golf-related leisure and dining and entertainment businesses. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
The Company's Entertainment Golf business opened its first venue in Orlando, Florida on April 7, 2018. The Company expects to open a chain of next-generation Entertainment Golf venues across the United States and internationally which combine golf, competition, dining and fun. The Company's Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of December 31, 2018, the Company owned, leased or managed 66 properties across 11 states. The corporate segment consists primarily of investments in loans and securities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Basis of Accounting — The accompanying Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles or GAAP. The Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity.

For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company uses the equity method of accounting whereby it records its share of the underlying income of such entities.

Noncontrolling interest represents the equity interest in certain consolidated subsidiaries not owned by the Company. This is related to our Traditional Golf business, a portion of which the Company does not own. In October 2016, the Company exited certain golf properties in which the Company had a noncontrolling interest. The noncontrolling interest associated with the remaining golf property has a carrying value of zero. See Note 11 for additional information.

Prior Period Reclassifications — Certain prior period amounts have been reclassified to conform to the current period's presentation. Effective January 1, 2018, the Company internalized management (as discussed in Note 12) and records corporate overhead, including corporate payroll and related expenses, in "General and administrative expense" on the Consolidated Statements of Operations. Prior to January 1, 2018, the Company reported corporate overhead, including corporate payroll and related expenses, related to the Traditional Golf business in "Operating expenses" on the Consolidated Statements of Operations. The Company reclassified $14.8 million and $15.3 million from "Operating expenses" to "General and administrative expense" for the years ended December 31, 2017 and 2016, respectively.

The Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments effective January 1, 2018, which requires retrospective adjustment to all periods.  For the years ended December 31, 2017 and 2016, the adjustment resulted in an increase of $0.8 million and $0.7 million in “Other financing activities”, respectively, and a decrease of $0.8 million and $0.7 million, respectively, in “Change in Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent.”

The Company adopted ASU 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash effective January 1, 2018, which requires retrospective adjustment to all periods. The addition of the reconciliation of restricted cash for the years ended December 31, 2016 included an increase of $4.3 million in "Margin deposits under repurchase agreements and derivatives", an increase of $2.3 million in “Principal repayments from investments”, a decrease of $2.7 million in “Repayment of debt obligations”, a decrease of $0.1 million in "Gain on deconsolidation" and a decrease of $0.1 million in "Other (gains) losses, net." There were no adjustments for the year ended December 31, 2017 related to the addition of the reconciliation of restricted cash.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

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

The following table summarizes the Company’s accumulated other comprehensive income:

	December 31,
	2018	2017
Net unrealized gain on securities	$1,878	$1,370
Accumulated other comprehensive income	$1,878	$1,370

REVENUE RECOGNITION

Golf Operations

Entertainment Golf — Revenue from bay play, events, and other operating activities (consisting primarily of instruction and merchandise sales) is generally recognized at a point in time which is at the time of sale, when services are rendered and collection is reasonably assured.

Revenue from general memberships is recognized at the time of sale. Dues from other membership programs are included in deferred revenue and recognized as revenue ratably over the appropriate period, which is generally twelve months or less.

Traditional Golf — Revenue from green fees, cart rentals, merchandise sales and other operating activities (consisting primarily of range income, banquets and club amenities) is generally recognized at a point in time which is at the time of sale, when services are rendered and collection is reasonably assured.

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
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

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

Real Estate Securities — The Company invested in securities, including real estate related asset backed securities. Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies. Upon settlement of the sale of securities, the excess (or deficiency) of net proceeds over the net carrying value of such security was recognized as a gain (or loss) in the period of settlement.

Impairment of Securities — The Company continually evaluates securities for impairment. Securities are considered to be other-than-temporarily impaired, for financial reporting purposes, whenever there has been a probable adverse change in the timing or amounts of expected cash flows. The evaluation of a security’s estimated cash flows includes the following, as applicable: (i) review of the credit of the issuer or the borrower, (ii) review of the credit rating of the security, (iii) review of the key terms of the security (iv) analysis of the effect of local, industry and broader economic factors, and (v) analysis of historical and anticipated trends in defaults and loss severities for similar securities. The Company must record a write-down if it has the intent to sell a given security in an unrealized loss position, or if it is more likely than not that it will be required to sell such a security. Upon determination of impairment, the Company records a direct write-down for securities based on the estimated fair value of the security or underlying collateral using a discounted cash flow analysis or based on an observable market value. Actual losses may differ from the Company’s estimates.
Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Year Ended December 31,
	2018	2017	2016
(Gain) on settlement of real estate securities	$—	$(2,345)	$(19,129)
Loss on settlement of real estate securities	—	2,803	16,178
Realized (gain) loss on settlement of non-hedge derivatives, net	(227)	4,669	(18,318)
(Gain) loss on settlement of loans held-for-sale	—	(12)	48
Unrealized loss on securities, intent-to-sell	—	558	23,128
Unrealized loss (gain) on non-hedge derivative instruments	96	570	(1,222)
Realized and unrealized loss (gain) on investments	$(131)	$6,243	$685

(Loss) on lease modifications and terminations	$(939)	$(161)	$(62)
(Loss) on extinguishment of debt, net	(1,542)	(294)	(780)
Collateral management fee income, net	575	387	592
Equity in earnings (losses) of equity method investments	1,471	1,536	(1,338)
Gain (loss) on disposal of long-lived assets and intangibles	8,704	(295)	(22)
Other (loss) (A)	(5,389)	(1,079)	(2,244)
Other income (loss), net	$2,880	$94	$(3,854)

(A)
During the year ended December 31, 2018, the Company recorded a net loss of approximately $4.9 million related to the settlement of a legal dispute and a related discharge of liabilities assumed by the counterparty to the settlement. See Note 13 for additional information.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Reclassification From Accumulated Other Comprehensive Income Into Net Income — The following table summarizes the amounts reclassified out of accumulated other comprehensive income into net income. There were no reclassifications from AOCI into net income during the year ended December 31, 2018.

		Year Ended December 31,
Accumulated Other Comprehensive Income or AOCI Components	Income Statement Location	2017	2016
Net realized (gain) loss on securities
Impairment	Impairment	$—	$54
(Gain) on settlement of real estate securities	Realized and unrealized (gain) loss on investments	(2,345)	(19,129)
Loss on settlement of real estate securities	Realized and unrealized (gain) loss on investments	—	16,178
Realized (gain) on deconsolidation of CDO VI	Gain on deconsolidation	—	(20,682)
Unrealized loss on real estate securities, intent-to-sell, reclassified from AOCI into income	Realized and unrealized (gain) loss on investments	—	23,128
		$(2,345)	$(451)

Net realized (gain) on derivatives designated as cash flow hedges
Amortization of deferred hedge (gain)	Interest expense, net	—	(20)
		$—	$(20)

Total reclassifications		$(2,345)	$(471)

EXPENSE RECOGNITION

Operating Expenses — Operating expenses consist primarily of payroll (Entertainment Golf venue level and Traditional Golf property level), utilities, repairs and maintenance, supplies, marketing and operating lease rent expense.

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
DECEMBER 31, 2018, 2017 and 2016
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

Interest Expense, Net — The Company financed Traditional Golf and Corporate using both fixed and floating rate debt, including mortgage loans and other financing vehicles. Certain of this debt has been issued at a discount. Discounts are accreted into interest expense on the effective yield or interest method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the financing. See Note 10 for additional information.

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

Changes in fair value are recorded in net income. Derivative transactions are entered into by the Company solely for risk management purposes in the ordinary course of business. Subsequent to the prepayment of the Traditional Golf term loan in December 2018, the Company unwound the interest rate cap. At December 31, 2018, the Company had no derivatives or hedging activities.

Stock-Based Compensation Expense — The Company maintains an equity incentive plan under which non-qualified stock options, incentive stock options, and restricted stock units or RSUs are granted to employees and non-employee directors. Stock-based compensation expense for stock options is recognized on a straight-line basis through the vesting date of the option. RSUs are expensed based on the fair value on the date of grant and amortized on a straight-line basis through the vesting date. The fair value of RSUs is estimated using the stock price on the date of grant. All stock-based compensation expense is recorded as general and administrative expense in the Consolidated Statement of Operations. See Note 11 for additional information.
Management Fee and Termination Payment to Affiliate — These represent amounts due or paid to the former Manager pursuant to the Management Agreement or the termination of the existing Management Agreement. For further information, see Note 12.
BALANCE SHEET MEASUREMENT
Property and Equipment, Net — Real estate and related improvements are recorded at cost less accumulated depreciation. Costs that both materially add value to an asset and extend the useful life of an asset by more than a year are capitalized.
The Company capitalizes to construction in progress, certain costs related to properties under construction. Capitalization begins when the activities related to development have begun and ceases when activities are substantially complete and the asset is available for use. Capitalized costs include development, construction-related costs and interest expense.
Depreciation is calculated using the straight-line method based on the lesser of the following estimated useful lives or the lease term:

Buildings and improvements	10-30 years
Capital leases - equipment	3-7 years
Furniture, fixtures, and equipment	2-7 years
Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. The Company suspends depreciation and amortization for assets held-for-sale. Subsequent changes to the estimated fair value less costs to sell could impact the measurement of assets held-for-sale. Decreases are recognized as an impairment loss and recorded in "Impairment" on the Consolidated Statements of Operations. To the extent the fair value increases, any previously reported impairment is reversed. Real estate held-for-sale is recorded in “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale” on the Consolidated Balance Sheets.

Entertainment Golf
Entertainment Golf includes land, buildings, furniture, fixtures and equipment and leasehold improvements including building and land improvements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Traditional Golf
With respect to Traditional Golf course improvements (included in buildings and improvements), costs associated with construction, significant replacements, permanent landscaping, sand traps, fairways, tee boxes or greens are capitalized. All other asset-related costs that do not meet these criteria, such as minor repairs and routine maintenance, are expensed as incurred.

The Company leases certain golf carts and other equipment that are classified as capital leases. The value of capital leases is recorded as an asset on the balance sheet, along with a liability related to the present value of associated payments. Depreciation of capital lease assets is calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms. The cost of equipment under capital leases is recorded in "Property and equipment, net of accumulated depreciation" on the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the obligations under capital leases, with a portion being recorded as interest expense under the effective interest method.

Intangibles, Net — Intangible assets and liabilities consist primarily of leasehold advantages (disadvantages), management contracts, membership base and internally-developed software. A leasehold advantage (disadvantage) exists to the Company when it pays a contracted rent that is below (above) market rents at the date of an acquisition transaction. The value of a leasehold advantage (disadvantage) is calculated based on the differential between market and contracted rent, which is tax effected and discounted to present value based on an after-tax discount rate corresponding to each property, and is amortized over the term of the underlying lease agreement.  The management contract intangible represents the Company’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties is valued using the discounted cash flow method under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents the Company’s relationship with its private country club members. The membership base intangible is valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership. The internally-developed software intangible represents proprietary software developed for the Company’s exclusive use. For Entertainment Golf, the internally-developed software intangible is composed of costs incurred to develop the software. The internally-developed software intangible is amortized over the expected useful life of the software.

Amortization of leasehold intangible assets and liabilities is included within operating expenses and amortization of all other intangible assets is included within depreciation and amortization in the Consolidated Statements of Operations. Amortization of all intangible assets is calculated using the straight-line method based on the following estimated useful lives:

Trade name	30 years
Leasehold intangibles	2 - 26 years
Management contracts	2 - 26 years
Internally-developed software	3 - 5 years
Membership base	7 years
Liquor licenses	Nonamortizable

Impairment of Real Estate and Finite-lived Intangible Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate held-for-use and held-for-sale, as well as finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of are carried at the lower of carrying amount or fair value less costs to sell.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
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
Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of December 31, 2018 and 2017, the carrying value of this investment was $22.6 million and $21.1 million, respectively.  The Company evaluates its equity method investment for other than temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future. Based on changes in estimates of project costs and timeline, the Company recorded an other than temporary impairment of $2.9 million during the year ended December 31, 2016. There was no other than temporary impairment recorded during the years ended December 31, 2018 and 2017. The other than temporary impairment is recorded in the equity in earnings (loss) in equity method investments, net line item which is reported in the Consolidated Statements of Operations in “Other (loss) income, net.” As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value this real estate investment falls within Level 3 for fair value reporting.

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

	December 31,
	2018	2017
CDO trustee accounts	$127	$170
Restricted cash for construction-in-progress	2,008	2,282
Restricted cash - Traditional Golf	1,266	3,362
Restricted cash - Entertainment Golf	183	182
Restricted cash, current and noncurrent	$3,584	$5,996

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $1.0 million and $0.8 million as of December 31, 2018 and 2017, respectively. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. Collateral is generally not required. The allowance for doubtful accounts increased by $0.2 million and decreased by $0.3 million for the years ended December 31, 2018 and 2017, respectively.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Other Current Assets
The following table summarizes the Company's other current assets:

	December 31,
	2018	2017
Loans, held-for-sale, net (A)	$—	$147
Prepaid expenses	2,651	3,081
Deposits	2,494	3,469
Inventory	2,855	4,722
Miscellaneous current assets, net	12,505	10,149
Other current assets	$20,505	$21,568

(A)	During the year ended December 31, 2018, the Company recorded an impairment of $0.2 million on a corporate loan.
Other Assets
The following table summarizes the Company's other assets:

	December 31,
	2018	2017
Prepaid expenses	$277	$6
Deposits	2,140	2,213
Derivative assets	—	286
Miscellaneous assets, net	6,267	6,144
Other assets	$8,684	$8,649

Prepaid Expenses – Prepaid expenses consists primarily of prepaid insurance and prepaid rent and are expensed over the usage period of the goods or services.

Deposits – Deposits consist primarily of property lease security deposits and deposits with vendors for property and equipment.

Inventory – Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method. Inventories consist primarily of food, beverages and merchandise for sale.

Derivative Assets – All derivative assets on the balance sheet are measured at fair value. We have no derivative assets as of December 31, 2018.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Other Current Liabilities
The following table summarizes the Company's other current liabilities:

	December 31,
	2018	2017
Security deposits payable	$14,188	$6,602
Accrued rent	2,885	2,160
Due to affiliates	—	1,786
Dividends payable	930	930
Miscellaneous current liabilities	4,282	11,118
Other current liabilities	$22,285	$22,596

Other Liabilities
The following table summarizes the Company's other liabilities:

	December 31,
	2018	2017
Security deposits payable	$91	$66
Unfavorable leasehold interests	2,759	3,374
Accrued rent	1,617	1,057
Miscellaneous liabilities	765	349
Other liabilities	$5,232	$4,846
Security Deposits Payable – Security deposits payable relate to deposits received for events and other activities at traditional golf properties.
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
Due to Affiliates – Represents amounts due to the former Manager pursuant to the Management Agreement but not paid.
Dividends Payable – Represents dividends declared but not paid.
Stock Options — The fair value of the options issued as compensation to the former Manager for its successful efforts in raising capital for the Company was recorded as an increase in equity with an offsetting reduction of capital proceeds received. Stock options granted to the Company’s employees and non-employee directors were recorded as an increase in equity and accounted for using the fair value method. See Note 11 for additional information.
Restricted Stock Units or RSUs — The fair value of the RSUs issued to the Company's directors as part of annual compensation were recorded as an increase in equity. The fair value of the RSUs is based on the Company's stock price on the grant date. See Note 11 for additional information.
Preferred Stock — The Company’s accounting policy for its preferred stock is described in Note 11.
Income Taxes – The Company accounts for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates applicable to the periods in which the temporary differences are expected to reverse. A valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

The Company recognizes tax benefits for uncertain tax positions only if it is more likely than not that the position is sustainable based on its technical merits. Interest and penalties on uncertain tax positions are included as a component of the provision for income taxes in the Consolidated Statements of Operations. See Note 14 for additional information.
Amortization of Discount and Premium and Other Amortization — As reflected in the Consolidated Statements of Cash Flows, these items are comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Accretion of net discount on securities, loans and other investments	$(151)	$(4,698)	$(7,926)
Amortization of net discount on debt obligations and deferred financing costs	1,310	1,241	1,501
Amortization of net deferred hedge gains – debt	—	—	(20)
Amortization of discount and premium	$1,159	$(3,457)	$(6,445)

Amortization of leasehold intangibles	$4,093	$4,111	$4,451
Accretion of membership deposit liability	6,872	6,453	5,803
Other amortization	$10,965	$10,564	$10,254

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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with an option to use certain relief. The Company currently has operating leases, including ground leases, for certain of its properties and leased equipment which are not recognized on the Consolidated Balance Sheets. In July 2018, the FASB issued ASU 2018-10 Codification Improvements to Topic 842 Leases, which provides 16 narrow scope amendments to ASC 842, including the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification among other things. In July 2018, the FASB issued ASU 2018-11 Leases (Topic 842): Targeted Improvements, which allows entities to not apply the new lease standard in the comparative periods presented in the financial statements in the year of adoption. In December 2018, the FASB issued ASU 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors, which includes the requirement that a lessor (i) exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf from variable payments and (ii) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company anticipates a significant increase to its non-current assets and non-current liabilities in order to record a right-of-use asset and a related lease liability, specifically as it relates to existing operating leases. There are also certain considerations related to internal control over financial reporting that are associated with implementing the new guidance under Topic 842. The Company is currently evaluating its control framework for lease accounting and identifying any changes that may need to be made in response to the new guidance. The Company has selected an information system application to centralize the tracking of and accounting for the Company’s leases and is currently in the process of implementing that application. The Company will adopt the requirements of the new standard on January 1, 2019. The Company is working to quantify the impact, but is currently unable to estimate the impact on the Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of this guidance. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

The majority of the Company’s revenue continues to be recognized at a point in time which is at the time of sale to customers at the Company’s Entertainment Golf venues and Traditional Golf properties, including green fees, cart rentals, bay play, events and sales of food, beverages and merchandise.

Per the modified retrospective method, comparative information has not been restated to conform to these changes and continues to be reported under the accounting standards in effect for those periods. In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Consolidated Statements of Operations was as follows:

Consolidated Balance Sheet

	December 31, 2018
	As reported	Balances under prior accounting	Effect of Change (A)
Liabilities
Other current liabilities	$22,285	$27,094	$(4,809)
Equity
Accumulated Deficit	$(3,105,307)	$(3,110,116)	$4,809

(A)	Represents the cumulative effect adjustment to the 2018 opening balance.

Consolidated Statement of Operations

	Year Ended December 31, 2018
	As reported	Balances under prior accounting	Effect of Change
Revenues
Golf operations	$244,646	$222,581	$22,065
Operating Costs
Operating expenses	$251,794	$229,729	$22,065

The Company’s revenue is all generated within the Entertainment and Traditional Golf segments. The following table disaggregates revenue by category: Entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	Year Ended December 31, 2018
	Entertainment golf venues	Public golf properties	Private golf properties	Managed golf properties	Total
Golf operations	2,191	116,009	101,669	24,777	244,646
Sales of food and beverages	2,713	39,280	27,730	—	69,723
Total revenues	$4,904	$155,289	$129,399	$24,777	$314,369

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

4. SEGMENT REPORTING

The Company currently has three reportable segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties, and (iii) corporate. The chief operating decision maker (“CODM”) for each segment is our Chief Executive Officer, who reviews discrete financial information for each reportable segment to manage the Company, including resource allocation and performance assessment.

The Company opened its inaugural Entertainment Golf venue in Orlando, Florida on April 7, 2018 and expects to continue opening a chain of next-generation Entertainment Golf venues across the United States and internationally which combine golf, competition, dining and fun.

Additionally, the Company’s Traditional Golf business is one of the largest owners and operators of golf properties in the United States. As of December 31, 2018, the Company owned, leased or managed 66 properties across 11 states.

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

Beginning as of the Company’s second fiscal quarter in 2018, the Company changed its reportable segments to reflect the manner in which our CODM manages our businesses, including resource allocation and performance assessment. As a result, the former Debt Investments segment was combined with the corporate segment, to reflect the ongoing reduction in size of the Debt Investments segment.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Summary financial data on the Company’s segments is given below, together with reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2018
Revenues
Golf operations	$2,191	$242,455	$—	$244,646
Sales of food and beverages	2,713	67,010	—	69,723
Total revenues	4,904	309,465	—	314,369
Operating costs				—
Operating expenses (A)	5,398	246,396	—	251,794
Cost of sales - food and beverages	640	19,513	—	20,153
General and administrative expense	6,382	16,702	11,271	34,355
General and administrative expense - acquisition and transaction expenses (B)	2,679	1,024	502	4,205
Depreciation and amortization	1,886	17,814	4	19,704
Pre-opening costs (C)	2,483	—	—	2,483
Impairment	—	8,093	147	8,240
Realized and unrealized loss on investments	—	(131)	—	(131)
Total operating costs	19,468	309,411	11,924	340,803
Operating income (loss)	(14,564)	54	(11,924)	(26,434)
Other income (expenses)				—
Interest and investment income	281	194	1,319	1,794
Interest expense (D)	—	(16,046)	(2,274)	(18,320)
Capitalized interest (D)	—	1,121	560	1,681
Other income, net	—	846	2,034	2,880
Total other income (expenses)	281	(13,885)	1,639	(11,965)
Income tax expense (E)	—	—	284	284
Net loss	(14,283)	(13,831)	(10,569)	(38,683)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(14,283)	$(13,831)	$(16,149)	$(44,263)

	Entertainment Golf	Traditional Golf	Corporate (F)	Total
December 31, 2018
Total assets	117,416	225,904	58,627	401,947
Total liabilities	13,561	196,836	56,883	267,280
Preferred stock	—	—	61,583	61,583
Equity (loss) attributable to common stockholders	$103,855	$29,068	$(59,839)	$73,084

Additions to property and equipment (including capital leases) during the year ended December 31, 2018	$55,924	$14,042	$—	$69,966

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate (G)	Total
Year Ended December 31, 2017
Revenues
Golf operations	$—	$221,737	$—	$221,737
Sales of food and beverages	—	70,857	—	70,857
Total revenues	—	292,594	—	292,594
Operating costs
Operating expenses (A)	—	232,796	—	232,796
Cost of sales - food and beverages	—	20,959	—	20,959
General and administrative expense	147	16,073	6,456	22,676
General and administrative expense - acquisition and transaction expenses (B)	7,139	677	921	8,737
Management fee and termination payment to affiliate	—	—	21,410	21,410
Depreciation and amortization	44	24,260	—	24,304
Pre-opening costs (C)	320	—	—	320
Impairment	—	—	60	60
Realized and unrealized loss on investments	—	199	6,044	6,243
Total operating costs	7,650	294,964	34,891	337,505
Operating loss	(7,650)	(2,370)	(34,891)	(44,911)
Other income (expenses)
Interest and investment income	—	159	23,003	23,162
Interest expense (D)	—	(15,523)	(4,304)	(19,827)
Capitalized interest (D)	—	246	—	246
Other (loss) income, net	—	(1,762)	1,856	94
Total other income (expenses)	—	(16,880)	20,555	3,675
Income tax expense (E)	—	—	965	965
Net loss	(7,650)	(19,250)	(15,301)	(42,201)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(7,650)	$(19,250)	$(20,881)	$(47,781)

	Entertainment Golf	Traditional Golf	Corporate (F)(G)	Total
December 31, 2017
Total assets	41,046	334,925	160,677	536,648
Total liabilities	9,328	300,176	56,093	365,597
Preferred stock	—	—	61,583	61,583
Equity attributable to common stockholders	$31,718	$34,749	$43,001	$109,468

Additions to property and equipment (including capital leases) during the year ended December 31, 2017	$27,295	$16,284	$67	$43,646

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate (G)	Total
Year Ended December 31, 2016
Revenues
Golf operations	$—	$226,255	$—	$226,255
Sales of food and beverages	—	72,625	—	72,625
Total revenues	—	298,880	—	298,880
Operating costs
Operating expenses (A)	—	239,021	—	239,021
Cost of sales - food and beverages	—	21,593	—	21,593
General and administrative expense	12	16,556	8,252	24,820
General and administrative expense - acquisition and transaction expenses (B)	1,555	1,594	1,205	4,354
Management fee and termination payment to affiliate	—	—	10,704	10,704
Depreciation and amortization	—	26,496	—	26,496
Impairment	—	6,232	4,149	10,381
Realized and unrealized (gain) loss on investments	—	(294)	979	685
Total operating costs	1,567	311,198	25,289	338,054
Operating loss	(1,567)	(12,318)	(25,289)	(39,174)
Other income (expenses)
Interest and investment income	—	134	91,157	91,291
Interest expense (D)	—	(12,470)	(40,398)	(52,868)
Gain on deconsolidation	—	—	82,130	82,130
Other loss, net	—	(3,159)	(695)	(3,854)
Total other income (expenses)	—	(15,495)	132,194	116,699
Income tax expense	1	188	—	189
Net (loss) income	(1,568)	(28,001)	106,905	77,336
Preferred dividends	—	—	(5,580)	(5,580)
Net income attributable to noncontrolling interest	—	(257)	—	(257)
(Loss) income applicable to common stockholders	$(1,568)	$(28,258)	$101,325	$71,499

Additions to property and equipment (including capital leases) during the year ended December 31, 2016	$659	$11,912	$—	$12,571

(A)
Operating expenses includes rental expenses recorded under operating leases for carts and equipment in the amount of $1.9 million, $3.0 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Operating expenses also includes amortization of favorable and unfavorable lease intangibles in the amount of $4.1 million, $4.1 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

(D)
Interest expense includes the accretion of membership deposit liabilities in the amount of $6.9 million, $6.5 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Interest expense and capitalized interest total to interest expense, net on the Consolidated Statements of Operations.

(E)
Effective January 1, 2017, the Company revoked its election to be treated as a REIT. As a result, the Company is subject to U.S. federal corporate income tax and the provision for income taxes is recorded in the corporate segment.

(F)
Total assets in the corporate segment includes an equity method investment in the amount of $22.6 million and $21.1 million as of December 31, 2018 and 2017, respectively, recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

(G)	The Debt Investments segment and corporate segment as reported previously are combined to conform to the current period's presentation.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company's property and equipment:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,747	$—	$6,747	$88,251	$—	$88,251
Buildings and improvements	78,833	(30,540)	48,293	154,769	(52,636)	102,133
Furniture, fixtures and equipment	26,726	(16,729)	9,997	33,109	(23,451)	9,658
Capital leases - equipment	28,745	(12,843)	15,902	24,949	(8,649)	16,300
Construction in progress	51,666	—	51,666	24,916	—	24,916
Total Property and Equipment	$192,717	$(60,112)	$132,605	$325,994	$(84,736)	$241,258

Depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2. Depreciation expense, which included amortization of assets recorded under capital leases, was $16.0 million, $21.0 million and $23.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Below is a summary of the activity related to leased and managed Traditional Golf properties.

Date	Location	Leased or Managed Property	Description
May 2017	California	Managed	agreement expired
December 2017	Oklahoma	Leased	agreement expired
February 2018	Oklahoma	Leased	agreement terminated
June 2018	California	Leased	agreement terminated, 10 year management agreement executed
September 2018	Texas	Leased	agreement terminated
November 2018	California	Leased	agreement expired
December 2018	Michigan	Managed	agreement terminated, course closing

In December 2017, the Company closed on the sale of a golf property in Oregon for $1.1 million. We recognized a loss of $0.5 million on the sale which is included in other income (loss), net in the Consolidated Statements of Operations.

In December 2017, the Company closed on the purchase of land in Raleigh, North Carolina for $5.0 million for the construction of an Entertainment Golf venue.

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively. See Note 15 for additional information.

The real estate assets, held-for-sale, net are reported at a carrying value of $75.9 million and include $42.5 million of land, $31.8 million of buildings and improvements, $2.1 million of furniture, fixtures and equipment, and $1.0 million of other related assets, partially offset by $1.5 million of accumulated impairment. The real estate liabilities, held-for-sale are reported at a carrying value of $2.9 million and include golf course liabilities to be assumed, primarily prepaid membership dues.

In July 2018, the Company sold one private golf property in Georgia for a sale price of $3.5 million resulting in net proceeds of $3.2 million after adjusting for liabilities assumed by the buyer, primarily related to prepaid dues. This resulted in a net loss on sale of $0.1 million based on the carrying value of net assets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

In October 2018, we reclassified a golf property in New Mexico from held-for sale to held-and-used and recorded catch-up depreciation expense.

In December 2018, the Company completed sales on an additional twelve golf properties for a sale price of $86.2 million resulting in net proceeds of $73.5 million, inclusive of transaction costs of $1.2 million. The difference between the sales price and the net proceeds was primarily due to prepaid membership dues that we are obligated to remit to the buyer. The Company received proceeds of $75.7 million as of December 31, 2018 and has recorded $2.2 million of net payables related to the sales, which is expected to be settled in the first quarter of 2019. The golf properties had a total carrying value of $62.7 million and resulted in a gain of $10.8 million. The gain is recorded in other income, net on the Consolidated Statement of Operations. The proceeds from the sale plus cash on hand were used to prepay the Traditional Golf term loan, see Note 7 for additional information. The Company entered into management agreements on eight of these golf properties.

6. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company's intangible assets:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(117)	$583	$700	$(93)	$607
Leasehold intangibles (A)	46,581	(20,270)	26,311	48,107	(16,716)	31,391
Management contracts	32,932	(15,174)	17,758	35,111	(13,468)	21,643
Internally-developed software	2,314	(967)	1,347	800	(640)	160
Membership base	5,236	(3,740)	1,496	5,236	(2,992)	2,244
Nonamortizable liquor licenses	893	—	893	1,231	—	1,231
Total intangibles	$88,656	$(40,268)	$48,388	$91,185	$(33,909)	$57,276

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.
Amortization expense for the years ended December 31, 2018, 2017, and 2016 was $8.0 million, $8.2 million and $8.9 million, respectively.
The unamortized balance of intangible assets at December 31, 2018 is expected to be amortized as follows:

2019	$7,412
2020	6,869
2021	4,929
2022	3,743
2023	3,573
Thereafter	20,969
Total amortizable intangible assets	47,495
Nonamortizable liquor licenses	893
Total intangible assets	$48,388

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

7. DEBT OBLIGATIONS

The following table presents certain information regarding the Company's debt obligations:

	December 31, 2018								December 31, 2017

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Capital Leases
Traditional Golf term loan (C)	Jun 2016	—	—	—%	—%	—%	0	—	102,000	99,931
Vineyard II	Dec 1993	200	200	Dec 2043	2.36%	2.36%	25.0	200	200	200
Capital Leases (Equipment)	June 2014 - Dec 2018	15,778	15,778	May 2019 - June 2024	3.00% to 16.16%	6.75%	3.1	—	16,626	16,626
		15,978	15,978			6.69%	3.4	200	118,826	116,757
Less current portion of obligations under capital leases		5,489	5,489						4,652	4,652
Credit facilities and obligations under capital leases - noncurrent		10,489	10,489						114,174	112,105

Corporate
Junior subordinated notes payable (D)	Mar 2006	51,004	51,200	Apr 2035	LIBOR + 2.25%	4.73%	16.3	51,004	51,004	51,208
Total debt obligations		$66,982	$67,178			5.20%	13.2	$51,204	$169,830	$167,965
See notes on next page.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing cost.

(C)
The Traditional Golf term loan was collateralized by 22 Traditional Golf properties. The carrying amount of the Traditional Golf term loan was reported net of deferred financing costs of $2.1 million as of December 31, 2017. The loan was prepaid in December 2018. See below for additional information.

(D)	Interest rate based on 3-month LIBOR plus 2.25%.

Credit Facilities

In June 2016, the Company obtained third-party financing on 22 traditional golf properties for a total of $102.0 million at a floating rate of the greater of: (i) 30-day LIBOR + 4.70% or (ii) 6.50%. At the time of closing, the Company purchased a co-terminus LIBOR interest rate cap of 1.80%. The financing was for a term of three years with the option for two one-year extensions. In December 2018, the Company prepaid the financing subsequent to the sale of Traditional Golf properties as described in Note 5. The Company incurred prepayment penalties of $0.7 million and write-off of deferred financing costs of $0.8 million related to the loan prepayment. In December 2018, the Company also unwound the interest rate cap associated with the financing.

Traditional Golf is obligated under a $0.2 million loan with the City of Escondido, California (“Vineyard II”). The principal amount of the loan is payable in five equal installments upon reaching the "Achievement Date”, which is the date on which the previous 36-month period equals or exceeds 240,000 rounds of golf played on the property. As of December 31, 2018, 240,000 rounds of golf have not been achieved within an applicable 36-month period. The interest rate is adjusted annually and is equal to 1% plus a short-term investment return, as defined in the loan agreement. As of December 31, 2018, the interest rate is 2.36%.

Capital Leases - Equipment

The Company leases certain golf carts and other equipment under capital lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 24-66 months. Certain leases include bargain purchase options at lease expiration.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2018 are as follows:

2019	$6,401
2020	5,126
2021	3,581
2022	1,831
2023	701
Thereafter	6
Total minimum lease payments	17,646
Less: imputed interest	1,868
Present value of net minimum lease payments	$15,778

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Maturity Table
The Company’s debt obligations have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2019	$5,505	$—	$5,505
2020	4,569	—	4,569
2021	3,294	—	3,294
2022	1,724	—	1,724
2023	681	—	681
Thereafter	205	51,004	51,209
Total	$15,978	$51,004	$66,982

8. REAL ESTATE SECURITIES
The following is a summary of the Company’s real estate securities at December 31, 2018 and 2017, all of which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary- Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
December 31, 2018
ABS - Non-Agency RMBS	$4,000	$2,596	$(1,521)	$1,075	$1,878	$—	$2,953	1	CCC	2.90%	26.65%	4.9	38.0%
Total Securities, Available-for-Sale (E)	$4,000	$2,596	$(1,521)	$1,075	$1,878	$—	$2,953	1	CCC	2.90%	26.65%	4.9

December 31, 2017
ABS - Non-Agency RMBS	4,000	2,445	(1,521)	924	1,370	—	2,294	1	CCC	1.94%	22.69%	7.5	33.0%
Total Securities, Available-for-Sale (E)	$4,000	$2,445	$(1,521)	$924	$1,370	$—	$2,294	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(E)
As of December 31, 2018 and 2017, the total outstanding face amount of floating rate securities were $4.0 million for both years. The collateral securing the ABS - Non-Agency RMBS is located in various geographic regions in the U.S. The Company does not have significant investments in any one geographic region.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2017 and 2016, the Company recorded other-than-temporary impairment charges (“OTTI”) of $0.6 million and $23.1 million, respectively. The Company recorded no OTTI during the year ended December 31, 2018. Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, the Company noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. The Company had no securities in an unrealized loss position as of December 31, 2018. The Company had no activity related to credit losses on securities for the years ended December 31, 2018 and 2017.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

9. DERIVATIVES

The Company has no derivative assets as of December 31, 2018 as the remaining derivative instrument, an interest rate cap, was unwound upon the prepayment of the Traditional Golf term loan (see Note 7). This interest rate cap had a fair value of $0.3 million as of December 31, 2017 which was recorded within other assets on the Consolidated Balance Sheets. The Company had no derivative liabilities as of both December 31, 2018 and 2017.

The following table summarizes (gains) losses recorded in relation to derivatives:

	Income Statement Location	Year Ended December 31,
Cash flow hedges		2018	2017	2016
Deferred hedge gain reclassified from AOCI into earnings	Interest expense, net	—	—	(20)

Non-hedge derivatives
Unrealized loss (gain) on interest rate derivatives	Realized and unrealized (gain) loss on investments	$96	$199	$(294)
Unrealized loss (gain) recognized related to TBAs	Realized and unrealized (gain) loss on investments	—	371	(928)
Realized (gain) loss on settlement of non-hedge derivatives, net	Realized and unrealized (gain) loss on investments	(227)	4,669	(18,318)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$2,953	$2,953	Pricing models - Level 3	$2,294	$2,294
Loans, held-for-sale, net (B)	—	—	Pricing models - Level 3	147	147
Cash and cash equivalents	79,235	79,235		167,692	167,692
Restricted cash - current and noncurrent	3,584	3,584		5,996	5,996
Non-hedge interest rate cap	—	—	Counterparty quotations - Level 2	286	286

Liabilities
Credit facilities - Traditional Golf term loan	—	—	Pricing models _ Level 3	99,931	103,199
Junior subordinated notes payable	51,200	28,396	Pricing models - Level 3	51,208	27,531

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
DECEMBER 31, 2018, 2017 and 2016
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

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,075	$2,953	10.0%	8.0%	2.9%	43.3%
Total	$1,075	$2,953

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

ABS - Non-Agency RMBS

Balance at December 31, 2016	$1,950
Total gains (losses) (A)
Included in other comprehensive income (loss)	202
Amortization included in interest income	196
Purchases, sales and repayments (A)
Proceeds from repayments	(54)
Balance at December 31, 2017	$2,294
Total gains (losses) (A)
Included in other comprehensive income (loss)	508
Amortization included in interest income	246
Purchases, sales and repayments (A)
Proceeds	(95)
Balance at December 31, 2018	$2,953

(A)
None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the years ended December 31, 2018 and 2017. There were no transfers into or out of Level 3 during the years ended December 31, 2018 and 2017.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

11. EQUITY AND EARNINGS PER SHARE
Earnings per Share
The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	For Year Ended December 31,
	2018	2017	2016
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations after preferred dividends and noncontrolling interest	$(44,263)	$(47,781)	$71,499
(Loss) Income Applicable to Common Stockholders	$(44,263)	$(47,781)	$71,499

Denominator:
Denominator for basic earnings per share - weighted average shares	66,993,543	66,903,457	66,709,925
Effect of dilutive securities
Options	—	—	2,078,515
RSUs	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	66,993,543	66,903,457	68,788,440

Basic earnings per share:
(Loss) income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest	$(0.66)	$(0.71)	$1.07
(Loss) Income Applicable to Common Stock, per share	$(0.66)	$(0.71)	$1.07

Diluted earnings per share:
(Loss) income from continuing operations per share of common stock, after preferred dividends and noncontrolling interest	$(0.66)	$(0.71)	$1.04
(Loss) Income Applicable to Common Stock, per share	$(0.66)	$(0.71)	$1.04
Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of dilutive securities during each period. The Company’s dilutive securities are its options and RSUs. During 2018 and 2017, based on the treasury stock method, the Company had 2,718,704 and 1,749,596, potentially dilutive securities, respectively, which were excluded due to the Company's loss position. During 2016, based on the treasury stock method, the Company had 2,078,515 dilutive securities resulting from its outstanding options. During 2018, 2017 and 2016, the Company had: 88,023; 201,430; and 309,024 antidilutive options, respectively. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends.
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

In September 2018, the Company issued a total of 50,000 shares of its common stock to an independent director as part of the Director Stock Program described below.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

Option Plans

On April 11, 2018, our board of directors adopted the Drive Shack Inc. 2018 Omnibus Incentive Plan (the "2018 Plan") which was approved by our shareholders. The 2018 Plan provides for the issuance of equity-based awards in various forms to eligible participants. The 2018 Plan allows for 6,697,710 shares of common stock to be available for grants of equity awards, subject to an annual limitation of 1,339,542 (with any shares not issued or granted in a specific year being added to such number in the subsequent year). As of December 31, 2018, the 2018 Plan has 1,146,422 shares available for grant through May 2019.

All outstanding options granted under prior option plans will continue to be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of respective option plan. Upon exercise, all options will be settled in an amount of cash equal to the excess of the fair market value of a share of common stock on the date of exercise over the strike price per share, unless advance approval is made to settle the option in shares of common stock.
As detailed in the 2018 Plan, the board of directors may permit a first time non-employee director to make a one-time election to participate in a stock purchase and matching grant program (the "Director Stock Program") which provides that if the non-employee director purchases shares of the Company's common stock at fair value within 30 days following the date the individual becomes a non-employee director, then the Company will issue a matching grant of fully vested shares of common stock equal to 20% of the aggregate fair value of the purchased shares. In September 2018, a non-employee director purchased 41,667 shares and the Company issued 8,333 shares representing the matching grant.
Stock Options and Restricted Stock Units (RSUs)
The following is a summary of the changes in the Company's outstanding options for the year ended December 31, 2018.

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2017	5,010,576	$2.55
Granted	3,426,355	5.44
Balance at December 31, 2018 (A)	8,436,931	$3.72	7.72 years

Exercisable at December 31, 2018	2,705,586	$2.64	4.64 years
The Company's outstanding options were summarized as follows:

	Year Ended December 31,
	2018	2017
Held by the former Manager	2,705,253	3,857,748
Issued to the former Manager and subsequently transferred to certain Manager’s employees (B)	2,304,990	1,152,495
Issued to the independent directors	333	333
Issued to Drive Shack employees (C)	3,426,355	—
Total (A)	8,436,931	5,010,576

(A)	The total at December 31, 2018 excludes 54,641 RSUs granted to certain non-employee directors as part of the annual compensation.

(B)
The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

(C)
On November 12, 2018, the Company issued options to certain employees as provided in their employment agreements. The options fully vest and are exercisable as follows: 3,351,355 options vest in equal annual installments on each of the first three anniversaries of the grant date; and 75,000 options fully vest on the third anniversary of the grant date.

The valuation of the employee options has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, expected dividend yield of the Company’s stock, expected term of the awards and the risk-free interest rate. The fair value of the options was determined using the following assumptions:

Option Valuation Date	January 1, 2018	April 10, 2018	November 12, 2018
Expected Volatility	39.73%	35.66%	35.4 - 35.8%
Expected Dividend Yield	0.00%	0.00%	0.00%
Expected Remaining Term	3.0 - 6.6 years	2.7 - 6.3 years	6.0 - 6.5 years
Risk-Free Rate	2.16 - 2.29%	2.68 - 2.82%	3.09 - 3.11%
Fair Value at Valuation Date	$4,272	$3,558	$7,478

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $2.2 million during the year ended December 31, 2018 and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $13.1 million as of December 31, 2018 and will be expensed over a weighted average of 2.3 years.

The following table summarizes the Company’s outstanding options at December 31, 2018. Note that the last sales price on the New York Stock Exchange for the Company’s common stock in the year ended December 31, 2018 was $3.92 per share.

Recipient	Date of Grant/Exercise	Number of Options	Options Exercisable at December 31, 2018	Weighted Average Strike Price	Fair Value At Grant Date (millions) (A)	Intrinsic Value at December 31, 2018 (millions)
Directors	Various	3,666	333	$—	Not Material	—
Manager (B)	2002 - 2008	587,277	—	$0.00	$6.4	—
Manager (B)	Mar-11	311,853	82,141	$1.00	$7.0	$0.6
Manager (B)	Sep-11	524,212	166,582	$1.00	$5.6	$1.1
Manager (B)	Apr-12	348,352	140,112	$1.00	$5.6	$0.8
Manager (B)	May-12	396,316	158,345	$1.00	$7.6	$0.9
Manager (B)	Jul-12	437,991	178,478	$1.00	$8.3	$1.0
Manager (B)	Jan-13	958,331	489,196	$2.32	$18.0	$1.4
Manager (B)	Feb-13	383,331	195,679	$2.95	$8.4	$0.3
Manager (B)	Jun-13	670,829	342,438	$3.23	$3.8	$0.4
Manager (B)	Nov-13	965,847	493,032	$3.57	$6.0	$0.3
Manager (B)	Aug-14	765,416	459,250	$4.01	$1.7	$—
Employees	Nov-18	3,426,355	—	$5.44	$7.5	$—
Exercised (C)	Prior to 2008	(173,853)	N/A	$14.09	N/A	N/A
Exercised (D)	Oct-12	(15,972)	N/A	$1.48	N/A	N/A
Exercised (E)	Sep-13	(51,306)	N/A	$1.67	N/A	N/A
Exercised (F)	2014	(216,186)	N/A	$1.46	N/A	N/A
Exercised (G)	2015	(202,446)	N/A	1.00	N/A	N/A
Exercised (H)	2016	(266,657)	N/A	3.01	N/A	N/A
Expired unexercised	2002-2008	(416,425)	N/A	N/A	N/A	N/A
Outstanding		8,436,931	2,705,586

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

(A)
The fair value of the options was estimated using an option valuation model. Since the option plans have characteristics significantly different from those of traded options, and since the assumptions used in such model, particularly the volatility assumption, are subject to significant judgment and variability, the actual value of the options could vary materially from management’s estimate. The volatility assumption for these options was estimated based primarily on the historical volatility of the Company’s common stock and management’s expectations regarding future volatility. The expected life assumption for options issued prior to 2011 was estimated based on the simplified term method. This simplified method was used because the Company did not have sufficient historical data to conclude on the appropriate expected life of its options and because historical data to date was consistent with the simplified term method. The expected life assumption for options issued in 2011 and thereafter was estimated based primarily on the historical expected life of applicable previously issued options.

(B)	The former Manager assigned certain of its options to Fortress’s employees as follows:

Date of Grant	Strike Prices	Total Unexercised Inception to Date
Mar-11	$1.00	124,740
Sep-11	$1.00	209,686
Apr-12	$1.00	139,340
May-12	$1.00	158,526
Jul-12	$1.00	175,196
Jan-13	$2.32	383,332
Feb-13	$2.95	153,332
Jun-13	$3.23	268,332
Nov-13	$3.57	386,340
Aug-14	$4.01	306,166
	Total	2,304,990

The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018.

(C)
111,770 of the total options exercised were by the former Manager. 61,417 of the total options exercised were by employees of Fortress subsequent to their assignment. 666 of the total options exercised were by directors.

(D)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.2 million.

(E)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.9 million.

(F)	215,853 options were exercised by employees of Fortress subsequent to their assignment with an intrinsic value of $4.1 million. 333 options were exercised by directors with a minimal intrinsic value.

(G)	Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.8 million.

(H)
Exercised by employees of Fortress subsequent to their assignment. The options exercised had an intrinsic value of $0.4 million. As a result of his resignation, the Company's former CEO forfeited 16,748 options and were transferred back to the former Manager.

The Company's non-employee directors were granted 54,641 RSUs during 2018 with a weighted average grant date fair value of $5.02, as part of the annual compensation.

The RSUs are subject to a one year vesting period. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to the RSUs was $0.1 million during the year ended December 31, 2018, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.2 million as of December 31, 2018 and will be recognized over a weighted average of 0.7 years.
Tax Benefits Preservation Plan

On December 5, 2018, our board of directors adopted a Tax Benefits Preservation Plan (the “2018 Tax Plan”) with American Stock Transfer and Trust Company, LLC as rights agent, and the disinterested members of the board of directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on December 15, 2018. Each right is governed by the terms of the 2018 Tax Plan and entitles the registered holder to purchase from us a unit consisting of one one-thousandth of a share of Series E Junior Participating Preferred Stock, par value $0.01 per share at a purchase price of $28.00 per unit, subject to adjustment. The Plan is intended to help protect our ability to use our tax net operating losses and certain other tax assets by deterring an “ownership change” as defined under the Code.

In connection with the adoption of the Tax Benefit Preservation Plan in 2016, our board of directors approved the Articles Supplementary of Series E Junior Participating Preferred Stock, which was filed with the State Department of Assessments and Taxation of Maryland on December 8, 2016.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
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
As of January 31, 2019, Drive Shack Inc. had paid all current and accrued dividends on its preferred stock.
Noncontrolling Interest
The Company’s noncontrolling interest in 2017 and 2018 is related to our Traditional Golf business, a portion of which the Company does not own. In October 2016, the Company exited certain golf properties in which the Company had a noncontrolling interest. The noncontrolling interest associated with the remaining golf property has a carrying value of zero.

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
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services (“Transition Services”).  The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company incurred $0.4 million in costs for Transition Services during the year ended December 31, 2018, and these costs are reported in general and administrative expense on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

	Amounts incurred under the Management Agreement
	2017	2016
Management fee	$10,210	$10,204
Expense reimbursement to the former Manager	500	500
Termination payment	10,700	—
Incentive compensation	—	—
Total Management fee and termination payment to affiliate	$21,410	$10,704

At December 31, 2018, Fortress, through its affiliates, and principals of Fortress, owned 7.3 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 2.7 million shares of the Company’s common stock (Note 11).
At December 31, 2017, due to affiliates was comprised of $1.8 million of management fees and expense reimbursements payable to the former Manager.

Other Affiliated Entities
A member of the Board of Directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator market rates for the charters. These amounts totaled less than $0.1 million for each of the three years ended December 31, 2018, 2017 and 2016.

The Company leases corporate office space from an affiliate of a member of the Board of Directors. The Company incurred $1.1 million in rent expense for the year ended December 31, 2018, which represents market rates for the office space.

13. COMMITMENTS AND CONTINGENCIES
Litigation — The Company exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property. In June 2018, the Company accrued an additional $6.6 million for a total of $7.4 million to settle this legal dispute, which was recorded as accounts payable and accrued expenses in the Consolidated Balance Sheet. In July 2018, the Company settled the dispute for $7.4 million, with $5.2 million payable immediately and $2.2 million payable in six quarterly installments. The Company paid a total of $0.7 million of the quarterly installments as of December 31, 2018, and the final payment is due in December 2019.
The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2018, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Environmental Costs — As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2018, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s consolidated financial position or results of operations.
Operating lease obligations, Entertainment and Traditional Golf – Entertainment Golf enters into ground leases for construction of new venues. Traditional Golf leases many of its golf courses and related facilities under long-term operating leases, including triple net leases. In addition to minimum payments, certain leases require the payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The triple net leases require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. The majority of the lease terms range from 10 to 20 years and, typically, the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are recognized on a straight-line basis over the term of the lease, resulting in an accrual, which is included in other current liabilities and other liabilities, for the amount by which the cumulative straight-line rent exceeds the contractual cash rent.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

The Company is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company had bonds outstanding of approximately $2.0 million as of both December 31, 2018 and 2017.

Traditional Golf leases certain golf carts and equipment under operating leases that range from one to three years. Rental expenses recorded under operating leases for carts and equipment were $1.9 million, $3.0 million and $3.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Traditional Golf has four month-to-month property leases which are cancellable by the parties with 30 days written notice. Traditional Golf also has various month-to-month operating leases for carts and equipment. The aggregate monthly expense of these leases was $0.4 million.

The future minimum rental commitments under non-cancellable leases, net of subleases, as of December 31, 2018 were as follows:

For the years ending December 31:	Traditional Golf	Entertainment Golf	Total
2019	$29,379	$576	$29,955
2020	28,446	1,235	29,681
2021	23,078	1,959	25,037
2022	20,945	2,414	23,359
2023	20,707	2,521	23,228
Thereafter	127,298	44,350	171,648
Total Minimum lease payments	$249,853	$53,055	$302,908

Contingencies - In September 2017, Hurricane Irma caused significant damage to a Traditional Golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and reopened prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company has incurred $5.5 million in property repair costs related to Hurricane Irma, of which $1.3 million was incurred in 2018. The Company was reimbursed $2.0 million and $3.0 million by the insurer in 2017 and 2018, respectively. Property damage costs and insurance reimbursement are recorded in operating expenses on the Consolidated Statements of Operations.
Membership Deposit Liability – In the Traditional Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. As of December 31, 2018, the total face amount of initiation fee deposits was approximately $244.6 million.
Restricted Cash – Approximately $3.3 million of restricted cash at December 31, 2018 is used as credit enhancement for Traditional Golf’s obligations related to the performance of lease and loan agreements and certain insurance claims.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

14. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$211	$710	$28
State and Local	73	255	64
Total Current Provision	$284	$965	$92

Deferred
Federal	$—	$—	$83
State and Local	—	—	14
Total Deferred Provision	$—	$—	$97

Total Provision for Income Taxes	$284	$965	$189
On February 23, 2017, the Company revoked its election to be treated as a REIT effective January 1, 2017, and as a result, is subject to U.S federal and state corporate income tax. The Company operated in a manner intended to qualify as a REIT for federal income tax purposes through the tax year ending December 31, 2016.
As of December 31, 2018, the Company has a net operating loss carryforward of approximately $331.3 million that is available to offset future U.S. federal taxable income, if and when it arises. The net operating loss carryforward will begin to expire in 2029. A portion of the net operating loss carryforward may be limited in its use due to certain provisions of the Code, including, but not limited to Section 382, which imposes an annual limit on the amount of net operating loss and net capital loss carryforwards that the Company can use to offset future taxable income. The Company experienced an “ownership change” for purposes of Section 382 of the Code in January 2013.

As of December 31, 2018, the Company has a capital loss carryforward of approximately $27.2 million. The capital loss carryforward will begin to expire in 2022.
The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2015. One of the Company’s subsidiaries is currently under IRS examination for the 2014 tax year. At this time, the Company cannot estimate when the examination will conclude or the impact such examination will have on its Consolidated Financial Statements, if any.
The Company has assessed its tax positions for all open years. As of December 31, 2018, the Company recorded $0.7 million of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
A reconciliation of the unrecognized tax benefits is as follows:

Balance as of December 31, 2017	$—
Increase due to tax positions of prior years	568
Increase due to tax positions of current year	153
Balance as of December 31, 2018	$721
Generally, the Company’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and changes in the valuation allowance.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

The difference between the Company's reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	December 31,
	2018	2017	2016
Provision at the statutory rate	21.00%	35.00%	35.00%
Non-taxable REIT income	—%	—%	(51.97)%
Permanent items	(1.12)%	(0.36)%	0.23%
State and local taxes	(0.15)%	(0.42)%	0.07%
Valuation allowance	(19.97)%	64.46%	15.56%
Effects of change in tax rate	—%	(101.31)%	—%
Unrecognized tax benefits	(1.84)%	—%	—%
Tax credits	1.36%	—%	—%
Other	—%	0.31%	1.35%
Total provision (benefit)	(0.72)%	(2.32)%	0.24%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are presented below:

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$292	$242
Depreciation and amortization	8,964	26,038
Accrued expenses	2,701	1,936
Interest	3,445	4,538
Net operating losses	89,903	100,297
Capital losses	7,352	6,070
Deferred revenue	1,960	2,295
Other	5,306	2,225
Total deferred tax assets	119,923	143,641
Less valuation allowance	(104,705)	(106,466)
Net deferred tax assets	$15,218	$37,175
Deferred tax liabilities:
Leaseholds	7,025	8,568
Cancellation of debt	—	23,385
Membership deposit liabilities	8,193	5,222
Total deferred tax liabilities	$15,218	$37,175
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
As of December 31, 2018, the Company recorded a full valuation allowance against its net deferred tax assets as management does not believe that it is more likely than not that the net deferred tax assets will be realized.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2017	$106,466
Decrease due to current year operations	(1,761)
Valuation allowance at December 31, 2018	$104,705
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates and eliminating the alternative minimum tax (“AMT”) for corporate taxpayers. The Company has accounted for the effects of the Tax Act for the year ended December 31, 2017 which relates to the re-measure of deferred tax assets and liabilities due to the reduction in the corporate income tax rate and has booked a non-recurring income tax receivable in the amount of $0.6 million due to refundable AMT credits. Due to the full valuation allowance, the re-measure of deferred tax assets and liabilities had no impact on the income tax provision for the year ended December 31, 2017.

15.   IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Year Ended December 31,
	2018	2017	2016
Traditional golf properties	$8,093	$—	$6,232
Debt and equity securities	—	—	110
Valuation allowance on loans	147	60	4,039
Total impairment	$8,240	$60	$10,381

Held for Use Impairment: The Company reviews long-lived assets quarterly to determine whether triggering events have occurred that require a test to determine if the carrying amounts of the assets are recoverable. As of December 31, 2016, the Company evaluated the recoverability of the carrying value of its Traditional Golf properties in Oregon and California based on estimates of undiscounted future cash flows. Based on the analysis, the Company recorded an impairment charge of $2.7 million at December 31, 2016 reducing the aggregate carrying values of these properties from $4.1 million to their estimated fair values of $1.4 million. The Company determined these impairments based on determination of fair value using internal cash flow models and sales data gathered from market participants. In December 2018, the Company recorded impairments of long-lived assets totaling $0.9 million on three golf properties within the Traditional Golf segment. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties falls within Level 3 for fair value reporting.

Held-for-Sale Impairment: On December 2, 2016, the Company entered into a letter of intent to sell a golf property located in New Jersey. As of December 31, 2016, the Company classified the property as held-for-sale in accordance with applicable accounting standards for long lived assets. The carrying value of the property exceeded the fair value less anticipated costs to sell. As a result, the Company recognized an impairment loss totaling approximately $3.6 million as of December 31, 2016.  The fair value measurement was based on the pricing in the letter of intent as well as internal cash flow models and determined that the significant inputs used to value this property falls within Level 3 for fair value reporting.

Upon reclassification in March 2018 (see Note 5), the Company assessed the real estate assets, held-for-sale and determined that the carrying value of one property exceeded the fair value less anticipated costs to sell. In March 2018, the Company recognized an impairment loss totaling approximately $1.3 million. The fair value measurement was based on the pricing in a letter of intent and internal valuation models. The significant inputs used to value this property falls within Level 3 for fair value reporting.

In 2018, the Company reassessed the real estate assets, held-for-sale, net on a quarterly basis and determined that the carrying value of four golf properties exceeded the fair value less anticipated costs to sell. As a result, the Company recognized impairment loss and recorded accumulated impairment totaling approximately $5.7 million. The fair value measurements were based on executed purchase agreements or letters of intent that the Company intended to pursue. The significant inputs used to value these property falls within Level 3 for fair value reporting.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017 and 2016
(dollars in tables in thousands, except per share data)

16. SUBSEQUENT EVENTS
These financial statements include a discussion of material events which have occurred subsequent to December 31, 2018 through the issuance of these Consolidated Financial Statements.

On March 13, 2019, the Company declared dividends of $0.609375, $0.503125, and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2019 and ending April 30, 2019. Dividends totaling $1.4 million will be paid on April 30, 2019 to shareholders of record on April 1, 2019.

In January 2019, the Company consummated on the sale of a private golf property in California and a public golf property in Georgia for a sale price of $24.8 million.

In 2019, a former employee filed a class action complaint against the Company alleging that our Traditional Golf properties in the State of New York did not comply with state wage and hour laws. The Company has not accrued additional losses in connection with this legal dispute because management does not believe there is a probable and reasonably estimable loss at this time. However, the ultimate outcome of the proceedings may have a material adverse effect on our business, financial position or results of operations.

17. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

2018	Quarter Ended				Year Ended
	March 31 (A)(B)	June 30 (A)(B)	September 30 (A)(B)	December 31 (B)	December 31 (B)
Total revenues	$66,660	$91,004	$87,419	$69,286	$314,369
Total operating costs	78,946	87,976	94,619	79,262	340,803
Operating loss (income)	(12,286)	3,028	(7,200)	(9,976)	(26,434)
Total other income (expenses)	(4,009)	(7,831)	(6,875)	6,750	(11,965)
Income tax expense	—	—	—	284	284
Net loss	(16,295)	(4,803)	(14,075)	(3,510)	(38,683)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Loss applicable to common stockholders	$(17,690)	$(6,198)	$(15,470)	$(4,905)	$(44,263)
Loss applicable to common stock, per share
Basic	$(0.26)	$(0.09)	$(0.23)	$(0.07)	$(0.66)
Diluted	$(0.26)	$(0.09)	$(0.23)	$(0.07)	$(0.66)
Weighted average number of shares of common stock outstanding
Basic	66,977,104	66,977,104	66,992,322	67,027,104	66,993,543
Diluted	66,977,104	66,977,104	66,992,322	67,027,104	66,993,543

2017	Quarter Ended				Year Ended
	March 31 (A)(B)	June 30 (A)(B)	September 30 (A)(B)	December 31 (B)	December 31
Total revenues	$59,141	$81,360	$81,691	$70,402	$292,594
Total operating costs	73,887	87,113	86,012	90,493	337,505
Operating loss	(14,746)	(5,753)	(4,321)	(20,091)	(44,911)
Total other income (expenses)	2,331	1,557	3,850	(4,063)	3,675
Income tax expense (benefit)	539	510	(2)	(82)	965
Net loss	(12,954)	(4,706)	(469)	(24,072)	(42,201)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Loss applicable to common stockholders	$(14,349)	$(6,101)	$(1,864)	$(25,467)	$(47,781)
Loss applicable to common stock, per share
Basic	$(0.21)	$(0.09)	$(0.03)	$(0.38)	$(0.71)
Diluted	$(0.21)	$(0.09)	$(0.03)	$(0.38)	$(0.71)
Weighted average number of shares of common stock outstanding
Basic	66,841,977	66,874,155	66,932,744	66,963,297	66,903,457
Diluted	66,841,977	66,874,155	66,932,744	66,963,297	66,903,457

(A)	The Loss Applicable to Common Stockholders shown agrees with the Company’s quarterly report(s) on Form 10-Q as filed with the Securities and Exchange Commission.

(B)	The options and RSUs outstanding are excluded from the diluted share calculation as their effect would have been anti-dilutive.

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

b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's last fiscal quarter October 2018 to December 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2018, the Company’s internal controls over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other Information.

On March 13, 2019, the Board approved an amendment (the "Amendment") to the letter agreement, dated as of December 21, 2017, by and between the Company and Sarah L. Watterson, the Company's former Chief Executive Officer and President and current member of the Board. Pursuant to the Amendment, Ms. Watterson will remain employed by the Company, reporting to the Company's Chief Executive Officer and President, with duties that are expected to include providing strategic guidance to the Company’s executive team, investor relations function and business development team. Ms. Watterson will receive a cash payment in the amount of $1,000,000 prior to April 14, 2019, which shall encompass her annual bonus in respect of services provided during the 2018 calendar year and a retention payment in respect of services provided pursuant to the Amendment through December 31, 2019. Ms. Watterson will not be eligible for additional compensation in respect of her employment in 2019 or any future year unless otherwise determined by the Company in its sole discretion.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the information under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement relating to the 2019 Annual Meeting of Stockholders to be filed with the SEC (our “Definitive Proxy Statement”).

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

4.6
Tax Benefits Preservation Plan, dated as of December 5, 2018, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on December 6, 2018).

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

10.3*
Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Sarah L. Watterson (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.3, filed on December 21, 2017).

10.4*
Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 21, 2017).

10.5*
Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Sara A. Yakin (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on December 21, 2017).

10.6*	Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and Kenneth A. May.

10.7*	Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and David M. Hammarley.

10.8*
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

10.9*
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

10.10*
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.11*
2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 7, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1 filed on May 19, 2016).

10.12*
2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan, adopted as of April 11, 2017 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).

10.13*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).

10.14
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.15
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on February 1, 2010).

10.16	Form of Indemnification Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.17*
Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).

10.18*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May.

10.19*	Incentive Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May.

10.20*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and David M. Hammarley.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
† Schedules and exhibits may have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
* Management contract or compensatory plan or arrangement.

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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See Item 1.“Business – Corporate Governance and Internet Address; Where Readers Can Find Additional Information.”
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

March 15, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens	By:	/s/ Clifford Press
Wesley R. Edens			Clifford Press
Chairman of the Board			Director

March 15, 2019			March 15, 2019

By:	/s/ Kenneth A. May	By:	/s/ Sarah L. Watterson
Kenneth A. May			Sarah L. Watterson
Chief Executive Officer, President and Director			Director

March 15, 2019			March 15, 2019

By:	/s/ David M. Hammarley
David M. Hammarley
Chief Financial Officer

March 15, 2019

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Accounting Officer and Treasurer

March 15, 2019

By:	/s/ William J. Clifford
William J. Clifford
Director

March 15, 2019

By:	/s/ Kevin J. Finnerty
Kevin J. Finnerty
Director

March 15, 2019

By:	/s/ Stuart A. McFarland
Stuart A. McFarland
Director

March 15, 2019