Form 10-Q
period 2019-03-31
Drive Shack Inc.
filed 2019-05-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission File Number: 001-31458

Drive Shack Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-0559116
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

218 W. 18th Street, 3rd Floor, New York, NY	10011
(Address of principal executive offices)	(Zip Code)

(646) 585-5591
(Registrant’s telephone number, including area code)

111 W. 19th Street, 8th Floor, New York, NY 10011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DS	New York Stock Exchange (NYSE)
9.75% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PB	New York Stock Exchange (NYSE)
8.05% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PC	New York Stock Exchange (NYSE)
8.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PD	New York Stock Exchange (NYSE)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Common stock, $0.01 par value per share: 67,027,104 shares outstanding as of May 1, 2019.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our operating performance, the performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the ability to retain and attract members and guests to our properties;

•	changes in global, national and local economic conditions, including, but not limited to, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market;

•	effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;

•	competition within the industries in which we operate or may pursue additional investments, including competition for sites for our Entertainment Golf venues;

•	material increases in our expenses, including, but not limited to, unanticipated labor issues, rent or costs with respect to our workforce, and costs of goods, utilities and supplies;

•	our inability to sell or exit certain properties and unforeseen changes to our ability to develop, redevelop or renovate certain properties;

•	our ability to further invest in our business and implement our strategies;

•	difficulty monetizing our real estate debt investments;

•	liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;

•
changes to and failure to comply with relevant regulations and legislation, including in order to maintain certain licenses and permits, and environmental regulations in connection with our operations;

•	inability to execute on our growth and development strategy by successfully developing, opening and operating new venues;

•	impacts of any failure of our information technology and cybersecurity systems;

•	the impact of any current or further legal proceedings and regulatory investigations and inquiries;

•
the impact of any material transactions with FIG LLC (the former “Manager”) or one of its affiliates, including the termination of our management agreement and the transition services agreement and the impact of any actual, potential or predicted conflicts of interest; and

•
other risks detailed from time to time below, particularly in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in our other reports filed with or furnished to the Securities and Exchange Commission, which we refer to as the SEC in this Quarterly Report on Form 10-Q.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Drive Shack Inc. (the “Company” or the “Registrant”) or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$49,599	$79,235
Restricted cash	3,365	3,326
Accounts receivable, net	5,635	7,518
Real estate assets, held-for-sale, net	51,931	75,862
Real estate securities, available-for-sale	3,007	2,953
Other current assets	20,331	20,505
Total current assets	133,868	189,399
Restricted cash, noncurrent	258	258
Property and equipment, net of accumulated depreciation	157,636	132,605
Operating lease right-of-use assets	223,278	—
Intangibles, net of accumulated amortization	20,952	48,388
Other investments	22,956	22,613
Other assets	5,043	8,684
Total assets	$563,991	$401,947

Liabilities and Equity
Current liabilities
Obligations under finance leases	$6,790	$5,489
Membership deposit liabilities	8,834	8,861
Accounts payable and accrued expenses	37,740	45,284
Deferred revenue	14,738	18,793
Real estate liabilities, held-for-sale	813	2,947
Other current liabilities	29,277	22,285
Total current liabilities	98,192	103,659
Credit facilities and obligations under finance leases - noncurrent	13,185	10,489
Operating lease liabilities - noncurrent	190,229	—
Junior subordinated notes payable	51,198	51,200
Membership deposit liabilities, noncurrent	92,603	90,684
Deferred revenue, noncurrent	5,445	6,016
Other liabilities	3,076	5,232
Total liabilities	$453,928	$267,280

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2019 and December 31, 2018	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,027,104 and 67,027,104 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	670	670
Additional paid-in capital	3,177,065	3,175,843
Accumulated deficit	(3,131,133)	(3,105,307)
Accumulated other comprehensive income	1,878	1,878
Total equity	$110,063	$134,667

Total liabilities and equity	$563,991	$401,947

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Golf operations	$44,706	$53,554
Sales of food and beverages	9,246	13,106
Total revenues	53,952	66,660

Operating costs
Operating expenses	47,723	57,379
Cost of sales - food and beverages	2,698	4,040
General and administrative expense	11,619	9,192
Depreciation and amortization	4,924	5,548
Pre-opening costs	1,179	1,556
Impairment	4,088	1,473
Realized and unrealized (gain) on investments	—	(242)
Total operating costs	72,231	78,946
Operating loss	(18,279)	(12,286)

Other income (expenses)
Interest and investment income	344	446
Interest expense, net	(2,153)	(4,049)
Other income (loss), net	5,488	(406)
Total other income (expenses)	3,679	(4,009)
Loss before income tax	(14,600)	(16,295)
Income tax expense	—	—
Net Loss	(14,600)	(16,295)
Preferred dividends	(1,395)	(1,395)
Loss Applicable to Common Stockholders	$(15,995)	$(17,690)

Loss Applicable to Common Stock, per share
Basic	$(0.24)	$(0.26)
Diluted	$(0.24)	$(0.26)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,027,104	66,977,104
Diluted	67,027,104	66,977,104

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Net loss	$(14,600)	$(16,295)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	—	33
Other comprehensive income (loss)	—	33
Total comprehensive loss	$(14,600)	$(16,262)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(14,600)	$(16,262)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	278	—	—	278
Adoption of ASC 606	—	—	—	—	—	4,809	—	4,809
Comprehensive income (loss)
Net loss	—	—	—	—	—	(16,295)	—	(16,295)
Other comprehensive income	—	—	—	—	—	—	33	33
Total comprehensive loss								(16,262)
Equity (deficit) - March 31, 2018	2,463,321	$61,583	66,977,104	$670	$3,173,559	$(3,078,734)	$1,403	$158,481

Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,222	—	—	1,222
Adoption of ASC 842	—	—	—	—	—	(9,831)		(9,831)
Comprehensive income (loss)
Net loss	—	—	—	—	—	(14,600)	—	(14,600)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(14,600)
Equity (deficit) - March 31, 2019	2,463,321	$61,583	67,027,104	$670	$3,177,065	$(3,131,133)	$1,878	$110,063

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(14,600)	$(16,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,924	5,548
Amortization of discount and premium	(56)	288
Other amortization	3,566	2,711
Amortization of revenue on golf membership deposit liabilities	(379)	(349)
Amortization of prepaid golf membership dues	(3,323)	(6,270)
Stock-based compensation	1,222	278
Impairment	4,088	1,473
Equity in earnings from equity method investments, net of distributions	(341)	(379)
Other (gains) losses, net	(5,022)	2
Unrealized (gain) on investments	—	(242)
Loss on extinguishment of debt	16	52
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(1,052)	(1,983)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	(11,234)	(353)
Net cash used in operating activities	(22,191)	(15,519)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	17,749	—
Acquisition and additions of property and equipment and intangibles	(22,717)	(15,378)
Net cash used in investing activities	(4,968)	(15,378)
Cash Flows From Financing Activities
Repayments of debt obligations	(1,397)	(1,141)
Golf membership deposits received	357	861
Preferred stock dividends paid	(1,395)	(1,395)
Other financing activities	(3)	(105)
Net cash used in financing activities	(2,438)	(1,780)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(29,597)	(32,677)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	82,819	173,688
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$53,222	$141,011

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to finance lease assets and liabilities	$6,352	$1,170
Additions to property and equipment and accounts payable	$2,258	$6,599
Additions for operating lease right-of-use assets and operating lease liabilities	$200,368	$—

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
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
The Company’s Traditional Golf business is one of the largest operators of golf properties in the United States. As of March 31, 2019, the Company owned, leased or managed 64 properties across 11 states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s Consolidated Financial Statements for the year ended December 31, 2018.

As of March 31, 2019, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended March 31,
	2019	2018
Unrealized (gain) on non-hedge derivative instruments	—	(242)
Realized and unrealized (gain) loss on investments	$—	$(242)

Loss on lease modifications and terminations	$—	$(771)
Loss on extinguishment of debt, net	(16)	(52)
Collateral management fee income, net	128	154
Equity in earnings of equity method investments	341	379
Gain (loss) on sale of long-lived assets and intangibles	5,029	(206)
Other income	6	90
Other income (loss), net	$5,488	$(406)

Property and Equipment, Net — Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. The Company suspends depreciation and amortization for assets held-for-sale. Subsequent changes to the estimated fair value less costs to sell could impact the measurement of assets held-for-sale. Decreases are recognized as an impairment loss and recorded in "Impairment" on the Consolidated Statements of Operations. To the extent the fair value increases, any previously reported impairment is reversed. Real estate held-for-sale is recorded in “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale” on the Consolidated Balance Sheets.

Leasing Arrangements — The Company evaluates at lease inception whether an arrangement is or contains a lease by providing the Company with the right to control an asset. Operating leases are accounted for on balance sheet with the Right of Use (“ROU”) assets and lease liabilities recognized in "Operating lease right-of-use assets," "Other current liabilities" and "Operating lease liabilities - noncurrent" in the Consolidated Balance Sheets. Finance lease ROU assets, current lease liabilities and noncurrent lease liabilities are recognized in "Property and equipment, net of accumulated depreciation", and "Obligations under finance leases" and "Credit facilities and obligations under finance leases - noncurrent" in the Consolidated Balance Sheets, respectively.

All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined using a portfolio approach based on the rate of interest that the Company would pay to borrow on a collateralized basis an amount equal to the lease payments for similar term and in a similar economic environment on a collateralized basis. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives received. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization" on the Consolidated Statements of Operations.

In addition to the fixed minimum payments required under the lease arrangements, certain leases require variable lease payments, which are payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments as well as payment of taxes assessed against the leased property. The leases generally also require the payment for the cost of insurance and maintenance. Variable lease payments are recognized when the associated activity occurs and contingency is resolved.

The Company has elected to combine lease and non-lease components for all lease contracts. Additionally, the Company does not recognize ROU assets and lease liabilities for arrangements with lease terms of 12 months or less and lease payments are recognized on a straight-line basis over the lease term with variable lease payments recognized in the period in which the obligation is incurred.

Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of March 31, 2019 and December 31, 2018, the carrying value of this investment was $23.0 million and $22.6

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near-term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

Impairment of Real Estate and Finite-lived Intangible Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate held-for-use and held-for-sale, as well as finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate. Assets to be disposed of by sale are recorded at the lower of carrying amount or fair value less costs to sell.

Other Current Assets

The following table summarizes the Company's other current assets:

	March 31, 2019	December 31, 2018
Prepaid expenses	$2,310	$2,651
Deposits	2,606	2,494
Inventory	3,025	2,855
Miscellaneous current assets, net	12,390	12,505
Other current assets	$20,331	$20,505

Other Assets

The following table summarizes the Company's other assets:

	March 31, 2019	December 31, 2018
Prepaid expenses	$334	$277
Deposits	2,127	2,140
Miscellaneous assets, net	2,582	6,267
Other assets	$5,043	$8,684

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	March 31, 2019	December 31, 2018
Security deposits payable	$6,435	$14,188
Operating lease liabilities	16,924	—
Accrued rent	1,707	2,885
Dividends payable	930	930
Miscellaneous current liabilities	3,281	4,282
Other current liabilities	$29,277	$22,285

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

Other Liabilities

The following table summarized the Company's other liabilities:

	March 31, 2019	December 31, 2018
Security deposits payable	$271	$91
Service obligation intangible	2,043	2,759
Accrued rent	—	1,617
Miscellaneous liabilities	762	765
Other liabilities	$3,076	$5,232

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. On January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach. The Company has utilized the effective date transition method and accordingly is not required to adjust its comparative period financial information for effects of ASU 2016-02. The Company has elected to adopt practical expedients which permits it to not reassess its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company elected to combine lease and non-lease components for all lease contracts and also elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less. The Company has also elected to adopt the practical expedient for land easements which permits it not to evaluate existing and expired land easements under the new standard. The adoption of ASU 2016-02 had a material impact on the Company’s Consolidated Balance Sheets, resulting in the recognition of operating lease right-of-use assets and operating lease liabilities of $225.6 million and $205.9 million, respectively, with the difference primarily due to reclassifications of leasehold intangibles and an adjustment to accumulated deficit. There was no material impact on the Consolidated Statements of Operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of this guidance. The effective date of the standard will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard requires a customer in a cloud computing arrangement (i.e., a hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. That guidance requires certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use.  The effective date of the standard will be for annual periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. Entities can either apply the guidance prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is currently evaluating the timing for adoption and the impact it may have on its Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

3. REVENUES

The majority of the Company’s revenue is recognized at a point in time which is at the time of sale to customers at the Company’s Entertainment Golf venues and Traditional Golf properties, including green fees, cart rentals, bay play, events and sales of food, beverages and merchandise.

The Company’s revenue is all generated within the Entertainment and Traditional Golf segments. The following table disaggregates revenue by category: Entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties	Total
Golf operations	$681	$17,464	$15,454	$11,107	$44,706	$—	$22,370	$25,949	$5,235	$53,554
Sales of food and beverages	1,040	5,476	2,730	—	9,246	—	7,207	5,899	—	13,106
Total revenues	$1,721	$22,940	$18,184	$11,107	$53,952	$—	$29,577	$31,848	$5,235	$66,660

4. SEGMENT REPORTING

The Company currently has three reportable segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate. The chief operating decision maker (“CODM”) for each segment is our Chief Executive Officer, who reviews discrete financial information for each reportable segment to manage the Company, including resource allocation and performance assessment.

The Company opened its inaugural Entertainment Golf venue in Orlando, Florida on April 7, 2018 and expects to continue opening a chain of next-generation Entertainment Golf venues across the United States and internationally, which combine golf, competition, dining and fun.

Additionally, the Company's Traditional Golf business is one of the largest operators of golf properties in the United States. As of March 31, 2019, the Company owned, leased or managed 64 Traditional Golf properties across 11 states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended March 31, 2019
Revenues
Golf operations	$681	$44,025	$—	$44,706
Sales of food and beverages	1,040	8,206	—	9,246
Total revenues	1,721	52,231	—	53,952
Operating costs
Operating expenses (A)	1,747	45,976	—	47,723
Cost of sales - food and beverages	251	2,447	—	2,698
General and administrative expense	3,379	3,897	3,944	11,220
General and administrative expense - acquisition and transaction expenses (B)	157	153	89	399
Depreciation and amortization	709	4,217	(2)	4,924
Pre-opening costs (C)	1,179	—	—	1,179
Impairment	—	4,088	—	4,088
Realized and unrealized (gain) on investments	—	—	—	—
Total operating costs	7,422	60,778	4,031	72,231
Operating loss	(5,701)	(8,547)	(4,031)	(18,279)
Other income (expenses)
Interest and investment income	132	38	174	344
Interest expense (D)	(3)	(2,190)	(626)	(2,819)
Capitalized interest (D)	—	188	478	666
Other (loss) income, net	(7)	5,030	465	5,488
Total other income (expenses)	122	3,066	491	3,679
Income tax expense	—	—	—	—
Net loss	(5,579)	(5,481)	(3,540)	(14,600)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(5,579)	$(5,481)	$(4,935)	$(15,995)

	Entertainment Golf	Traditional Golf	Corporate (E)	Total
March 31, 2019
Total assets	164,907	351,877	47,207	563,991
Total liabilities	42,054	349,987	61,887	453,928
Preferred stock	—	—	61,583	61,583
Noncontrolling interest	—	—	—	—
Equity attributable to common stockholders	$122,853	$1,890	$(76,263)	$48,480

Additions to property and equipment (including finance leases) during the three months ended March 31, 2019	$28,037	$2,106	$800	$30,943

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate (F)	Total
Three Months Ended March 31, 2018
Revenues
Golf operations	$—	$53,554	$—	$53,554
Sales of food and beverages	—	13,106	—	13,106
Total revenues	—	66,660	—	66,660
Operating costs
Operating expenses (A)	—	57,379	—	57,379
Cost of sales - food and beverages	—	4,040	—	4,040
General and administrative expense	1,102	4,153	2,080	7,335
General and administrative expense - acquisition and transaction expenses (B)	1,253	307	297	1,857
Depreciation and amortization	30	5,513	5	5,548
Pre-opening costs (C)	1,556	—	—	1,556
Impairment	—	1,326	147	1,473
Realized and unrealized (gain) on investments	—	(242)	—	(242)
Total operating costs	3,941	72,476	2,529	78,946
Operating loss	(3,941)	(5,816)	(2,529)	(12,286)
Other income (expenses)
Interest and investment income	28	51	367	446
Interest expense (D)	—	(3,938)	(494)	(4,432)
Capitalized interest (D)	—	383	—	383
Other (loss) income, net	—	(938)	532	(406)
Total other income (expenses)	28	(4,442)	405	(4,009)
Income tax expense	—	—	—	—
Net loss	(3,913)	(10,258)	(2,124)	(16,295)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(3,913)	$(10,258)	$(3,519)	$(17,690)

(A)
Operating expenses include rental expenses recorded under operating leases for carts and equipment in the amount of $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

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

(D)
Interest expense includes the accretion of membership deposit liabilities in the amount of $1.9 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. Interest expense and capitalized interest total to interest expense, net on the Consolidated Statements of Operations.

(E)	Total assets in the corporate segment include an equity method investment in the amount of $23.0 million as of March 31, 2019 recorded in other investments on the Consolidated Balance Sheets.

(F)	The Debt Investments segment and corporate segment as reported previously are combined to conform to the current period's presentation.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,747	$—	$6,747	$6,747	$—	$6,747
Buildings and improvements	77,055	(30,315)	46,740	78,833	(30,540)	48,293
Furniture, fixtures and equipment	27,179	(17,396)	9,783	26,726	(16,729)	9,997
Finance leases - equipment	33,359	(13,566)	19,793	28,745	(12,843)	15,902
Construction in progress	74,573	—	74,573	51,666	—	51,666
Total Property and Equipment	$218,913	$(61,277)	$157,636	$192,717	$(60,112)	$132,605

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. As of March 31, 2019, the Company continues to present nine golf properties as held-for-sale. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively.

The real estate assets, held-for-sale, net are reported at a carrying value of $51.9 million and include $34.8 million of land, $17.3 million of buildings and improvements, $1.1 million of furniture, fixtures and equipment, and $0.5 million of other related assets, partially offset by accumulated impairment. The real estate liabilities, held-for-sale, are reported at a carrying value of $0.8 million and include property liabilities to be assumed, primarily prepaid membership dues. In March 2019, the Company reassessed the real estate assets, held-for-sale, net and determined that the carrying value of two properties exceeded the fair value less anticipated costs to sell. As a result, the Company recognized an impairment loss and recorded accumulated impairment totaling approximately $1.0 million. The fair value measurements were based on expected selling prices, less costs to sell. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

During the three months ended March 31, 2019, the Company sold two public golf properties in Georgia and a private golf property in California for an aggregate sale price of $28.7 million, resulting in net proceeds of $25.5 million, inclusive of transaction costs of $0.5 million. The Company received sale proceeds of $17.7 million during the three months ended March 31, 2019, consisting of $18.2 million for the golf properties sold during the three months ended March 31, 2019, and $2.2 million for golf properties that were sold during December 2018, less $2.7 million that was remitted to buyers for golf properties that were sold during December 2018. The Company previously received a $9.4 million cash deposit in 2018 related to a golf property that was sold in 2019. The difference between the sales price and the net proceeds was primarily due to prepaid membership dues that we are obligated to remit to the buyer, including $2.1 million payable to the buyer of a golf property sold during the three months ended March 31, 2019. The golf properties had a carrying value of $20.3 million and resulted in a gain on sale of $5.2 million. The gain on sale is recorded in other income (loss), net on the Consolidated Statement of Operations. The Company entered into a management agreement on the California golf property.

In March 2019, the Company evaluated the recoverability of the carrying value of a Traditional Golf leased golf property in California, using the income approach based on future assumptions of cash flows. Based on the analysis, the Company recorded an impairment charge of $3.1 million. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value this property falls within Level 3 for fair value reporting.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

6. LEASES
The Company's commitments under lease arrangements are primarily ground leases for Entertainment Golf venues and Traditional Golf properties and related facilities, office leases and leases for equipment and golf carts. The majority of lease terms for our Entertainment Golf venues and Traditional Golf properties and related facilities initially range from 10 to 20 years, and include up to eight 5-year renewal options (see Note 13 for additional detail). Equipment and golf cart leases initially range between 2 to 6 years and typically contain renewal options which may be on a month-to-month basis. An option to renew a lease is included in the determination of the ROU asset and lease liability when it is reasonably certain that the renewal option will be exercised.
Lease related costs recognized in the Consolidated Statements of Operations for the three months ended March 31, 2019 are as follows:

Finance lease cost
Amortization of right-of-use assets	$1,517
Interest on lease liabilities	246
Total finance lease cost	1,763

Operating lease cost
Operating lease cost	8,890
Short-term lease cost	751
Variable lease cost	2,750
Total operating lease cost	12,391

Total lease cost	$14,154

Other information related to leases included on the Consolidated Balance Sheet as of and the three months ended March 31, 2019 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	223,278	19,793
Lease liabilities	207,153	19,775

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	7,484	189
Financing cash flows	N/A	1,355

Right-of-use assets obtained in exchange for lease liabilities	4,305	6,352

Weighted average remaining lease term	13.1 years	3.5 years
Weighted average discount rate	8.7%	5.1%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 are as follows:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

	Operating Leases	Financing Leases
April 1, 2019 - December 31, 2019	22,899	6,009
2020	33,680	6,013
2021	30,739	4,509
2022	29,034	2,874
2023	28,862	1,803
Thereafter	225,126	258
Total minimum lease payments	370,340	21,466
Less: imputed interest	163,187	1,691
Total lease liabilities	$207,153	$19,775

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(122)	$578	$700	$(117)	$583
Leasehold intangibles (A) (B)	—	—	—	46,581	(20,270)	26,311
Management contracts	32,331	(15,582)	16,749	32,932	(15,174)	17,758
Internally-developed software	2,327	(1,048)	1,279	2,314	(967)	1,347
Membership base	5,236	(3,927)	1,309	5,236	(3,740)	1,496
Nonamortizable liquor licenses	1,037	—	1,037	893	—	893
Total Intangibles	$41,631	$(20,679)	$20,952	$88,656	$(40,268)	$48,388

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

(B)
As of January 1, 2019, leasehold intangibles were reclassified from "Intangibles, net of accumulated amortization" to "Operating lease right-of-use assets" in the Consolidated Balance Sheet as part of the adoption of ASU 2016-02.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at March 31, 2019 and December 31, 2018:

		March 31, 2019							December 31, 2018
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	2.80%	2.80%	24.7	$200	$200	$200
Finance leases (Equipment)	Jun 2014 - Mar 2019	19,775	19,775	May 2019 - Oct 2024	3.00% to 15.00%	5.13%	3.5	—	15,778	15,778
		19,975	19,975			5.11%	3.7	200	15,978	15,978
Less current portion of obligations under finance leases		6,790	6,790						5,489	5,489
Credit facilities and obligations under finance leases - noncurrent		13,185	13,185						10,489	10,489
Corporate
Junior subordinated notes payable (C)	Mar 2006	51,004	51,198	Apr 2035	LIBOR+2.25%	4.74%	16.1	51,004	51,004	51,200
Total debt obligations		$70,979	$71,173			4.84%	12.6	$51,204	$66,982	$67,178

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)	Interest rate based on 3 month LIBOR plus 2.25%.

The Company leases certain golf carts and other equipment under finance lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 24 to 66 months. Certain leases include bargain purchase options at lease expiration.

9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at March 31, 2019, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	March 31, 2019
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$2,650	$(1,521)	$1,129	$1,878	$—	$3,007	1	CCC	2.88%	32.00%	4.7	38.7%
Total Securities, Available for Sale (E)	$4,000	$2,650	$(1,521)	$1,129	$1,878	$—	$3,007	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

(E)
The total outstanding face amount was $4.0 million for floating rate securities. The collateral securing the ABS - Non-Agency RMBS is located in various geographical regions in the U.S. The Company does not have significant investments in any geographic region.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

The Company had no securities in an unrealized loss position as of March 31, 2019. The Company has no activity related to credit losses on debt securities for the three months ended March 31, 2019.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2019:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$3,007	$3,007	Pricing models - Level 3
Cash and cash equivalents	49,599	49,599
Restricted cash, current and noncurrent	3,623	3,623
Liabilities
Junior subordinated notes payable	51,198	29,383	Pricing models - Level 3

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
MARCH 31, 2019
(dollars in tables in thousands, except share data)

estate securities and loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities.

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,129	$3,007	10.0%	8.0%	2.9%	43.3%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2019 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2018	$2,953
Total gains (losses) (A)
Included in other comprehensive income (loss)	—
Amortization included in interest income	82
Purchases, sales and repayments (A)
Proceeds	(28)
Balance at March 31, 2019	$3,007

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the three months ended March 31, 2019. There were no transfers into or out of Level 3 during the three months ended March 31, 2019.

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
MARCH 31, 2019
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the three months ended March 31, 2019:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2018	8,436,931	$3.72
Balance at March 31, 2019	8,436,931	$3.72	7.47

Exercisable at March 31, 2019	2,705,586	$2.64	4.39

As of March 31, 2019, the Company’s outstanding options were summarized as follows:

Number of Options
Held by the former Manager	2,705,253
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	2,304,990
Issued to the independent directors	333
Issued to Drive Shack employees (B)	3,426,355
Total	8,436,931
Weighted average strike price	$3.72

(A)
The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager would not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024.

(B)
In November 2018, the Company issued options to certain employees as provided in their employment agreements. The options fully vest and are exercisable as follows: 3,351,355 options vest in equal annual installments on each of the first three anniversaries of the grant date; and 75,000 options fully vest on the third anniversary of the grant date.

The valuation of the employee options has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, expected dividend yield of the Company’s stock, expected term of the awards and the risk-free interest rate.

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $1.2 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $12.0 million as of March 31, 2019 and will be expensed over a weighted average of 2.1 years.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the three months ended March 31, 2019.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2018	54,641	$5.02
Balance at March 31, 2019	54,641	$5.02

The Company granted RSUs to the non-employee directors as part of their 2018 annual compensation. The RSUs are subject to a one year vesting period and begin to vest in August 2019. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to the RSUs was less than $0.1 million and zero during the three months ended March 31, 2019 and 2018, respectively and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.1 million as of March 31, 2019 and will be expensed over a weighted average of 0.5 years.

C. Dividends

On March 13, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2019 and ending April 30, 2019. Dividends totaling $1.4 million were paid on April 29, 2019.

D. Earnings Per Share

The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2019	2018
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(15,995)	$(17,690)
Loss Applicable to Common Stockholders	$(15,995)	$(17,690)

Denominator:
Denominator for basic earnings per share - weighted average shares	67,027,104	66,977,104
Effect of dilutive securities
Options	—	—
RSUs	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	67,027,104	66,977,104

Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.24)	$(0.26)

Loss Applicable to Common Stock, per share	$(0.24)	$(0.26)

Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.24)	$(0.26)

Loss Applicable to Common Stock, per share	$(0.24)	$(0.26)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

The Company’s dilutive securities are its outstanding stock options and RSUs. During the three months ended March 31, 2019 and 2018, the Company had 706,694 and zero antidilutive options, respectively. During the three months ended March 31, 2019 and 2018 based on the treasury stock method, the Company had 2,233,692 and 2,509,765 potentially dilutive securities, respectively, which were excluded due to the Company's loss position.

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Agreements with the Former Manager
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services (“Transition Services”).  The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company incurred $0.1 million and $0.2 million in costs for Transition Services during the three months ended March 31, 2019 and 2018, respectively, and these costs are reported in general and administrative expense on the Consolidated Statements of Operations.

At March 31, 2019, Fortress, through its affiliates, and principals of Fortress, owned 7.3 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 2.7 million shares of the Company’s common stock (Note 11).

Other Affiliated Entities
A member of the Board of Directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator market rates for the charters.

The Company leased corporate office space from an affiliate of a member of our Board of Directors. The Company has accrued $0.2 million in rent expense for the three months ended March 31, 2019, which represents market rates for the office space.

13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property. In June 2018, the Company accrued an additional $6.6 million for a total of $7.4 million to settle this legal dispute, which was recorded as accounts payable and accrued expenses in the Consolidated Balance Sheet. In July 2018, the Company settled the dispute for $7.4 million, with $5.2 million payable immediately and $2.2 million payable in six quarterly installments. The Company paid a total of $1.1 million of the quarterly installments as of March 31, 2019, and the final payment is due in December 2019.

On February 19, 2019, a former employee filed a class action complaint against the Company alleging that our Traditional Golf properties in the State of New York did not comply with state wage and hour laws, including New York Labor Law Section 190 et seq. and Section 196-d and 12 New York Codes, Rules and Regulations Part 146, and seeking monetary damages under these laws. The Company has not accrued additional losses in connection with this legal dispute because management does not believe there is a probable and reasonably estimable loss at this time. However, the ultimate outcome of the proceedings may have a material adverse effect on our business, financial position or results of operations.

The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2019, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

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

In February 2018, the Company entered into a ground lease in New Orleans, Louisiana. During December 2018, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes eight 5-year renewal options.

As of March 31, 2019, the Company has additional operating leases that have not yet commenced of $115.4 million. The leases are expected to commence over the next 12 - 24 months with lease terms of 2 to 20 years. These leases are primarily real estate leases for future Entertainment Golf venues and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies prior to construction.

Contingencies - In September 2017, Hurricane Irma caused significant damage to a Traditional Golf property in Florida, including damage to trees, bunkers and other landscaping. The three golf courses at this property were closed immediately and reopened prior to December 31, 2017. The property is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. The Company has incurred $5.7 million in property repair costs related to Hurricane Irma of which $0.2 million was incurred in 2019. As of March 31, 2019, all hurricane property repairs are complete. The Company was reimbursed $2.0 million and $3.0 million by the insurer in 2017 and 2018, respectively. Property repair costs and insurance reimbursement are recorded in operating expenses on the Consolidated Statements of Operations.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was zero for both the three months ended March 31, 2019 and 2018.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2019 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

15. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to March 31, 2019 through the issuance of these Consolidated Financial Statements.

In April 2019, the Company consummated the sale of a private golf property in Tennessee for a sale price of $4.8 million.

On April 11, 2019, the Company issued 695,652 options at a strike price of $4.66. The options fully vest and are exercisable in equal annual installments on each of the first three anniversaries of the grant date.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2019
(dollars in tables in thousands, except share data)

On May 7, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2019 and ending July 31, 2019. Dividends totaling $1.4 million will be paid on July 31, 2019 to stockholders of record on July 1, 2019.

On May 9, 2019, the Company consummated the sale of a private golf property in Washington for a sale price of $8.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc. (and with its subsidiaries, “Drive Shack Inc.” or the “Company”). The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herein, and with Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

GENERAL
The Company is a leading owner and operator of golf-related leisure and entertainment businesses. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” We conduct our business through the following segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate.

Business Overview

Entertainment Golf | Drive Shack

Drive Shack is an entertainment company that combines golf, competition, dining and fun. In April 2018, we opened our inaugural venue in Orlando, Florida. Drive Shack expects to open a chain of next-generation entertainment golf venues across the United States and internationally, with each venue featuring multiple stories of hitting suites where friends, family, co-workers or complete strangers can compete in a technologically-enhanced golf games. Consumers who are seeking a good time, and not looking to participate in the game, are able to spectate from one of Drive Shack’s restaurant or lounge areas.
Traditional Golf | American Golf
American Golf (as defined below) is one of the largest operators of golf properties in the United States. As of March 31, 2019, we owned, leased or managed 64 properties across 11 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 40,000 members, who played over 500,000 rounds at our properties during the three months ended March 31, 2019.
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
Public Properties.   Our 39 public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.
Private Properties.   Our seven private properties are open to members only and generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. Amenities at these properties typically include practice facilities, full service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.
Managed Properties. Our 18 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  We recognize revenue from these properties in amounts equal to the respective management fees and the reimbursements of certain operating costs.

The following summarizes the American Golf properties and holes as of March 31, 2019:

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

Entertainment Golf Business

We opened our inaugural venue in Orlando, Florida in April 2018 and are in the construction and development phase for six additional sites, as well as in the process of exploring sites for additional Entertainment Golf venues. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes could impact our business. In addition, similar to our Traditional Golf business, trends in consumer spending, as well as climate and weather patterns, could have an impact on the markets in which we currently or will in the future operate.
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

Actual results have historically been in line with management’s estimates and judgments used in applying each of the accounting policies and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. However, the Company does not expect our assessments and assumptions to materially change in the future. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except for those made in connection with the adoption of ASU 2016-02. See Note 2 in Part I, Item 1 “Financial Statements” for additional information.

Recent Accounting Pronouncements

See Note 2 in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

The following table summarize the changes in our results of operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Golf operations (A)	$44,706	$53,554	$(8,848)	(16.5)%
Sales of food and beverages	9,246	13,106	(3,860)	(29.5)%
Total revenues	53,952	66,660	(12,708)	(19.1)%
Operating costs
Operating expenses (A)	47,723	57,379	(9,656)	(16.8)%
Cost of sales - food and beverages	2,698	4,040	(1,342)	(33.2)%
General and administrative expense	11,619	9,192	2,427	26.4%
Depreciation and amortization	4,924	5,548	(624)	(11.2)%
Pre-opening costs	1,179	1,556	(377)	(24.2)%
Impairment	4,088	1,473	2,615	177.5%
Realized and unrealized (gain) on investments	—	(242)	242	(100.0)%
Total operating costs	72,231	78,946	(6,715)	(8.5)%
Operating loss	(18,279)	(12,286)	5,993	48.8%

Other income (expenses)
Interest and investment income	344	446	(102)	(22.9)%
Interest expense, net	(2,153)	(4,049)	(1,896)	(46.8)%
Other income (loss), net	5,488	(406)	5,894	N.M.
Total other income (expenses)	3,679	(4,009)	7,688	(191.8)%

Loss before income tax	$(14,600)	$(16,295)	$(1,695)	(10.4)%

(A)	Includes $9.8 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively, due to management contract reimbursements reported under the new revenue standard.

Revenues from Golf Operations

Revenues from golf operations decreased by $8.8 million primarily due to decreases of: (i) $13.9 million related to fewer Traditional Golf properties owned or operated in 2019, (ii) $1.8 million due to fewer rounds played related to unfavorable weather, partially offset by an increase of (iii) $5.9 million in revenues from management contracts and (iv) $0.7 million related to our Entertainment Golf venue that opened in Orlando, Florida in April 2018.

Sales of Food and Beverages

Sales of food and beverages decreased by $3.9 million primarily due to decreases of: (i) $4.4 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $0.5 million due to lower traffic in our Traditional Golf properties, partially offset by an increase of $1.0 million related to our Entertainment Golf venue that opened in Orlando, Florida in April 2018.

Operating Expenses

Operating expenses decreased by $9.7 million primarily due to decreases of: (i) $16.1 million due to fewer Traditional Golf properties owned or operated in 2019, partially offset by increases of: (ii) $5.1 million in reimbursed expenses revenues from management contracts due to more courses managed in 2019 and (iii) $1.7 million related to our Entertainment Golf venue that opened in Orlando, Florida in April 2018.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $1.3 million primarily due to fewer Traditional Golf properties owned or operated in 2019 partially offset by our Entertainment Golf venue that opened in Orlando, Florida in April 2018.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense increased by $2.4 million primarily due to higher payroll expense related to the hiring of employees in our Entertainment Golf and corporate segments, including an increase of $0.9 million in stock-based compensation expense.

Depreciation and Amortization

Depreciation and amortization decreased by $0.6 million primarily due to fewer Traditional Golf properties owned or operated in 2019 as well as a decrease due to courses that remain classified as held-for-sale as of March 31, 2019, partially offset by depreciation on assets placed into service in April 2018 at our Entertainment Golf venue in Orlando, Florida.

Pre-Opening Costs

There was no significant change in pre-opening costs.

Impairment

During the three months ended March 31, 2019, we recorded impairment of $1.0 million on two Traditional Golf properties that were classified as held-for-sale and $3.1 million on a leased Traditional Golf property. During the three months ended March 31, 2018, we recorded impairment of $1.3 million on a Traditional Golf property that was reclassified as held-for-sale in March 2018.

Realized and Unrealized (Gain) on Investments

During the three months ended March 31, 2018, we recorded an unrealized gain of $0.2 million on the mark-to-market on the value of a derivative, which was unwound in December 2018.

Interest and Investment Income

There was no significant change in interest and investment income.

Interest Expense, Net

Interest expense, net decreased by $1.9 million primarily due to a decrease in interest expense related to the Traditional Golf term loan which was prepaid in December 2018.

Other Income (Loss), Net

Other income (loss), net increased by $5.9 million primarily due to a $5.2 million gain on the sale of three Traditional Golf properties during the three months ended March 31, 2019, compared to a $1.0 million loss due to golf properties exited during the three months ended March 31, 2018.

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

Sources of Liquidity and Uses of Capital

As of the date of this filing, we believe we have sufficient assets, which include unrestricted cash, to satisfy all of our short-term recourse liabilities. Our junior subordinated notes payable are long-term obligations. With respect to the next 12 months, we expect that our cash on hand combined with our other primary sources of funds for liquidity will be sufficient to satisfy our anticipated liquidity needs with respect to our current portfolio, including related financings, capital expenditures for our Entertainment and Traditional Golf businesses, working capital needs and operating expenses. However, we may have additional cash requirements with respect to executing our strategic objectives for our Entertainment Golf business and incremental capital investments related to our Traditional Golf business. In addition to our available cash, we may elect to meet the cash requirements of these incremental investments through proceeds from the monetization of our assets or from additional borrowings, equity offerings or other means. While it is inherently more difficult to forecast beyond the next 12 months, we currently expect to meet our long-term liquidity requirements, specifically the repayment of our debt obligations and capital expenditures, through our cash on hand and, if needed, additional borrowings, proceeds from equity offerings and the sale or refinancing of our assets. We continually monitor market conditions for financing opportunities, and at any given time, we may enter into or pursue one or more of the transactions described above.
These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, which are described below under “–Factors That Could Impact Our Liquidity, Capital Resources and Capital Obligations” as well as Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Cash flows provided by operations constitute a critical component of our liquidity. Essentially, our cash flows provided by operations is equal to (i) net cash flows received from our Entertainment and Traditional Golf businesses, plus (ii) the net cash flows from our security investments, including principal and sales proceeds, less (iii) Entertainment and Traditional Golf operating expenses, management fees, professional fees, insurance and other expenses, less (iv) employee wage and benefit expenses, less (v) interest on the junior subordinated notes payable and less (vi) preferred dividends.

Our cash flows provided by operations differs from our net income (loss) due to these primary factors: (i) accretion of discount on our real estate securities and loans (including the accrual of interest payable at maturity), (ii) accretion of the golf membership deposit liabilities in interest expense, (iii) recognition of deferred revenue from initiation fee deposits, (iv) amortization of prepaid golf membership dues, (v) gains and losses from sales of assets, (vi) other-than-temporary impairment on our investments, as well as impairments of Traditional Golf properties, (vii) unrealized gains or losses on our investments, (viii) non-cash gains or losses associated with our early extinguishment of debt, (ix) non-cash gains on deconsolidation, and (x) depreciation and amortization on our assets.

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our real estate debt investments and golf-related real estate and operations. The Company has paid preferred dividends of $1.4 million thus far in fiscal year 2019, and our board of directors elected not to declare common stock dividends in the first three months of fiscal year 2019 to retain capital for growth. For the three months ended March 31, 2019, the Company reported net cash used in operating activities of $22.2 million, net cash used in investing activities of $5.0 million, net cash used in financing activities of $2.4 million, and cash and cash equivalents of $49.6 million as of March 31, 2019. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of March 31, 2019, we had $49.6 million of available cash, including $6.8 million of working capital for the Traditional Golf business. On March 13, 2019, we declared a quarterly preferred dividend of $1.4 million which was paid on April 29, 2019.

Short-term liquidity requirements – As of March 31, 2019, we expect our short-term liquidity requirements to include a total of approximately $85.0 to $95.0 million for both our Drive Shack venues and Traditional Golf properties.

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

•
For a further discussion of a number of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Debt Obligations

Our debt obligations including finance lease obligations, as summarized in Note 8 to our Consolidated Financial Statements included herein, existing at March 31, 2019 had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from April 1, 2019 through December 31, 2019	$5,366	$—	$5,366
2020	5,437	—	5,437
2021	4,201	—	4,201
2022	2,747	—	2,747
2023	1,770	—	1,770
2024	254	—	254
Thereafter	200	51,004	51,204
Total	$19,975	$51,004	$70,979

Equity

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the three months ended	Paid	Series B	Series C	Series D
January 31, 2019	January 2019	$0.609	$0.503	$0.523
April 30, 2019	April 2019	$0.609	$0.503	$0.523

Cash Flow

Operating Activities

Net cash used in operating activities was $22.2 million for the three months ended March 31, 2019 and $15.5 million for the three months ended March 31, 2018. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦	$1.8 million due to management fees paid in 2018 that were incurred in 2017 when the Company was externally managed.

•	Operating cash flows decreased by:

◦	$4.6 million in lower operating cash flows from Traditional Golf, primarily related to golf properties sold in December 2018; and

◦	$3.9 million of payroll costs primarily due to increased headcount and bonuses paid in 2019 that were incurred in 2018.

Investing Activities

Investing activities used $5.0 million and $15.4 million during the three months ended March 31, 2019 and 2018, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Entertainment Golf venues and Traditional Golf properties. Proceeds received from cash flows from investing activities consisted primarily of sale of property and equipment.

Financing Activities

Financing activities used $2.4 million and $1.8 million during the three months ended March 31, 2019 and 2018, respectively. Proceeds received from cash flow from financing activities consisted primarily of deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations and the payment of preferred dividends.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2019, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2018. In addition, we had the following material contractual obligations:

•	In March 2019, we executed a lease for office space in New York, New York for a term of seven years.

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

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

On February 19, 2019, a former employee filed a class action complaint against the Company alleging that our Traditional Golf properties in the State of New York did not comply with state wage and hour laws, including New York Labor Law Section 190 et seq. and Section 196-d and 12 New York Codes, Rules and Regulations Part 146, and seeking monetary damages under these laws (see Part I, Item 1. "Financial Statements - Note 13 Commitments and Contingencies").

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

4.4
Tax Benefits Preservation Plan, dated as of December 7, 2016, between Newcastle Investment Corp. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on December 8, 2016).

4.5
Tax Benefits Preservation Plan, dated as of December 6, 2017, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on December 6, 2017).

4.6
Tax Benefits Preservation Plan, dated as of December 5, 2018, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 4.1, filed on December 6, 2018).

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

Exhibit Number	Exhibit Description

10.4*	Amendment to the Letter Agreement dated December 21, 2017, by and between Drive Shack Inc. and Sarah L. Watterson.

10.5*
Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr.
(incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 21,
2017).

10.6*
Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Sara A. Yakin (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on December 21, 2017).

10.7*
Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.6, filed on March 15, 2019).

10.8*
Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.7, filed on March 15, 2019).

10.9*
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

10.10*
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

10.11*
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.12*	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2016).

10.13*
2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).

10.14*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).

10.15
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.16
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on February 1, 2010).

10.17	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.18*
Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).

10.19*
Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.18, filed on March 15, 2019).

10.20*
Incentive Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.19, filed on March 15, 2019).

Exhibit Number	Exhibit Description

10.21*
Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.20, filed on March 15, 2019).

10.22*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Kenneth A. May
Kenneth A. May
Chief Executive Officer, President and Director

May 10, 2019

By:	/s/ David M. Hammarley
David M. Hammarley
Chief Financial Officer

May 10, 2019

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Accounting Officer and Treasurer

May 10, 2019