Form 10-Q
period 2019-06-30
Drive Shack Inc.
filed 2019-08-06
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Common stock, $0.01 par value per share: 67,033,104 shares outstanding as of July 26, 2019.

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

•
other risks detailed from time to time below, particularly in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in our subsequent filings with the Securities and Exchange Commission, which we refer to as the SEC in this Quarterly Report on Form 10-Q.

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

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$39,683	$79,235
Restricted cash	4,299	3,326
Accounts receivable, net	6,341	7,518
Real estate assets, held-for-sale, net	33,355	75,862
Real estate securities, available-for-sale	3,071	2,953
Other current assets	20,471	20,505
Total current assets	107,220	189,399
Restricted cash, noncurrent	258	258
Property and equipment, net of accumulated depreciation	177,619	132,605
Operating lease right-of-use assets	225,666	—
Intangibles, net of accumulated amortization	20,115	48,388
Other investments	23,300	22,613
Other assets	4,897	8,684
Total assets	$559,075	$401,947

Liabilities and Equity
Current liabilities
Obligations under finance leases	$7,675	$5,489
Membership deposit liabilities	8,793	8,861
Accounts payable and accrued expenses	41,375	45,284
Deferred revenue	10,905	18,793
Real estate liabilities, held-for-sale	33	2,947
Other current liabilities	28,075	22,285
Total current liabilities	96,856	103,659
Credit facilities and obligations under finance leases - noncurrent	15,433	10,489
Operating lease liabilities - noncurrent	195,347	—
Junior subordinated notes payable	51,196	51,200
Membership deposit liabilities, noncurrent	94,156	90,684
Deferred revenue, noncurrent	5,930	6,016
Other liabilities	3,035	5,232
Total liabilities	$461,953	$267,280

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2019 and December 31, 2018	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,033,104 and 67,027,104 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	670	670
Additional paid-in capital	3,178,478	3,175,843
Accumulated deficit	(3,145,487)	(3,105,307)
Accumulated other comprehensive income	1,878	1,878
Total equity	$97,122	$134,667

Total liabilities and equity	$559,075	$401,947

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Golf operations	$57,386	$69,150	$102,092	$122,704
Sales of food and beverages	14,229	21,854	23,475	34,960
Total revenues	71,615	91,004	125,567	157,664

Operating costs
Operating expenses	58,720	67,042	106,443	124,421
Cost of sales - food and beverages	3,904	6,193	6,601	10,233
General and administrative expense	13,607	10,268	25,226	19,462
Depreciation and amortization	5,122	4,315	10,046	9,863
Pre-opening costs	1,700	247	2,879	1,803
Impairment	118	—	4,206	1,473
Realized and unrealized (gain) on investments	—	(89)	—	(331)
Total operating costs	83,171	87,976	155,401	166,924
Operating income (loss)	(11,556)	3,028	(29,834)	(9,260)

Other income (expenses)
Interest and investment income	265	469	608	915
Interest expense, net	(1,795)	(4,601)	(3,947)	(8,650)
Other income (loss), net	127	(3,699)	5,614	(4,105)
Total other income (expenses)	(1,403)	(7,831)	2,275	(11,840)
Loss before income tax	(12,959)	(4,803)	(27,559)	(21,100)
Income tax expense	—	—	—	—
Net Loss	(12,959)	(4,803)	(27,559)	(21,100)
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Loss Applicable to Common Stockholders	$(14,354)	$(6,198)	$(30,349)	$(23,890)

Loss Applicable to Common Stock, per share
Basic	$(0.21)	$(0.09)	$(0.45)	$(0.36)
Diluted	$(0.21)	$(0.09)	$(0.45)	$(0.36)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,029,610	66,977,104	67,028,364	66,977,104
Diluted	67,029,610	66,977,104	67,028,364	66,977,104

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(12,959)	$(4,803)	$(27,559)	$(21,100)
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	—	30	—	63
Other comprehensive income	—	30	—	63
Total comprehensive loss	$(12,959)	$(4,773)	$(27,559)	$(21,037)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(12,959)	$(4,773)	$(27,559)	$(21,037)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	278	—	—	278
Adoption of ASC 606	—	—	—	—	—	4,809	—	4,809
Comprehensive income (loss)
Net loss	—	—	—	—	—	(16,297)	—	(16,297)
Other comprehensive income	—	—	—	—	—	—	33	33
Total comprehensive loss								(16,264)
Equity (deficit) - March 31, 2018	2,463,321	$61,583	66,977,104	$670	$3,173,559	$(3,078,736)	$1,403	$158,479
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	530	—	—	530
Comprehensive income (loss)
Net loss	—	—	—	—	—	(4,803)	—	(4,803)
Other comprehensive income	—	—	—	—	—	—	30	30
Total comprehensive loss								(4,773)
Equity (deficit) - June 30, 2018	2,463,321	$61,583	66,977,104	$670	$3,174,089	$(3,084,934)	$1,433	$152,841

Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,222	—	—	1,222
Adoption of ASC 842	—	—	—	—	—	(9,831)		(9,831)
Comprehensive income (loss)
Net loss	—	—	—	—	—	(14,600)	—	(14,600)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(14,600)
Equity (deficit) - March 31, 2019	2,463,321	$61,583	67,027,104	$670	$3,177,065	$(3,131,133)	$1,878	$110,063
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,384	—	—	1,384
Purchase of common stock (directors)	—	—	6,000	—	29	—	—	29
Comprehensive income (loss)
Net loss	—	—	—	—	—	(12,959)	—	(12,959)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(12,959)
Equity (deficit) - June 30, 2019	2,463,321	$61,583	67,033,104	$670	$3,178,478	$(3,145,487)	$1,878	$97,122

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(27,559)	$(21,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,046	9,863
Amortization of discount and premium	(122)	588
Other amortization	6,826	5,481
Amortization of revenue on golf membership deposit liabilities	(874)	(726)
Amortization of prepaid golf membership dues	(6,855)	(12,990)
Stock-based compensation	2,606	808
Impairment	4,206	1,473
Equity in earnings from equity method investments, net of distributions	(685)	(766)
Other (gains) losses, net	(4,573)	4,055
Unrealized (gain) on investments	—	(331)
Loss on extinguishment of debt	22	141
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(1,579)	(182)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	(5,685)	1,801
Net cash used in operating activities	(24,226)	(11,885)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	32,665	—
Acquisition and additions of property and equipment and intangibles	(42,569)	(27,877)
Net cash used in investing activities	(9,904)	(27,877)
Cash Flows From Financing Activities
Repayments of debt obligations	(2,691)	(2,344)
Golf membership deposits received	1,012	1,735
Preferred stock dividends paid	(2,790)	(2,790)
Other financing activities	20	(232)
Net cash used in financing activities	(4,449)	(3,631)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(38,579)	(43,393)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	82,819	173,688
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$44,240	$130,295

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to finance lease assets and liabilities	$10,652	$2,416
Additions to property and equipment and accounts payable	$2,816	$6,882
Additions for operating lease right-of-use assets and operating lease liabilities	$207,450	$—

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
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
The Company’s Traditional Golf business is one of the largest operators of golf properties in the United States. As of June 30, 2019, the Company owned, leased or managed 61 properties across 10 states.

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

As of June 30, 2019, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized (gain) on non-hedge derivative instruments	—	(89)	—	(331)
Realized and unrealized (gain) loss on investments	$—	$(89)	$—	$(331)

Loss on lease modifications and terminations	$—	$(25)	$—	$(796)
Loss on extinguishment of debt, net	(6)	(89)	(22)	(141)
Collateral management fee income, net	129	146	256	301
Equity in earnings of equity method investments	344	387	685	766
Gain (loss) on sale of long-lived assets and intangibles	(362)	882	4,666	676
Other income (loss) (A)	22	(5,000)	29	(4,911)
Other income (loss), net	$127	$(3,699)	$5,614	$(4,105)

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

Leasing Arrangements — The Company evaluates at lease inception whether an arrangement is or contains a lease by providing the Company with the right to control an asset. Operating leases are accounted for on balance sheet with the Right of Use (“ROU”) assets and lease liabilities recognized in "Operating lease right-of-use assets," "Other current liabilities" and "Operating lease liabilities - noncurrent" in the Consolidated Balance Sheets. Finance lease ROU assets, current lease liabilities and noncurrent lease liabilities are recognized in "Property and equipment, net of accumulated depreciation," and "Obligations under finance leases" and "Credit facilities and obligations under finance leases - noncurrent" in the Consolidated Balance Sheets, respectively.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. The Company accounts for this investment as an equity method investment. As of June 30, 2019 and December 31, 2018, the carrying value of this investment was $23.3 million and $22.6 million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near-term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

Impairment of Long-lived Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate held-for-use and held-for-sale, as well as finite-lived intangible assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.

Other Current Assets

The following table summarizes the Company's other current assets:

	June 30, 2019	December 31, 2018
Prepaid expenses	$2,372	$2,651
Deposits	2,516	2,494
Inventory	2,743	2,855
Miscellaneous current assets, net	12,840	12,505
Other current assets	$20,471	$20,505

Other Assets

The following table summarizes the Company's other assets:

	June 30, 2019	December 31, 2018
Prepaid expenses	$261	$277
Deposits	2,097	2,140
Miscellaneous assets, net	2,539	6,267
Other assets	$4,897	$8,684

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	June 30, 2019	December 31, 2018
Security deposits payable	$5,933	$14,188
Operating lease liabilities	15,835	—
Accrued rent	2,315	2,885
Dividends payable	930	930
Miscellaneous current liabilities	3,062	4,282
Other current liabilities	$28,075	$22,285

Other Liabilities

The following table summarized the Company's other liabilities:

	June 30, 2019	December 31, 2018
Security deposits payable	$319	$91
Service obligation intangible	1,954	2,759
Accrued rent	—	1,617
Miscellaneous liabilities	762	765
Other liabilities	$3,035	$5,232

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of this guidance. In April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which addresses certain fair value disclosure requirements, the measurement basis under the measurement alternative and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief, which allows entities to elect to measure assets in the scope of ASC 326-20, using the fair value option when ASU 2016-13 is adopted. The effective date of the standards will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

the first reporting period in which the guidance is effective. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

The Company’s revenue is all generated within the Entertainment and Traditional Golf segments. The following tables disaggregate revenue by category: Entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties	Total
Golf operations	$607	$28,902	$13,352	$14,525	$57,386	$1,288	$46,366	$28,806	$25,632	$102,092
Sales of food and beverages	872	10,116	3,241	—	14,229	1,911	15,593	5,971	—	23,475
Total revenues	$1,479	$39,018	$16,593	$14,525	$71,615	$3,199	$61,959	$34,777	$25,632	$125,567

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties	Total
Golf operations	$855	$34,609	$26,891	$6,795	$69,150	$855	$56,979	$52,840	$12,030	$122,704
Sales of food and beverages	952	12,307	8,595	—	21,854	952	19,514	14,494	—	34,960
Total revenues	$1,807	$46,916	$35,486	$6,795	$91,004	$1,807	$76,493	$67,334	$12,030	$157,664

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Additionally, the Company's Traditional Golf business is one of the largest operators of golf properties in the United States. As of June 30, 2019, the Company owned, leased or managed 61 Traditional Golf properties across 10 states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Six Months Ended June 30, 2019
Revenues
Golf operations	$1,288	$100,804	$—	$102,092
Sales of food and beverages	1,911	21,564	—	23,475
Total revenues	3,199	122,368	—	125,567
Operating costs
Operating expenses (A)	3,605	102,838	—	106,443
Cost of sales - food and beverages	501	6,100	—	6,601
General and administrative expense (B)	6,930	8,212	8,510	23,652
General and administrative expense - acquisition and transaction expenses (C)	963	333	278	1,574
Depreciation and amortization	1,670	8,335	41	10,046
Pre-opening costs (D)	2,879	—	—	2,879
Impairment	118	4,088	—	4,206
Realized and unrealized (gain) on investments	—	—	—	—
Total operating costs	16,666	129,906	8,829	155,401
Operating loss	(13,467)	(7,538)	(8,829)	(29,834)
Other income (expenses)
Interest and investment income	246	61	301	608
Interest expense (E)	(142)	(4,051)	(1,256)	(5,449)
Capitalized interest (E)	—	413	1,089	1,502
Other (loss) income, net	(7)	4,688	933	5,614
Total other income (expenses)	97	1,111	1,067	2,275
Income tax expense	—	—	—	—
Net loss	(13,370)	(6,427)	(7,762)	(27,559)
Preferred dividends	—	—	(2,790)	(2,790)
Loss applicable to common stockholders	$(13,370)	$(6,427)	$(10,552)	$(30,349)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended June 30, 2019
Revenues
Golf operations	$607	$56,779	$—	$57,386
Sales of food and beverages	872	13,357	—	14,229
Total revenues	1,479	70,136	—	71,615
Operating costs
Operating expenses (A)	1,857	56,863	—	58,720
Cost of sales - food and beverages	251	3,653	—	3,904
General and administrative expense (B)	3,551	4,316	4,565	12,432
General and administrative expense - acquisition and transaction expenses (C)	806	179	190	1,175
Depreciation and amortization	961	4,118	43	5,122
Pre-opening costs (D)	1,700	—	—	1,700
Impairment	118	—	—	118
Realized and unrealized loss on investments	—	—	—	—
Total operating costs	9,244	69,129	4,798	83,171
Operating (loss) income	(7,765)	1,007	(4,798)	(11,556)
Other income (expenses)
Interest and investment income	114	23	128	265
Interest expense (E)	(142)	(1,861)	(629)	(2,632)
Capitalized interest (E)	—	226	611	837
Other (loss) income, net	—	(343)	470	127
Total other income (expenses)	(28)	(1,955)	580	(1,403)
Income tax expense	—	—	—	—
Net loss	(7,793)	(948)	(4,218)	(12,959)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(7,793)	$(948)	$(5,613)	$(14,354)

	Entertainment Golf	Traditional Golf	Corporate (F)	Total
June 30, 2019
Total assets	180,343	336,484	42,248	559,075
Total liabilities	46,035	354,116	61,802	461,953
Preferred stock	—	—	61,583	61,583
Equity attributable to common stockholders	$134,308	$(17,632)	$(81,137)	$35,539

Additions to property and equipment (including finance leases) during the six months ended June 30, 2019	$47,249	$6,490	$1,648	$55,387

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Six Months Ended June 30, 2018
Revenues
Golf operations	$855	$121,849	$—	$122,704
Sales of food and beverages	952	34,008	—	34,960
Total revenues	1,807	155,857	—	157,664
Operating costs
Operating expenses (A)	1,835	122,586	—	124,421
Cost of sales - food and beverages	228	10,005	—	10,233
General and administrative expense (B)	2,638	8,467	6,257	17,362
General and administrative expense - acquisition and transaction expenses (C)	1,454	508	138	2,100
Depreciation and amortization	535	9,320	8	9,863
Pre-opening costs (D)	1,803	—	—	1,803
Impairment	—	1,326	147	1,473
Realized and unrealized (gain) on investments	—	(331)	—	(331)
Total operating costs	8,493	151,881	6,550	166,924
Operating (loss) income	(6,686)	3,976	(6,550)	(9,260)
Other income (expenses)
Interest and investment income	112	96	707	915
Interest expense (E)	—	(8,099)	(1,064)	(9,163)
Capitalized interest (E)	—	342	171	513
Other (loss) income, net	—	(5,166)	1,061	(4,105)
Total other income (expenses)	112	(12,827)	875	(11,840)
Income tax expense	—	—	—	—
Net loss	(6,574)	(8,851)	(5,675)	(21,100)
Preferred dividends	—	—	(2,790)	(2,790)
Loss applicable to common stockholders	$(6,574)	$(8,851)	$(8,465)	$(23,890)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended June 30, 2018
Revenues
Golf operations	$855	$68,295	$—	$69,150
Sales of food and beverages	952	20,902	—	21,854
Total revenues	1,807	89,197	—	91,004
Operating costs
Operating expenses (A)	1,835	65,207	—	67,042
Cost of sales - food and beverages	228	5,965	—	6,193
General and administrative expense (B)	1,535	4,313	3,961	9,809
General and administrative expense - acquisition and transaction expenses (C)	200	200	59	459
Depreciation and amortization	504	3,808	3	4,315
Pre-opening costs (D)	247	—	—	247
Impairment	—	—	—	—
Realized and unrealized (gain) on investments	—	(89)	—	(89)
Total operating costs	4,549	79,404	4,023	87,976
Operating (loss) income	(2,742)	9,793	(4,023)	3,028
Other income (expenses)
Interest and investment income	84	45	340	469
Interest expense (E)	—	(4,161)	(570)	(4,731)
Capitalized interest (E)	—	87	43	130
Other (loss) income, net	—	(4,228)	529	(3,699)
Total other income (expenses)	84	(8,257)	342	(7,831)
Income tax expense	—	—	—	—
Net (loss) income	(2,658)	1,536	(3,681)	(4,803)
Preferred dividends	—	—	(1,395)	(1,395)
(Loss) income applicable to common stockholders	$(2,658)	$1,536	$(5,076)	$(6,198)

(A)
Operating expenses include rental expenses recorded under operating leases for carts and equipment in the amount of $0.2 million and $0.5 million for the three and six months ended June 30, 2019, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

(B)
General and administrative expenses include severance expense in the amount of $0.7 million and $1.1 million for the three and six months ended June 30, 2019, respectively, and zero and $0.1 million for the three and six months ended June 30, 2018.

(C)
Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions, which may include advisory, legal, accounting and other professional or consulting fees.

(D)
Pre-opening costs are expensed as incurred and consist primarily of site-related marketing expenses, pre-opening rent, employee payroll, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.

(E)
Interest expense includes the accretion of membership deposit liabilities in the amount of $1.6 million and $3.6 million for the three and six months ended June 30, 2019, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2018, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

(F)	Total assets in the corporate segment include an equity method investment in the amount of $23.3 million as of June 30, 2019 recorded in other investments on the Consolidated Balance Sheets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,792	$—	$6,792	$6,747	$—	$6,747
Buildings and improvements	78,655	(32,025)	46,630	78,833	(30,540)	48,293
Furniture, fixtures and equipment	28,984	(18,401)	10,583	26,726	(16,729)	9,997
Finance leases - equipment	37,520	(15,018)	22,502	28,745	(12,843)	15,902
Construction in progress	91,112	—	91,112	51,666	—	51,666
Total Property and Equipment	$243,063	$(65,444)	$177,619	$192,717	$(60,112)	$132,605

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. As of June 30, 2019, the Company continues to present five golf properties as held-for-sale. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively.

The real estate assets, held-for-sale, net are reported at a carrying value of $33.4 million and include $24.4 million of land, $8.0 million of buildings and improvements, $0.5 million of furniture, fixtures and equipment, and $0.5 million of other related assets, partially offset by accumulated impairment. The real estate liabilities, held-for-sale, are reported at a carrying value of less than $0.1 million and include property liabilities to be assumed, primarily prepaid membership dues. In March 2019, the Company reassessed the real estate assets, held-for-sale, net and determined that the carrying value of two properties exceeded the fair value less anticipated costs to sell. As a result, the Company recognized an impairment loss and recorded accumulated impairment totaling approximately $1.0 million. The fair value measurements were based on expected selling prices, less costs to sell. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

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

During the three months ended June 30, 2019, the Company sold two public golf properties in New Jersey and California and two private golf properties in Tennessee and Washington for an aggregate sale price of $19.7 million, resulting in net proceeds of $17.9 million, inclusive of transaction costs of $0.8 million. The Company received sale proceeds of $14.9 million during the three months ended June 30, 2019, consisting of $18.4 million for the golf properties sold during the three months ended June 30, 2019, less $3.5 million that was remitted to buyers for golf properties that were sold in 2018 and the first quarter of 2019. The golf properties had a carrying value of $18.3 million and resulted in a loss on sale of $0.4 million. The loss on sale is recorded in other income (loss), net on the Consolidated Statement of Operations. The Company entered into a management agreement on the Washington golf property.

In March 2019, the Company evaluated the recoverability of the carrying value of a Traditional Golf leased golf property in California, using the income approach based on future assumptions of cash flows. Based on the analysis, the Company recorded

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

an impairment charge of $3.1 million. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value this property falls within Level 3 for fair value reporting.

6. LEASES
The Company's commitments under lease arrangements are primarily ground leases for Entertainment Golf venues and Traditional Golf properties and related facilities, office leases and leases for golf carts and equipment. The majority of lease terms for our Entertainment Golf venues and Traditional Golf properties and related facilities initially range from 10 to 20 years, and include up to eight 5-year renewal options (see Note 13 for additional detail). Equipment and golf cart leases initially range between 2 to 6 years and typically contain renewal options which may be on a month-to-month basis. An option to renew a lease is included in the determination of the ROU asset and lease liability when it is reasonably certain that the renewal option will be exercised.
Lease related costs recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use assets	$1,529	$3,046
Interest on lease liabilities	373	619
Total finance lease cost	1,902	3,665

Operating lease cost
Operating lease cost	9,588	18,598
Short-term lease cost	711	1,462
Variable lease cost	4,401	7,173
Total operating lease cost	14,700	27,233

Total lease cost	$16,602	$30,898

Other information related to leases included on the Consolidated Balance Sheet as of and for the six months ended June 30, 2019 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	225,666	22,502
Lease liabilities	211,182	22,908

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	15,062	420
Financing cash flows	N/A	2,692

Right-of-use assets obtained in exchange for lease liabilities	11,387	10,613

Weighted average remaining lease term	12.7 years	3.7 years
Weighted average discount rate	8.8%	7.2%

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows:

	Operating Leases	Financing Leases
July 1, 2019 - December 31, 2019	15,179	5,549
2020	33,736	6,854
2021	32,509	5,409
2022	31,134	3,829
2023	30,962	2,821
Thereafter	229,332	910
Total minimum lease payments	372,852	25,372
Less: imputed interest	161,670	2,464
Total lease liabilities	$211,182	$22,908

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(128)	$572	$700	$(117)	$583
Leasehold intangibles (A) (B)	—	—	—	46,581	(20,270)	26,311
Management contracts	32,331	(16,240)	16,091	32,932	(15,174)	17,758
Internally-developed software	1,607	(329)	1,278	2,314	(967)	1,347
Membership base	5,236	(4,114)	1,122	5,236	(3,740)	1,496
Nonamortizable liquor licenses	1,052	—	1,052	893	—	893
Total Intangibles	$40,926	$(20,811)	$20,115	$88,656	$(40,268)	$48,388

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

(B)
As of January 1, 2019, leasehold intangibles were reclassified from "Intangibles, net of accumulated amortization" to "Operating lease right-of-use assets" in the Consolidated Balance Sheet as part of the adoption of ASU 2016-02.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at June 30, 2019 and December 31, 2018:

		June 30, 2019							December 31, 2018
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon (A)	Weighted Average Funding Cost (B)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	2.80%	2.80%	24.5	$200	$200	$200
Finance leases (Equipment)	Jun 2014 - Jun 2019	22,908	22,908	Jul 2019 - Jan 2025	3.00% to 15.00%	7.22%	3.7	—	15,778	15,778
		23,108	23,108			7.19%	3.9	200	15,978	15,978
Less current portion of obligations under finance leases		7,675	7,675						5,489	5,489
Credit facilities and obligations under finance leases - noncurrent		15,433	15,433						10,489	10,489
Corporate
Junior subordinated notes payable (C)	Mar 2006	51,004	51,196	Apr 2035	LIBOR+2.25%	4.80%	15.8	51,004	51,004	51,200
Total debt obligations		$74,112	$74,304			5.54%	12.1	$51,204	$66,982	$67,178

(A)	Weighted average, including floating and fixed rate classes.

(B)	Including the effect of deferred financing costs.

(C)	Interest rate based on 3 month LIBOR plus 2.25%.

The Company leases certain golf carts and other equipment under finance lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 24 to 66 months. Certain leases include bargain purchase options at lease expiration.

9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at June 30, 2019, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	June 30, 2019
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$2,714	$(1,521)	$1,193	$1,878	$—	$3,071	1	CCC	2.79%	31.98%	4.5	40.3%
Total Securities, Available for Sale (E)	$4,000	$2,714	$(1,521)	$1,193	$1,878	$—	$3,071	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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
JUNE 30, 2019
(dollars in tables in thousands, except share data)

The Company had no securities in an unrealized loss position as of June 30, 2019. The Company has no activity related to credit losses on debt securities for the six months ended June 30, 2019.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2019:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$3,071	$3,071	Pricing models - Level 3
Cash and cash equivalents	39,683	39,683
Restricted cash, current and noncurrent	4,557	4,557
Liabilities
Junior subordinated notes payable	51,196	29,452	Pricing models - Level 3

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
JUNE 30, 2019
(dollars in tables in thousands, except share data)

estate securities and loans categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities.

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,193	$3,071	10.0%	8.0%	2.9%	43.3%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2019 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2018	$2,953
Total gains (losses) (A)
Included in other comprehensive income (loss)	—
Amortization included in interest income	176
Purchases, sales and repayments (A)
Proceeds	(58)
Balance at June 30, 2019	$3,071

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the six months ended June 30, 2019. There were no transfers into or out of Level 3 during the six months ended June 30, 2019.

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
JUNE 30, 2019
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the six months ended June 30, 2019:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2018	8,436,931	$3.72
Granted (B)	695,652	4.66
Balance at June 30, 2019	9,132,583	$3.79	6.26

Exercisable at June 30, 2019	2,705,586	$2.64	3.78

As of June 30, 2019, the Company’s outstanding options were summarized as follows:

Number of Options
Held by the former Manager	2,705,253
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	2,304,990
Issued to the independent directors	333
Issued to Drive Shack employees (B)	4,122,007
Total	9,132,583
Weighted average strike price	$3.79

(A)
The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager would not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. In July 2019, a certain employee was terminated by the Company and 921,992 options reverted back to the former Manager.  The Company will reverse $1.2 million in stock compensation expense related to these options.

(B)
In November 2018, the Company issued options to certain employees as provided in their employment agreements. The options fully vest and are exercisable as follows: 3,351,355 options vest in equal annual installments on each of the first three anniversaries of the grant date; and 75,000 options fully vest on the third anniversary of the grant date. In April 2019, the Company issued 695,652 options to an employee that vest and become exercisable in equal annual installment on each of the first three anniversaries of the grant date.

The valuation of the employee options has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, expected dividend yield of the Company’s stock, expected term of the awards and the risk-free interest rate. The fair value of the options granted was determined using the following assumptions:

Option Valuation Date	April 11, 2019
Expected Volatility	36.80%
Expected Dividend Yield	0.00%
Expected Remaining Term	6.0 years
Risk-Free Rate	2.34%
Fair Value at Valuation Date	$1,280

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $1.2 million and $2.4 million during the three and six months ended June 30, 2019, respectively, and $0.5 million and $0.8 million during the three and six months ended June 30, 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $12.0 million as of June 30, 2019 and will be expensed over a weighted average of 2.6 years.

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the six months ended June 30, 2019.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2018	54,641	$5.02
Granted	545,518	$4.69
Forfeited	(27,542)	$4.72
Balance at June 30, 2019	572,617	$4.72

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period and begin to vest in August 2019. During the three months ended June 30, 2019, the Company granted RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. During the three months ended June 30, 2019, a non-employee director forfeited RSUs following his resignation from the board. Stock-based compensation expense related to RSUs was $0.1 million and $0.2 million during the three and six months ended June 30, 2019, respectively, and zero for both the three and six months ended June 30, 2018. Stock-based compensation expense was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $2.4 million as of June 30, 2019 and will be expensed over a weighted average of 2.8 years.

C. Dividends

On March 13, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning February 1, 2019 and ending April 30, 2019. Dividends totaling $1.4 million were paid on April 29, 2019.

On May 7, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning May 1, 2019 and ending July 31, 2019. Dividends totaling $1.4 million were paid on July 31, 2019.

D. Earnings Per Share

The following table shows the Company's basic and diluted earnings per share (“EPS”):

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(14,354)	$(6,198)	$(30,349)	$(23,890)
Loss Applicable to Common Stockholders	$(14,354)	$(6,198)	$(30,349)	$(23,890)

Denominator:
Denominator for basic earnings per share - weighted average shares	67,029,610	66,977,104	67,028,364	66,977,104
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	67,029,610	66,977,104	67,028,364	66,977,104
Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.21)	$(0.09)	$(0.45)	$(0.36)

Loss Applicable to Common Stock, per share	$(0.21)	$(0.09)	$(0.45)	$(0.36)

Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.21)	$(0.09)	$(0.45)	$(0.36)

Loss Applicable to Common Stock, per share	$(0.21)	$(0.09)	$(0.45)	$(0.36)

The Company’s dilutive securities are outstanding stock options and RSUs. During the three and six months ended June 30, 2019, the Company had 409,157 and 557,103 antidilutive options, respectively. During both the three and six months ended June 30, 2018, the Company had zero antidilutive options. During the three and six months ended June 30, 2019, based on the treasury stock method, the Company had 2,840,284 and 2,538,663 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. During the three and six months ended June 30, 2018, based on the treasury stock method, the Company had 2,893,372 and 2,702,628 potentially dilutive securities, respectively, which were excluded due to the Company's loss position.

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Agreements with the Former Manager
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services (“Transition Services”).  The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company incurred less than $0.1 million and $0.1 million in costs for Transition Services during the three and six months ended June 30, 2019, respectively, and $0.2 million and $0.4 million during the three and six months ended June 30, 2018, respectively. These costs are reported in general and administrative expense on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

At June 30, 2019, Fortress, through its affiliates, and principals of Fortress, owned 7.3 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 2.7 million shares of the Company’s common stock (Note 11).

Other Affiliated Entities
A member of the Board of Directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator less than $0.1 million for the six months ended June 30, 2019, which represents market rates for the charters.

The Company previously leased corporate office space from an affiliate of a member of our Board of Directors. The Company incurred $0.2 million in rent expense during the six months ended June 30, 2019, which represents market rates for the office space.

13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property. In June 2018, the Company accrued an additional $6.6 million for a total of $7.4 million to settle this legal dispute, which was recorded as accounts payable and accrued expenses in the Consolidated Balance Sheet. In July 2018, the Company settled the dispute for $7.4 million, with $5.2 million payable immediately and $2.2 million payable in six quarterly installments. The Company paid a total of $1.5 million of the quarterly installments as of June 30, 2019, and the final payment is due in December 2019.

The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2019, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

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

As of June 30, 2019, the Company has additional operating leases that have not yet commenced of $105.0 million. The leases are expected to commence over the next 12 - 24 months with lease terms of approximately 20 years. These leases are primarily real estate leases for future Entertainment Golf venues and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies prior to construction.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2019
(dollars in tables in thousands, except share data)

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was zero for both the three and six months ended June 30, 2019 and 2018.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2019 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

At December 31, 2018, the Company reported a total liability for unrecognized tax benefits of $0.7 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

15. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to June 30, 2019 through the issuance of these Consolidated Financial Statements.

On July 30, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning August 1, 2019 and ending October 31, 2019. Dividends totaling $1.4 million will be paid on October 31, 2019 to stockholders of record on October 1, 2019.

On August 5, 2019, Hana Khouri commenced employment with the Company in the role of President, with Kenneth A. May continuing to serve in the Chief Executive Officer role.

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
Traditional Golf | American Golf
American Golf (as defined below) is one of the largest operators of golf properties in the United States. As of June 30, 2019, we owned, leased or managed 61 properties across 10 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 40,000 members, who played over 1.4 million rounds at our properties during the six months ended June 30, 2019.
American Golf was acquired by the Company in December 2013, when the Company restructured an existing mezzanine debt investment related to NGP Realty Sub, L.P. and American Golf Corporation (together, “American Golf”). As part of the restructuring, the Company acquired the equity of American Golf’s indirect parent, AGC Mezzanine Pledge LLC. This business also includes Traditional Golf entities formed since the acquisition.
Traditional Golf operations are organized into three principal categories: (1) public properties, (2) private properties and (3) managed properties.
Public Properties.   Our 37 public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.
Private Properties.   Our five private properties are open to members only and generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. Amenities at these properties typically include practice facilities, full service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.
Managed Properties. Our 19 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  We recognize revenue from these properties in amounts equal to the respective management fees and the reimbursements of certain operating costs.

The following summarizes the American Golf properties and holes as of June 30, 2019:

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

Recent Accounting Pronouncements

See Note 2 in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Golf operations (A)	$57,386	$69,150	$(11,764)	(17.0)%
Sales of food and beverages	14,229	21,854	(7,625)	(34.9)%
Total revenues	71,615	91,004	(19,389)	(21.3)%
Operating costs
Operating expenses (A)	58,720	67,042	(8,322)	(12.4)%
Cost of sales - food and beverages	3,904	6,193	(2,289)	(37.0)%
General and administrative expense	13,607	10,268	3,339	32.5%
Depreciation and amortization	5,122	4,315	807	18.7%
Pre-opening costs	1,700	247	1,453	588.3%
Impairment	118	—	118	N.M.
Realized and unrealized (gain) on investments	—	(89)	(89)	(100.0)%
Total operating costs	83,171	87,976	(4,805)	(5.5)%
Operating (loss) income	(11,556)	3,028	14,584	(481.6)%

Other income (expenses)
Interest and investment income	265	469	(204)	(43.5)%
Interest expense, net	(1,795)	(4,601)	(2,806)	(61.0)%
Other income (loss), net	127	(3,699)	3,826	(103.4)%
Total other income (expenses)	(1,403)	(7,831)	6,428	(82.1)%

Loss before income tax	$(12,959)	$(4,803)	$8,156	169.8%

	Six Months Ended June 30,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Golf operations (A)	$102,092	$122,704	$(20,612)	(16.8)%
Sales of food and beverages	23,475	34,960	(11,485)	(32.9)%
Total revenues	125,567	157,664	(32,097)	(20.4)%
Operating costs
Operating expenses (A)	106,443	124,421	(17,978)	(14.4)%
Cost of sales - food and beverages	6,601	10,233	(3,632)	(35.5)%
General and administrative expense	25,226	19,462	5,764	29.6%
Depreciation and amortization	10,046	9,863	183	1.9%
Pre-opening costs	2,879	1,803	1,076	59.7%
Impairment	4,206	1,473	2,733	185.5%
Realized and unrealized (gain) on investments	—	(331)	331	(100.0)%
Total operating costs	155,401	166,924	(11,523)	(6.9)%
Operating loss	(29,834)	(9,260)	20,574	222.2%

Other income (expenses)
Interest and investment income	608	915	(307)	(33.6)%
Interest expense, net	(3,947)	(8,650)	(4,703)	(54.4)%
Other income (loss), net	5,614	(4,105)	9,719	(236.8)%
Total other income (expenses)	2,275	(11,840)	14,115	(119.2)%

Loss before income tax	$(27,559)	$(21,100)	$6,459	30.6%

(A)
Includes $13.0 million and $22.8 million for the three and six months ended June 30, 2019, respectively, and $6.1 million and $10.8 million for the three and six months ended June 30, 2018 due to management contract reimbursements reported under the new revenue standard.

Revenues from Golf Operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Revenues from golf operations decreased by $11.8 million primarily due to decreases of: (i) $19.5 million related to fewer Traditional Golf properties owned or operated in 2019, (ii) $0.2 million primarily due to fewer rounds played related to unfavorable weather, partially offset by an increase of (iii) $7.7 million in revenues from management contracts.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenues from golf operations decreased by $20.6 million primarily due to decreases of: (i) $33.6 million related to fewer Traditional Golf properties owned or operated in 2019, (ii) $0.9 million due to fewer rounds played related to unfavorable weather, partially offset by an increase of (iii) $13.7 million in revenues from management contracts and (iv) $0.4 million related to our Entertainment Golf business.

Sales of Food and Beverages

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Sales of food and beverages decreased by $7.6 million primarily due to decreases of: (i) $7.1 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $0.5 million due to lower traffic in our Traditional Golf properties.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Sales of food and beverages decreased by $11.5 million primarily due to decreases of: (i) $11.6 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $0.9 million due to lower traffic in our Traditional Golf properties, partially offset by an increase of $1.0 million related to our Entertainment Golf business.

Operating Expenses

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Operating expenses decreased by $8.3 million primarily due to decreases of: (i) $15.3 million due to fewer Traditional Golf properties owned or operated in 2019, partially offset by increases of: (ii) $6.9 million in reimbursed expenses from management contracts due to more courses managed in 2019.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Operating expenses decreased by $18.0 million primarily due to decreases of: (i) $31.9 million due to fewer Traditional Golf properties owned or operated in 2019, partially offset by increases of: (ii) $12.0 million in reimbursed expenses from management contracts due to more courses managed in 2019 and (iii) $1.8 million related to our Entertainment Golf business.

Cost of Sales - Food and Beverages

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Cost of sales - food and beverages decreased by $2.3 million primarily due to fewer Traditional Golf properties owned or operated in 2019.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Cost of sales - food and beverages decreased by $3.6 million primarily due to fewer Traditional Golf properties owned or operated in 2019 partially offset by our Entertainment Golf business.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

General and administrative expense increased by $3.3 million primarily due to higher payroll expense related to the hiring of employees in our Entertainment Golf and corporate segments, including an increase of $0.9 million in stock-based compensation expense.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

General and administrative expense increased by $5.8 million primarily due to higher payroll expense related to the hiring of employees in our Entertainment Golf and corporate segments, including an increase of $1.7 million in stock-based compensation expense.

Depreciation and Amortization

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Depreciation and amortization increased by $0.8 million primarily due to depreciation on assets placed into service in April 2018 at our Entertainment Golf venue in Orlando, Florida and an increase in capital leases for equipment.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

There was no significant change in depreciation and amortization.

Pre-Opening Costs

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Pre-opening expenses increased by $1.5 million primarily due to costs associated with the expected opening of three new Entertainment Golf venues prior to year end 2019.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Pre-opening expenses increased by $1.1 million primarily due to costs associated with the expected opening of three new Entertainment Golf venues prior to year end 2019.

Impairment

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

There was no significant change in impairment.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

During the six months ended June 30, 2019, we recorded impairment of $1.0 million on two Traditional Golf properties that were classified as held-for-sale and $3.1 million on a leased Traditional Golf property. During the six months ended June 30, 2018, we recorded impairment on a Traditional Golf property that was reclassified as held-for-sale in March 2018.

Realized and Unrealized (Gain) on Investments

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

During the three months ended June 30, 2018, we recorded an unrealized gain on the mark-to-market value of a derivative, which was unwound in December 2018.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

During the six months ended June 30, 2018, we recorded an unrealized gain on the mark-to-market value of a derivative, which was unwound in December 2018.

Interest and Investment Income

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

There was no significant change in interest and investment income.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Interest and investment income decreased by $0.3 million primarily due to lower balances in interest bearing cash accounts.

Interest Expense, Net

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Interest expense, net decreased by $2.8 million primarily due to: (i) a decrease in interest expense related to the Traditional Golf term loan which was prepaid in December 2018, and (ii) an increase of interest expense capitalized into construction in progress balances associated with the opening of three Entertainment Golf venues prior to year-end 2019.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Interest expense, net decreased by $4.7 million primarily due to (i) a decrease in interest expense related to the Traditional Golf term loan which was prepaid in December 2018, and (ii) an increase of interest expense capitalized into construction in progress balances associated with the opening of three Entertainment Golf venues prior to year-end 2019.

Other Income (Loss), Net

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

Other income (loss), net increased by $3.8 million primarily due to settlement of a legal dispute on a Traditional Golf property during June 2018, partially offset by a gain on the sale of a property during the three months ended June 30, 2018. There was no significant activity during the three months ended June 30, 2019.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Other income (loss), net increased by $9.7 million primarily due to a $4.7 million gain on the sale of seven Traditional Golf properties during the six months ended June 30, 2019, compared to a $0.9 million gain on the sale of one Traditional Golf property during the six months ended June 30, 2018, and a $5.0 million loss primarily due to the settlement of a legal dispute on a Traditional Golf property during June 2018.

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

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our real estate debt investments and golf-related real estate and operations. The Company has paid preferred dividends of $2.8 million thus far in fiscal year 2019, and our board of directors elected not to declare common stock dividends in the first six months of fiscal year 2019 to retain capital for growth. For the six months ended June 30, 2019, the Company reported net cash used in operating activities of $24.2 million, net cash used in investing activities of $9.9 million, net cash used in financing activities of $4.4 million, and cash and cash equivalents of $39.7 million as of June 30, 2019. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of June 30, 2019, we had $39.7 million of available cash, including $5.7 million of working capital for the Traditional Golf business. On May 7, 2019, we declared a quarterly preferred dividend of $1.4 million which was paid on July 31, 2019.

Short-term liquidity requirements – As of June 30, 2019, we expect our short-term liquidity requirements to include a total of approximately $85.0 to $95.0 million for both our Drive Shack venues and Traditional Golf properties.

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

Debt Obligations

Our debt obligations including finance lease obligations, as summarized in Note 8 to our Consolidated Financial Statements included herein, existing at June 30, 2019 had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from July 1, 2019 through December 31, 2019	$4,924	$—	$4,924
2020	5,984	—	5,984
2021	4,871	—	4,871
2022	3,542	—	3,542
2023	2,700	—	2,700
2024	887	—	887
Thereafter	200	51,004	51,204
Total	$23,108	$51,004	$74,112

Equity

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the three months ended	Paid	Series B	Series C	Series D
January 31, 2019	January 2019	$0.609	$0.503	$0.523
April 30, 2019	April 2019	$0.609	$0.503	$0.523
July 31, 2019	July 2019	$0.609	$0.503	$0.523

Cash Flow

Operating Activities

Net cash used in operating activities was $24.2 million for the six months ended June 30, 2019 and $11.9 million for the six months ended June 30, 2018. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦	$1.8 million due to management fees paid in 2018 that were incurred in 2017 when the Company was externally managed; and

◦	$0.4 million due to a federal tax refund.

•	Operating cash flows decreased by:

◦	$4.7 million in lower operating cash flows from Traditional Golf, primarily related to golf properties sold in December 2018; and

◦	$6.3 million of payroll costs primarily due to increased headcount and bonuses paid in 2019 that were incurred in 2018; and

◦	$3.5 million of general and administrative expenses due to increased professional fees.

Investing Activities

Investing activities used $9.9 million and $27.9 million during the six months ended June 30, 2019 and 2018, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Entertainment Golf venues and Traditional Golf properties. Proceeds received from cash flows from investing activities consisted primarily of sale of property and equipment.

Financing Activities

Financing activities used $4.4 million and $3.6 million during the six months ended June 30, 2019 and 2018, respectively. Proceeds received from cash flow from financing activities consisted primarily of deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations and the payment of preferred dividends.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2019, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2018. In addition, we had the following material contractual obligations:

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

10.4*
Amendment to the Letter Agreement dated December 21, 2017, by and between Drive Shack Inc. and Sarah L. Watterson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 10, 2019).

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

10.22*
Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.22, filed on May 10, 2019).

10.23*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Kenneth A. May
Kenneth A. May
Chief Executive Officer and Director

August 6, 2019

By:	/s/ David M. Hammarley
David M. Hammarley
Chief Financial Officer

August 6, 2019

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Accounting Officer and Treasurer

August 6, 2019