Form 10-Q
period 2019-09-30
Drive Shack Inc.
filed 2019-11-12
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Common stock, $0.01 par value per share: 67,056,036 shares outstanding as of November 4, 2019.

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

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$24,816	$79,235
Restricted cash	3,163	3,326
Accounts receivable, net	5,243	7,518
Real estate assets, held-for-sale, net	27,833	75,862
Real estate securities, available-for-sale	2,914	2,953
Other current assets	18,615	20,505
Total current assets	82,584	189,399
Restricted cash, noncurrent	931	258
Property and equipment, net of accumulated depreciation	185,737	132,605
Operating lease right-of-use assets	220,197	—
Intangibles, net of accumulated amortization	18,208	48,388
Other investments	23,648	22,613
Other assets	4,601	8,684
Total assets	$535,906	$401,947

Liabilities and Equity
Current liabilities
Obligations under finance leases	$6,222	$5,489
Membership deposit liabilities	10,766	8,861
Accounts payable and accrued expenses	38,032	45,284
Deferred revenue	7,627	18,793
Real estate liabilities, held-for-sale	21	2,947
Other current liabilities	28,697	22,285
Total current liabilities	91,365	103,659
Credit facilities and obligations under finance leases - noncurrent	14,397	10,489
Operating lease liabilities - noncurrent	191,442	—
Junior subordinated notes payable	51,194	51,200
Membership deposit liabilities, noncurrent	93,988	90,684
Deferred revenue, noncurrent	6,170	6,016
Other liabilities	3,694	5,232
Total liabilities	$452,250	$267,280

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2019 and December 31, 2018	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,050,556 and 67,027,104 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	670	670
Additional paid-in capital	3,178,655	3,175,843
Accumulated deficit	(3,158,901)	(3,105,307)
Accumulated other comprehensive income	1,649	1,878
Total equity	$83,656	$134,667

Total liabilities and equity	$535,906	$401,947

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Golf operations	$60,797	$68,928	$162,889	$191,632
Sales of food and beverages	13,885	18,491	37,360	53,451
Total revenues	74,682	87,419	200,249	245,083

Operating costs
Operating expenses	63,454	70,330	169,897	194,751
Cost of sales - food and beverages	3,856	5,180	10,458	15,413
General and administrative expense	12,755	10,149	37,981	29,611
Depreciation and amortization	5,723	4,495	15,769	14,358
Pre-opening costs	4,350	245	7,229	2,048
Impairment and other losses	1,872	4,172	6,077	5,645
Realized and unrealized (gain) loss on investments	—	48	—	(283)
Total operating costs	92,010	94,619	247,411	261,543
Operating loss	(17,328)	(7,200)	(47,162)	(16,460)

Other income (expenses)
Interest and investment income	191	467	799	1,382
Interest expense, net	(2,061)	(4,290)	(6,008)	(12,940)
Other income (loss), net	7,341	(3,052)	12,955	(7,157)
Total other income (expenses)	5,471	(6,875)	7,746	(18,715)
Loss before income tax	(11,857)	(14,075)	(39,416)	(35,175)
Income tax expense	162	—	162	—
Net Loss	(12,019)	(14,075)	(39,578)	(35,175)
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Loss Applicable to Common Stockholders	$(13,414)	$(15,470)	$(43,763)	$(39,360)

Loss Applicable to Common Stock, per share
Basic	$(0.20)	$(0.23)	$(0.65)	$(0.59)
Diluted	$(0.20)	$(0.23)	$(0.65)	$(0.59)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,040,692	66,992,322	67,032,519	66,982,233
Diluted	67,040,692	66,992,322	67,032,519	66,982,233

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,019)	$(14,075)	$(39,578)	$(35,175)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(229)	738	(229)	801
Other comprehensive (loss) income	(229)	738	(229)	801
Total comprehensive loss	$(12,248)	$(13,337)	$(39,807)	$(34,374)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(12,248)	$(13,337)	$(39,807)	$(34,374)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,222	—	—	1,222
Adoption of ASC 842	—	—	—	—	—	(9,831)		(9,831)
Comprehensive income (loss)
Net loss	—	—	—	—	—	(14,600)	—	(14,600)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(14,600)
Equity (deficit) - March 31, 2019	2,463,321	$61,583	67,027,104	$670	$3,177,065	$(3,131,133)	$1,878	$110,063
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,384	—	—	1,384
Purchase of common stock (directors)	—	—	6,000	—	29	—	—	29
Comprehensive income (loss)
Net loss	—	—	—	—	—	(12,959)	—	(12,959)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								$(12,959)
Equity (deficit) - June 30, 2019	2,463,321	$61,583	67,033,104	$670	$3,178,478	$(3,145,487)	$1,878	$97,122
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	177	—	—	177
Shares issued from restricted stock units (directors)	—	—	17,452	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(12,019)	—	(12,019)
Other comprehensive loss	—	—	—	—	—	—	(229)	(229)
Total comprehensive loss								(12,248)
Equity (deficit) - September 30, 2019	2,463,321	$61,583	67,050,556	$670	$3,178,655	$(3,158,901)	$1,649	$83,656

Continued on next page.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	278	—	—	278
Adoption of ASC 606	—	—	—	—	—	4,809	—	4,809
Comprehensive income (loss)
Net loss	—	—	—	—	—	(16,297)	—	(16,297)
Other comprehensive income	—	—	—	—	—	—	33	33
Total comprehensive loss								(16,264)
Equity (deficit) - March 31, 2018	2,463,321	$61,583	66,977,104	$670	$3,173,559	$(3,078,736)	$1,403	$158,479
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	530	—	—	530
Comprehensive income (loss)
Net loss	—	—	—	—	—	(4,803)	—	(4,803)
Other comprehensive income	—	—	—	—	—	—	30	30
Total comprehensive loss								(4,773)
Equity (deficit) - June 30, 2018	2,463,321	$61,583	66,977,104	$670	$3,174,089	$(3,084,934)	$1,433	$152,841
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	549	—	—	549
Purchase of common stock (directors)	—	—	50,000	—	310	—	—	310
Comprehensive income (loss)
Net loss	—	—	—	—	—	(14,075)	—	(14,075)
Other comprehensive income	—	—	—	—	—	—	738	738
Total comprehensive loss								(13,337)
Equity (deficit) - September 30, 2018	2,463,321	$61,583	67,027,104	$670	$3,174,948	$(3,100,404)	$2,171	$138,968

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(39,578)	$(35,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,769	14,358
Amortization of discount and premium	(196)	891
Other amortization	10,693	8,217
Amortization of revenue on golf membership deposit liabilities	(1,080)	(1,127)
Amortization of prepaid golf membership dues	(10,728)	(19,570)
Stock-based compensation	2,783	1,409
Impairment and other losses	6,077	5,645
Equity in earnings from equity method investments, net of distributions	(1,033)	(1,123)
Other (gains) losses, net	(11,617)	2,075
Unrealized (gain) on investments	—	(283)
Loss on extinguishment of debt	148	66
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	1,605	1,436
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	(2,591)	1,064
Net cash used in operating activities	(29,748)	(22,117)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	44,468	3,186
Acquisition and additions of property and equipment and intangibles	(60,534)	(44,788)
Contributions to equity method investees	—	(7)
Net cash used in investing activities	(16,066)	(41,609)
Cash Flows From Financing Activities
Repayments of debt obligations	(5,701)	(3,712)
Golf membership deposits received	1,776	2,544
Preferred stock dividends paid	(4,185)	(4,185)
Other financing activities	15	(32)
Net cash used in financing activities	(8,095)	(5,385)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(53,909)	(69,111)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	82,819	173,688
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$28,910	$104,577

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to finance lease assets and liabilities	$11,723	$4,035
Additions for operating lease right-of-use assets and operating lease liabilities	$206,876	$—
Increases (decreases) in accounts payable and accrued expenses related to the purchase of property and equipment	$(2,141)	$(945)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

1. ORGANIZATION
Drive Shack Inc., which is referred to, together with its subsidiaries, as Drive Shack Inc. or the Company is a leading owner and operator of golf-related leisure and entertainment businesses. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
The Company opened its first Entertainment Golf venue in Orlando, Florida on April 7, 2018, and is currently in the process of installing new technology and making other design and operational improvements to this first venue during a brief closure period that began on September 29, 2019 (with an expected re-opening date of December 2019).
The Company opened its second, third and fourth Entertainment Golf venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida in August 2019, September 2019 and October 2019, respectively. The Company expects to increase the number of Entertainment Golf venues across the United States and internationally in the coming years, which combine golf, competition, fun and food and drinks. In addition to the large format venues, such as the four that the Company opened in 2018 and 2019, the Company also plans to open smaller venues in urban markets.
The Company’s Traditional Golf business is one of the largest operators of golf properties in the United States. As of September 30, 2019, the Company owned, leased or managed 62 properties across 10 states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles or GAAP have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2018 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s Consolidated Financial Statements for the year ended December 31, 2018.

As of September 30, 2019, the Company’s significant accounting policies for these financial statements are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized loss (gain) on non-hedge derivative instruments	—	48	—	(283)
Realized and unrealized (gain) loss on investments	$—	$48	$—	$(283)

Loss on lease modifications and terminations	$—	$(173)	$—	$(969)
Gain (loss) on extinguishment of debt, net	(126)	75	(148)	(66)
Collateral management fee income, net	101	142	357	443
Equity in earnings of equity method investments	348	357	1,033	1,123
Gain (loss) on sale of long-lived assets and intangibles	7,096	(2,769)	11,763	(1,921)
Other loss (A)	(78)	(684)	(50)	(5,767)
Other income (loss), net	$7,341	$(3,052)	$12,955	$(7,157)

(A)
During the nine months ended September 30, 2018, the Company recorded a net loss of approximately $4.9 million related to the settlement of a legal dispute and a related discharge of liabilities assumed by the counterparty to the settlement. See Note 13 for additional information.

Real Estate, Held-for-Sale — Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. The Company suspends depreciation and amortization for assets held-for-sale. Subsequent changes to the estimated fair value less costs to sell could impact the measurement of assets held-for-sale. Decreases are recognized as an impairment loss and recorded in "Impairment and other losses" on the Consolidated Statements of Operations. To the extent the fair value increases, any previously reported impairment is reversed. Real estate held-for-sale is recorded in “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale” on the Consolidated Balance Sheets.

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

All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined using a portfolio approach based on the rate of interest that the Company would pay to borrow an amount equal to the lease payments for a similar term and in a similar economic environment on a collateralized basis. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives received. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization" on the Consolidated Statements of Operations.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

Other Investments — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity in a commercial real estate project. The Company accounts for this investment as an equity method investment. As of September 30, 2019 and December 31, 2018, the carrying value of this investment was $23.6 million and $22.6 million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near-term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.

Impairment of Long-lived Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate held-for-use and held-for-sale, as well as finite-lived intangible assets and right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount of the asset is greater than the expected undiscounted cash flows to be generated by such asset, an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.

Other Current Assets

The following table summarizes the Company's other current assets:

	September 30, 2019	December 31, 2018
Prepaid expenses	$2,948	$2,651
Deposits	2,476	2,494
Inventory	2,930	2,855
Miscellaneous current assets, net	10,261	12,505
Other current assets	$18,615	$20,505

Other Assets

The following table summarizes the Company's other assets:

	September 30, 2019	December 31, 2018
Prepaid expenses	$196	$277
Deposits	2,120	2,140
Miscellaneous assets, net	2,285	6,267
Other assets	$4,601	$8,684

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

	September 30, 2019	December 31, 2018
Security deposits payable	$5,783	$14,188
Operating lease liabilities	16,307	—
Accrued rent	2,914	2,885
Dividends payable	930	930
Miscellaneous current liabilities	2,763	4,282
Other current liabilities	$28,697	$22,285

Other Liabilities

The following table summarized the Company's other liabilities:

	September 30, 2019	December 31, 2018
Security deposits payable	$298	$91
Service obligation intangible	1,865	2,759
Accrued rent	—	1,617
Miscellaneous liabilities	1,531	765
Other liabilities	$3,694	$5,232

Membership Deposit Liabilities - Private country club members in our Traditional Golf business generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into Golf operations revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. On January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach. The Company utilized the effective date transition method and accordingly was not required to adjust its comparative period financial information for effects of ASU 2016-02. The Company elected to adopt practical expedients which permits it to not reassess its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company elected to combine lease and non-lease components for all lease contracts and also elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less. The Company also elected to adopt the practical expedient for land easements which permits it not to evaluate existing and expired land easements under the new standard. The adoption of ASU 2016-02 had a material impact on the Company’s Consolidated Balance Sheets, resulting in the recognition of operating lease right-of-use assets and operating lease liabilities of $225.6 million and $205.9 million, respectively, with the difference primarily due to reclassifications of leasehold intangibles and an adjustment to accumulated deficit. There was no material impact on the Consolidated Statements of Operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of this guidance. In April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which addresses certain fair value disclosure requirements, the measurement basis under the measurement alternative and which equity securities

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

have to be remeasured at historical exchange rates. In May 2019, the FASB issued Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief, which allows entities to elect to measure assets in the scope of ASC 326-20, using the fair value option when ASU 2016-13 is adopted. The effective date of the standards will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company's implementation activities, which remain in progress, include identifying the financial assets in the scope of the new standard, developing methods to estimate current expected credit losses associated with these financial assets, and determining changes needed to control activities. The Company is currently gathering data and evaluating the effects the adoption will have on its Consolidated Financial Statements.

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

	Three Months Ended September 30, 2019					Nine Months Ended September 30, 2019
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$1,431	$30,258	$11,902	$17,206	$60,797	$2,720	$76,624	$40,707	$42,838	$162,889
Sales of food and beverages	2,256	9,053	2,576	—	13,885	4,167	24,646	8,547	—	37,360
Total revenues	$3,687	$39,311	$14,478	$17,206	$74,682	$6,887	$101,270	$49,254	$42,838	$200,249

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$710	$34,689	$25,362	$8,167	$68,928	$1,565	$91,668	$78,202	$20,197	$191,632
Sales of food and beverages	830	10,757	6,904	—	18,491	1,782	30,271	21,398	—	53,451
Total revenues	$1,540	$45,446	$32,266	$8,167	$87,419	$3,347	$121,939	$99,600	$20,197	$245,083

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

(A)
Includes $15.7 million and $38.5 million for the three and nine months ended September 30, 2019, respectively, and $7.4 million and $18.2 million for the three and nine months ended September 30, 2018, respectively, due to management contract reimbursements reported under the new revenue standard.

4. SEGMENT REPORTING

The Company currently has three reportable segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate. The chief operating decision maker (“CODM”) for each segment is our Chief Executive Officer and President, who reviews discrete financial information for each reportable segment to manage the Company, including resource allocation and performance assessment.

The Company opened its inaugural Entertainment Golf venue in Orlando, Florida on April 7, 2018 and opened its second, third and fourth Entertainment Golf venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida on August 19, 2019, September 16, 2019 and October 14, 2019, respectively. The Company expects to increase the number of Entertainment Golf venues across the United States and internationally in the coming years, which combine golf, competition, fun and food and drinks. In addition to the large format venues, such as the four that the Company opened in 2018 and 2019, the Company also plans to open smaller venues in urban markets.

Additionally, the Company's Traditional Golf business is one of the largest operators of golf properties in the United States. As of September 30, 2019, the Company owned, leased or managed 62 Traditional Golf properties across 10 states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Nine Months Ended September 30, 2019
Revenues
Golf operations	$2,720	$160,169	$—	$162,889
Sales of food and beverages	4,167	33,193	—	37,360
Total revenues	6,887	193,362	—	200,249
Operating costs
Operating expenses (A)	6,807	163,090	—	169,897
Cost of sales - food and beverages	1,106	9,352	—	10,458
General and administrative expense (B)	10,349	12,713	10,977	34,039
General and administrative expense - acquisition and transaction expenses (C)	3,094	539	309	3,942
Depreciation and amortization	3,119	12,528	122	15,769
Pre-opening costs (D)	7,229	—	—	7,229
Impairment and other losses	1,270	4,807	—	6,077
Realized and unrealized (gain) on investments	—	—	—	—
Total operating costs	32,974	203,029	11,408	247,411
Operating loss	(26,087)	(9,667)	(11,408)	(47,162)
Other income (expenses)
Interest and investment income	311	84	404	799
Interest expense (E)	(245)	(6,140)	(1,856)	(8,241)
Capitalized interest (E)	—	583	1,650	2,233
Other (loss) income, net	(7)	11,582	1,380	12,955
Total other income (expenses)	59	6,109	1,578	7,746
Income tax expense	—	—	162	162
Net loss	(26,028)	(3,558)	(9,992)	(39,578)
Preferred dividends	—	—	(4,185)	(4,185)
Loss applicable to common stockholders	$(26,028)	$(3,558)	$(14,177)	$(43,763)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended September 30, 2019
Revenues
Golf operations	$1,431	$59,366	$—	$60,797
Sales of food and beverages	2,256	11,629	—	13,885
Total revenues	3,687	70,995	—	74,682
Operating costs
Operating expenses (A)	3,202	60,252	—	63,454
Cost of sales - food and beverages	604	3,252	—	3,856
General and administrative expense (B)	3,433	4,500	2,467	10,400
General and administrative expense - acquisition and transaction expenses (C)	2,117	207	31	2,355
Depreciation and amortization	1,450	4,192	81	5,723
Pre-opening costs (D)	4,350	—	—	4,350
Impairment and other losses	1,152	720	—	1,872
Realized and unrealized loss on investments	—	—	—	—
Total operating costs	16,308	73,123	2,579	92,010
Operating loss	(12,621)	(2,128)	(2,579)	(17,328)
Other income (expenses)
Interest and investment income	64	24	103	191
Interest expense (E)	(103)	(2,088)	(599)	(2,790)
Capitalized interest (E)	—	169	560	729
Other (loss) income, net	—	6,896	445	7,341
Total other income (expenses)	(39)	5,001	509	5,471
Income tax expense	—	—	162	162
Net (loss) income	(12,660)	2,873	(2,232)	(12,019)
Preferred dividends	—	—	(1,395)	(1,395)
(Loss) income applicable to common stockholders	$(12,660)	$2,873	$(3,627)	$(13,414)

	Entertainment Golf	Traditional Golf	Corporate (F)	Total
September 30, 2019
Total assets	176,366	319,279	40,261	535,906
Total liabilities	42,841	346,593	62,816	452,250
Preferred stock	—	—	61,583	61,583
Equity attributable to common stockholders	$133,525	$(27,314)	$(84,138)	$22,073

Additions to property and equipment (including finance leases) during the nine months ended September 30, 2019	$56,977	$10,661	$1,733	$69,371

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Nine Months Ended September 30, 2018
Revenues
Golf operations	$1,565	$190,067	$—	$191,632
Sales of food and beverages	1,782	51,669	—	53,451
Total revenues	3,347	241,736	—	245,083
Operating costs
Operating expenses (A)	3,599	191,152	—	194,751
Cost of sales - food and beverages	432	14,981	—	15,413
General and administrative expense (B)	4,515	12,781	9,448	26,744
General and administrative expense - acquisition and transaction expenses (C)	2,024	706	137	2,867
Depreciation and amortization	1,148	13,198	12	14,358
Pre-opening costs (D)	2,048	—	—	2,048
Impairment and other losses	—	5,498	147	5,645
Realized and unrealized (gain) on investments	—	(283)	—	(283)
Total operating costs	13,766	238,033	9,744	261,543
Operating (loss) income	(10,419)	3,703	(9,744)	(16,460)
Other income (expenses)
Interest and investment income	196	144	1,042	1,382
Interest expense (E)	—	(12,149)	(1,661)	(13,810)
Capitalized interest (E)	—	580	290	870
Other (loss) income, net	—	(8,715)	1,558	(7,157)
Total other income (expenses)	196	(20,140)	1,229	(18,715)
Income tax expense	—	—	—	—
Net loss	(10,223)	(16,437)	(8,515)	(35,175)
Preferred dividends	—	—	(4,185)	(4,185)
Loss applicable to common stockholders	$(10,223)	$(16,437)	$(12,700)	$(39,360)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended September 30, 2018
Revenues
Golf operations	$710	$68,218	$—	$68,928
Sales of food and beverages	830	17,661	—	18,491
Total revenues	1,540	85,879	—	87,419
Operating costs
Operating expenses (A)	1,765	68,565	—	70,330
Cost of sales - food and beverages	204	4,976	—	5,180
General and administrative expense (B)	1,878	4,313	3,189	9,380
General and administrative expense - acquisition and transaction expenses (C)	570	199	—	769
Depreciation and amortization	614	3,877	4	4,495
Pre-opening costs (D)	245	—	—	245
Impairment and other losses	—	4,172	—	4,172
Realized and unrealized loss on investments	—	48	—	48
Total operating costs	5,276	86,150	3,193	94,619
Operating loss	(3,736)	(271)	(3,193)	(7,200)
Other income (expenses)
Interest and investment income	85	48	334	467
Interest expense (E)	—	(4,050)	(597)	(4,647)
Capitalized interest (E)	—	238	119	357
Other (loss) income, net	—	(3,548)	496	(3,052)
Total other income (expenses)	85	(7,312)	352	(6,875)
Income tax expense	—	—	—	—
Net loss	(3,651)	(7,583)	(2,841)	(14,075)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(3,651)	$(7,583)	$(4,236)	$(15,470)

(A)
Operating expenses include rental expenses recorded under operating leases for carts and equipment in the amount of $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2018, respectively.

(B)
General and administrative expenses include severance expense in the amount of $0.5 million and $1.6 million for the three and nine months ended September 30, 2019, respectively, and zero and $0.1 million for the three and nine months ended September 30, 2018, respectively.

(C)
Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions, which may include advisory, legal, accounting and other professional or consulting fees.

(D)
Pre-opening costs are expensed as incurred and consist primarily of site-related marketing expenses, lease expense, employee payroll, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.

(E)
Interest expense includes the accretion of membership deposit liabilities in the amount of $1.8 million and $5.4 million for the three and nine months ended September 30, 2019, respectively, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2018, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

(F)	Total assets in the corporate segment include an equity method investment in the amount of $23.6 million as of September 30, 2019 recorded in other investments on the Consolidated Balance Sheets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,747	$—	$6,747
Buildings and improvements	124,414	(34,022)	90,392	78,833	(30,540)	48,293
Furniture, fixtures and equipment	45,328	(19,795)	25,533	26,726	(16,729)	9,997
Finance leases - equipment	37,098	(15,678)	21,420	28,745	(12,843)	15,902
Construction in progress	41,622	—	41,622	51,666	—	51,666
Total Property and Equipment	$255,232	$(69,495)	$185,737	$192,717	$(60,112)	$132,605

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. As of September 30, 2019, the Company continues to present four golf properties as held-for-sale. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively.

The real estate assets, held-for-sale, net are reported at a carrying value of $27.8 million and include $23.0 million of land, $4.3 million of buildings and improvements, $0.4 million of furniture, fixtures and equipment, and $0.4 million of other related assets, partially offset by accumulated impairment. The real estate liabilities, held-for-sale, are reported at a carrying value of less than $0.1 million and include property liabilities to be assumed, primarily prepaid membership dues.

During the three months ended March 31, 2019, the Company sold two public golf properties in Georgia and a private golf property in California for an aggregate sale price of $28.7 million, resulting in net proceeds of $25.5 million, inclusive of transaction costs of $0.5 million. The Company received sale proceeds of $17.7 million during the three months ended March 31, 2019, consisting of $18.2 million for the golf properties sold during the three months ended March 31, 2019, and $2.2 million for golf properties that were sold during December 2018, less $2.7 million that was remitted to buyers for golf properties that were sold during December 2018. The Company previously received a $9.4 million cash deposit in 2018 related to a golf property that was sold in 2019. The difference between the sales price and the net proceeds was primarily due to prepaid membership dues that we are obligated to remit to the buyer, including $2.1 million payable to the buyer of a golf property sold during the three months ended March 31, 2019. The golf properties had a carrying value of $20.3 million and resulted in a gain on sale of $5.2 million. The gain on sale is recorded in other income (loss), net on the Consolidated Statement of Operations. Subsequent to the completion of the sale, the Company entered into a management agreement on the California golf property.

During the three months ended June 30, 2019, the Company sold two public golf properties in New Jersey and California and two private golf properties in Tennessee and Washington for an aggregate sale price of $19.7 million, resulting in net proceeds of $17.9 million, inclusive of transaction costs of $0.8 million. The Company received sale proceeds of $14.9 million during the three months ended June 30, 2019, consisting of $18.4 million for the golf properties sold during the three months ended June 30, 2019, less $3.5 million that was remitted to buyers for golf properties that were sold in 2018 and the first quarter of 2019. The golf properties had a carrying value of $18.3 million and resulted in a loss on sale of $0.4 million. The loss on sale is recorded in other income (loss), net on the Consolidated Statement of Operations. Subsequent to the completion of the sale, the Company entered into a management agreement on the Washington golf property.

During the three months ended September 30, 2019, the Company sold a public golf property in California for a sale price of $12.5 million, resulting in net proceeds of $12.3 million, inclusive of transaction costs of $0.2 million. The golf property had a carrying value of $5.2 million and resulted in a gain on sale of $7.0 million. The gain on sale is recorded in other income (loss), net on the Consolidated Statement of Operations. Subsequent to the completion of the sale, the Company entered into a management agreement on this golf property.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

6. LEASES
The Company's commitments under lease arrangements are primarily ground leases for Entertainment Golf venues and Traditional Golf properties and related facilities, office leases and leases for golf carts and equipment. The majority of lease terms for our Entertainment Golf venues and Traditional Golf properties and related facilities initially range from 10 to 20 years, and include up to eight 5-year renewal options (see Note 13 for additional detail). Equipment and golf cart leases initially range between 24 to 66 months and typically contain renewal options which may be on a month-to-month basis. An option to renew a lease is included in the determination of the ROU asset and lease liability when it is reasonably certain that the renewal option will be exercised.
Lease related costs recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use assets	$1,690	$4,736
Interest on lease liabilities	353	972
Total finance lease cost	2,043	5,708

Operating lease cost
Operating lease cost	9,798	28,276
Short-term lease cost	420	1,882
Variable lease cost	5,544	12,696
Total operating lease cost	15,762	42,854

Total lease cost	$17,805	$48,562
Other information related to leases included on the Consolidated Balance Sheet as of and for the nine months ended September 30, 2019 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	220,197	21,420
Lease liabilities	207,749	20,419

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	22,531	668
Financing cash flows	N/A	5,702

Right-of-use assets obtained in exchange for lease liabilities	10,813	11,723

Weighted average remaining lease term	12.6 years	3.6 years
Weighted average discount rate	8.8%	7.2%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 are as follows:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

	Operating Leases	Financing Leases
October 1, 2019 - December 31, 2019	7,647	2,053
2020	33,151	7,275
2021	32,514	5,785
2022	31,133	4,137
2023	30,962	3,073
Thereafter	229,981	1,047
Total minimum lease payments	365,388	23,370
Less: imputed interest	157,639	2,951
Total lease liabilities	$207,749	$20,419

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(134)	$566	$700	$(117)	$583
Leasehold intangibles (A) (B)	—	—	—	46,581	(20,270)	26,311
Management contracts	32,330	(16,812)	15,518	32,932	(15,174)	17,758
Internally-developed software	161	(15)	146	2,314	(967)	1,347
Membership base	5,236	(4,301)	935	5,236	(3,740)	1,496
Nonamortizable liquor licenses	1,043	—	1,043	893	—	893
Total Intangibles	$39,470	$(21,262)	$18,208	$88,656	$(40,268)	$48,388

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

(B)
As of January 1, 2019, leasehold intangibles were reclassified from "Intangibles, net of accumulated amortization" to "Operating lease right-of-use assets" in the Consolidated Balance Sheet as part of the adoption of ASU 2016-02.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at September 30, 2019 and December 31, 2018:

		September 30, 2019							December 31, 2018
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	2.80%	2.80%	24.2	$200	$200	$200
Finance leases (Equipment)	Jun 2014 - Sep 2019	20,419	20,419	Oct 2019 - Mar 2025	3.00% to 15.00%	7.23%	3.6	—	15,778	15,778
		20,619	20,619			7.19%	3.8	200	15,978	15,978
Less current portion of obligations under finance leases		6,222	6,222						5,489	5,489
Credit facilities and obligations under finance leases - noncurrent		14,397	14,397						10,489	10,489
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,194	Apr 2035	LIBOR+2.25%	4.48%	15.6	51,004	51,004	51,200
Total debt obligations		$71,623	$71,813			5.26%	12.2	$51,204	$66,982	$67,178

(A)	Including the effect of deferred financing costs.

(B)	Interest rate based on 3 month LIBOR plus 2.25%.

9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at September 30, 2019, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	September 30, 2019
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$2,786	$(1,521)	$1,265	$1,649	$—	$2,914	1	CCC	2.45%	31.92%	4.2	41.9%
Total Securities, Available for Sale (E)	$4,000	$2,786	$(1,521)	$1,265	$1,649	$—	$2,914	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

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

The Company had no securities in an unrealized loss position as of September 30, 2019. The Company has no activity related to credit losses on debt securities for the nine months ended September 30, 2019.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2019:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$2,914	$2,914	Pricing models - Level 3
Cash and cash equivalents	24,816	24,816
Restricted cash, current and noncurrent	4,094	4,094
Liabilities
Junior subordinated notes payable	51,194	24,327	Pricing models - Level 3

(A)
Pricing models are used for (i) real estate securities that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) debt obligations which are private and untraded.

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

The Company’s real estate securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, the Company has estimated the fair value of these illiquid instruments based on internal pricing models subject to the Company’s controls described below.

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
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodologies used to determine fair value and such changes could result in a significant increase or decrease in the fair value. For the Company’s investments in real estate securities categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,265	$2,914	10.0%	8.0%	2.8%	43.3%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2019 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2018	$2,953
Total gains (losses) (A)
Included in other comprehensive income (loss)	(229)
Amortization included in interest income	275
Purchases, sales and repayments (A)
Proceeds	(85)
Balance at September 30, 2019	$2,914

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the nine months ended September 30, 2019. There were no transfers into or out of Level 3 during the nine months ended September 30, 2019.

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
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2018	8,436,931	$3.72
Granted (B)	695,652	4.66
Balance at September 30, 2019	9,132,583	$3.79	6.02

Exercisable at September 30, 2019	3,627,578	$2.59	3.49

As of September 30, 2019, the Company’s outstanding options were summarized as follows:

Number of Options
Held by the former Manager	3,627,245
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	1,382,998
Issued to the independent directors	333
Issued to Drive Shack employees (B)	4,122,007
Total	9,132,583
Weighted average strike price	$3.79

(A)
The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager would not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. In July 2019, a certain employee was terminated by the Company and 921,992 options reverted back to the former Manager.  The Company reversed $1.2 million in stock compensation expense related to these options.

(B)
In November 2018, the Company issued options to certain employees as provided in their employment agreements. The options fully vest and are exercisable as follows: 3,351,355 options vest in equal annual installments on each of the first three anniversaries of the grant date, and 75,000 options fully vest on the third anniversary of the grant date. In April 2019, the Company issued 695,652 options to an employee that vest and become exercisable in equal annual installment on each of the first three anniversaries of the grant date.

The grant date fair value of the employee options is determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, expected dividend yield of the Company’s stock, expected term of the awards and the risk-free interest rate. The fair value of the options granted was determined using the following assumptions:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

Option Valuation Date	April 11, 2019
Expected Volatility	36.80%
Expected Dividend Yield	0.00%
Expected Remaining Term	6.0 years
Risk-Free Rate	2.34%
Fair Value at Grant Date	$1,280

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. There was a reversal of stock-based compensation expense of $0.1 million during the three months ended September 30, 2019 related to the forfeiture of options by a former employee. Stock-based compensation expense related to the employee options was $2.3 million during the nine months ended September 30, 2019, and $0.5 million and $1.3 million during the three and nine months ended September 30, 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $9.0 million as of September 30, 2019 and will be expensed over a weighted average of 2.3 years.

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the nine months ended September 30, 2019.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2018	54,641	$5.02
Granted	589,967	$4.70
Released	(17,452)	$5.73
Forfeited	(95,284)	$4.68
Balance at September 30, 2019	531,872	$4.71

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period. During the nine months ended September 30, 2019, the Company granted 37,944 RSUs to non-employee directors and issued 17,452 shares upon vesting of RSUs that were granted in 2018. During the nine months ended September 30, 2019, the Company granted 552,023 RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. During the nine months ended September 30, 2019, a non-employee director forfeited RSUs following their resignation from the board and former employees forfeited RSUs upon termination of employment. Stock-based compensation expense related to RSUs was $0.3 million and $0.5 million during the three and nine months ended September 30, 2019, respectively, and less than $0.1 million for both the three and nine months ended September 30, 2018. Stock-based compensation expense was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $2.1 million as of September 30, 2019 and will be expensed over a weighted average of 2.5 years.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

On July 30, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning August 1, 2019 and ending October 31, 2019. Dividends totaling $1.4 million were paid on October 31, 2019.

D. Earnings Per Share

The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(13,414)	$(15,470)	$(43,763)	$(39,360)
Loss Applicable to Common Stockholders	$(13,414)	$(15,470)	$(43,763)	$(39,360)

Denominator:
Denominator for basic earnings per share - weighted average shares	67,040,692	66,992,322	67,032,519	66,982,233
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	67,040,692	66,992,322	67,032,519	66,982,233
Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.20)	$(0.23)	$(0.65)	$(0.59)

Loss Applicable to Common Stock, per share	$(0.20)	$(0.23)	$(0.65)	$(0.59)

Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.20)	$(0.23)	$(0.65)	$(0.59)

Loss Applicable to Common Stock, per share	$(0.20)	$(0.23)	$(0.65)	$(0.59)

The Company’s dilutive securities are outstanding stock options and RSUs. During the three and nine months ended September 30, 2019, the Company had 333,170 and 481,639 antidilutive securities, respectively. During both the three and nine months ended September 30, 2018, the Company had zero antidilutive securities. During the three and nine months ended September 30, 2019, based on the treasury stock method, the Company had 1,915,008 and 2,328,494 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. During the three and nine months ended September 30, 2018, based on the treasury stock method, the Company had 3,004,777 and 2,804,451 potentially dilutive securities, respectively, which were excluded due to the Company's loss position.

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Agreements with the Former Manager
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services, which is referred to in this Quarterly Report as Transition Services.  The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company terminated the Transition Services Agreement during the second quarter of 2019 and incurred zero and less than $0.1 million in costs for Transition Services during the three and nine months ended September 30, 2019, respectively, and less than $0.1 million and $0.4 million during the three and nine months ended September 30, 2018, respectively. These costs are reported in general and administrative expense on the Consolidated Statements of Operations.

At September 30, 2019, Fortress, through its affiliates, and principals of Fortress, owned 7.3 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.6 million shares of the Company’s common stock (Note 11).

Other Affiliated Entities
A member of the board of directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company incurred less than $0.1 million for the nine months ended September 30, 2019. The Company paid the aircraft operator market rates for the charters.

The Company previously leased corporate office space from an affiliate of a member of our board of directors. The Company incurred $0.2 million in rent expense during the nine months ended September 30, 2019, which represents market rates for the office space.
The Company agreed to reimburse an affiliate of a member of our board of directors for services of an employee prior to execution of an employment agreement.  The Company will pay market rates for these services.

13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property. In June 2018, the Company accrued an additional $6.6 million for a total of $7.4 million to settle this legal dispute, which was recorded as accounts payable and accrued expenses in the Consolidated Balance Sheet. In July 2018, the Company settled the dispute for $7.4 million, with $5.2 million payable immediately and $2.2 million payable in six quarterly installments. The Company paid a total of $1.8 million of the quarterly installments as of September 30, 2019, and the final payment is due in December 2019.

The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2019, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - In February 2018, the Company entered into a ground lease in New Orleans, Louisiana. During December 2018, the Company committed to the lease as there were no remaining material contingencies under the terms of the lease. The initial lease term is 20 years and includes eight 5-year renewal options.

As of September 30, 2019, the Company has additional operating leases that have not yet commenced of $85.7 million. The leases are expected to commence over the next 12 - 24 months with lease terms of approximately 20 years. These leases are primarily real estate leases for future Entertainment Golf venues and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies which generally occurs prior to construction.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

The Company's income tax provision was $0.2 million for both the three and nine months ended September 30, 2019. There was no income tax provision for the three and nine months ended September 30, 2018. The increase in the income tax provision is due to tax on excess inclusion income and an increase in unrecognized tax benefits related to the current period.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2019 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. The Company is currently under New York State examination for the 2015, 2016 and 2017 tax years.  At this time, the Company cannot estimate when the examination will conclude or the impact such examination will have on its Consolidated Financial Statements, if any. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

At December 31, 2018, the Company reported a total liability for unrecognized tax benefits of $0.7 million. During the nine months ended September 30, 2019, the Company increased the liability by $0.1 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

15. IMPAIRMENT AND OTHER LOSSES

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Traditional golf properties (held-for-sale)	$275	$4,172	$1,227	$5,498
Traditional golf properties (held-for-use)	445	—	3,580	—
Valuation allowance on loans	—	—	—	147
Other losses	1,152	—	1,270	—
Total impairment and other losses	$1,872	$4,172	$6,077	$5,645

Held-for-Sale Impairment: For the three and nine months ended September 30, 2019, the Company reassessed the real estate assets, held-for-sale, net and determined that the carrying value of one and three properties, respectively, exceeded the fair value less anticipated costs to sell. As a result, the Company recognized impairment losses and recorded accumulated impairment totaling approximately $0.3 million and $1.2 million for the three and nine months ended September 30, 2019, respectively. The fair value measurements were based on expected selling prices, less costs to sell. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

Held-for-Use Impairment: For the three and nine months ended September 30, 2019, the Company evaluated the recoverability of the carrying value of one and two Traditional Golf leased golf properties, respectively, using the income approach based on future assumptions of cash flows. Based on the analysis, the Company recorded impairment charges of $0.4 million and $3.6 million for the three and nine months ended September 30, 2019, respectively. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

Other Losses: For the three and nine months ended September 30, 2019, the Company recorded loss on disposals of $1.2 million and $1.3 million, respectively, primarily due to the Company's decision to discontinue certain software used at our Entertainment Golf venues.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2019
(dollars in tables in thousands, except share data)

16. SUBSEQUENT EVENTS

These Consolidated Financial Statements include a discussion of material events, if any, that have occurred subsequent to September 30, 2019 through the issuance of these Consolidated Financial Statements.

In October 2019, the Company consummated the sale of a public golf property in New Jersey for a sale price of $0.8 million.

In October 2019, the Company opened an Entertainment Golf venue in West Palm Beach, Florida.

In November 2019, the Company consummated the sale of two public golf properties in California for a total sale price of $18.3 million.

On November 11, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning November 1, 2019 and ending January 31, 2020. Dividends totaling $1.4 million will be paid on January 31, 2020 to stockholders of record on January 2, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc., which is referred to, together with its subsidiaries as Drive Shack Inc. or the Company. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included herein, and with Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

GENERAL
The Company is a leading owner and operator of golf-related leisure and entertainment businesses. The Company, a Maryland corporation, was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” We conduct our business through the following segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate.

Business Overview

Entertainment Golf | Drive Shack

Drive Shack is an entertainment company that combines golf, competition, fun and food and drinks. In April 2018, we opened our inaugural venue in Orlando, Florida, and we are currently in the process of installing new technology and making other design and operational improvements to this first venue during a brief closure period that began on September 29, 2019 (with an expected re-opening date of December 2019). We opened our second, third and fourth Entertainment Golf venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida in August 2019, September 2019 and October 2019, respectively. Drive Shack expects to increase the number of Entertainment Golf venues across the United States and internationally in the coming years, with each venue featuring multiple stories of hitting suites where friends, family, co-workers or complete strangers can compete in technologically-enhanced golf games. In addition to the large format venues, such as the four that the Company opened in 2018 and 2019, the Company also plans to open smaller venues in urban markets.

Traditional Golf | American Golf
American Golf (as defined below) is one of the largest operators of golf properties in the United States. As of September 30, 2019, we owned, leased or managed 62 properties across 10 states. American Golf and its dedicated employees are focused on delivering lasting experiences for our customers, including our more than 40,000 members, who played over 2.2 million rounds at our properties during the nine months ended September 30, 2019.
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
Public Properties.   Our 36 public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities and pro shops with food and beverage facilities.  In some cases, our public properties have small clubhouses with banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access to ability to participate in golf clinics, in return for a monthly membership fee.
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
Managed Properties. Our 21 managed properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  We recognize revenue from these properties for management fees and the reimbursements of certain operating costs.

The following summarizes the American Golf properties and holes as of September 30, 2019:

MARKET CONSIDERATIONS

Our ability to execute our business strategy, particularly the development of our Entertainment Golf business, depends to a degree on our ability to monetize our remaining investments, optimize our Traditional Golf business, including sales of certain owned properties, and obtain additional capital. We have substantially monetized the remaining loans and securities. We last raised capital through the equity markets in 2014, and rising interest rates or stock market volatility, among others, could impair our ability to raise capital on attractive terms.

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

Entertainment Golf Business

We opened our inaugural venue in Orlando, Florida in April 2018 and opened venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida in August 2019, September 2019 and October 2019, respectively. We are in the construction and development phase for four additional sites in the United States, as well as in the process of exploring sites for additional Entertainment Golf venues in the United States and internationally. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes could impact our business. In addition, similar to our Traditional Golf business, trends in consumer spending, as well as climate and weather patterns, could have an impact on the markets in which we currently or will in the future operate.
Traditional Golf Business

With respect to our Traditional Golf business, trends in consumer discretionary spending, as well as climate and weather patterns, have a significant impact on the markets in which we operate. Traditional Golf is generally subject to seasonal fluctuations caused by significant reductions in golf activities due to shorter days and colder temperatures in the first and fourth quarters of each year. Consequently, a significantly larger portion of our revenue from our Traditional Golf operations is earned in the second and third quarters of our fiscal year. In addition, severe weather patterns can also negatively impact our results of operations.

While consumer spending in the Traditional Golf industry has not grown in recent years, we believe improving economic conditions and improvements in local housing markets have helped and will continue to help drive membership growth and increase the number of golf rounds played. In addition, we believe growth in related industries, including leisure, fitness, and entertainment may positively impact our Traditional Golf business.

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

Recent Accounting Pronouncements

See Note 2 in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Golf operations (A)	$60,797	$68,928	$(8,131)	(11.8)%
Sales of food and beverages	13,885	18,491	(4,606)	(24.9)%
Total revenues	74,682	87,419	(12,737)	(14.6)%
Operating costs
Operating expenses (A)	63,454	70,330	(6,876)	(9.8)%
Cost of sales - food and beverages	3,856	5,180	(1,324)	(25.6)%
General and administrative expense	12,755	10,149	2,606	25.7%
Depreciation and amortization	5,723	4,495	1,228	27.3%
Pre-opening costs	4,350	245	4,105	N.M.
Impairment and other losses	1,872	4,172	(2,300)	(55.1)%
Realized and unrealized loss on investments	—	48	(48)	(100.0)%
Total operating costs	92,010	94,619	(2,609)	(2.8)%
Operating loss	(17,328)	(7,200)	10,128	140.7%
Other income (expenses)
Interest and investment income	191	467	(276)	(59.1)%
Interest expense, net	(2,061)	(4,290)	(2,229)	(52.0)%
Other income (loss), net	7,341	(3,052)	10,393	340.5%
Total other income (expenses)	5,471	(6,875)	12,346	179.6%
Loss before income tax	$(11,857)	$(14,075)	$(2,218)	(15.8)%

	Nine Months Ended September 30,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Golf operations (A)	$162,889	$191,632	$(28,743)	(15.0)%
Sales of food and beverages	37,360	53,451	(16,091)	(30.1)%
Total revenues	200,249	245,083	(44,834)	(18.3)%
Operating costs
Operating expenses (A)	169,897	194,751	(24,854)	(12.8)%
Cost of sales - food and beverages	10,458	15,413	(4,955)	(32.1)%
General and administrative expense	37,981	29,611	8,370	28.3%
Depreciation and amortization	15,769	14,358	1,411	9.8%
Pre-opening costs	7,229	2,048	5,181	253.0%
Impairment and other losses	6,077	5,645	432	7.7%
Realized and unrealized (gain) on investments	—	(283)	283	(100.0)%
Total operating costs	247,411	261,543	(14,132)	(5.4)%
Operating loss	(47,162)	(16,460)	30,702	186.5%
Other income (expenses)
Interest and investment income	799	1,382	(583)	(42.2)%
Interest expense, net	(6,008)	(12,940)	(6,932)	(53.6)%
Other income (loss), net	12,955	(7,157)	20,112	281.0%
Total other income (expenses)	7,746	(18,715)	26,461	141.4%
Loss before income tax	$(39,416)	$(35,175)	$4,241	12.1%

(A)
Includes $15.7 million and $38.5 million for the three and nine months ended September 30, 2019, respectively, and $7.4 million and $18.2 million for the three and nine months ended September 30, 2018, respectively, due to management contract reimbursements reported under the new revenue standard.

Revenues from Golf Operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenues from golf operations decreased by $8.1 million primarily due to a decrease of (i) $18.6 million related to fewer Traditional Golf properties owned or operated in 2019, partially offset by increases of (ii) $9.1 million in revenues from management contracts, (iii) $0.6 million for Traditional Golf properties operating in both periods, primarily related to increases in The Players' Club revenues and memberships, and (iv) $0.7 million in our Entertainment Golf business due to the two new venues opened in 2019.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Revenues from golf operations decreased by $28.7 million primarily due to decreases of: (i) $52.3 million related to fewer Traditional Golf properties owned or operated in 2019, and (ii) $2.1 million of greens fees and cart rental fees for Traditional Golf properties operating in both periods, primarily related to more rainfall in early 2019, partially offset by an increase of (iii) $22.7 million in revenues from management contracts, (iv) $1.5 million in related to increases in The Players' Club memberships, and (v) $1.2 million in our Entertainment Golf business due to a full year of operations at our Orlando venue and the two new venues opened in 2019.

Sales of Food and Beverages

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Sales of food and beverages decreased by $4.6 million primarily due to decreases of: (i) $5.2 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $0.8 million due to fewer events at our Traditional Golf properties, partially offset by an increase of $1.4 million in our Entertainment Golf business due to two new venues opened in 2019.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Sales of food and beverages decreased by $16.1 million primarily due to decreases of: (i) $16.8 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $1.6 million due to fewer events at our Traditional Golf properties, partially offset by an increase of (iii) $2.4 million in our Entertainment Golf business due to a full year of operations at our Orlando venue and two new venues opened in 2019.

Operating Expenses

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Operating expenses decreased by $6.9 million primarily due to decreases of: (i) $17.8 million due to fewer Traditional Golf properties owned or operated in 2019, partially offset by increases of: (ii) $8.3 million in reimbursed expenses from management contracts, (iii) $1.2 million at Traditional Golf properties operating in both periods, primarily driven by increased payroll costs due to minimum wage increases, and (iv) $1.4 million in our Entertainment Golf business due to two new venues opened in 2019.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Operating expenses decreased by $24.9 million primarily due to a decrease of: (i) $51.3 million due to fewer Traditional Golf properties owned or operated in 2019, partially offset by increases of: (ii) $20.2 million in reimbursed expenses from management contracts due to more courses managed in 2019, (iii) $2.4 million due to an insurance reimbursement received in 2018, and (iv) $3.2 million in our Entertainment Golf business due to a full year of operations at our Orlando venue and two new venues opened in 2019.

Cost of Sales - Food and Beverages

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Cost of sales - food and beverages decreased by $1.3 million primarily due to a decrease of $1.7 million due to fewer Traditional Golf properties owned or operated in 2019, partially offset by an increase of $0.4 million in our Entertainment Golf Business due to two new venues opened in 2019.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Cost of sales - food and beverages decreased by $5.0 million primarily due to a decrease of $5.5 million due to fewer Traditional Golf properties owned or operated in 2019, partially offset by an increase of $0.7 million in our Entertainment Golf Business due to a full year of operations at our Orlando venue and two new venues opened in 2019.

General and Administrative Expense (including Acquisition and Transaction Expense)

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

General and administrative expense increased by $2.6 million due to increases of: (i) $1.4 million of higher payroll expense primarily related to the hiring of employees in our Entertainment Golf and corporate segments and (ii) $1.3 million of expenses associated with Entertainment Golf sites that we are no longer pursuing.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

General and administrative expense increased by $8.4 million due to increases of: (i) $5.4 million of higher payroll expense primarily related to the hiring of employees in our Entertainment Golf and corporate segments, (ii) $1.4 million of higher travel and other related expenses as part of the development of the Entertainment Golf business, (iii) $1.3 million of expenses associated with Entertainment Golf sites that we are no longer pursuing, and (iv) $0.3 million of higher rent expense associated with the lease of our corporate office.

Depreciation and Amortization

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Depreciation and amortization increased by $1.2 million due to depreciation on assets placed into service for our two new venues in Raleigh, North Carolina and Richmond, Virginia in August and September 2019, respectively, and an increase in finance leases for equipment.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Depreciation and amortization increased by $1.4 million due to increases of: (i) $2.0 million in depreciation on assets placed into service for our Orlando venue in April 2018 and for our two new venues in Raleigh, North Carolina and Richmond, Virginia in August and September 2019, respectively, and (ii) $0.6 million due to additional finance leases for equipment, partially offset by a reduction in depreciation due to Traditional Golf properties that were sold and exited in 2018 and 2019.

Pre-Opening Costs

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Pre-opening expenses increased by $4.1 million due to costs associated with the opening of three new Entertainment Golf venues in August, September and October 2019.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Pre-opening expenses increased by $5.2 million primarily due to costs associated with the opening of three new Entertainment Golf venues in 2019 compared to one venue opening in 2018.

Impairment and Other Losses

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

During the three months ended September 30, 2019, we recorded impairment of $0.3 million on a Traditional Golf property that was classified as held-for-sale, $0.4 million on a leased Traditional Golf property and $1.2 million of losses on internally developed software as a result of the decision to discontinue certain software used at our Entertainment Golf venues. During the three months ended September 30, 2018, we recorded impairment on two Traditional Golf properties that were reclassified as held-for-sale in March 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

During the nine months ended September 30, 2019, we recorded impairment of $1.3 million on three Traditional Golf properties that were classified as held-for-sale, $3.6 million on two leased Traditional Golf properties and $1.2 million of losses on internally developed software as a result of the decision to discontinue certain software used at our Entertainment Golf venues. During the nine months ended September 30, 2018, we recorded impairment on three Traditional Golf property that was reclassified as held-for-sale in March 2018.

Realized and Unrealized (Gain) on Investments

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

During the three months ended September 30, 2018, we recorded an unrealized gain on the mark-to-market value of a derivative, which was unwound in December 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

During the nine months ended September 30, 2018, we recorded an unrealized gain on the mark-to-market value of a derivative, which was unwound in December 2018.

Interest and Investment Income

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Interest and investment income decreased by $0.3 million primarily due to lower balances in interest bearing cash accounts.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Interest and investment income decreased by $0.6 million primarily due to lower balances in interest bearing cash accounts.

Interest Expense, Net

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Interest expense, net decreased by $2.2 million primarily due to a decrease in interest expense related to the Traditional Golf term loan which was prepaid in December 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Interest expense, net decreased by $6.9 million primarily due to (i) a decrease in interest expense related to the Traditional Golf term loan which was prepaid in December 2018, and (ii) an increase of interest expense capitalized into construction in progress balances associated with the opening of three Entertainment Golf venues in 2019.

Other Income (Loss), Net

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Other income (loss), net increased by $10.4 million primarily due to gain on the sale of a Traditional Golf property during 2019 and the disposal of assets in connection with a Traditional Golf lease termination during 2018.

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

Other income (loss), net increased by $20.1 million primarily due increases of: (i) $11.0 million gain on the sale of six Traditional Golf properties in 2019 compared to the sale of one property in 2018, (ii) $4.9 million settlement of a legal dispute on a Traditional Golf property in June 2018, and (iii) $4.3 million related to the disposal of assets in connection with Traditional Golf lease terminations during 2018.

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

The sources of our distributions are net cash provided by operating activities, net cash provided by investing activities and cash equivalents as they represent the return on our real estate debt investments and golf-related real estate and operations. The Company has paid preferred dividends of $4.2 million thus far in fiscal year 2019, and our board of directors elected not to declare common stock dividends in the first nine months of fiscal year 2019 to retain capital for growth. For the nine months ended September 30, 2019, the Company reported net cash used in operating activities of $29.7 million, net cash used in investing activities of $16.1 million, net cash used in financing activities of $8.1 million, and cash and cash equivalents of $24.8 million as of September 30, 2019. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Update on Liquidity, Capital Resources and Capital Obligations

Cash – As of September 30, 2019, we had $24.8 million of available cash, including $4.0 million of working capital for the Traditional Golf business. On July 30, 2019, we declared a quarterly preferred dividend of $1.4 million which was paid on October 31, 2019.

Short-term liquidity requirements – As of September 30, 2019, we expect our short-term liquidity requirements to include a total of approximately $40.0 to $50.0 million for both our Drive Shack venues and Traditional Golf properties.

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

•
Access to Financing from Counterparties – Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

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

Debt Obligations

Our debt obligations including finance lease obligations, as summarized in Note 8 to our Consolidated Financial Statements included herein, existing at September 30, 2019 had contractual maturities as follows (in thousands):

	Nonrecourse	Recourse	Total
Period from October 1, 2019 through December 31, 2019	$1,691	$—	$1,691
2020	6,112	—	6,112
2021	5,020	—	5,020
2022	3,700	—	3,700
2023	2,880	—	2,880
2024	1,016	—	1,016
Thereafter	200	51,004	51,204
Total	$20,619	$51,004	$71,623

Equity

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the three months ended	Paid	Series B	Series C	Series D
January 31, 2019	January 2019	$0.609	$0.503	$0.523
April 30, 2019	April 2019	$0.609	$0.503	$0.523
July 31, 2019	July 2019	$0.609	$0.503	$0.523
October 31, 2019	October 2019	$0.609	$0.503	$0.523

Cash Flow

Operating Activities

Net cash used in operating activities was $29.7 million for the nine months ended September 30, 2019 and $22.1 million for the nine months ended September 30, 2018. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦	$3.3 million due to increased revenue from additional Traditional Golf managed properties and reduced operating expenses from the sale of Traditional Golf properties;

◦	$1.8 million due to management fees paid in 2018 that were incurred in 2017 when the Company was externally managed; and

◦	$0.4 million in operating cash flows primarily due to the opening of Entertainment Golf venues in Raleigh, North Carolina and Richmond, Virginia.

•	Operating cash flows decreased by:

◦	$8.9 million of payroll costs primarily due to increased headcount and bonuses paid in 2019 that were incurred in 2018; and

◦	$3.8 million of general and administrative expenses due to increased professional fees primarily due to the development of the Entertainment Golf business; and

◦	$0.5 million due to lower interest income as a result of lower average balances held in interest bearing accounts.

Investing Activities

Investing activities used $16.1 million and $41.6 million during the nine months ended September 30, 2019 and 2018, respectively. Uses of cash flow from investing activities consisted primarily of investments made in Entertainment Golf venues and Traditional Golf properties. Proceeds received from cash flows from investing activities consisted primarily of sale of property and equipment.

Financing Activities

Financing activities used $8.1 million and $5.4 million during the nine months ended September 30, 2019 and 2018, respectively. Proceeds received from cash flow from financing activities consisted primarily of deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations and the payment of preferred dividends.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2019, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2018. In addition, we had the following material contractual obligation:

•	In March 2019, we commenced a lease for office space in New York, New York for a term of seven years.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

On November 11, 2019, the board of directors designated Ms. Hana Khouri, age 36, as Chief Executive Officer (in addition to her role as President), replacing Mr. Kenneth A. May, who retired on such date as Chief Executive Officer. Mr. May also resigned from the Board, effective immediately, and accordingly, the Board decreased the size of the Board to six members. In connection with his departure, the Company expects to enter into a customary separation and release agreement, the material terms of which have been agreed upon in principle (subject to certain statutory revocation rights) as of the date of this Quarterly Report.

Prior to joining the Company in August 2019, Ms. Khouri served as Chief of Staff to the Chief Executive Officer of New Fortress Energy. From July 2013 through July 2018, Ms. Khouri held various positions at Topgolf, a golf-themed entertainment company based in Dallas, Texas, including, immediately prior to her departure, International Director of Operations. Prior to serving in that role, she also served as National Director of Operations, National Director of Site Openings and Director of Operations.

There is no arrangement, understanding or family relationship between Ms. Khouri and any other person pursuant to which she was appointed as an officer of the Company. Ms. Khouri has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

10.23*
Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.23, filed on August 6, 2019).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

November 12, 2019

By:	/s/ David M. Hammarley
David M. Hammarley
Chief Financial Officer

November 12, 2019

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Accounting Officer and Treasurer

November 12, 2019