Form 10-K
period 2019-12-31
Drive Shack Inc.
filed 2020-03-06
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________________ to ________________________________
Commission File Number: 001-31458

Drive Shack Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-0559116
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

218 W. 18th Street, 3rd Floor, New York, NY	10011
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (646) 585-5591
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of exchange on which registered:
Common Stock, $0.01 par value per share	DS	New York Stock Exchange (NYSE)
9.75% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PB	New York Stock Exchange (NYSE)
8.05% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PC	New York Stock Exchange (NYSE)
8.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PD	New York Stock Exchange (NYSE)
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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 28, 2019 (computed based on the closing price on the last business day of the registrant's most recently completed second quarter as reported on the NYSE) was: $278.5 million.

The number of shares outstanding of the registrant’s common stock was 67,070,513 as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2020 Annual Meeting of Stockholders, to be filed within 120 days of fiscal year-end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our operating performance, the performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to finance our growth strategy or ongoing operations;
•	our financial liquidity;
•	the ability to retain and attract members and guests to our properties;
•	changes in global, national and local economic conditions, including, but not limited to, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market;
•	effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;
•	competition within the industries in which we operate or may pursue additional investments, including competition for sites for our Entertainment Golf venues;
•	material increases in our expenses, including but not limited to unanticipated labor issues, rent or costs with respect to our workforce, and costs of goods, utilities and supplies;
•	our inability to sell or exit certain properties, and unforeseen changes to our ability to develop, redevelop or renovate certain properties;
•	our ability to further invest in our business and implement our strategies;
•	difficulty monetizing our real estate debt investments;
•	liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;
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
•
other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission, which we refer to in this Annual Report on Form 10-K as the SEC.

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

DRIVE SHACK INC.
FORM 10-K
INDEX

PART I
Item 1. Business.
Overview
Drive Shack Inc., which we refer to in this Annual Report on Form 10-K, together with its subsidiaries, as the Company, we and us, is an owner and operator of golf-related leisure and “eatertainment” venues focused on bringing people together through competitive socializing. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol as “DS.” The Company conducts its business through two primary operating segments:

•	Entertainment Golf | Drive Shack
Drive Shack is a golf-related leisure and “eatertainment” company that offers sports and social entertainment with gaming and premier golf technology, a chef-inspired menu, craft cocktails, and engaging social events throughout the year. Each core Drive Shack venue features expansive, climate-controlled, suite style bays with lounge seating; augmented-reality golf games and virtual course play; a restaurant and multiple bars; an outdoor patio with lawn games; and arcade games.

During the second half of 2019, we opened three Generation 2.0 core Drive Shack venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida.

We opened our first Drive Shack venue in Orlando, Florida, in April 2018, which has largely served as our research and development and testing venue. During the fourth quarter of 2019, we briefly closed this venue to retrofit with Generation 2.0 enhancements, including new ball tracking technology (Trackman™), enhanced gaming and a redesigned outfield to provide a more engaging guest experience.

•	Traditional Golf | American Golf
American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of December 31, 2019, we owned, leased or managed 59 properties across 9 states, and have more than 37,000 members. American Golf is focused on delivering lasting experiences for our guests who played over 2.8 million rounds at our properties during 2019.
Our operations are organized into three principal categories: (1) public properties, (2) private properties and (3) managed properties.
Public Properties.   Our 33 leased or owned public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities, pro shops and food and beverage facilities.  In some cases, our public properties have larger clubhouses with extensive banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access and off-peak access to the ability to participate in golf clinics, in return for a monthly membership fee.
Private Properties.   Our five leased or owned private properties are open to members and their guests and generate revenues principally through initiation fees, membership dues, food, beverage and merchandise sales, and guest fees. Amenities at these courses typically include practice facilities, full-service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.
Managed Properties. Our 21 managed properties are managed by American Golf pursuant to management agreements with the owners of each property.  We recognize revenue from each of these properties in an amount equal to a management fee and the reimbursements of certain operating costs.
During 2019, the Company sold 11 golf properties for an aggregate sale price of $80.0 million, resulting in gains of $19.4 million. As of December 31, 2019, we have successfully sold 24 of our 26 owned golf properties for a total aggregate sales price of $169.7 million.
During 2019, the Company entered into a total of six new management agreements, of which five related to golf properties sold during the year, for which we were retained as manager. In addition, the Company terminated two management agreements on golf properties in California due to course closures.

See Note 5 in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Growth Strategy
We believe that golf as a sport and form of entertainment continues to expand from spending time at an elite exclusive country club to include a more hip, upbeat, social experience, which increases demand across a broader potential base of customers. As a result of this expansion, the hospitality and leisure spaces associated with these new forms of a traditional sport are evolving to appeal to a different, vibrant and new audience and customer base in the "eatertainment" industry.
We believe Drive Shack is the only company comprised of a truly integrated portfolio of Entertainment plus Traditional golf businesses, which provides us with a unique opportunity to unlock top site locations by leveraging the operational experiences and municipal relationships developed by our Traditional Golf business.

•	Recent and Planned Growth

Recent Growth. As of December 31, 2019, we have four open and operating core Drive Shack venues across 3 states. In 2020, we believe we will open one new core Drive Shack venue in New Orleans, LA and intend to continue expanding our geographic footprint on a selective and strategic basis.

New Format Development. In 2020, we plan to complement our core Drive Shack venues by launching a new small-store format urban box venue. This new format expands our business by diversifying our experiential offerings with a modern spin on indoor mini golf through real-time, auto-scoring technology. We plan to open three in 2020, and to increase our per-year openings in subsequent years as we continue expanding our geographic footprint.

Our strategy entails expanding the new small-store format urban box venues due to the vast availability of indoor real estate, shorter development timelines, lower capital risk and higher development yields. We believe this new format will allow us to access smaller, urban spaces where our core Drive Shack venue is too large to be accommodated by available land for sale or lease, if we are able to successfully launch the new format.

Our ability to open our targeted number of venue formats in 2020 and beyond will depend on many factors, including our ability to locate appropriate sites, negotiate acceptable purchase or lease terms, obtain necessary local governmental permits, complete construction, and recruit, train and retain the necessary talent.

•	A Modernized Socializing Experience

Competitive Socializing. Our primary focus is on competitive socializing within the “eatertainment” industry which combines food and beverage, entertainment and sports. Our core Drive Shack venues and new small-store format urban box venues provide a competitive socializing experience through technology powered games, whether it’s in a Drive Shack bay or on the mini golf course. Our focus is on creating an environment that enables friendly competition and connecting with friends and family, providing our guests with memorable and meaningful experiences. These experiences are designed to cater to a range of audiences and competitive appetites, to attract new guests and to drive loyalty and advocacy among our existing guests.

Innovation. Golf as a sport and form of entertainment continues to transform. At the essence of creating the modernized, broadly appealing golf and entertainment experience, we believe, is innovation. In an industry with a high degree of competition, innovation serves as a key differentiator. We strive to innovate across all our offerings including technology powered golf games, food and beverage menu offerings, and venue formats. Our proprietary gaming software allows us the ability to consistently develop and launch new games. In 2020, we also plan to introduce our new small-store format urban box venues, providing a modern spin on the classic game of mini golf through the innovative use of auto-scoring technology that presents digital scores to guests in real-time. This new format will allow us to access smaller, urban spaces where our core Drive Shack venue is too large to be accommodated by available land for sale or lease, if we are able to successfully launch the new format.

Technology. We have arrangements with our golf ball tracking technology partners for both our core Drive Shack venues and new small-store format urban box venues. We pair this ball-tracking technology with our in-house proprietary gaming software, to create a state-of-the-art gaming experience that is impossible to replicate. We have purposefully designed our gaming software to be ultra-flexible, allowing us to develop, test, and launch new games continuously.

Our core Drive Shack venues are equipped with radar-based TrackMan™ technology, which provides precision ball tracking, in real time, affording us the ability to bring our augmented reality gaming to the next level. Our proprietary gaming software provides us with the unique ability to continuously develop and release cutting edge, fun and engaging games. Our current suite of proprietary games includes Darts, Monster Hunt, ShackJack and Pro Range. We intend to refresh our existing games and supplement with new releases periodically. In addition, our partnership with TrackMan™ provides our guests with access to an extensive portfolio of world-famous virtual golf courses. These games and virtual golf courses are suitable for all skillsets and competitive appetites.

Elevated Food & Beverage. Our venues feature chef-inspired food offerings alongside inventive craft cocktails. Our menus feature a thoughtfully curated selection of shareable food options, further enabling the socializing nature of our venues. In March 2020, we launched a new food menu focusing on upscaling our menu items and enhancing execution in our mostly scratch kitchen. Our new menu is designed and tailored to consumer preferences and lifestyle trends, offering unique flavors, and high-quality fresh ingredients to create a premium selection of options to appeal to our broad range of guests.

Alongside our new food menu, will be our revamped beverage offerings that will feature a variety of beers, craft cocktails, non-alcoholic cocktails, canned wine and seltzers, and premium spirits. Our beer selection will consist of local and regional craft beers that will vary by venue locations. In certain locations, we have partnerships with local breweries which source and produce exclusive Drive Shack beverages.

We plan to rollout new seasonal or limited time offerings, to supplement our core menu and give our guests more reasons to keep coming back as well as attract new guests.

Events. We are revolutionizing the Event industry with our experiential event options. Our venues provide an electric atmosphere for everything from corporate events to social gatherings. Each venue features climate-controlled bays, 300-plus television screens, a rooftop terrace with fire pits, and private indoor and outdoor meeting spaces fully equipped with A/V technology and wi-fi, that can accommodate a variety of group sizes up to 1,200 guests. Our event packages feature an elevated chef-inspired catering menu and beverage packages, that are customizable to our guests. Our dedicated event team handles everything from planning to execution to create memorable and meaningful experiences for all our event participants.

•	Site selection, development, and the experience

Site Selection. Our site selection process is integral to the successful execution of our growth strategy. Our site selection process is led by our Real Estate Committee and integrates a variety of analytical measures with an evaluation of key factors of the overall quality and viability of potential sites. These factors include but are not limited to size and quality of land; population demographics, such as target population density and household income levels; competition levels in the market; site visibility, accessibility and traffic volume; proximity to other entertainment facilities, restaurants and bars; and market or landlord incentives.

Venue Development. Our core Drive Shack venue formats are generally open-air 55,000 and 65,000 square feet venues built on approximately 12 to 15 acres of land. This format features 72 to 96 plus climate-controlled bays with lounge seating and an approximately 200 yard outfield. The total investment cost of a new core Drive Shack venue ranges from $25 to $40 million. We may either enter into a long-term ground lease or purchase the land for our core Drive Shack venue format. A typical core Drive Shack venue may average 12 months to construct once the site is acquired and permits are obtained.

We expect to open one core Drive Shack venue featuring 72 climate-controlled bays in 2020 in New Orleans, LA.

Our new small-store format urban box venues are targeted at between 15,000 to 25,000 square feet of existing indoor space. This format will feature multiple courses, depending on venue size and layout. The total investment cost of a new small-store format urban box venue is expected to range from $7 to $11 million, exclusive of landlord incentives. We believe our new small-store format urban box venues may average 4 to 6 months to construct and open once the site is acquired and permits are obtained, which can vary due to the unique layouts of each venue.

We plan to open our first three small-store format urban box venues in 2020.

On occasion, we expect that our various venue formats may be smaller or larger or cost more or less than our targeted range, depending on the specific circumstances of the selected site or market.

Transcending the Experience. At Drive Shack, we look to create meaningful and memorable experiences by combining world class golf technology, great drinks, delicious food and welcoming environments. Our core Drive Shack venues are organized and designed to spread and amplify guest energy and revolutionize the golf and social experience. We encourage our guests to interact with other guests by way of carefully placed bars and lounges, social event areas, outdoor patios and climate-controlled bays. The lighting, finishes and furniture are contemporary yet comfortable and are purposely organized for group interaction and a social atmosphere. Whether a golfer or not we want everyone to feel comfortable experiencing our version of golf.

Our new small-store format urban box venues consist of character filled, exciting, adult focused mini-golf and leisure spaces with social interaction in mind. Generally placed within more densely populated areas, each location is customized to create unique ways to mingle with your friends for a night out, have drinks with colleagues or meet new people. These bar forward mini-golf spaces blend vintage golf with upscale casual lifestyle through the strategic placement of the lounges, bars, courses and VIP spaces within each venue. The courses are intimate, transformative and designed specifically to keep people connected and socializing while playing technology enhanced mini golf. Beverage and food opportunities are plentiful with multiple bars and a full-service kitchen. Our lounge furniture and finishes are all created with a comfortable yet upscale experience.

Marketing

Our focus is on creating modernized social experiences, in an authentic, innovative manner to provide our guests with memorable and meaningful experiences. These experiences are designed to cater to a range of audiences from social seekers to families.

•	Embracing Local Communities

Community Outreach. Drive Shack has made and will continue to make a concerted effort to positively impact the communities in which we operate. In 2019, the Company partnered with a nonprofit youth development organization, The First Tee, on the Drive4Change campaign to positively impact the lives of young people through the game of golf. As part of the campaign, sets of golf clubs were provided to underprivileged youth. In the fourth quarter of 2019, while the Orlando venue briefly closed for enhancements, the venue employees dedicated more than 1,000 hours of volunteer work with several local nonprofit organizations. In addition, the core Drive Shack venues make weekly donations to support local charitable organizations in each of their markets.

Local Partnerships. Each Drive Shack venue prides itself on forging bonds with local partners in the community. For example, our core Drive Shack venue in Richmond has a continued partnership with a local brewery, which created and produces an exclusive premium beer for our venue; while our core Drive Shack venue in Raleigh has recently partnered with a local female-owned brewery, to create a new, soon to be released, specialty beverage. We have also collaborated with a local specialty ice cream shop to create a new scratch rendition of the classic ice cream sandwich inspired by Drive Shack and Arnold Palmer, called the Chilly Palmer. We plan to continue to explore local partnerships and collaborations that may vary by venue and geographic location.

Local Street Teams. Each venue is equipped with a local Street Team that leads marketing outreach in the communities surrounding the venue, which begins three months prior to our new venue openings and continuously thereafter. The Street Teams attend local events to increase Drive Shack brand awareness and excitement, and to cultivate a loyal connection within our communities.

•	Customized Programming and Promotions

Unique Programs. Our guest experience is enhanced by ongoing events and programs designed to engage a range of guest desires, including quarterly Social Leagues and Summer Swing Academy, which introduces young kids to golf in a fun, relaxed environment, and more!

We also design some of our programming around seasonal events, including March Madness, National Beer Day, and Easter, with our family themed Easter Egg Hunt.

Promotional Campaigns. We periodically develop promotional programs to attract new guests and increase the length of stay and spend per visitor. Our promotional programs include Happy Hour specials, offering discounted food and beverage selections during specified periods of time. We also launched a new winter promotion “$12 Tuesdays”

offering $12 per hour bay play to appeal to our existing guests and to encourage new guests to experience our version of golf in climate-controlled bays.

Intellectual Property

We have registered the trademark Drive Shack® and American Golf® and their primary logos and have registered or applied to register certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our tradename and our logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs that we protect by requiring all of our employees to accept an agreement to keep trade secrets confidential in connection with their onboarding process.

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

Competition

We operate in a highly competitive industry and compete primarily on the basis of location, featured facilities, quality and breadth of product offerings and price. As a result, competition for market share in the industry in which we compete is significant.

Our Entertainment Golf business competes with restaurants, dining and social clubs and other entertainment attractions including movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and theme parks. Many of the entities operating these businesses are larger and better capitalized, have a greater number of stores, have been in business longer and are better established with stronger name recognition in the markets where our Entertainment Golf and new small-store urban box venues are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our venues. In addition, the competition is subject to frequent innovations in the products and services offerings which could significantly impact our ability to attract and retain new and recurring guests.

Our Traditional Golf properties compete on a local and regional level with other country clubs and golf properties. The level of competition in the Traditional Golf business varies from region to region and is subject to change as existing facilities are renovated or new facilities are developed.

For more information about the competition we face generally and in our Entertainment and Traditional Golf businesses specifically, see Part I, Item 1A. “Risk Factors-Risks Related to Our Business-Competition in the industry in which we operate could have a material adverse effect on our business and results of operations.”

Seasonality

Seasonality can affect our results of operations. Our Traditional Golf business is subject to seasonal fluctuations as colder temperatures and shorter days reduce the demand for outdoor activities. As a result, the Traditional Golf business generates a disproportionate share of its annual revenue in the second and third quarters of each year. In addition, our Entertainment Golf business and our new small-store format urban box venues could be significantly impacted on a season-to-season basis, based on corporate event and social gathering volumes during holiday seasons and school vacation schedules. For this reason, a quarter-to-quarter comparison may not be a good indicator of our current and/or future performance.

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

Our facilities and operations are subject to the Americans with Disabilities Act of 1990, as amended by the ADA Amendments Act of 2008, which we refer to in this Annual Report on Form 10-K as the ADA. The ADA generally requires that we remove architectural barriers when readily achievable so that our facilities are made accessible to people with disabilities. In addition, the ADA Amendments Act of 2008, included additional compliance requirements for golf facilities and recreational areas. Noncompliance could result in imposition of fines or an award of damages to private litigants. Federal legislation or regulations may further amend the ADA to impose more stringent requirements with which we would have to comply.

We are also subject to various local, state and federal laws, regulations and administrative practices affecting our business. For instance, we must comply with provisions regulating equal employment, wage and hour practices and licensing requirements and regulations for the sale of food and alcoholic beverages.

Taxation

On February 23, 2017, the Company revoked its election to be treated as a real estate investment trust, or a REIT, effective January 1, 2017. The Company operated in a manner intended to qualify as a REIT for federal income tax purposes through December 31, 2016. Since January 1, 2017, we have generally been subject to federal and state income tax on our taxable income at regular corporate rates, and distributions to stockholders paid on or after January 1, 2017 are not deductible by us in computing our taxable income. Any such corporate tax liability could be substantial. Although we have net operating loss carryforwards that may be available to reduce our taxable income for U.S. federal and state income tax purposes and thereby reduce such tax liability, a portion of such carryforwards may be limited in its use due to certain provisions of the Internal Revenue Code, which we refer to in this Annual Report on Form 10-K as the Code. Therefore, no assurances can be given that those losses will remain usable or will not become subject to limitations (including under the "ownership change" provisions under Section 382 of the Code). In particular, if the Company has undergone or were to undergo an “ownership change” for purposes of Section 382 of the Code, the Company could incur materially greater tax liability than if the Company had not undergone such an ownership change. For additional information, see Part I, Item 1A. “Risk Factors-Risks Related to our Tax Status and the 1940 Act.”

On December 22, 2017, the Tax Cuts and Jobs Act, which we refer to in this Annual Report on Form 10-K as the Tax Act was signed into law. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates and eliminating the alternative minimum tax, or the AMT for corporate taxpayers. The Company accounted for the effects of the Tax Act for the year ended December 31, 2017 which relates to the re-measure of deferred tax assets and liabilities due to the reduction in the corporate income tax rate and has booked a non-recurring income tax receivable in the amount of $0.6 million due to refundable AMT credits. See Note 14 in Part II, Item 8. “Financial Statements and Supplementary Data” for additional information.

Employees

Entertainment Golf

As of December 31, 2019, there were approximately 1,200 employees in our Entertainment Golf segment including: 1,075 hourly venue employees, 75 venue managers and 50 corporate personnel.

Traditional Golf

As of December 31, 2019, there were approximately 3,450 employees in our Traditional Golf segment: 3,032 hourly course employees, 351 course managers and 67 corporate personnel.

Corporate

As of December 31, 2019, there were eight employees in our Corporate segment.

The number of Company employees represented by unions, and solely within the Traditional golf business, is insignificant. We believe our current relations with our employees are good.

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

Our internet site for our stockholders and other interested parties is http://ir.driveshack.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the ‘‘Investor Relations-Corporate Governance” section are charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

Item 1A. Risk Factors

An investment in our common stock involves risk and uncertainties. In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, the following risk factors should be carefully considered in evaluating our business or making an investment decision involving our common stock. The occurrence or manifestation in whole or in part of any of the following risks could harm our business, financial conditions and results of operations, cash flows and/or the trading price of our common stock. In addition, our actual performance could differ materially from any results expressed or implied by forward-looking statements contained in this Annual Report on Form 10-K, in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions, and additional risks and uncertainties that are currently not known or we believe are immaterial may also have a material negative impact on our business, financial condition and results of operations.

Risks Related to Our Business and Industry

The amount of revenue we generate at our venues may decrease in connection with changes in consumer spending patterns, particularly discretionary expenditures for leisure and recreation.

Consumer spending patterns, particularly discretionary expenditures for leisure and recreation, are subject to factors beyond our control. Should consumers decrease their discretionary spending in general, and in particular on leisure and entertainment, our revenues could decline and our operating margins could decrease, either of which would adversely affect our business. In general, economic recessions or downturns, increased unemployment, low consumer confidence and outlook, and depressed housing markets could cause a decrease in discretionary spending among our customers and potential customers. In addition, because we generate revenues at physical locations that require our customers to travel, consumer spending could also be impacted in a way that is material for our business as a result of war, terrorist activities or threats and heightened travel security measures instituted in response to these events and the financial condition of the airline, automotive and other transportation-related industries and its impact on travel, gasoline prices and natural disasters, such as earthquakes, tornadoes, hurricanes, wildfires, blizzards, droughts and floods and outbreaks of epidemic, pandemic or influenza, coronavirus and other contagious diseases afflicting the geographic regions in which we operate. These factors and other global, national and regional conditions can adversely affect, and from time to time have adversely affected, individual properties, particular regions or our business as a whole. Any one or more of these factors could negatively affect the sales volume and profitability of our services, food and beverages at our Entertainment Golf venues and Traditional Golf properties, and rounds played at our Traditional Golf properties. In addition, in the case of our traditional golf venues, during such periods of adverse economic conditions, we may experience increased rates of resignations of existing members, a decrease in the rate of new member enrollment, a decrease in golf rounds played or reduced spending, any of which may result in, among other things, financial losses and decreased revenues.

Our growth strategy may be materially and adversely affected by our inability to fund, develop and open new entertainment venues and operate them profitably.

Our business strategy relies on our ability to develop, open and operate golf entertainment venues, including core Drive Shack venues and small-store format urban box venues. As of the date of this Annual Report on Form 10-K, we have four open and operating core Drive Shack venues. Our strategy assumes that we will continue on an annual basis to expand the geographic footprint of Drive Shack venues and launch and expand the geographic footprint of new small-store format urban box venues, which requires us to identify locations with a favorable consumer market, enter into contracts to leases and/or purchase land, construct our venues in compliance with applicable zoning, licensing, land use and environmental regulations and finance our development, construction and opening costs. In that connection, we are at risk of opening venues in areas with inadequate consumer demand or overwhelming competition and of construction and of compliance costs exceeding our budgeted estimates. Thus, there can be no assurance that we will expand the geographic footprint of Drive Shack venues and launch and expand the geographic footprint of new small-store format urban box venues in accordance with the timing and cost assumptions inherent in our strategic plan. In addition, if the cost of construction of any venue exceeds our budgeted estimates, our expected return on investment would be diminished which could increase our cost of capital relative to returns and slow our growth strategy or ability to fund it.

In order to operate venues profitably, we must maintain efficient levels of costs, including in hiring, training and retaining skilled management and other employees necessary to meet staffing needs labor and in procuring and pricing our products, including bay-play and food and beverages. Our failure to staff our venues on a cost-effective basis or set appropriate pricing levels creates the risk of diminished operating margins at the venue level. In addition, if we do not successfully attract consumers to our venue, or if they suffer a negative customer experience, we are at risk of not generating adequate revenues to create a favorable margin over our operating costs. Factors that could inhibit our ability to attract consumers to our venues include competition from other food and leisure venues, poor customer service at our venues and technological failures in our consumer-facing technology. Thus, there can be no assurance that we will achieve profitability at any individual venue, which could have a significant adverse effect on our overall operating results.
We have a limited operating history, which may not be sufficient to evaluate our business and prospects.
We have a limited operating history and track record at core Drive Shack venues and no operating history for our small-store format urban box venues. A number of our Entertainment Golf and small-store format (also known as urban box) venues are, and in the future others will be, located in areas where we have little or no meaningful operating experience. Those markets may have different competitive conditions, local regulatory requirements, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new venues to be less successful than we expect. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our shares. We commenced operations in Entertainment Golf in 2018, and we had net losses in that segment of approximately $14.3 million in 2018 and $42.4 million in 2019. Our strategy may not be successful, and if unsuccessful, we may be unable to modify it in a timely and successful manner. We cannot give you any assurance that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate. Our limited operating history also means that we continue to develop and implement various policies and procedures including those related to data privacy and other matters. We will need to continue to build our team to implement our strategies.
We will continue to incur significant capital and operating expenditures while we expand the geographic footprint of our core Drive Shack venues and launch and expand the geographic footprint of new small-store format urban box venue, including for the completion of our venues under construction, as well as other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We have not yet completed construction of our core Drive Shack venues in New Orleans and we have not yet commenced construction of any of our other core Drive Shack venues. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, our ability to expand the geographic footprint of our core Drive Shack venues and launch and expand the geographic footprint of new small-store format urban box venue.
Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.
We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months, which are further described in “Items 1. and 2. Business and Properties.” In the future, we expect to incur additional indebtedness to assist us in developing our operations and we are considering alternative financing options, including the opportunistic sale of one or more of our non-core assets. See If we are unable to secure additional funding, or amendments to existing financing, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and venue development depending on the availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with these covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the consumer discretionary spending sector.

The success of our growth and operational strategy depends in part on our ability to procure or develop and protect our intellectual property rights and technology.
Our growth strategy depends on our ability to procure or develop and protect technologies to be used at our core Drive Shack venues and our small-store format urban box venues, and we may not be able to adequately procure or develop these technologies or protect the intellectual property rights in these technologies. Further, our competitors may adapt technologies or business models more quickly or effectively than we do, creating products that are technologically superior to ours or more appealing to consumers. As a result, we may lose an important advantage in the markets in which we open our Entertainment Golf venues. In addition, if third parties misappropriate or infringe, or otherwise inhibit access to, our intellectual property, our brand may fail to achieve and maintain market recognition and our growth strategy may be harmed. To protect the right to use our technologies and intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management and adversely affect our revenue, financial condition and results of operations. In addition, our ball-tracking technology in our Entertainment Golf venues is provided by a single vendor; TrackMan™. If that vendor were to cease operations or default on its obligations to provide technology, we could suffer a material adverse effect on our business or operations. In addition, this vendor may provide services to other competitors, as we do not maintain exclusive rights to the technology. In addition, this vendor could choose not to implement its technology at new venues. Additionally,we have not secured any trademark for our urban box brand at the time of this Annual Report on Form 10-K and there is no guarantee that we will select a name that is protectable.

Competition in the industry in which we operate could have a material adverse effect on our business and results of operations.

We operate in a highly competitive industry and compete primarily on the basis of reputation, featured facilities, location, quality and breadth of product offerings and price. As a result, competition for market share in the industry in which we compete is significant.

Each or virtually each market in which we operate is highly competitive and includes competition on a local and regional level with restaurants, dining and social clubs and other entertainment attractions including movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and theme parks. Many of the entities operating these businesses are larger and better capitalized, have a greater number of stores, have been in business longer and are better established with stronger name recognition in the markets where our Entertainment Golf and small-store format (also known as urban box) venues are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our venues. The legalization of casino and sports gambling in geographic areas near any current or future venues would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery.

The number and variety of competitors in our business varies based on the location and setting of each facility, with some situated in intensely competitive upscale urban areas characterized by frequent innovations in the products and services offered by competing restaurants, dining and social clubs and other entertainment attractions. In addition, new restaurants and other social and meeting venues may open or expand their amenities. As a result of these characteristics, the supply in a given region may exceed the demand for such facilities, and any increase in the number or quality of restaurants and other social and meeting venues, or the products and services they provide, in such region could significantly impact the ability of our properties to attract and retain members, which could harm our business and results of operations.

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

Our businesses are subject to unusual weather patterns and extreme weather events, such as heavy rains, prolonged snow accumulations, high winds, extended heat waves and drought, which could negatively affect the income generated by our properties. Because our Entertainment and Traditional Golf businesses are primarily or partially outdoors, attendance at our facilities could be adversely affected by forecasts of bad weather conditions since individuals may instead choose to participate in indoor activities.

The maintenance of satisfactory turf grass conditions on our Traditional Golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of Traditional Golf properties in states (such as California, New York and Texas) that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our properties in such states (including, without limitation, economic and demographic changes in these areas), could have an adverse impact on our Traditional Golf segment which is vulnerable to all these factors.

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

Labor is one of our primary property-level operating expenses. We face the risks of labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, or increases in the federal or state minimum wage or other employee benefit costs. For example, if the federal minimum wage were increased significantly, we would have to assess the financial impact on our operations as we have a large population of hourly employees. If labor-related expenses increase, our operating expense could increase in a manner that materially and adversely affects our operating margins and profitability.

We are subject to the Fair Labor Standards Act and various federal and state laws governing such matters as minimum wage requirements, gratuity policies, overtime compensation and other working conditions, citizenship requirements, discrimination and family and medical leave. In recent years, a number of companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, overtime wage policies, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been threatened or instituted against us from time to time, and we may incur substantial damages and expenses resulting from lawsuits of this type, which could have a material adverse effect on our business, financial condition or results of operations.
Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.
We depend to a large extent on the services of our executive officers. Our then-current chief executive officer each departed in 2018 and in 2019. The loss of the services any key executives could disrupt our operations and increase our exposure to the other risks described in this “Item 1A. Risk Factors.” We do not maintain key man insurance on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

Our investments in real estate and facilities are subject to numerous risks, including the risk that the values of our investments may decline if there is a prolonged downturn in real estate values.

Our operations encompass a large amount of real estate holdings, in the form of fee simple ownership and leasehold interests. Accordingly, we are subject to the risks associated with holding real estate investments. Our real estate holdings (including our long-term leaseholds) are subject to risks typically associated with investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned, expenses incurred and capital appreciation generated by the related properties. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and time-consuming to expand, modify or renovate older properties. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have an adverse impact on our business, financial condition or results of operations.
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

As of December 31, 2019, we operated multiple Traditional Golf properties in several metropolitan areas, including 30 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Seasonality may adversely affect our business and results of operations.

Seasonality can affect our results of operations. Usage of Traditional Golf properties tends to decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. As a result, we expect the Traditional Golf business to generate a disproportionate share of its annual revenue in the second and third quarters of each year. Accordingly, our Traditional Golf business is especially vulnerable to events that may negatively impact its operations during the second and third quarters, when guest and member usage is highest. In addition, operations in the Entertainment Golf business and our new small-format business (also known as urban box), could be significantly impacted on a season-to-season basis; including based on corporate events volume during holiday seasons and school vacation schedules. For this reason, a quarter-to-quarter comparison may not be a good indicator of our current and/or future performance.

If the owner for any of our managed Traditional Golf properties defaults on its obligation to pay us our management fee under the management contract, we may not obtain the full amount, or any, of the revenue associated with that contract.

Our 21 managed Traditional Golf properties are properties that American Golf manages pursuant to a management agreement with the owner of each property.  If any property owner defaults on its obligation to pay us the management fee that we are entitled to receive under the management for the property, we are at risk of losing some or all of the revenue associated with that management agreement. In addition, we may decide to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect may be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement, which may result in, among other things, financial losses and decreased revenues.

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

Our investments in real estate related preferred equity and other direct and indirect interests in pools of real estate properties may be subject to additional risks relating to the structure and terms of these transactions, which may result in losses to us.

We have investments in direct and indirect interests in pools of real estate properties, including an approximately 22% economic interest in a limited liability company which owns preferred equity secured by a commercial real estate project. These types of investments involve a higher degree of risk than long-term senior lending secured by business assets or income producing real property because the investment may become unsecured as a result of foreclosure by a senior lender. As a result, we may not recover some or all of our investment.

Many of our investments are illiquid, and this lack of liquidity could significantly impede our ability to vary our portfolio in response to changes in economic and other conditions, these illiquid investments may be difficult to sell to generate cash to meet our needs and we may not realize the value at which such investments are carried if we are required to dispose of them.

The real estate properties that we own and operate and our other direct and indirect investments in real estate and securities are generally illiquid. In addition, the real estate securities that we purchase in connection with privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. In addition, there are no established trading markets for a majority of our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited.

Our real estate securities are valued using internal models that use significant estimates. Although we seek to adjust our cash and short-term investment positions to minimize the likelihood that we would need to sell illiquid investments, if we are required to liquidate all or a portion of our illiquid investments quickly, we may realize significantly less than the amount at which we have previously valued these investments.

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

In February 2011, one of our subsidiaries became the collateral manager of certain collateralized debt obligations ("CDOs") previously managed by C-BASS Investment Management LLC (“C-BASS”).

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

As a result of the revocation of our REIT election, effective January 1, 2017, we are no longer required by the REIT rules to make distributions of substantially all of our net taxable income. Our board of directors elected not to pay common stock dividends for 2017 through 2019 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

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

In March 2020, our board of directors adopted a Tax Benefits Preservation Plan in an effort to protect against a possible limitation on our ability to use our net operating losses and net capital loss carryforwards by discouraging investors from acquiring ownership of our common stock in a manner that could trigger an “ownership change” for purposes of Sections 382 and 383 of the Code. Under the terms of the Tax Benefits Preservation Plan, in general, if a person or group acquires beneficial ownership of 4.9% or more of the outstanding shares of our Common Stock without prior approval of our board of directors or without meeting certain exceptions (an “Acquiring Person”), the rights would become exercisable and our stockholders (other than the Acquiring Person) will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. As a result, the Tax Benefits Preservation Plan may have the effect of inhibiting or impeding a change in control not approved by our board of directors and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our board of directors may consent to certain transactions, the Tax Benefits Preservation Plan gives our board of directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. There can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

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

For the 2017 through 2019 taxable years and future years (and for any prior year if we were to fail to qualify as a REIT in such year), we are generally subject to federal income tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial. Our decision to revoke our REIT election could also have other effects on any given stockholder, depending on its particular circumstances. For example, certain foreign investors that own large positions in our stock may be subject to less favorable rules under the Foreign Investment in Real Property Tax Act of 1980 following the revocation of our REIT election. Stockholders are urged consult their tax advisors regarding the effects to them of the revocation of our REIT elections in light of their particular circumstances.

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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments received more than 180 days prior to December 31, 2019.

Item 2. Properties.

We lease our corporate headquarters in New York, NY. We also lease a corporate office in Dallas, TX to support our Entertainment Golf business and lease a corporate office in El Segundo, CA to support our Traditional Golf business.

Entertainment Golf Venues

As of December 31, 2019, we operate four Entertainment Golf venues as shown in the following table by location, category and number of bays.

City	State	Category	# of Bays
Orlando	FL	Leased	90
Raleigh	NC	Owned	96
Richmond	VA	Leased	96
West Palm Beach	FL	Leased	96

Traditional Golf Properties

As of December 31, 2019, we own, lease or manage 59 Traditional Golf properties located in 9 states, as shown in the following table by location, category and number of golf holes.

Owned Properties

Property Name	City	State	Category	Golf Holes
Rancho San Joaquin	Irvine	CA	Public	18
Tanoan	Albuquerque	NM	Private	27

Leased Properties

Property Name	City	State	Category	Golf Holes
Buffalo Creek	Heath	TX	Public	18
Chester Washington	Los Angeles	CA	Public	18
Clearview	Bayside Queens	NY	Public	18
Coyote Hills	Fullerton	CA	Public	18
Diamond Bar	Diamond Bar	CA	Public	18
Dyker Beach	Brooklyn	NY	Public	18
El Dorado	Long Beach	CA	Public	18
Heartwell	Long Beach	CA	Public	18
Knollwood	Granada Hills	CA	Public	18
La Mirada	La Mirada	CA	Public	18
La Tourette	Staten Island	NY	Public	18
Lake Forest	Lake Forest	CA	Public	9
Lake Tahoe	S. Lake Tahoe	CA	Public	18
Lakewood	Lakewood	CA	Public	18
Lely	Naples	FL	Private	54
Los Coyotes	Buena Park	CA	Private	27
Los Verdes	Rancho PV	CA	Public	18
Mission Trails	San Diego	CA	Public	18
Monarch Bay	San Leandro	CA	Public	27
Mountain Meadows	Pomona	CA	Public	18
MountainGate	Los Angeles	CA	Private	27
National City	National City	CA	Public	9
Pelham Split Rock	Bronx	NY	Public	36
Recreation Park 18	Long Beach	CA	Public	18
Recreation Park 9	Long Beach	CA	Public	9
San Dimas	San Dimas	CA	Public	18
Saticoy	Ventura	CA	Public	9
Scholl Canyon	Glendale	CA	Public	18
Sea Cliff	Huntington Bch	CA	Private	18
Skylinks	Long Beach	CA	Public	18
South Shore	Staten Island	NY	Public	18
Tecolote Canyon	San Diego	CA	Public	18
Tilden Park	Berkeley	CA	Public	18
Vineyard at Escondido	Escondido	CA	Public	18
Waterview	Rowlett	TX	Public	18
Whittier Narrows	Rosemead	CA	Public	27

Managed Properties

Property Name	City	State	Category	Golf Holes
Bear Creek	Woodinville	WA	Private	18
Brookside	Pasadena	CA	Public	36
Canyon Oaks	Chico	CA	Private	18
Casta Del Sol	Mission Viejo	CA	Public	18
El Camino	Oceanside	CA	Private	18
Fullerton	Fullerton	CA	Public	18
John A White	Atlanta	GA	Public	9
Lomas Santa Fe	Solana Beach	CA	Private	18
Lomas Santa Fe (Executive)	Solana Beach	CA	Public	18
Marbella	SJ Capistrano	CA	Private	18
Monterey	Palm Desert	CA	Private	27
Oregon Golf Club	West Linn	OR	Private	18
Palm Valley	Palm Desert	CA	Private	36
Plantation	Boise	ID	Private	18
River Ridge	Oxnard	CA	Public	36
Sunset Hills	Thousand Oaks	CA	Private	18
Tustin Ranch	Tustin	CA	Public	18
Vista Valencia	Valencia	CA	Public	27
Westchester	Los Angeles	CA	Public	18
Wood Ranch	Simi Valley	CA	Private	18
Yorba Linda	Yorba Linda	CA	Private	18

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

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
The following graph compares the cumulative total return for the Company’s common stock (stock price change plus reinvested dividends) with the comparable return of three indices: S&P 500, S&P SmallCap 600 and Russell 2000. The graph assumes an investment of $100 in the Company’s common stock and in each of the indices on December 31, 2014, and that all dividends were reinvested. The past performance of the Company’s common stock is not an indication of future performance.
We have one class of common stock and our initial public offering was in October 2002. We are listed and traded on the NYSE under the symbol “DS”.

Our board of directors elected not to pay common stock dividends in 2018 or 2019 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. We may declare quarterly distributions on our preferred stock at the discretion of our board of directors. The Company declared and paid preferred dividends in the amount of $5.6 million for both 2018 and 2019.

On February 21, 2020, the closing sale price for our common stock, as reported on the NYSE, was $3.42. As of February 21, 2020, there were approximately 16 record holders of our common stock. This number does not reflect the beneficial owners of shares held in nominee name by record holders on their behalf.

Nonqualified Option and Incentive Award Plans

See Note 11 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information.

Equity Compensation Plan Information

The following table summarizes certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2019:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	862,601		$1.00		—
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	2,893,078		2.45		25,820	(D)
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	765,416		4.01		—	(E)
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan	333		3.78		—	(F)
Drive Shack Inc. 2018 Omnibus Incentive Plan	1,309,652	(A)	4.75	(C)	5,343,078	(G)
Total Approved	5,831,080	(B)	$2.78	(C)	5,368,898

Equity Compensation Plans Not Approved by Security Holders:
November 2013 Manager Option Award	489,148	$3.57	—
2018 Employment Inducement Award	1,098,736	5.44	—
Total Not Approved	1,587,884	$4.86	—

See notes to table below.

(A)
Includes (i) 789,034 options granted to our officers, (ii) 464,542 RSUs granted to employees (net of forfeitures and releases),and (ii) 56,076 RSUs granted to our directors, net of forfeitures and releases, other than Mr. Wesley R. Edens, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2018 Plan.

(B)
Includes (i) 3,138,097 options held by an affiliate of the former Manager; (ii) 1,382,998 options granted to the former Manager and assigned to certain of Fortress’s former employees, (iii) 333 options and 56,076 RSUs granted to our directors, other than Mr. Edens, (iv) 789,034 options granted to our officers, and (v) 464,542 RSUs granted to employees.

(C)	Represents the weighted average exercise price of the 789,034 options reported in column (a), and does not include the 520,618 RSUs.

(D)
The maximum available for issuance is 3,333,333 shares in the aggregate over the term of the 2012 Plan and no award shall be granted on or after May 7, 2022 (but awards granted may extend beyond this date).  The number of securities remaining available for future issuance is net of (i) an aggregate of 13,312 shares of our common stock awards to our directors, other than Mr. Edens, representing the annual stock awards to each such director for the periods subsequent to the adoption of the 2012 Plan and prior to the adoption of the 2014 Plan and (ii) an aggregate of 3,294,201 options which have been previously granted under the plan.

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

(G)	The maximum available for issuance is 5,343,078, subject to an annual limitation as detailed in the 2018 Plan, out of a total of 6,697,710 over the entire five-year term of the 2018 Plan.

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

2018 Employment Inducement Award

The Company’s former Chief Executive Officer, or the former CEO, received a grant of options to acquire a total of 3,296,209 shares of the Company’s common stock, effective as of November 12, 2018, that were not granted under an equity compensation plan approved by security holders. The options had a per-share exercise price of $5.44. The options were generally subject to vesting in equal annual installments over a three-year period based on the former CEO's continued employment with the Company. On November 11, 2019, the former CEO retired and the vesting of one-third of his awards (1,098,736 options) was accelerated and subject to a 90-day exercise period (expired on February 9, 2020). The accelerated vesting was accounted for as a modification. The remaining unvested 2,197,473 options were forfeited.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

The following table presents our selected consolidated financial information and other data as of and for the years ended 2019, 2018, 2017, 2016 and 2015. The Consolidated Statements of Operations data for the years ended December 31, 2019, 2018 and 2017 and the Consolidated Balance Sheets data as of December 31, 2019 and 2018 have been derived from our audited historical Consolidated Financial Statements included elsewhere herein. The Consolidated Statements of Operations data for the years ended December 31, 2016 and 2015 and the Consolidated Balance Sheets data as of December 31, 2017, 2016 and 2015 have been derived from our Consolidated Financial Statements not included elsewhere herein.

The information below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Information
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Total revenues	$272,064	$314,369	$292,594	$298,880	$295,856
Total operating costs	339,348	340,803	337,505	338,054	318,097
Operating loss	(67,284)	(26,434)	(44,911)	(39,174)	(22,241)
Other income (expenses)	13,071	(11,965)	3,675	116,699	43,494
(Loss) income from continuing operations before income tax	(54,213)	(38,399)	(41,236)	77,525	21,253
Income tax expense	641	284	965	189	345
(Loss) income from continuing operations	(54,854)	(38,683)	(42,201)	77,336	20,908
Income from discontinued operations, net of tax (A)	—	—	—	—	646
Net (loss) income	(54,854)	(38,683)	(42,201)	77,336	21,554
Preferred dividends	(5,580)	(5,580)	(5,580)	(5,580)	(5,580)
Net (income) loss attributable to noncontrolling interest	—	—	—	(257)	293
(Loss) Income Applicable to Common Stockholders	$(60,434)	$(44,263)	$(47,781)	$71,499	$16,267
(Loss) Income Applicable to Common Stock, per share
Basic	$(0.90)	$(0.66)	$(0.71)	$1.07	$0.24
Diluted	$(0.90)	$(0.66)	$(0.71)	$1.04	$0.24
(Loss) Income from Continuing Operations per share of Common Stock, after preferred dividends and noncontrolling interest
Basic	$(0.90)	$(0.66)	$(0.71)	$1.07	$0.23
Diluted	$(0.90)	$(0.66)	$(0.71)	$1.04	$0.23
Income from Discontinued Operations per share of Common Stock
Basic	$—	$—	$—	$—	$0.01
Diluted	$—	$—	$—	$—	$0.01
Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,039,556	66,993,543	66,903,457	66,709,925	66,479,321
Diluted	67,039,556	66,993,543	66,903,457	68,788,440	68,647,915
Dividends declared per share of common stock	$—	$—	$—	$0.48	$0.48

(A)	The impact of the sale of the commercial real estate properties in Beavercreek, OH is included in the results of operations and presented separately in discontinued operations.

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Cash and cash equivalents	$28,423	$79,235	$167,692	$140,140	$45,651
Property and equipment, net	179,641	132,605	241,258	217,611	227,907
Total assets	515,991	401,947	536,648	1,171,958	1,467,982
Total debt	70,471	67,178	167,965	767,465	970,842
Total liabilities	450,416	267,280	365,597	953,891	1,257,860
Common stockholders’ equity	3,992	73,084	109,468	156,484	148,796
Preferred stock	61,583	61,583	61,583	61,583	61,583
Noncontrolling interest	—	—	—	—	(257)

Supplemental Balance Sheet Data
Common shares outstanding	67,068,751	67,027,104	66,977,104	66,824,304	66,654,598
Book value per share of common stock	$0.06	$1.09	$1.63	$2.34	$2.23

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” and Part I, Item 1A. “Risk Factors.”

General Overview
The Company is an owner and operator of golf-related leisure and “eatertainment” venues focused on bringing people together through competitive socializing. Our common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through two primary operating segments:
Entertainment Golf Business

Our Entertainment Golf business is primarily focused on competitive socializing within the “eatertainment” industry, combining chef-inspired food and beverage offerings, with innovative technology modernizing ways to experience golf as a sport and form of entertainment that appeals to a broad range of audiences and competitive appetites.

During the second half of 2019, we opened three Generation 2.0 core Drive Shack venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida.

During the fourth quarter of 2019, we briefly closed our first Drive Shack venue in Orlando, Florida to retrofit with Generation 2.0 enhancements, including new ball tracking technology (Trackman™), enhanced gaming and a redesigned outfield to provide a more engaging guest experience.

In 2020, we intend to open one new core Drive Shack venue in New Orleans, LA and intend to continue expanding our geographic footprint on a selective and strategic basis in the following years.

In addition, in 2020, we plan to complement and diversify our experiential offerings with a modern spin on indoor mini golf by launching our new small-store format urban box venue. We expect to open three urban box formats in 2020, and to increase our per-year openings in subsequent years as we continue expanding our geographic footprint. We believe this new format will allow us to access smaller, urban spaces where our core Drive Shack venues are too large to be accommodated by available land for sale or lease, if we are able to successfully launch the new format.

Traditional Golf Business
Our Traditional Golf business, American Golf, is one of the largest operators of golf properties in the United States. As of December 31, 2019, we owned, leased or managed 59 properties across 9 states and have more than 37,000 members.
During 2019, the Company sold 11 golf properties for an aggregate sale price of $80.0 million. As of December 31, 2019, we have successfully sold 24 of our 26 owned golf properties for a total aggregate sales price of $169.7 million, which was reinvested in our Entertainment Golf business as part of our overall growth strategy to expand golf as a sport and form of entertainment, after repayment of the Traditional Golf loan in December 2018.
During 2019, the Company entered into a total of six new management agreements, of which five related to golf properties sold during the year, for which we were retained as manager. In addition, the Company terminated two management agreements on golf properties in California due to course closures.
For further information relating to our business, see “Item 1. Business.”

Market Considerations
Our ability to execute our business strategy, particularly the development of our Entertainment Golf business, depends to a degree on our ability to monetize our remaining investments in loans and securities, optimize our Traditional Golf business, including sales of certain owned properties, and obtain additional capital. We have substantially monetized our historical investments in loans and securities and have a small number of positions remaining that we could sell or use as collateral or support in a lending transaction. We last raised capital through the equity markets in 2014, and rising interest rates or stock market volatility could impair our ability to raise equity capital on attractive terms.
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
Entertainment Golf Business

Our ability to open our targeted number of Entertainment Golf related venue formats in 2020 and beyond will depend on many factors, including our ability to identify sites that meet our requirements and negotiate acceptable purchase or lease terms.
There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes, as well as completing construction and recruiting and training the necessary talent, could impact our business.

Trends in consumer spending, as well as climate and weather patterns, could have an impact on the markets in which we currently or will in the future operate. In addition, our Entertainment Golf business could be impacted on a season-to-season basis, based upon corporate event and social gatherings during peak and off-peak times.
Traditional Golf Business
Our Traditional Golf business is subject to trends in consumer discretionary spending, as well as climate and weather patterns, which has a significant impact on the markets in which we operate. Traditional Golf is generally subject to seasonal fluctuations caused by significant reductions in golf activities due to shorter days and colder temperatures in the first and fourth quarters of each year.  Consequently, a significantly larger portion of our revenue from our Traditional Golf operations is earned in the second and third quarters of our fiscal year. In addition, severe weather patterns can also negatively impact our results of operations.
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

Impairment of Property and Equipment and Intangible Assets

Long-lived property, equipment and definite-lived intangible assets are tested for potential impairment when changes in circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated is less than the carrying value of an asset. The impairment is measured as the difference between the carrying value and the fair value. Significant judgment is required both in determining impairment and in estimating the fair value. We may use assumptions and estimates derived from a review of our operating results, business projections, expected growth rates, discount rates, and tax rates. We also make certain assumptions about future economic conditions, interest rates, and other market data. Many of the factors used in these assumptions and estimates are outside the control of management, and can change in future periods.

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
Valuation of Securities

Fair value of securities is based on an internal model and involves significant judgment. The inputs to our model includes discount rates, prepayment speeds, default rates and severity assumptions.
See Note 10 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” for information regarding the fair value of our investments, and respective estimation methodologies, as of December 31, 2019.
Impairment of Securities and Other Investments

Temporary declines in value generally result from changes in market factors, such as market interest rates and credit spreads, or from certain macroeconomic events, including market disruptions and supply changes, which do not directly impact our ability to collect amounts contractually due. We continually evaluate the credit status of each of our securities and the collateral supporting our securities. These factors are also analyzed in relation to the amount of the unrealized loss and the period elapsed since it was incurred. The result of this evaluation is considered when determining management’s estimate of cash flows, particularly with respect to developing the necessary inputs and assumptions. Unrealized losses that are considered other-than-temporary are recognized in earnings. Significant judgment is required in this analysis.

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

Recent Accounting Pronouncements

See Note 2 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about recent accounting pronouncements.

Results of Operations
The following tables summarize the changes in our consolidated results of operations from year-to-year (dollars in thousands):

Comparison of Results of Operations for the years ended December 31, 2019 and 2018

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Golf operations (A)	$216,497	$244,646	$(28,149)	(11.5)%
Sales of food and beverages	55,567	69,723	(14,156)	(20.3)%
Total revenues	272,064	314,369	(42,305)	(13.5)%

Operating costs
Operating expenses (A)	229,306	251,794	(22,488)	(8.9)%
Cost of sales - food and beverages	15,217	20,153	(4,936)	(24.5)%
General and administrative expense	47,976	38,560	9,416	24.4%
Depreciation and amortization	22,396	19,704	2,692	13.7%
Pre-opening costs	9,040	2,483	6,557	264.1%
Impairment and other losses	15,413	8,240	7,173	87.1%
Realized and unrealized (gain) loss on investments	—	(131)	131	(100.0)%
Total operating costs	339,348	340,803	(1,455)	(0.4)%
Operating loss	(67,284)	(26,434)	40,850	154.5%

Other income (expenses)
Interest and investment income	955	1,794	(839)	(46.8)%
Interest expense, net	(8,760)	(16,639)	(7,879)	(47.4)%
Other income, net	20,876	2,880	17,996	N.M.
Total other income (expenses)	13,071	(11,965)	25,036	209.2%

Loss before income tax	$(54,213)	$(38,399)	$15,814	41.2%
N.M. – Not meaningful

(A)	Includes $52.4 million and $22.1 million for the years ended December 31, 2019 and 2018, respectively, due to management contract reimbursements reported under the new revenue standard.
Revenues from Golf Operations
Revenues from golf operations decreased by $28.1 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to decreases of: (i) $66.6 million related to fewer Traditional Golf properties owned or operated in 2019, (ii) $3.1 million of greens fees and cart rental fees for Traditional Golf properties operating in both periods, primarily related to unfavorable weather conditions in early 2019, and (iii) $0.5 million driven by fewer events at our Traditional Golf properties, partially offset by an increase of (iv) $33.4 million in revenues from management contracts including $30.3 million of reimbursed expenses, (v) $1.6 million related to increases in The Players' Club memberships, (vi) $1.6 million related to increases in dues at private golf properties, and (vii) $5.6 million in our Entertainment Golf business due to three new venues that opened in 2019.

Sales of Food and Beverages

Sales of food and beverages decreased by $14.2 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to decreases of: (i) $21.1 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $2.3 million driven by fewer events at our Traditional Golf properties, partially offset by an increase of (iii) $9.2 million in our Entertainment Golf business due to three new venues that opened in 2019.

Operating Expenses

Operating expenses decreased by $22.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to decreases of: (i) $64.7 million due to fewer Traditional Golf properties owned or operated in 2019, (ii) $1.4 million due to decreased utility and water usage, partially offset by increases of: (iii) $30.3 million of reimbursed expenses from management contracts, (iv) $2.0 million in Traditional Golf repairs and maintenance expenses due to the benefit of insurance proceeds recorded in 2018, (v) $0.5 million in payroll expense primarily due to an increase in California minimum wage, and (vi) $11.0 million in our Entertainment Golf business due to three new venues that opened in 2019.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $4.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to decreases of: (i) $7.0 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $0.2 million due to lower sales volumes for Traditional Golf properties operating in both periods, partially offset by (iii) an increase of $2.3 million in our Entertainment Golf Business due to three new venues that opened in 2019.
General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense increased by $9.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to increases of: (i) $5.2 million of higher payroll and payroll related expenses primarily related to the hiring of employees in our Entertainment Golf segment, (ii) $1.3 million of higher travel and other related expenses as part of the development of the Entertainment Golf business, (iii) $0.6 million of expenses associated with Entertainment Golf sites that we are no longer pursuing, (iv) $0.5 million of higher rent and related office expenses associated with our corporate offices in New York and Dallas, (v) $1.0 million of higher marketing expenses primarily related to the re-branding of our Entertainment Golf business in 2019, and (vi) $0.7 million of higher costs primarily related to the negotiation and development of potential Entertainment Golf venue locations.

Depreciation and Amortization

Depreciation and amortization increased by $2.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to increases of: (i) $2.9 million in depreciation on assets placed into service in our Entertainment Golf business for our Orlando, Florida venue in April 2018 and for our three venues in Raleigh, North Carolina; Richmond, Virginia; and West Palm Beach, Florida in August, September and October 2019, respectively, (ii) $1.1 million due to amortization on additional finance leases for equipment, and (iii) depreciation on additional assets placed in service at Traditional Golf properties, partially offset by (iv) a $1.8 million reduction in depreciation due to Traditional Golf properties that were exited in 2018 and 2019.

Pre-Opening Costs

Pre-opening costs increased by $6.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to costs associated with the opening of three new Entertainment Golf venues in 2019 compared to one venue opened in 2018. Pre-opening costs can fluctuate based on timing of venue openings and geographic locations.
Impairment and Other Losses
During the year ended December 31, 2019, impairment consisted of: (i) $1.2 million on three Traditional Golf properties that were classified as held-for-sale and subsequently sold, (ii) $3.8 million on two leased Traditional Golf properties, (iii) $10.2 million of losses on asset retirements of certain software and equipment as a result of the decision to discontinue use at our Entertainment Golf venues, and (iv) $0.2 million of losses on asset retirements in our Traditional Golf business. During the year ended December 31, 2018, impairment consisted primarily of $7.0 million due to impairment on five Traditional Golf properties that were classified as held-for-sale and $0.9 million on three leased Traditional Golf properties.
Realized and Unrealized (Gain) Loss on Investments

During the year ended December 31, 2018, we recorded a net realized gain on the mark-to-market value of a derivative, which was unwound in December 2018.

Interest and Investment Income

Interest and investment income decreased by $0.8 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to lower balances in interest bearing cash accounts.
Interest Expense, net

Interest expense, net decreased by $7.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a decrease of $8.0 million related to the Traditional Golf loan payoff in December 2018, partially offset by an increase of interest expense capitalized into construction in progress balances associated with the opening of three Entertainment Golf venues in 2019.
Other Income, Net

Other income, net increased by $18.0 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to: (i) $10.6 million in higher gains from sale of Traditional Golf properties, (ii) $0.9 million of losses recognized during the year ended December 31, 2018 related to Traditional Golf lease modifications and terminations, (iii) $5.3 million of losses recognized during the year ended December 31, 2018 primarily due to a $4.9 million settlement of a legal dispute related to the exit of a Traditional Golf leased course, and (iv) $1.3 million in lower losses on the extinguishment of debt primarily due to the payoff of a Traditional Golf loan in December 2018.

Comparison of Results of Operations for the years ended December 31, 2018 and 2017

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Amount	%
Revenues
Golf operations (A)	$244,646	$221,737	$22,909	10.3%
Sales of food and beverages	69,723	70,857	(1,134)	(1.6)%
Total revenues	314,369	292,594	21,775	7.4%

Operating costs
Operating expenses (A)	251,794	232,796	18,998	8.2%
Cost of sales - food and beverages	20,153	20,959	(806)	(3.8)%
General and administrative expense	38,560	31,413	7,147	22.8%
Management fee and termination payment to affiliate	—	21,410	(21,410)	(100.0)%
Depreciation and amortization	19,704	24,304	(4,600)	(18.9)%
Pre-opening costs	2,483	320	2,163	N.M.
Impairment and other losses	8,240	60	8,180	N.M.
Realized and unrealized (loss) gain on investments	(131)	6,243	(6,374)	(102.1)%
Total operating costs	340,803	337,505	3,298	1.0%
Operating loss	(26,434)	(44,911)	(18,477)	(41.1)%

Other income (expenses)
Interest and investment income	1,794	23,162	(21,368)	(92.3)%
Interest expense, net	(16,639)	(19,581)	(2,942)	(15.0)%
Other income, net	2,880	94	2,786	N.M.
Total other income (expenses)	(11,965)	3,675	(15,640)	(425.6)%

Loss before income tax	$(38,399)	$(41,236)	$2,837	6.9%
N.M. – Not meaningful

(A)	Includes $22.1 million for the year ended December 31, 2018 due to management contract reimbursements reported under the new revenue standard adopted on January 1, 2018.

Revenues from Golf Operations
Revenues from golf operations decreased by $22.9 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increases of: (i) $22.1 million due to management contract reimbursements reported on a gross basis under the new revenue standard adopted prospectively on January 1, 2018, (ii) $6.6 million of improvements in the Traditional Golf business for properties in operation at both December 31, 2018 and December 31, 2017 including growth in members and in rounds played, and (iii) $2.2 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, partially offset by a decrease of $7.9 million as a result of fewer Traditional Golf properties owned or operated in 2018.

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
Operating expenses decreased by $19.0 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increases of: (i) $22.1 million in management contract expenses reported under the new revenue standard adopted on January 1, 2018, (ii) $5.4 million related to our Entertainment Golf venue opened in Orlando, Florida in 2018, partially offset by (iii) a decrease of $8.5 million due to fewer Traditional Golf properties owned or operated in 2018.

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
Management Fee and Termination Payment to Affiliate

Management fee and termination payment to affiliate increased $21.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the Internalization effective January 1, 2018.
Depreciation and Amortization
Depreciation and amortization expense decreased by $4.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to discontinuation of depreciation on the Traditional Golf real estate assets classified as held-for-sale in March 2018, partially offset by depreciation on assets placed into service at our Entertainment Golf venue in Orlando, Florida.

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
Impairment and Other Losses
Impairment and other losses increased by $8.2 million during the year ended December 31, 2018 compared to a loss during the year ended December 31, 2017. Impairment in 2018 consisted primarily of $7.0 million due to impairment on five Traditional Golf properties that were held-for-sale in March 2018 and on three under-performing Traditional Golf properties.

Realized and Unrealized (Gain) Loss on Investments
The realized and unrealized (gain) loss on investments increased by $6.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. During the year ended December 31, 2018, we recorded a net realized gain on the mark-to-market value of derivatives. During the year ended December 31, 2017, we recorded a net realized loss of $0.4 million on the sale of agency RMBS, an unrealized loss of $0.6 million on the mark-to-market of agency RMBS, a realized loss of $4.7 million on the sale of derivatives and an unrealized loss of $0.7 million on the mark-to-market on the value of derivatives.

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
Other Income, Net
Other income, net increased by $2.8 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to: (i) a $9.0 million increase primarily due to gain on sales of long-lived assets and intangibles partially offset by (ii) $0.8 million in higher losses on Traditional Golf lease modifications and terminations, (iii) $1.2 million in higher losses on debt extinguishment and (iii) $4.3 million of higher losses primarily due to the settlement of a legal dispute and related discharge of liabilities assumed by the counterparty to the settlement.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our current balances of cash and cash equivalents. We also generated capital through the completion of the sales of 24 of our 26 owned Traditional Golf properties which was completed by December 31, 2019, as well as strategically optimizing the monetization of substantially all our debt investments in loans and securities, which was completed by December 31, 2017. The proceeds generated by these transactions were reinvested in our Entertainment Golf business and used to pay overhead expenses.

As of December 31, 2019, we had $28.4 million of available cash, including $10.5 million of cash from the Traditional Golf business.

Our primary cash needs are capital expenditures for developing and opening new core Drive Shack and new small-store urban box venues, remodeling and maintaining existing facilities, funding working capital, operating and finance lease obligations, servicing our debt obligations, paying dividends on our preferred stock, and for general corporate purposes.

The Company’s growth strategy is capital intensive and our ability to execute is dependent upon many factors, including the current and future operating performance of our Entertainment Golf venues and Traditional Golf properties, the pace of expansion, real estate markets, site locations, our ability to raise financing and the nature of the arrangements negotiated with landlords. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available, and further combined with the asset sales, as discussed below, will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

As of December 31, 2019, we are actively exploring additional debt financing to meet our short and long-term liquidity requirements to fund our planned growth, including new venue development and construction, product innovation, and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, public or private equity issuances, strategically monetizing our remaining real estate securities and other investments, and the sales of our remaining owned Traditional Golf properties. We continually monitor market conditions for these financing and capital opportunities, and at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

For a further discussion of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part I, Item 1A. “Risk Factors” above.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Year ended December 31,
	2019	2018	2017
Net cash (used in) provided by:
Operating activities	$(28,118)	$(7,202)	$(12,375)
Investing activities	(11,993)	25,929	656,566
Financing activities	(10,744)	(109,596)	(617,047)
Net (Decrease) Increase in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	$(50,855)	$(90,869)	$27,144
Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash flow used in operating activities changed from $7.2 million for the year ended December 31, 2018 to $28.1 million for the year ended December 31, 2019. It changed from $12.4 million for the year ended December 31, 2017 to $7.2 million for the year ended December 31, 2018. These changes resulted primarily from the factors described below:

 2019 compared to 2018

•	Operating cash flows decreased by:

◦	$9.9 million of general and administrative expenses due to increased headcount and professional fees primarily due to the development of the Entertainment Golf business; and

◦	$10.1 million due to decreased revenue from the Traditional Golf business due to the sale of properties during 2019; and

◦	$4.4 million of pre-open costs primarily due to the opening of three Entertainment Golf venues in 2019 compared to one venue opened in 2018.

•	Operating cash flows increased by:

◦	$1.8 million due to management fees paid in 2018 that were incurred in 2017 when the Company was externally managed; and

◦	$1.7 million in operating cash flows primarily due to the opening of Entertainment Golf venues in Raleigh, North Carolina, Richmond, Virginia and West Palm Beach, Florida.

2018 compared to 2017

•	Operating cash flows increased by:

◦	$18.7 million due to lower management fees paid in 2018 as a result of the Internalization;

◦	$4.1 million due to lower general and professional fees paid in 2018 ;

◦	$1.7 million due to lower income taxes paid in 2018; and

◦	$0.6 million due to higher interest earned on overnight cash deposits.

•	Operating cash flows decreased by:

◦	$5.0 million in lower operating cash flows from Traditional Golf, primarily related to the legal dispute settled in July 2018;

◦	$7.5 million of payroll costs primarily due to the Internalization and increased employee hiring associated with the Entertainment Golf business;

◦	$0.1 million due to cash flows from operations from the first Entertainment Golf venue in Orlando; and

◦	$7.9 million in lower net interest proceeds primarily due to the sale of agency RMBS in August 2017.

Investing Activities

Cash flows generated from investing activities primarily relate to proceeds from the dispositions of Traditional Golf properties, sales of and repayments from investments in securities and loans, and were primarily used for capital expenditures related to the development of the Entertainment Golf venues, renovations of existing facilities and payments for settlement of derivatives.

Cash used in investing activities decreased by $37.9 million in 2019 compared to 2018. Cash provided by investing activities decreased by $630.6 million in 2018 compared to 2017.

Capital Expenditures. Our total capital expenditures for 2019, 2018, and 2017 was $74.9 million, $62.4 million, and $34.3 million, respectively.

We expect our capital expenditures over the next 12 months to range between $70 and $80 million, which includes developing new core Drive Shack and small-store format urban box venues and remodeling and maintaining existing facilities.

Traditional Golf property dispositions. As of December 31, 2019, we have successfully sold 24 of our 26 owned golf properties for a total aggregate sales price of $169.7 million, of which $62.9 million and $88.3 million was received, net of transaction costs, in 2019 and 2018, respectively. We continue to own two Traditional Golf properties, of which one is classified as held-for-sale and one is classified as held-for-use. We continue to pursue the monetization of our owned golf property to generate capital for reinvestment in the Entertainment Golf business.

Other Investments. In connection with the transformation of the Company to a leisure and “eatertainment” company, the Company monetized its debt investments in loans and securities through repayments and sales, and settlement of derivatives, which was substantially completed by December 31, 2017.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the borrowing or repayment of debt obligations, deposits made on, or the return of, margin calls related to our repurchase agreements and derivatives, deposits received on golf memberships, and the payment of common and preferred dividends.

Cash used in financing activities decreased by $98.9 million in 2019 compared to 2018. Cash used in financing activities decreased by $507.5 million in 2018 compared to 2017.

Dividends. The Company has paid dividends to its preferred shareholders in the amount of $5.6 million in 2019, 2018, and 2017, respectively. The Company has an ongoing obligation to satisfy the distribution requirements of the preferred shares, in accordance with the terms of the issuance. Effective January 1, 2017, the Company revoked its election to be treated as a REIT for federal income tax purposes. As a result, we are no longer subject to the distribution requirements applicable to REITs, and the timing and amount of distributions are in the sole discretion of our board of directors, which has elected not to declare common stock dividends for 2017 through 2019 to retain capital for growth. A common stock dividend of $8.0 million was declared in 2016 and paid in 2017.

Debt Obligations and Derivatives. The Company made contractual payments on its finance leases in 2019, 2018 and 2017. In 2018, the Company repaid the Traditional Golf loan using proceeds from the sale of Traditional Golf properties. In connection with the transformation of the Company to a leisure and “eatertainment” company, the Company monetized its debt investments in loans and securities and repaid associated debt obligations and terminated associated derivatives in 2017.

Golf Membership Deposits. Private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club, which are refundable 30 years after the date of acceptance as a member.
Debt Instruments
See Note 8 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to our debt obligations and contractual maturities as of December 31, 2019.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.

•	In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.

•	In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.
We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, in the amount of $3.1 million as of December 31, 2019. A subsidiary of ours gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of the Company.

Contractual Obligations
The following table summarizes our contractual arrangements as of December 31, 2019, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Fixed and Determinable Payments Due by Period
Contract	2020	2021-2022	2023-2024	Thereafter	Total

Finance lease obligations - Equipment (A)	7,222	10,171	4,302	33	21,728
Junior subordinated notes payable (A)	2,182	4,364	4,364	73,372	84,282
Operating lease obligations (B)	33,151	63,648	55,826	205,108	357,733
Membership deposit liabilities (C)	10,869	7,229	9,406	218,512	246,016
Credit facilities, Traditional Golf (A)	6	11	11	306	334
Total	$53,430	$85,423	$73,909	$497,331	$710,093

(A)
Includes interest based on rates existing at December 31, 2019 and assumes no prepayments. Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates. See Note 8 to our Consolidated Financial Statements for further discussions.

(B)
Includes leases of golf courses and related facilities, carts and equipment. Excludes escalation charges which per our lease agreements are not fixed and determinable payments. Also excludes four month-to-month property leases which are cancellable by the parties with 30 days written notice and various month-to-month operating leases for carts and equipment. The aggregate monthly expense of these leases was $0.2 million. See Notes 2 and 6 to our Consolidated Financial Statements for further discussions.

(C)	Amounts represent gross initiation fee deposits refundable 30 years after the date of acceptance of a member. See Notes 2 and 13 to our Consolidated Financial Statements for further discussion.

(D)	Includes primarily ground leases for Entertainment Golf venues. See Notes 2 and 6 to our Consolidated Financial Statements for further discussions.

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

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.
Notes to Consolidated Financial Statements.
All schedules have been omitted because either the required information is included in our Consolidated Financial Statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Drive Shack Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2020 expressed unqualified opinion thereon.
Adoption of Accounting Standards Update (ASU) No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.
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
New York, New York
March 6, 2020

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited Drive Shack Inc. and Subsidiaries’ internal controls over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Drive Shack Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 6, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

New York, New York
March 6, 2020

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$28,423	$79,235
Restricted cash	3,103	3,326
Accounts receivable, net	5,249	7,518
Real estate assets, held-for-sale, net	16,948	75,862
Real estate securities, available-for-sale	3,052	2,953
Other current assets	17,521	20,505
Total Current Assets	74,296	189,399
Restricted cash, noncurrent	438	258
Property and equipment, net of accumulated depreciation	179,641	132,605
Operating lease right-of-use assets	215,308	—
Intangibles, net of accumulated amortization	17,565	48,388
Other investments	24,020	22,613
Other assets	4,723	8,684
Total Assets	$515,991	$401,947

Liabilities and Equity
Current Liabilities
Obligations under finance leases	$6,154	$5,489
Membership deposit liabilities	10,791	8,861
Accounts payable and accrued expenses	25,877	45,284
Deferred revenue	26,268	18,793
Real estate liabilities, held-for-sale	4	2,947
Other current liabilities	23,964	22,285
Total Current Liabilities	93,058	103,659
Credit facilities and obligations under finance leases - noncurrent	13,125	10,489
Operating lease liabilities - noncurrent	187,675	—
Junior subordinated notes payable	51,192	51,200
Membership deposit liabilities, noncurrent	95,805	90,684
Deferred revenue, noncurrent	6,283	6,016
Other liabilities	3,278	5,232
Total Liabilities	$450,416	$267,280

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2019 and 2018	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,068,751 and 67,027,104 shares issued and outstanding at December 31, 2019 and 2018, respectively	671	670
Additional paid-in capital	3,177,183	3,175,843
Accumulated deficit	(3,175,572)	(3,105,307)
Accumulated other comprehensive income	1,710	1,878
Total Equity	$65,575	$134,667

Total Liabilities and Equity	$515,991	$401,947

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Golf operations	$216,497	$244,646	$221,737
Sales of food and beverages	55,567	69,723	70,857
Total revenues	272,064	314,369	292,594
Operating costs
Operating expenses	229,306	251,794	232,796
Cost of sales - food and beverages	15,217	20,153	20,959
General and administrative expense	47,976	38,560	31,413
Management fee and termination payment to affiliate	—	—	21,410
Depreciation and amortization	22,396	19,704	24,304
Pre-opening costs	9,040	2,483	320
Impairment and other losses	15,413	8,240	60
Realized and unrealized (gain) loss on investments	—	(131)	6,243
Total operating costs	339,348	340,803	337,505
Operating loss	(67,284)	(26,434)	(44,911)
Other income (expenses)
Interest and investment income	955	1,794	23,162
Interest expense, net	(8,760)	(16,639)	(19,581)
Other income, net	20,876	2,880	94
Total other income (expenses)	13,071	(11,965)	3,675
Loss before income tax	(54,213)	(38,399)	(41,236)
Income tax expense	641	284	965
Net Loss	(54,854)	(38,683)	(42,201)
Preferred dividends	(5,580)	(5,580)	(5,580)
Loss Applicable To Common Stockholders	$(60,434)	$(44,263)	$(47,781)

Loss Applicable to Common Stock, per share
Basic	$(0.90)	$(0.66)	$(0.71)
Diluted	$(0.90)	$(0.66)	$(0.71)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,039,556	66,993,543	66,903,457
Diluted	67,039,556	66,993,543	66,903,457

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(54,854)	$(38,683)	$(42,201)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(168)	508	2,547
Reclassification of net realized (gain) on securities into earnings	—	—	(2,345)
Other comprehensive (loss) income	(168)	508	202
Total comprehensive loss	$(55,022)	$(38,175)	$(41,999)
Comprehensive loss attributable to Drive Shack Inc. stockholders' equity	$(55,022)	$(38,175)	$(41,999)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
							Accumulated Other Comp. Income (Loss)	Total Equity (Deficit)
					Additional Paid in Capital
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount
Equity (deficit) - December 31, 2016	2,463,321	$61,583	66,824,304	$668	$3,172,720	$(3,018,072)	$1,168	$218,067
Dividends declared	—	—	—	—	—	(5,580)	—	(5,580)
Issuance of common stock	—	—	152,800	2	561	—	—	563
Comprehensive income (loss)
Net loss	—	—	—	—	—	(42,201)	—	(42,201)
Other comprehensive income	—	—	—	—	—	—	202	202
Total comprehensive loss								(41,999)
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051
Dividends declared	—	—	—	—	—	(5,580)	—	(5,580)
Stock-based compensation	—	—	—	—	2,252			2,252
Adoption of ASC 606	—	—	—	—	—	4,809	—	4,809
Purchase of common stock (directors)	—	—	50,000	—	310	—	—	310
Comprehensive income (loss)
Net loss	—	—	—	—	—	(38,683)	—	(38,683)
Other comprehensive income	—	—	—	—	—	—	508	508
Total comprehensive loss								(38,175)
Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667
Dividends declared	—	—	—	—	—	(5,580)	—	(5,580)
Stock-based compensation	—	—	—	—	1,317	—	—	1,317
Purchase of common stock (directors)	—	—	6,000	1	23	—	—	24
Shares issued from restricted stock units	—	—	35,647	—	—	—	—	—
Adoption of ASC 842	—	—	—	—	—	(9,831)	—	(9,831)
Comprehensive income (loss)
Net loss	—	—	—	—	—	(54,854)	—	(54,854)
Other comprehensive loss	—	—	—	—	—	—	(168)	(168)
Total comprehensive loss								(55,022)
Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$65,575

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net loss	$(54,854)	$(38,683)	$(42,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,396	19,704	24,304
Amortization of discount and premium	(275)	1,159	(3,457)
Other amortization	7,225	10,965	10,564
Net interest income on investments accrued to principal balance	—	—	(8,458)
Amortization of revenue on golf membership deposit liabilities	(1,422)	(1,549)	(1,264)
Amortization of prepaid golf member dues	(14,569)	(26,545)	(28,919)
Non-cash operating lease expense	7,043	—	—
Stock based compensation	1,317	2,304	563
Impairment and other losses	15,413	8,240	60
Equity in earnings from equity method investment	(1,381)	(1,471)	(1,536)
Other (gains) losses, net	(19,303)	(9,651)	5,429
Realized and unrealized (gain) loss on investments	—	(131)	1,128
Loss on extinguishment of debt, net	230	1,542	294
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	2,727	3,075	(2,159)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	7,335	23,839	33,277
Net cash used in operating activities	(28,118)	(7,202)	(12,375)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	62,899	78,888	—
Deposits received on real estate held-for-sale	—	9,400	—
Acquisition and additions of property and equipment and intangibles	(74,868)	(62,352)	(34,292)
Proceeds from sale of securities and loans	—	—	595,850
Principal repayments from investments	—	—	100,020
Net payments for settlement of TBAs	—	—	(4,669)
Contributions to equity method investment	(24)	(7)	(343)
Net cash (used in) provided by investing activities	(11,993)	25,929	656,566

Continued on next page.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Financing Activities
Preferred stock dividends paid	(5,580)	(5,580)	(5,580)
Repayments of debt obligations	(7,440)	(107,790)	(606,568)
Golf membership deposits received	2,262	3,143	3,431
Borrowings under debt obligations	—	—	1,651
Margin deposits under repurchase agreements and derivatives	—	—	(89,692)
Return of margin deposits under repurchase agreements and derivatives	—	—	87,785
Common stock dividends paid	—	—	(8,019)
Other financing activities	14	631	(55)
Net cash used in financing activities	(10,744)	(109,596)	(617,047)
Net (Decrease) Increase in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(50,855)	(90,869)	27,144
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	82,819	173,688	146,544
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$31,964	$82,819	$173,688

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$3,854	$10,607	$12,414
Cash paid during the period for income taxes	$124	$225	$1,700
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930	$930
Additions to finance lease assets and liabilities	$12,776	$4,442	$4,265
Increases (decreases) in accounts payable and accrued expenses related to the purchase of property and equipment	$(7,508)	$3,174	$8,557
Property and equipment sold but not settled	$—	$—	$800

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

1. ORGANIZATION
Drive Shack Inc., which is referred to in this Annual Report on Form 10-K, together as Drive Shack Inc. or the Company, is an owner and operator of golf-related leisure and “eatertainment” venues focused on bringing people together through competitive socializing. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate. For a further discussion of the reportable segments, see Note 4.

The Company opened its first Entertainment Golf venue in Orlando, Florida, in April 2018. During the fourth quarter of 2019, the Company briefly closed this venue to retrofit with Generation 2.0 enhancements, including new ball tracking technology, enhanced gaming and a redesigned outfield to provide a more engaging guest experience.

During the second half of 2019, the Company opened three Generation 2.0 core Entertainment Golf venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida.
The Company's Traditional Golf business is one of the largest operators of golf properties in the United States. As of December 31, 2019, the Company owned, leased or managed 59 properties across 9 states.
The corporate segment consists primarily of securities and other investments and executive management.

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

Prior Period Reclassifications — Certain prior period amounts have been reclassified to conform to the current period's presentation. Effective January 1, 2018, the Company internalized management (as discussed in Note 12) and records corporate overhead, including corporate payroll and related expenses, in "General and administrative expense" on the Consolidated Statements of Operations. Prior to January 1, 2018, the Company reported corporate overhead, including corporate payroll and related expenses, related to the Traditional Golf business in "Operating expenses" on the Consolidated Statements of Operations. The Company reclassified $14.8 million from "Operating expenses" to "General and administrative expense" for the year ended December 31, 2017.

The Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments effective January 1, 2018, which requires retrospective adjustment to all periods.  For the year ended December 31, 2017, the adjustment resulted in an increase of $0.8 million in “Other financing activities”, and a decrease of $0.8 million in “Change in Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent.”

The Company adopted ASU 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash effective January 1, 2018, which requires retrospective adjustment to all periods. There were no adjustments for the year ended December 31, 2017 related to the addition of the reconciliation of restricted cash.

Risks and Uncertainties — We plan to develop and construct our Entertainment Golf business through long term ground leases, land acquisition and redevelopment of existing golf courses and other similar customary real estate agreements. Developing new

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Entertainment Golf venues requires a significant amount of time and resources and poses a number of risks. Construction of new venues may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. We face competition for potential site locations. Desirable sites may be unavailable or expensive, and the markets in which new venues are located may deteriorate over time. Additionally, the market potential of venues cannot be precisely determined, and our venues may face competition in new markets from unexpected sources. Constructed venues may not perform up to our expectations. For additional information, see Part I, Item 1A. “Risk Factors - Risk Related to Our Business.”

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

Comprehensive Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company's purposes, comprehensive income represents primarily net income, as presented in the Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available-for-sale. As of December 31, 2019 and 2018, accumulated other comprehensive income included net unrealized gain on securities of $1.7 and $1.9 million, respectively.

REVENUE RECOGNITION

Golf Operations

Entertainment Golf — Revenue from bay play, events, and other operating activities (consisting primarily of instruction and merchandise sales) is generally recognized at a point in time which is at the time of sale, when services are rendered and collectibility is probable.

Traditional Golf — Revenue from green fees, cart rentals, merchandise sales and other operating activities (consisting primarily of range income, banquets and club amenities) is generally recognized at a point in time which is at the time of sale, when services are rendered and collectibility is probable.

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

Private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The determination of the estimated average expected life of an active membership requires significant judgment and is based on company-specific historical membership addition and attrition data. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

Revenue from the reimbursement of certain operating costs incurred at the Company’s managed Traditional Golf properties is recognized at the time the associated operating costs are incurred as collectibility is probable per the terms of the management contracts and the repayment histories of the property owners.

Sales of Food and Beverages — Revenue from food and beverage sales are recorded at the time of sale, net of discounts.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Year Ended December 31,
	2019	2018	2017
(Gain) on settlement of real estate securities	$—	$—	$(2,345)
Loss on settlement of real estate securities	—	—	2,803
Realized (gain) loss on settlement of non-hedge derivatives, net	—	(227)	4,669
(Gain) loss on settlement of loans held-for-sale	—	—	(12)
Unrealized loss on securities, intent-to-sell	—	—	558
Unrealized loss (gain) on non-hedge derivative instruments	—	96	570
Realized and unrealized loss (gain) on investments	$—	$(131)	$6,243

Gain (loss) on sale of long-lived assets and intangibles	$19,338	$8,704	$(295)
(Loss) on lease modifications and terminations	—	(939)	(161)
(Loss) on extinguishment of debt, net	(230)	(1,542)	(294)
Collateral management fee income, net	440	575	387
Equity in earnings of equity method investments	1,381	1,471	1,536
Other (loss) (A)	(53)	(5,389)	(1,079)
Other income, net	$20,876	$2,880	$94

(A)
During the year ended December 31, 2018, the Company recorded a net loss of approximately $4.9 million related to the settlement of a legal dispute and a related discharge of liabilities assumed by the counterparty to the settlement. See Note 13 for additional information.

Reclassification From Accumulated Other Comprehensive Income Into Net Income — During the year ended December 31, 2017, a $2.3 million gain on settlement of real estate securities was reclassified out of accumulated other comprehensive income or AOCI into net income, and recorded in "Realized and unrealized (gain) loss on investments" in the Consolidated Statements of Operations. There were no reclassifications from AOCI into net income during the years ended December 31, 2019 and 2018.

EXPENSE RECOGNITION

Operating Expenses — Operating expenses consist primarily of payroll, utilities, repairs and maintenance, supplies, marketing, technology support and operating lease rent expense. A majority of the properties and related facilities are leased under long-term operating leases. See Note 6 for additional information.

General and Administrative Expense — General and administrative expense consists of costs associated with corporate and administrative functions that support development and operations.

Pre-Opening Costs — Pre-opening costs are expensed as incurred and consist primarily of employee payroll, marketing expenses, operating lease costs, travel and related expenses, training costs, food, beverage and other restaurant operating expenses incurred prior to opening an Entertainment Golf venue.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Stock-Based Compensation Expense — The Company maintains an equity incentive plan under which non-qualified stock options, incentive stock options, and restricted stock units or RSUs are granted to employees and non-employee directors. Stock options and RSUs are expensed based on the fair value on the date of grant and amortized on a straight-line basis over the requisite service period. The fair value of RSUs is determined using the stock price on the date of grant. The fair value of stock options is estimated on the grant date using the Black-Scholes option valuation model. Unvested stock options and RSUs are forfeited by non-employee directors upon their departure from the board of directors and forfeited by employees upon their termination. All stock-based compensation expense is recorded as general and administrative expense in the Consolidated Statement of Operations. See Note 11 for additional information.
BALANCE SHEET MEASUREMENT
Property and Equipment, Net — Real estate acquired, related improvements and equipment are recorded at cost less accumulated depreciation. Costs that both materially add value to an asset and extend the useful life of an asset by more than a year are capitalized which may include significant renovations, remodels and major repairs. Costs that do not meet this criteria, such as minor repairs and routine maintenance, are expensed as incurred.
Depreciation is calculated using the straight-line method based on the lesser of the following estimated useful lives or the lease term:

Buildings and improvements	10-40 years
Finance leases - equipment	2-6 years
Furniture, fixtures, and equipment	2-7 years

The Company leases certain golf carts and other equipment that are classified as finance leases. The value of finance leases is recorded as an asset on the balance sheet, along with a liability related to the present value of associated payments. Depreciation of finance lease assets is calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms. The cost of equipment under finance leases is recorded in "Property and equipment, net of accumulated depreciation" on the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the obligations under finance leases, with a portion being recorded as interest expense under the effective interest method.
Real Estate, Held-for-Sale — Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs of sale. The Company suspends depreciation and amortization for assets held-for-sale. Subsequent changes to the estimated fair value less costs to sell could impact the measurement of assets held-for-sale. Decreases below carrying value are recognized as an impairment loss and recorded in "Impairment and other losses" on the Consolidated Statements of Operations. To the extent the fair value increases, any previously reported impairment is reversed to the extent of any impairment taken. Real estate held-for-sale is recorded in “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale” on the Consolidated Balance Sheets.

Real Estate Securities — The Company invested in securities, including real estate related asset backed securities which are classified as available-for-sale. Securities available-for-sale are carried at market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses are considered temporary. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if there is an intent to sell or if they reflect a decline in value that is other-than-temporary. Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies.

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

Leasing Arrangements — The Company evaluates at lease inception whether an arrangement is or contains a lease by providing the Company with the right to control an asset. Operating leases are accounted for on the balance sheet with the Right of Use (“ROU”) assets and lease liabilities recognized in "Operating lease right-of-use assets," "Other current liabilities" and "Operating

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

lease liabilities - noncurrent" in the Consolidated Balance Sheets. Finance lease ROU assets, current lease liabilities and noncurrent lease liabilities are recognized in "Property and equipment, net of accumulated depreciation," and "Obligations under finance leases" and "Credit facilities and obligations under finance leases - noncurrent" in the Consolidated Balance Sheets, respectively.

All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined using a portfolio approach based on the rate of interest that the Company would pay to borrow an amount equal to the lease payments for a similar term and in a similar economic environment on a collateralized basis. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives received and are subsequently amortized into lease cost on a straight-line basis. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization" on the Consolidated Statements of Operations.

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

Intangibles, Net — Intangible assets and liabilities consist primarily of management contracts, membership base and internally-developed software. The management contract intangible represents the Company’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties was valued using the discounted cash flow method under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents the Company’s relationship with its private country club members. The membership base intangible was valued using the multi-period excess earnings method under the income approach, and is amortized over the expected life of an active membership. Internally-developed software represents proprietary software developed for the Company’s exclusive use. Internally-developed software is amortized over the expected useful life of the software.

Amortization of intangible assets is included within depreciation and amortization in the Consolidated Statements of Operations. Amortization of all intangible assets is calculated using the straight-line method based on the following estimated useful lives:

Trade name	30 years
Management contracts	2 - 26 years
Internally-developed software	3 - 5 years
Membership base	7 years
Liquor licenses	Nonamortizable

Impairment of Long-lived Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate held-for-use and held-for-sale, as well as finite-lived intangible assets and right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount is greater than the expected undiscounted cash flows, the assets are considered impaired and an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
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
Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity in a commercial entertainment and retail real estate project. The Company accounts for this investment as an equity method investment. As of December 31, 2019 and 2018, the carrying value of this investment was $24.0 million and $22.6 million, respectively.  The Company evaluates its equity method investment for other than temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, guest visits, changes in market rental rates, and net operating results. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value this real estate investment falls within Level 3 for fair value reporting.

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

	December 31,
	2019	2018
CDO trustee accounts	$114	$127
Restricted cash for construction-in-progress	1,536	2,008
Restricted cash - Traditional Golf	1,656	1,266
Restricted cash - Entertainment Golf	235	183
Restricted cash, current and noncurrent	$3,541	$3,584

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $1.1 million and $1.0 million as of December 31, 2019 and 2018, respectively. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends and current economic factors. Collateral is generally not required. The allowance for doubtful accounts increased by $0.1 million and by $0.2 million for the years ended December 31, 2019 and 2018, respectively.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Other Current Assets
The following table summarizes the Company's other current assets:

	December 31,
	2019	2018
Managed property receivables	5,426	4,225
Prepaid expenses	3,608	2,651
Deposits	1,374	2,494
Inventory	2,762	2,855
Miscellaneous current assets, net	4,351	8,280
Other current assets	$17,521	$20,505
Other Assets
The following table summarizes the Company's other assets:

	December 31,
	2019	2018
Prepaid expenses	$317	$277
Deposits	2,123	2,140
Miscellaneous assets, net	2,283	6,267
Other assets	$4,723	$8,684

Managed Property Receivables – Managed property receivables consists of amounts due from Traditional Golf managed properties.

Prepaid Expenses – Prepaid expenses consists primarily of prepaid insurance and prepaid rent and are expensed over the usage period of the goods or services.

Deposits – Deposits consist primarily of property lease security deposits.

Inventory – Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out (“FIFO”) method. Inventories consist primarily of food, beverages and merchandise for sale.
Accounts Payable and Accrued Expenses — Accounts payable reflect expenses related to goods and services received that have not yet been paid and accrued expenses reflect expenses related to goods received and services performed for which invoices have not yet been received.
Deferred Revenue — Payments received in advance of the performance of services are recorded as deferred revenue until the services are performed.

Other Current Liabilities

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

The following table summarizes the Company's other current liabilities:

	December 31,
	2019	2018
Security deposits payable	$—	$14,188
Operating lease liabilities	16,922	—
Accrued rent	2,769	2,885
Dividends payable	930	930
Miscellaneous current liabilities	3,343	4,282
Other current liabilities	$23,964	$22,285

Other Liabilities
The following table summarizes the Company's other liabilities:

	December 31,
	2019	2018
Service obligation intangible	$1,776	$2,759
Accrued rent	—	1,617
Miscellaneous liabilities	1,502	856
Other liabilities	$3,278	$5,232
Security Deposits Payable – Security deposits payable relate to deposits received for events and other activities at Traditional Golf properties.
Operating Lease Liabilities – Operating lease liabilities relate to ground leases and/or related facilities and office leases. See Note 6 for additional information
Service Obligation Intangible – Service obligation intangible relates to the Company's obligation to operate leased golf properties that were expected to generate losses as part of the Traditional Golf acquisition.
Accrued Rent – Accrued rent primarily relates to amounts accrued or owed for variable lease costs.
Dividends Payable – Represents dividends declared but not paid.
Stock Options — The fair value of the options issued as compensation to FIG LLC (the former "Manager") for its successful efforts in raising capital for the Company was recorded as an increase in equity with an offsetting reduction of capital proceeds received. Stock options granted to the Company’s employees and non-employee directors were recorded as an increase in equity. See Note 11 for additional information.
Restricted Stock Units or RSUs — The fair value of the RSUs issued to the Company's employees and independent directors as part of annual compensation were recorded as an increase in equity. See Note 11 for additional information.
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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Amortization of Discount and Premium and Other Amortization — As reflected in the Consolidated Statements of Cash Flows, these items are comprised of the following:

	Year Ended December 31,
	2019	2018	2017
Accretion of net discount on securities, loans and other investments	$(267)	$(151)	$(4,698)
Amortization of net discount on debt obligations and deferred financing costs	(8)	1,310	1,241
Amortization of discount and premium	$(275)	$1,159	$(3,457)

Amortization of leasehold intangibles	$—	$4,093	$4,111
Accretion of membership deposit liability	7,225	6,872	6,453
Other amortization	$7,225	$10,965	$10,564

Recent Accounting Pronouncements — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842). The standard requires lessees to recognize most leases on the balance sheet and addresses certain aspects of lessor accounting. On January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach. The Company utilized the effective date transition method and accordingly was not required to adjust its comparative period financial information for effects of ASU 2016-02. The Company elected to adopt practical expedients which permits it to not reassess its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company elected to combine lease and non-lease components for all lease contracts and also elected not to recognize ROU assets and lease liabilities for leases with terms of 12 months or less. The Company also elected to adopt the practical expedient for land easements which permits it not to evaluate existing and expired land easements under the new standard. The adoption of ASU 2016-02 had a material impact on the Company’s Consolidated Balance Sheets, resulting in the recognition of operating lease right-of-use assets and operating lease liabilities of $225.6 million and $205.9 million, respectively, with the difference primarily due to reclassifications of leasehold intangibles and an adjustment to accumulated deficit. There was no material impact on the Consolidated Statements of Operations.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of this guidance. In April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which addresses certain fair value disclosure requirements, the measurement basis under the measurement alternative and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief, which allows entities to elect to measure assets in the scope of ASC 326-20, using the fair value option when ASU 2016-13 is adopted. In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments - Credit Losses which makes several narrow-scope amendments to the new credit losses standard, including an amendment requiring entities to include certain expected recoveries of the amortized cost basis previously written off. The effective date of the standards will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has identified the financial assets in the scope of the new standard and is developing methods to estimate current expected credit losses associated with these financial assets, and determining changes needed to control activities. The Company does not expect a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard requires a customer in a cloud computing arrangement (i.e., a hosting arrangement) that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

incurred. That guidance requires certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use.  The effective date of the standard will be for annual periods beginning after December 15, 2019. The Company early adopted the standard on October 1, 2019 applying the guidance prospectively to all implementation costs incurred after that date. The adoption did not have a material impact on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The effective date of the standard will be for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in the standard are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. The Company is currently evaluating the new guidance to determine the impact it may have on its Consolidated Financial Statements.

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

	For Year Ended December 31,
	2019					2018
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	7,806	96,777	53,728	58,186	216,497	2,191	116,009	101,669	24,777	244,646
Sales of food and beverages	11,974	32,347	11,246	—	55,567	2,713	39,280	27,730	—	69,723
Total revenues	$19,780	$129,124	$64,974	$58,186	$272,064	$4,904	$155,289	$129,399	$24,777	$314,369

(A)	Includes $52.4 million and $22.1 million for the years ended December 31, 2019 and 2018, respectively, due to management contract reimbursements reported under ASC 606.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
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

The Company opened its first Entertainment Golf venue in Orlando, Florida, in April 2018. During the second half of 2019, the Company opened three Generation 2.0 core Entertainment Golf venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida.

Additionally, the Company’s Traditional Golf business is one of the largest operators of golf properties in the United States. As of December 31, 2019, the Company owned, leased or managed 59 properties across 9 states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Summary financial data on the Company’s segments is given below, together with reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2019
Revenues
Golf operations	$7,806	$208,691	$—	$216,497
Sales of food and beverages	11,974	43,593	—	55,567
Total revenues	19,780	252,284	—	272,064
Operating costs
Operating expenses (A)	16,403	212,903	—	229,306
Cost of sales - food and beverages	2,984	12,233	—	15,217
General and administrative expense (B)	14,081	16,812	12,008	42,901
General and administrative expense - acquisition and transaction expenses (C)	3,490	798	787	5,075
Depreciation and amortization	5,935	16,266	195	22,396
Pre-opening costs (D)	9,040	—	—	9,040
Impairment and other losses	10,196	5,217	—	15,413
Realized and unrealized loss on investments	—	—	—	—
Total operating costs	62,129	264,229	12,990	339,348
Operating loss	(42,349)	(11,945)	(12,990)	(67,284)
Other income (expenses)
Interest and investment income	321	105	529	955
Interest expense (E)	(355)	(8,238)	(2,415)	(11,008)
Capitalized interest (E)	—	586	1,662	2,248
Other income (loss), net	—	19,069	1,807	20,876
Total other income (expenses)	(34)	11,522	1,583	13,071
Income tax expense	62	8	571	641
Net loss	(42,445)	(431)	(11,978)	(54,854)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(42,445)	$(431)	$(17,558)	$(60,434)

	Entertainment Golf	Traditional Golf	Corporate (F)	Total
December 31, 2019
Total assets	163,583	308,456	43,952	515,991
Total liabilities	36,375	350,968	63,073	450,416
Preferred stock	—	—	61,583	61,583
Equity (loss) attributable to common stockholders	$127,208	$(42,512)	$(80,704)	$3,992

Additions to property and equipment (including finance leases) during the year ended December 31, 2019	$62,543	$14,966	$1,764	$79,273

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2018
Revenues
Golf operations	$2,191	$242,455	$—	$244,646
Sales of food and beverages	2,713	67,010	—	69,723
Total revenues	4,904	309,465	—	314,369
Operating costs
Operating expenses (A)	5,398	246,396	—	251,794
Cost of sales - food and beverages	640	19,513	—	20,153
General and administrative expense (B)	6,382	16,702	11,271	34,355
General and administrative expense - acquisition and transaction expenses (C)	2,679	1,024	502	4,205
Depreciation and amortization	1,886	17,814	4	19,704
Pre-opening costs (D)	2,483	—	—	2,483
Impairment and other losses	—	8,093	147	8,240
Realized and unrealized loss on investments	—	(131)	—	(131)
Total operating costs	19,468	309,411	11,924	340,803
Operating (loss) income	(14,564)	54	(11,924)	(26,434)
Other income (expenses)
Interest and investment income	281	194	1,319	1,794
Interest expense (E)	—	(16,046)	(2,274)	(18,320)
Capitalized interest (E)	—	1,121	560	1,681
Other income, net	—	846	2,034	2,880
Total other income (expenses)	281	(13,885)	1,639	(11,965)
Income tax expense	—	—	284	284
Net loss	(14,283)	(13,831)	(10,569)	(38,683)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(14,283)	$(13,831)	$(16,149)	$(44,263)

	Entertainment Golf	Traditional Golf	Corporate (F)	Total
December 31, 2018
Total assets	117,416	225,904	58,627	401,947
Total liabilities	13,561	196,836	56,883	267,280
Preferred stock	—	—	61,583	61,583
Equity attributable to common stockholders	$103,855	$29,068	$(59,839)	$73,084

Additions to property and equipment (including finance leases) during the year ended December 31, 2018	$55,924	$14,042	$—	$69,966

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2017
Revenues
Golf operations	$—	$221,737	$—	$221,737
Sales of food and beverages	—	70,857	—	70,857
Total revenues	—	292,594	—	292,594
Operating costs
Operating expenses (A)	—	232,796	—	232,796
Cost of sales - food and beverages	—	20,959	—	20,959
General and administrative expense (B)	147	16,073	6,456	22,676
General and administrative expense - acquisition and transaction expenses (C)	7,139	677	921	8,737
Management fee and termination payment to affiliate	—	—	21,410	21,410
Depreciation and amortization	44	24,260	—	24,304
Pre-opening costs (D)	320	—	—	320
Impairment and other losses	—	—	60	60
Realized and unrealized loss on investments	—	199	6,044	6,243
Total operating costs	7,650	294,964	34,891	337,505
Operating loss	(7,650)	(2,370)	(34,891)	(44,911)
Other income (expenses)
Interest and investment income	—	159	23,003	23,162
Interest expense (E)	—	(15,523)	(4,304)	(19,827)
Capitalized interest (E)	—	246	—	246
Other (loss) income, net	—	(1,762)	1,856	94
Total other income (expenses)	—	(16,880)	20,555	3,675
Income tax expense	—	—	965	965
Net loss	(7,650)	(19,250)	(15,301)	(42,201)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(7,650)	$(19,250)	$(20,881)	$(47,781)

Additions to property and equipment (including finance leases) during the year ended December 31, 2017	$27,295	$16,284	$67	$43,646

(A)
Operating expenses includes rental expenses recorded under operating leases for carts and equipment in the amount of $0.9 million, $1.9 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(B)	General and administrative expenses include severance expense in the amount of $2.3 million, $0.1 million and zero for the years ended December 31, 2019, 2018 and 2017, respectively.

(C)
Acquisition and transaction expense includes costs related to completed and potential acquisitions and transactions and strategic initiatives which may include advisory, legal, accounting and other professional or consulting fees.

(D)
Pre-opening costs are expensed as incurred and consist primarily of site-related marketing expenses, lease expense, employee payroll, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.

(E)
Interest expense includes the accretion of membership deposit liabilities in the amount of $7.2 million, $6.9 million and $6.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest expense and capitalized interest total to interest expense, net on the Consolidated Statements of Operations.

(F)
Total assets in the corporate segment includes an equity method investment in the amount of $24.0 million and $22.6 million as of December 31, 2019 and 2018, respectively, recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company's property and equipment:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,747	$—	$6,747
Buildings and improvements	147,146	(36,349)	110,797	78,833	(30,540)	48,293
Furniture, fixtures and equipment	52,327	(19,484)	32,843	26,726	(16,729)	9,997
Finance leases - equipment	36,166	(16,047)	20,119	28,745	(12,843)	15,902
Construction in progress	9,112	—	9,112	51,666	—	51,666
Total Property and Equipment	$251,521	$(71,880)	$179,641	$192,717	$(60,112)	$132,605

Depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2. Depreciation expense, which included amortization of assets recorded under finance leases, was $19.3 million, $16.0 million and $21.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Below is a summary of the activity related to leased and managed Traditional Golf properties.

Date	Location	Leased or Managed Property	Description
February 2018	Oklahoma	Leased	agreement terminated
June 2018	California	Leased	agreement terminated, 10 year management agreement executed
September 2018	Texas	Leased	agreement terminated
November 2018	California	Leased	agreement expired
December 2018	Michigan	Managed	agreement terminated, course closing
July 2019	California	Managed	agreement executed
October 2019	California	Managed	agreement terminated, course closing
December 2019	California	Managed	agreement terminated, course closing

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital to invest in the growth of the Entertainment Golf business. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively. See Note 15 for additional information.

In October 2018, we reclassified a golf property in New Mexico from held-for sale to held-and-used and recorded catch-up depreciation expense.

As of December 31, 2019, the real estate assets, held-for-sale, net are reported at a carrying value of $16.9 million and include $12.6 million of land, $3.9 million of buildings and improvements, $0.2 million of furniture, fixtures and equipment, and $0.2 million of other related assets. The real estate liabilities, held-for-sale include golf course liabilities to be assumed, primarily prepaid membership dues.

Below is a summary of the Traditional Golf properties sold during 2018 and 2019 (in millions).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

During the three months ended	Number of Golf Properties Sold	Sale Price	Net Proceeds (A)	Transaction Costs	Carrying Value	Gain (Loss) (B)	Management Agreements Executed Subsequent to Sale
September 30, 2018	1	$3.5	$3.2	$—	$3.3	$(0.1)	—
December 31, 2018 (C)	12	$86.2	$73.5	$1.2	$62.7	$10.8	8
March 31, 2019 (D)	3	$28.7	$25.5	$0.5	$20.3	$5.2	1
June 30, 2019 (E)	4	$19.7	$17.9	$0.8	$18.3	$(0.4)	1
September 30, 2019	1	$12.5	$12.3	$0.2	$5.2	$7.0	1
December 31, 2019	3	$19.1	$18.6	$0.4	$10.9	$7.7	2

(A)	Net proceeds are inclusive of transaction costs.

(B)	The gain (loss) on sale is recorded in other income (loss), net on the Consolidated Statements of Operations.

(C)
The difference between the sales price and the net proceeds was primarily due to prepaid membership dues that we are obligated to remit to the buyer. The Company received proceeds of $75.7 million as of December 31, 2018 and recorded $2.2 million of net payables related to the sales, which was settled in the first quarter of 2019.

(D)
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

(E)
The Company received sale proceeds of $14.9 million during the three months ended June 30, 2019, consisting of $18.4 million for the golf properties sold during the three months ended June 30, 2019, less $3.5 million that was remitted to buyers for golf properties that were sold in 2018 and the first quarter of 2019.

6. LEASES
On January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach, resulting in the recognition of operating lease right-of-use assets and operating lease liabilities of $225.6 million and $205.9 million, respectively, with the difference primarily due to reclassifications of leasehold intangibles and an adjustment to accumulated deficit.
The Company's commitments under lease arrangements are primarily ground leases for Entertainment Golf venues and Traditional Golf properties and related facilities, office leases and leases for golf carts and equipment. The majority of lease terms for our Entertainment Golf venues and Traditional Golf properties and related facilities initially range from 10 to 20 years, and include up to eight 5-year renewal options. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease.
Equipment and golf cart leases initially range between 24 to 66 months and typically contain renewal options which may be on a month-to-month basis.
An option to renew a lease is included in the determination of the ROU asset and lease liability when it is reasonably certain that the renewal option will be exercised.
Lease related costs recognized in the Consolidated Statements of Operations for the year ended December 31, 2019 are as follows:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Year Ended December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$6,305
Interest on lease liabilities	1,313
Total finance lease cost	7,618

Operating lease cost
Operating lease cost	36,236
Short-term lease cost	2,288
Variable lease cost	16,667
Total operating lease cost	55,191
Total lease cost	$62,809

Other information related to leases included on the Consolidated Balance Sheet as of and for the year ended December 31, 2019 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	$215,308	$20,119
Lease liabilities	$204,597	$19,079
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$30,309	$1,313
Financing cash flows	N/A	$7,440
Right-of-use assets obtained in exchange for lease liabilities	$10,813	$12,776
Weighted average remaining lease term	12.7 years	3.5 years
Weighted average discount rate	8.8%	7.3%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows:

	Operating Leases	Financing Leases
2020	$33,151	$7,222
2021	32,515	5,881
2022	31,133	4,290
2023	30,962	3,263
2024	24,864	1,039
Thereafter	205,108	33
Total minimum lease payments	357,733	21,728
Less: imputed interest	153,136	2,649
Total lease liabilities	$204,597	$19,079

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company's intangible assets:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(140)	$560	$700	$(117)	$583
Leasehold intangibles (A) (B)	—	—	—	46,581	(20,270)	26,311
Management contracts	32,331	(17,342)	14,989	32,932	(15,174)	17,758
Internally-developed software	252	(27)	225	2,314	(967)	1,347
Membership base	5,236	(4,488)	748	5,236	(3,740)	1,496
Nonamortizable liquor licenses	1,043	—	1,043	893	—	893
Total intangibles	$39,562	$(21,997)	$17,565	$88,656	$(40,268)	$48,388

(A)	The amortization expense for leasehold intangibles is reported in operating expenses in the Consolidated Statements of Operations.

(B)
As of January 1, 2019, leasehold intangibles were reclassified from "Intangibles, net of accumulated amortization" to "Operating lease right-of-use assets" in the Consolidated Balance Sheet as part of the adoption of ASU 2016-02.

Amortization expense for the years ended December 31, 2019, 2018, and 2017 was $3.4 million, $8.0 million and $8.2 million, respectively.
The unamortized balance of intangible assets at December 31, 2019 is expected to be amortized as follows:

2020	$2,941
2021	1,827
2022	1,571
2023	1,566
2024	1,090
Thereafter	7,527
Total amortizable intangible assets	16,522
Nonamortizable liquor licenses	1,043
Total intangible assets	$17,565

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company's debt obligations:

	December 31, 2019								December 31, 2018

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	200	200	Dec 2043	2.80%	2.80%	24.0	200	200	200
Finance Leases (Equipment)	June 2014 - Dec 2019	19,079	19,079	Jan 2020 - Jul 2025	3.00% to 15.00%	7.27%	3.5	—	15,778	15,778
		19,279	19,279			7.22%	3.7	200	15,978	15,978
Less current portion of obligations under finance leases		6,154	6,154						5,489	5,489
Credit facilities and obligations under finance leases - noncurrent		13,125	13,125						10,489	10,489
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,192	Apr 2035	3-mon LIBOR+2.25%	4.15%	15.3	51,004	51,004	51,200
Total debt obligations		$70,283	$70,471			4.99%	12.1	$51,204	$66,982	$67,178

(A)	Including the effect of deferred financing cost.

(B)	Collateral for this obligation is the Company's general credit.
Credit Facilities
Traditional Golf is obligated under a $0.2 million loan with the City of Escondido, California (“Vineyard II”). The principal amount of the loan is payable in five equal installments upon reaching the "Achievement Date”, which is the date on which the previous 36-month period equals or exceeds 240,000 rounds of golf played on the property. As of December 31, 2019, 240,000 rounds of golf have not been achieved within an applicable 36-month period. The interest rate is adjusted annually and is equal to 1% plus a short-term investment return, as defined in the loan agreement. As of December 31, 2019, the interest rate is 2.80%.

Finance Leases - Equipment
The Company leases certain golf carts and other equipment under finance lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 24-66 months. Certain leases include bargain purchase options at lease expiration.

See Note 6 for the future minimum lease payments required under the finance leases and the present value of the net minimum lease payments as of December 31, 2019.
Maturity Table
The Company’s debt obligations have contractual maturities as follows:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

	Nonrecourse	Recourse	Total
2020	$6,063	$—	$6,063
2021	5,088	—	5,088
2022	3,829	—	3,829
2023	3,060	—	3,060
2024	1,006	—	1,006
Thereafter	233	51,004	51,237
Total	$19,279	$51,004	$70,283

9. REAL ESTATE SECURITIES
The following is a summary of the Company’s real estate security at December 31, 2019 and 2018, which is classified as available-for-sale and is, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except if the security is other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary- Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
December 31, 2019
ABS - Non-Agency RMBS (E)	$4,000	$2,863	$(1,521)	$1,342	$1,710	$—	$3,052	1	CCC	2.18%	29.70%	4.0	44.0%

December 31, 2018
ABS - Non-Agency RMBS (E)	$4,000	$2,596	$(1,521)	$1,075	$1,878	$—	$2,953	1	CCC	2.90%	26.65%	4.9	38.0%

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

(B)
Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.

(C)	The weighted average life is based on the timing of expected cash flows on the assets.

(D)	Percentage of the outstanding face amount of the security and residual interest that is subordinate to the Company’s investment.

(E)
The ABS - Non-Agency RMBS is a floating rate security and the collateral securing it is located in various geographic regions in the U.S. The Company does not have significant investments in any one geographic region.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the year ended December 31, 2017, the Company recorded other-than-temporary impairment charges (“OTTI”) of $0.6 million, recorded in "Realized and unrealized (gain) loss on investments" in the Consolidated Statements of Operations. The Company recorded no OTTI during the years ended December 31, 2019 and 2018. Based on management’s analysis of the securities, the performance of the underlying loans and changes in market factors, the Company noted adverse changes in the expected cash flows on certain of these securities and concluded that they were other-than-temporarily impaired. The Company had no securities in an unrealized loss position as of December 31, 2019. The Company had no activity related to credit losses on securities for the years ended December 31, 2019 and 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$3,052	$3,052	Pricing models - Level 3	$2,953	$2,953
Cash and cash equivalents	28,423	28,423		79,235	79,235
Restricted cash - current and noncurrent	3,541	3,541		3,584	3,584

Liabilities
Junior subordinated notes payable	51,192	24,382	Pricing models - Level 3	51,200	28,396

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
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2019.

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,342	$3,052	10.0%	8.0%	2.6%	70.0%
Total	$1,342	$3,052

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

ABS - Non-Agency RMBS

Balance at December 31, 2017	$2,294
Total gains (losses) (A)
Included in other comprehensive income (loss)	508
Amortization included in interest income	246
Purchases, sales and repayments (A)
Proceeds	(95)
Balance at December 31, 2018	$2,953
Total gains (losses) (A)
Included in other comprehensive income (loss)	(168)
Amortization included in interest income	375
Purchases, sales and repayments (A)
Proceeds	(108)
Balance at December 31, 2019	$3,052

(A)
None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the years ended December 31, 2019 and 2018. There were no transfers into or out of Level 3 during the years ended December 31, 2019 and 2018.

Liabilities for Which Fair Value is Only Disclosed
The following table summarizes the level of the fair value hierarchy, valuation techniques and inputs used for estimating each class of liabilities not measured at fair value in the statement of financial position but for which fair value is disclosed:

Type of Liabilities
Not Measured At Fair Value	Fair Value
for Which Fair Value Is Disclosed	Hierarchy	Valuation Techniques and Significant Inputs
Junior subordinated notes payable	Level 3	Valuation technique is based on discounted cash flows. Significant inputs include:
		•	Amount and timing of expected future cash flows
		•	Interest rates
		•	Market yields and the credit spread of the Company

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

11. EQUITY AND EARNINGS PER SHARE
Earnings per Share
The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	For Year Ended December 31,
	2019	2018	2017
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends	$(60,434)	$(44,263)	$(47,781)
Loss Applicable to Common Stockholders	$(60,434)	$(44,263)	$(47,781)

Denominator:
Denominator for basic earnings per share - weighted average shares	67,039,556	66,993,543	66,903,457
Effect of dilutive securities
Options	—	—	—
RSUs	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	67,039,556	66,993,543	66,903,457

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.90)	$(0.66)	$(0.71)
Loss Applicable to Common Stock, per share	$(0.90)	$(0.66)	$(0.71)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.90)	$(0.66)	$(0.71)
Loss Applicable to Common Stock, per share	$(0.90)	$(0.66)	$(0.71)
Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of dilutive securities during each period. The Company’s dilutive securities are its options and RSUs. During 2019, 2018, and 2017, based on the treasury stock method, the Company had 2,113,022; 2,718,704; and 1,749,596 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. During 2019, 2018 and 2017, the Company had: 396,146; 88,023; and 201,430 antidilutive options, respectively. Net income (loss) applicable to common stockholders is equal to net income (loss) less preferred dividends.
Common Stock Issuances

In 2017, the Company issued a total of 152,800 shares of its common stock to its independent directors as a component of their annual compensation.

In 2018, the Company issued a total of 50,000 shares of its common stock to an independent director as part of the Director Stock Program described below.

In 2019, the Company issued a total of 6,000 shares of its common stock to an independent director as part of the Director Stock Program.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

In 2019, the Company issued a total of 27,099 of its common stock to independent directors upon vesting of RSUs that were granted in 2018.

In 2019, the Company issued a total of 8,548 shares of its common stock to employees upon vesting of RSUs that were granted in 2019.

Incentive and Option Plans

The Drive Shack Inc. 2018 Omnibus Incentive Plan (the "2018 Plan") was effective upon approval by our shareholders in May 2018 and provides for the issuance of equity-based awards in various forms to eligible participants. As of December 31, 2019, the 2018 Plan has 5,343,078 shares available for grant in the aggregate, subject to an annual limitation.

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
As detailed in the 2018 Plan, the board of directors may permit a first time non-employee director to make a one-time election to participate in a stock purchase and matching grant program (the "Director Stock Program") which provides that if the non-employee director purchases shares of the Company's common stock at fair value within 30 days following the date the individual becomes a non-employee director, then the Company will issue a matching grant of fully vested shares of common stock equal to 20% of the aggregate fair value of the purchased shares. In 2018, a non-employee director purchased 41,667 shares and the Company issued 8,333 shares representing the matching grant. In 2019, a non-employee director purchased 5,000 shares and the Company issued 1,000 shares representing the matching grant.
Stock Options
The following is a summary of the changes in the Company's outstanding options for the year ended December 31, 2019.

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2018	8,436,931	$3.72
Granted	695,652	4.66
Forfeited (A)	(2,234,237)	5.44
Balance at December 31, 2019	6,898,346	$3.26	3.4 years

Exercisable at December 31, 2019	4,744,696	$3.26	2.5 years
The Company's outstanding options were summarized as follows:

	Year Ended December 31,
	2019	2018
Held by the former Manager	3,627,245	2,705,253
Granted to the former Manager and subsequently transferred to certain Manager’s employees (B)	1,382,998	2,304,990
Granted to the independent directors	333	333
Granted to Drive Shack employees (A)(C)	1,887,770	3,426,355
Total	6,898,346	8,436,931

(A)
In 2019, in connection with the former CEO's retirement, the related option awards were modified to accelerate the vesting of 1,117,118 options, subject to a 90-day exercise period which expired on February 9, 2020. The former CEO forfeited

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

2,234,237 options upon departure. As a result of the modification, the Company reversed $2.1 million in stock compensation expense. The expense for the modified award was recorded at the modification date fair value.

(B)
The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. In 2019, a certain employee was terminated by the Company and 921,992 options reverted back to the former Manager. The Company reversed $1.2 million in stock compensation expense related to these options.

(C)
In 2018, the Company granted 75,000 options to an employee as provided in their employment agreement. The options fully vest on the third anniversary of the grant date. In 2019, the Company granted 695,652 options to an employee that vest and become exercisable in equal annual installment on each of the first three anniversaries of the grant date.

The valuation of the employee options has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, expected dividend yield of the Company’s stock, expected term of the awards and the risk-free interest rate. The fair value of the options was determined using the following assumptions:

Option Valuation Date	January 2018	April 2018	November 2018	April 2019	November 2019
Expected Volatility	39.73%	35.66%	35.4 - 35.8%	36.80%	44.73%
Expected Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Expected Remaining Term	3.0 - 6.6 years	2.7 - 6.3 years	6.0 - 6.5 years	6.0 years	0.3 years
Risk-Free Rate	2.16 - 2.29%	2.68 - 2.82%	3.09 - 3.11%	2.34%	1.57%
Fair Value at Valuation Date	$4,272	$3,558	$7,478	$1,280	$67

Stock-based compensation expense is recognized on a straight-line basis from grant date through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.6 million (net of the reversals of stock compensation expenses described above) and $2.2 million during the years ended December 31, 2019 and 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $3.4 million as of December 31, 2019 and will be expensed over a weighted average of 2.3 years.

The closing price on the New York Stock Exchange for the Company’s common stock as of December 31, 2019 was $3.66 per share.
Restricted Stock Units (RSUs)

The following is a summary of the changes in the Company's RSUs for the year ended December 31, 2019:

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2018	54,641	$5.02
Granted (A)	635,819	$4.66
Vested/Released	(35,647)	$5.17
Forfeited (B)	(134,195)	$4.68
Balance at December 31, 2019	520,618	$4.66

(A)
The Company's non-employee directors were granted 56,076 RSUs during 2019 as part of the annual compensation. The RSUs are subject to a one year vesting period. The Company granted 579,743 RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date.

(B)	Unvested RSUs are forfeited by non-employee directors upon their departure from the board of directors and forfeited by employees upon their termination.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

Stock-based compensation expense related to the RSUs was $0.7 million and $0.1 million during the years ended December 31, 2019 and 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $1.9 million as of December 31, 2019 and is expected to be recognized over a weighted average of 2.2 years.
Tax Benefits Preservation Plan

On March 6, 2020, our board of directors adopted a Tax Benefits Preservation Plan (the “2020 Tax Plan”) with American Stock Transfer and Trust Company, LLC as rights agent, and the disinterested members of the board of directors declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record at the close of business on March 16, 2020. Each right is governed by the terms of the 2020 Tax Plan and entitles the registered holder to purchase from us a unit consisting of one one-thousandth of a share of Series E Junior Participating Preferred Stock, par value $0.01 per share at a purchase price of $18.00 per unit, subject to adjustment. The 2020 Tax Plan is intended to help protect our ability to use our tax net operating losses and certain other tax assets by deterring an “ownership change” as defined under the Code.

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
As of January 31, 2020, Drive Shack Inc. had paid all current and accrued dividends on its preferred stock.

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
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services which is referred to in this Annual Report as Transition Services.  The Transition Services primarily include information technology, legal, regulatory compliance,

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company terminated the Transition Services Agreement during the second quarter of 2019 and incurred $0.1 million and $0.4 million in costs for Transition Services during the years ended December 31, 2019 and 2018, respectively, and these costs are reported in general and administrative expense on the Consolidated Statements of Operations.

At December 31, 2019, Fortress, through its affiliates, and principals of Fortress, owned 7.3 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.6 million shares of the Company’s common stock (Note 11).

Other Affiliated Entities
A member of the Board of Directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator market rates for the charters. These amounts totaled less than $0.1 million for each of the three years ended December 31, 2019, 2018 and 2017.

The Company previously leased corporate office space from an affiliate of a member of the Board of Directors. The Company incurred $0.2 million and $1.1 million in rent expense for the years ended December 31, 2019 and 2018, respectively, which represents market rates for the office space.

The Company agreed to reimburse an affiliate of a member of our board of directors for services of an employee prior to execution of an employment agreement. The Company incurred $0.2 million for the year ended December 31, 2019, which represents market rates for these services.

13. COMMITMENTS AND CONTINGENCIES
Litigation — The Company exited a leased property and accrued related lease exit costs of approximately $0.8 million in December 2016. The Company subsequently entered into a legal dispute related to this golf property. In June 2018, the Company accrued an additional $6.6 million for a total of $7.4 million to settle this legal dispute, which was recorded in "Accounts payable and accrued expenses" in the Consolidated Balance Sheet. In July 2018, the Company settled the dispute for $7.4 million, with $5.2 million payable immediately and $2.2 million payable in six quarterly installments. The Company paid the quarterly installments in full as of December 31, 2019.
The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2019, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Environmental Costs — As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2019, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s consolidated financial position or results of operations.
Surety Bonds — The Company is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company had bonds outstanding of approximately $1.0 million and $2.0 million as of December 31, 2019 and 2018, respectively.

Traditional Golf has four month-to-month property leases which are cancellable by the parties with 30 days written notice. Traditional Golf also has various month-to-month operating leases for carts and equipment. Lease expense is recorded in short-term lease cost as disclosed in Note 6.
Membership Deposit Liability — In the Traditional Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

the date of acceptance as a member. As of December 31, 2019, the total face amount of initiation fee deposits was approximately $246.0 million.
Restricted Cash — Approximately $3.2 million of restricted cash at December 31, 2019 is used as credit enhancement for Traditional Golf’s obligations related to the performance of lease agreements and certain insurance claims.

Commitments — As of December 31, 2019, the Company has additional operating leases that have not yet commenced of $85.7 million. The leases are expected to commence over the next 12 - 24 months with initial lease terms of approximately 20 years. These leases are primarily real estate leases for future Entertainment Golf venues and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies which generally occurs prior to construction.

14. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$532	$211	$710
State and Local	109	73	255
Total Current Provision	$641	$284	$965
Deferred:
Federal	$—	$—	$—
State and Local	—	—	—
Total Deferred Provision	$—	$—	$—
Total Provision for Income Taxes	$641	$284	$965
The Company is subject to U.S. federal and state corporate income tax. As of December 31, 2019, the Company has a net operating loss carryforward of approximately $391.6 million that is available to offset future U.S. federal taxable income, if and when it arises. The net operating loss carryforward will begin to expire in 2029. A portion of the net operating loss carryforward may be limited in its use due to certain provisions of the Code, including, but not limited to Section 382, which imposes an annual limit on the amount of net operating loss and net capital loss carryforwards that the Company can use to offset future taxable income.

As of December 31, 2019, the Company has a capital loss carryforward of approximately $27.2 million. The capital loss carryforward will begin to expire in 2022. In addition, the Company has a receivable of $1.1 million related to refundable alternative minimum tax (“AMT”) credits.
The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2016.
The Company has assessed its tax positions for all open years. As of December 31, 2019, the Company reported a total of $1.2 million of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
A reconciliation of the unrecognized tax benefits is as follows:

Balance as of December 31, 2018	$721
Increase due to tax positions of current year	471
Balance as of December 31, 2019	$1,192
Generally, the Company’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and changes in the valuation allowance.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

The difference between the Company's reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	December 31,
	2019	2018	2017
Provision at the statutory rate	21.00%	21.00%	35.00%
Permanent items	(0.62)%	(1.12)%	(0.36)%
State and local taxes	(0.16)%	(0.15)%	(0.42)%
Valuation allowance	(21.11)%	(19.97)%	64.46%
Effects of change in tax rate	—%	—%	(101.31)%
Unrecognized tax benefits	(0.86)%	(1.84)%	—%
Tax credits	—%	1.36%	—%
Other	0.57%	—%	0.31%
Total benefit	(1.18)%	(0.72)%	(2.32)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are presented below:

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$308	$292
Depreciation and amortization	3,939	8,964
Accrued expenses	2,488	2,701
Interest	3,661	3,445
Operating lease liabilities	56,803	—
Net operating losses	107,415	89,903
Capital losses	7,437	7,352
Deferred revenue	2,124	1,960
Other	5,618	5,306
Total deferred tax assets	189,793	119,923
Less valuation allowance	(123,434)	(104,705)
Net deferred tax assets	$66,359	$15,218
Deferred tax liabilities:
Leaseholds	—	7,025
Operating lease right-of-use assets	59,716	—
Membership deposit liabilities	6,643	8,193
Total deferred tax liabilities	$66,359	$15,218
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
As of December 31, 2019, the Company recorded a full valuation allowance against its net deferred tax assets as management does not believe that it is more likely than not that the net deferred tax assets will be realized.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2018	$104,705
Increase due to current year operations	18,729
Valuation allowance at December 31, 2019	$123,434
On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act significantly revises the U.S. corporate income tax regime by, among other things, lowering corporate income tax rates and eliminating the AMT for corporate taxpayers. The Company has accounted for the effects of the Tax Act for the year ended December 31, 2017 which relates to the re-measure of deferred tax assets and liabilities due to the reduction in the corporate income tax rate and has booked a non-recurring income tax receivable in the amount of $0.6 million due to refundable AMT credits. Due to the full valuation allowance, the re-measure of deferred tax assets and liabilities had no impact on the income tax provision for the year ended December 31, 2017.

15.  IMPAIRMENT AND OTHER LOSSES

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Year Ended December 31,
	2019	2018	2017
Traditional golf properties (held-for-sale)	$1,227	$7,002	$—
Traditional golf properties (held-for-use)	3,805	1,091	—
Valuation allowance on loans	—	147	60
Other losses	10,381	—	—
Total impairment	$15,413	$8,240	$60

Held-for-Sale Impairment: Upon reclassification in March 2018 (see Note 5), the Company assessed the real estate assets, held-for-sale and determined that the carrying value of one property exceeded the fair value less anticipated costs to sell. In March 2018, the Company recognized an impairment loss totaling approximately $1.3 million. The fair value measurement was based on the pricing in a letter of intent and internal valuation models.

In 2018, the Company recognized impairment loss and recorded accumulated impairment totaling approximately $5.7 million for four golf properties. The fair value measurements were based on executed purchase agreements or letters of intent that the Company intended to pursue. In 2019, the Company recognized impairment losses and recorded accumulated impairment totaling approximately $1.2 million for three golf properties. The fair value measurements were based on expected selling prices, less costs to sell.

The significant inputs used to value these real estate assets fall within Level 3 for fair value reporting.

Held for Use Impairment: In 2018, the Company recorded impairment charges totaling approximately $1.1 million primarily related to three golf properties. In 2019, the Company recorded impairment charges totaling $3.8 million for two golf properties.
The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties falls within Level 3 for fair value reporting.

Other Losses: For the year ended December 31, 2019, the Company recorded loss on asset retirements of $10.4 million primarily due to the Company's decision to discontinue the use of certain software and equipment at our Entertainment Golf venues, including the renovations at the Orlando venue.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018 and 2017
(dollars in tables in thousands, except per share data)

16. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

2019	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
Total revenues	$53,952	$71,615	$74,682	$71,815	$272,064
Total operating costs	72,231	83,171	92,010	91,936	339,348
Operating loss (income)	(18,279)	(11,556)	(17,328)	(20,121)	(67,284)
Total other income (expenses)	3,679	(1,403)	5,471	5,324	13,071
Income tax expense	—	—	162	479	641
Net loss	(14,600)	(12,959)	(12,019)	(15,276)	(54,854)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Loss applicable to common stockholders	$(15,995)	$(14,354)	$(13,414)	$(16,671)	$(60,434)
Loss applicable to common stock, per share
Basic	$(0.24)	$(0.21)	$(0.20)	$(0.25)	$(0.90)
Diluted	$(0.24)	$(0.21)	$(0.20)	$(0.25)	$(0.90)
Weighted average number of shares of common stock outstanding
Basic	67,027,104	67,029,610	67,040,692	67,060,440	67,039,556
Diluted	67,027,104	67,029,610	67,040,692	67,060,440	67,039,556

2018	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
Total revenues	$66,660	$91,004	$87,419	$69,286	$314,369
Total operating costs	78,946	87,976	94,619	79,262	340,803
Operating loss (income)	(12,286)	3,028	(7,200)	(9,976)	(26,434)
Total other income (expenses)	(4,009)	(7,831)	(6,875)	6,750	(11,965)
Income tax expense (benefit)	—	—	—	284	284
Net loss	(16,295)	(4,803)	(14,075)	(3,510)	(38,683)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Loss applicable to common stockholders	$(17,690)	$(6,198)	$(15,470)	$(4,905)	$(44,263)
Loss applicable to common stock, per share
Basic	$(0.26)	$(0.09)	$(0.23)	$(0.07)	$(0.66)
Diluted	$(0.26)	$(0.09)	$(0.23)	$(0.07)	$(0.66)
Weighted average number of shares of common stock outstanding
Basic	66,977,104	66,977,104	66,992,322	67,027,104	66,993,543
Diluted	66,977,104	66,977,104	66,992,322	67,027,104	66,993,543

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

b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's last fiscal quarter October 2019 to December 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other Information.

On March 5, 2020, the board of directors designated Mr. Lawrence A. Goodfield, Jr., age 41, as Interim Chief Financial Officer (in addition to his role as Chief Accounting Officer and Treasurer), replacing Mr. David M. Hammarley, who departed on such date as Chief Financial Officer. In connection with his departure, the Company expects to enter into a customary separation and release agreement, the material terms of which have been agreed upon in principle (subject to certain statutory revocation rights) as of the date of this Annual Report.

Mr. Goodfield has been the Company’s Chief Accounting Officer and Treasurer since September 2016. Prior to November 2018, Mr. Goodfield was also the Company’s Chief Financial Officer. Through January 1, 2018, Mr. Goodfield was also a Managing Director in the Private Equity group of Fortress Investment Group. Prior to joining Fortress, Mr. Goodfield served as Senior Vice President and Controller at W.P. Carey, a leading global net-lease REIT that provides long-term sale-leaseback and build-to-suit financing solutions to companies worldwide, from January through September 2016, where he was responsible for directing accounting, financial reporting, and internal controls. Mr. Goodfield also formerly served in the audit and advisory practices at PricewaterhouseCoopers from 2001 through 2015. Mr. Goodfield received a B.S. in Accounting from Pennsylvania State University and is a Certified Public Accountant.

There is no arrangement, understanding or family relationship between Mr. Goodfield and any other person pursuant to which he was appointed as an officer of the Company. Mr. Goodfield has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the information under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2020 Annual Meeting of Stockholders to be filed with the SEC (our “Definitive Proxy Statement”).
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

4.7
Tax Benefits Preservation Plan, dated as of March 6, 2020, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on March 6, 2020).

4.8	Description of the Company's Securities Registered under Section 12 of the Exchange Act.

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

10.4*
Amendment to the Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Sarah L. Watterson (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.4, filed on May 10, 2019).

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

10.7*
Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.6, filed on March 15, 2019).

10.8*
Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and David M. Hammarley (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.7, filed on March 15, 2019).

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

10.17	Form of Indemnification Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.18*
Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).

10.19*
Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.18, filed on March 15, 2019).

10.20*
Incentive Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.19, filed on March 15, 2019).

10.21*
Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and David M. Hammarley (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.20, filed on March 15, 2019).

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

March 6, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens	By:	/s/ Stuart A. McFarland
Wesley R. Edens			Stuart A. McFarland
Chairman of the Board			Director

March 6, 2020			March 6, 2020

By:	/s/ Hana Khouri	By:	/s/ Clifford Press
Hana Khouri			Clifford Press
Chief Executive Officer and President			Director

March 6, 2020			March 6, 2020

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Interim Chief Financial Officer, Chief Accounting Officer and Treasurer

March 6, 2020

By:	/s/ William J. Clifford
William J. Clifford
Director

March 6, 2020

By:	/s/ Virgis W. Colbert
Virgis W. Colbert
Director

March 6, 2020

By:	/s/ Benjamin M. Crane
Benjamin M. Crane
Director

March 6, 2020