Form 10-K/A
period 2019-12-31
Drive Shack Inc.
filed 2020-04-29
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________ to ______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the common stock held by non-affiliates as of June 28, 2019 (computed based on the closing price on the last business day of the registrant’s most recently completed second quarter as reported on the NYSE) was: $278.5 million.
The number of shares outstanding of the registrant’s common stock was 67,070,513 as of April 23, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed on March 6, 2020 (the “Original Filing” and, together with this Amendment, the “Annual Report”) by Drive Shack Inc., a Maryland corporation (“Drive Shack,” the “Company,” “we,” or “us”). We are filing this Amendment solely for the purpose of providing the information required in Part III of the Annual Report as a definitive annual meeting proxy statement containing such information will not be filed within 120 days of the end of our fiscal year ended December 31, 2019. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended and restated solely to include as exhibits new certifications by the Company’s principal executive officer and principal financial officer.
Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings with the Securities and Exchange Commission (“SEC”). Information on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our operating performance, the performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•
the impact of changes to our operations, including the temporary closure of our Entertainment and Traditional Golf venues, due to the COVID-19 pandemic and uncertainties about the pandemic’s extent and duration;

•	uncertainty about our ability to rely on any governmental assistance relating to the COVID-19 pandemic, to re-open our venues and to finance our growth strategy or ongoing operations;

•	our financial liquidity and ability to access capital;

•	the ability to retain and attract members and guests to our properties;

•
changes in global, national and local economic conditions, including, but not limited to, increases in unemployment levels, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market, particularly due to the COVID-19 pandemic;

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

•	inability to execute on our growth and development strategy by successfully developing, opening and operating new venues;

•	impacts of failures of our information technology and cybersecurity systems;

•	the impact of any current or further legal proceedings and regulatory investigations and inquiries; and

•	other risks detailed from time to time below, particularly under the heading “Risk Factors” in this Annual Report and subsequent reports filed with the SEC.
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

DRIVE SHACK INC.
FORM 10-K/A

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Board of Directors
Our charter authorizes the number of directors to be not less than one, nor more than fifteen. The number of directors on the Board is currently fixed at six. Our Board of Directors is divided into three classes. The members of each class of directors serve staggered three-year terms.
Our current Board of Directors is classified as follows:

Class	Term Expiration	Director	Age
Class I	2021	Stuart A. McFarland	73
		Clifford Press	66
Class II	2022	William J. Clifford	62
		Virgis W. Colbert	81
		Benjamin M. Crane	44
Class III	2020	Wesley R. Edens	58
Set forth below is certain biographical information for our directors, as well as the month and year each director was first elected to our Board of Directors.
Each of our directors was selected because of the knowledge, experience, skill, expertise and diversity the director contributes to the Board of Directors as a whole. Our directors have extensive familiarity with our business and experience from senior positions in large, complex organizations. In these positions, they gained core management skills, such as strategic and financial planning, public company financial reporting, corporate governance, risk management and leadership development. The Nominating and Corporate Governance Committee believes that each of the directors also has key attributes that are important to an effective Board of Directors: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion; diversity of origin, background, experience, and thought; and the commitment to devote significant time and energy to service on the Board of Directors and its committees.
Wesley R. Edens

Chairman of the Board of Directors since inception	Mr. Edens has been Chairman of our Board since our inception and served as our Chief Executive Officer from our inception until February 2007. He is the Co-Chief Executive Officer of Fortress Investment Group LLC (“Fortress”, a global investment management firm) and has been a member of the board of Directors of Fortress since November 2006. Mr. Edens has been a member of the Management Committee of Fortress since co-founding Fortress in May 1998. Mr. Edens is responsible for oversight of Fortress’ private equity and publicly traded alternative investment businesses. Mr. Edens is the Chief Executive Officer and Chairman of the Board of Directors of New Fortress Energy LLC (NASDAQ: NFE), a global energy infrastructure company. He is a director of Mapeley Limited (a large full service real estate outsourcing and investment company in the United Kingdom).
Mr. Edens previously served on the boards of the following publicly traded companies and registered investment companies: Gannett Co., Inc.(formerly New Media Investment Group Inc., a publisher of print and online media) from November 2013 to May 2019; OneMain Holdings, Inc. (a leading consumer finance company) from October 2013 to June 2018; Fortress Transportation and Infrastructure Investors LLC (which owns and acquires high quality infrastructure and equipment essential for the transportation of goods and people globally) from May 2015 to May 2016; Intrawest Resorts Holdings Inc. (a resort and adventure company) from January 2014 to July 2017; Gaming and Leisure Properties, Inc. (an owner and operator in the gaming and racing industry) from December 2013 to October 2016; Nationstar Mortgage Holdings Inc. (a residential mortgage loan originator and servicer) from February 2012 to July 2016; New Residential Investment Corp. (a real estate investment trust primarily focused on investing in residential real estate related assets) from April 2013 to May 2016; Brookdale Senior Living Inc., from September 2005 to June 2014; GAGFAH S.A. from September 2006 to June 2014; PENN National Gaming Inc. from October 2008 to November 2013; GateHouse Media Inc. from June 2005 to November 2013; Aircastle Ltd. from August 2006 to August 2012; RailAmerica Inc. from November 2006 to October 2012; Eurocastle Investment Ltd., from August 2003 to November 2011; Whistler Blackcomb Holdings Inc., from October 2010 to November 2012; Fortress Registered Investment Trust, from December 1999 until it deregistered with the SEC in September 2011; FRIT PINN LLC, from November 2001 until it deregistered with the SEC in September 2011; and New Senior Investment Group Inc. (a real estate investment trust with a diversified portfolio of senior housing properties located across the United States) from October 2014 to January 2019. Prior to co-founding Fortress, Mr. Edens was a partner and managing director of BlackRock Financial Management, Inc. (an investment management firm), where he headed BlackRock Asset Investors, a private equity fund. In addition, Mr. Edens was formerly a partner and managing director of Lehman Brothers Holdings Inc. Mr. Edens received a B.S. in Finance from Oregon State University. Mr. Edens’ extensive credit, private equity finance and management expertise, extensive experience as an officer and director of public companies and his deep familiarity with our Company led our Board of Directors to conclude that Mr. Edens should be elected to serve as a director of the Company.
William J. Clifford

Director since June 2018
Mr. Clifford has been a member of our Board of Directors and a member of the Audit Committee of our Board of Directors since June 2018 and the chairman of the Nominating and Corporate Governance Committee of our Board of Directors since May 2019. Mr. Clifford was the Senior Vice President, CFO and Treasurer for Gaming and Leisure Properties Inc. (NASDAQ: GLPI) from 2013 to 2018, which was a spin-off from Penn National Gaming, Inc. (NASDAQ: PENN) where he was Senior Vice President of Finance and CFO from 2001 to 2013. He was also a member of the board of directors and Audit Committee Chairman for Intrawest Holdings, Inc. (NASDAQ: SNOW) from 2014 to 2017. Mr. Clifford previously held operational finance roles for casinos in Las Vegas and the Bahamas. Mr. Clifford’s knowledge, skill, expertise and experience as described above, in particular his financial acumen from an operational and capital planning perspective, led our Board of Directors to conclude that Mr. Clifford should be elected to serve as a director of the Company.

Virgis W. Colbert

Director since April 2019
Mr. Colbert has been a member of our Board of Directors and a member of the Audit Committee and Compensation Committee of our Board of Directors since April 2019. Mr. Colbert is a Senior Advisor to MillerCoors LLC and has served in a variety of key leadership positions with Miller Brewing Company since 1979, including Executive Vice President of Worldwide Operations from

1997 to 2005 and Senior Vice President of Operations from 1993 to 1997. Mr. Colbert is a member of the Board of Directors of The NASDAQ Stock Market LLC, NASDAQ PHLX LLC, NASDAQ BX, Inc., International Securities Exchange, LLC, ISE Gemini, LLC and ISE Mercury, LLC. Mr. Colbert also serves on the board of STAG Industrials, Inc. and New Senior Investment Group. Mr. Colbert has previously served on the boards of Lorillard, Inc., where he was Lead Independent Director (from 2008 to 2015), Delphi Corp. (from 1999 to 2006), Merrill Lynch & Co. Inc. (from 2006 to 2008), Bank of America Corp. (from 2009 to 2013), Stanley Black & Decker (from 2002 to 2013), the Sara Lee Corporation and its successor The Hillshire Brands Company (from 2006 to 2013) and The Manitowoc Company, Inc. (from 2001 to 2012). He is Chairman Emeritus of the board for the Thurgood Marshall College Fund and former Chairman of the board of trustees for Fisk University. He is a life member of the National Association for the Advancement of Colored People. As a result of these and other professional experiences, Mr. Colbert has particular knowledge of and extensive experience in public board practices and in the management and oversight of a regulated public company, including operations, supply chain logistics, engineering, information technology and strategic growth. These factors and his other qualifications and skills, led our board to conclude that Mr. Colbert should be elected to serve as a director of the Company.
Benjamin M. Crane

Director since April 2019
Mr. Crane has been a member of our Board of Directors and a member of the Compensation Committee of our Board of Directors since April 2019. Mr. Crane is an American professional golfer, who has been a member of the PGA tour since December 2001, when he was awarded his PGA tour card for 2002. Mr. Crane is actively involved in several charities, including the Crane Foundation, which he started with his wife Heather. The purpose of the Crane Foundation is to help others reach new heights and levels of achievement and spirituality in their lives through gifts, grants and additional resources. His charity also supports several other charities including the College Golf Fellowship, Forward Edge International, H.O.P.E Farm Inc., Love146 Inc., the St. Bernard Project and Young Life. Mr. Crane received his B.A. from the University of Oregon. These factors and his other qualifications and skills, including his experience and success with and connections to the game of golf and sporting industries more generally, and their business partners and fans, as well as charitable leadership, led our Board of Directors to conclude that Mr. Crane should be elected to serve as a director of the Company.

Stuart A. McFarland

Director since October 2002
Mr. McFarland has been a member of our Board of Directors since October 2002, and chairman of the Audit Committee and member of the Nominating and Corporate Governance Committee of our Board of Directors since November 2002. Beginning in 1997, Mr. McFarland worked for Federal City Capital Advisors, LLC, which is now a dormant entity, where he most recently served as Managing Director. Mr. McFarland was Chairman of Federal City Bancorp, Inc. from 2005 to 2007 and President and Chief Executive Officer of Pedestal Inc., an internet secondary mortgage market trading exchange, from 1997 to 2001. Mr. McFarland was Executive Vice President and General Manager of GE Capital Mortgage Services and President and CEO of GE Capital Asset Management

Corporation from 1990 to 1995. Prior to GE Capital, Mr. McFarland was President and CEO of Skyline Financial Services Corp. from 1988 to 1990. Before joining Skyline, Mr. McFarland was President and CEO of National Permanent Federal Savings Bank in Washington, D.C. from 1986 to 1987. From 1981 to 1986, Mr. McFarland was Executive Vice President— Operations and Chief Financial Officer with Fannie Mae (Federal National Mortgage Association). From 1972 to 1981, he was President and Director of Ticor Mortgage Insurance Company in Los Angeles, California. Mr. McFarland serves as a Director and member of the audit committee of Brookfield Investment Funds and as Lead Independent Director and member of the audit committee of New America High Income Fund, Inc., and as a Director and chairman of the audit committee and member of the compensation committee of New Senior Investment Group Inc. From 2003 to 2013, Mr. McFarland served as a Director and the Lead Independent Director of the Brandywine Funds. Mr. McFarland also serves as a Director and Member of the Executive Committee of the Center for Housing Policy and is a member of the Trustees Council of The National Building Museum. Mr. McFarland’s knowledge, skill, expertise and experience as described above, as well as his deep familiarity with our Company, led our Board of Directors to conclude that Mr. McFarland should be elected to serve as a director of the Company.
Clifford Press

Director since February 2016
Mr. Press has been a member of our Board of Directors and a member of the Nominating and Corporate Governance Committee of our Board of Directors since February 2016. Mr. Press has been chairman of the Compensation Committee of our Board of Directors since May 2017. Mr. Press has been a Managing Member of OPP, LLC and its predecessor firm, Oliver Press Partners, LLC, an investment advisory firm, since March 2005. In September 2019, Mr. Press was named CEO of Acacia Research Corporation (NASDAQ: ACTG), where he has also served on the board of directors since June 2018. From 1986 to March 2003, Mr. Press served as a General Partner of Hyde Park Holdings, Inc., a private equity investment firm. From March 2008 to November 2009, Mr. Press served as a director and member of the Governance & Nominating Committee of Coherent Inc. (NASDAQ: COHR), a manufacturer of laser based photonic products. From December 2011 to February 2013, Mr. Press served as a director of SeaBright Holdings, Inc. (formerly NYSE:SBX), a specialty provider of multi-jurisdictional workers’ compensation insurance. From 2001 to June 2011, Mr. Press served as a director of GM Network Ltd., a private holding company providing Internet-based digital currency services. From October 2016 until June 2018 Mr. Press served as a director of Stewart Information Services Corporation (NYSE: STC), a real estate information, title insurance and transaction management company. From April 2016 until October 2019, Mr. Press served as a director of Quantum Corporation (NYSE: QTM), a provider of data storage, archive and data protection. Mr. Press received his MA degree from Oxford University and an MBA degree from Harvard Business School. Mr. Press was appointed pursuant to an agreement with BLR Partners LP and its affiliates. Mr. Press’s knowledge, skill, expertise and experience as described above, including his experience as a director of public companies, led our Board of Directors to conclude that Mr. Press should be elected to serve as a director of the Company.

Executive Officers
The following table shows the names and ages of our executive officers in 2019, which we sometimes refer to in this Annual Report as NEOs, and the positions held by each individual. A description of the business experience of each for at least the past five years follows the table.

Name	Age	Position
Hana Khouri	36	Chief Executive Officer (as of November 11, 2019) and President (as of August 6, 2019)
Lawrence A. Goodfield, Jr.	41	Interim Chief Financial Officer (as of March 5, 2020), Chief Accounting Officer and Treasurer
Kenneth A. May	59	Former Chief Executive Officer, President and Director (to November 11, 2019)
David M. Hammarley	49	Former Chief Financial Officer (to March 5, 2020)
Sara A. Yakin	33	Former Chief Operating Officer (to January 22, 2019)
Hana Khouri has been our Chief Executive Officer since November 2019 and has been our President since August 2019. Prior to joining Drive Shack, Ms. Khouri served as Chief of Staff to the Chief Executive Officer of New Fortress Energy from July 2018 through August 2019. From July 2013 through July 2018, Ms. Khouri held various positions at Topgolf, a golf-themed entertainment company based in Dallas, Texas, including, immediately prior to her departure, International Director of Operations. Prior to serving in that role, she also served as National Director of Operations, National Director of Site Openings and Director of Operations.
Lawrence A. Goodfield, Jr. has been our Interim Chief Financial Officer since March 2020 and our Chief Accounting Officer and Treasurer since September 2016. Prior to November 12, 2018, Mr. Goodfield was also our Chief Financial Officer, and from September 2016 through January 1, 2018, he was a Managing Director in the Private Equity group of Fortress. Prior to joining Fortress, Mr. Goodfield served as Senior Vice President and Controller at W.P. Carey, a leading global net-lease REIT that provides long-term sale-leaseback and build-to-suit financing solutions to companies worldwide, from January through September 2016, where he was responsible for directing accounting, financial reporting, and internal controls. Mr. Goodfield also formerly served in the audit and advisory practices, with a specialization in real estate, at PricewaterhouseCoopers from 2001 through 2015. Mr. Goodfield received a B.S. in Accounting from Pennsylvania State University and is a Certified Public Accountant.
Delinquent Section 16(a) Reports
To our knowledge, based solely on review of the copies of such reports furnished to us during the year ended December 31, 2019, all reports required to be filed by our directors, executive officers and greater-than-ten-percent owners were timely filed in compliance with the Section 16(a) filing requirements, other than with respect to: (1) Lawrence A. Goodfield, Jr., a Form 4 in respect of one transaction, filed on April 24, 2019; (2) Virgis W. Colbert, (a) a Form 3 filed on July 10, 2019, and (b) a Form 4 in respect of one transaction, filed on July 10, 2019; (3) Benjamin M. Crane, a Form 3 filed on July 10, 2019; (4) William J. Clifford, a Form 4 in respect of one transaction, filed on January 3, 2020; (5) Clifford Press, a Form 4 in respect of one transaction, filed on January 3, 2020; and (6) Stuart A. McFarland, a Form 4 in respect of one transaction, filed on January 3, 2020.
Code of Ethics
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our Board of Directors consists of a majority of independent directors (in accordance with the rules of the NYSE). Our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of the Board of Directors are each composed entirely of independent directors. For additional information, please see the section titled “Director Independence” in Part III, Item 13 of this Annual Report.
We have adopted Corporate Governance Guidelines and a Code of Business Conduct and Ethics, which delineate our standards for our officers, directors and employees. We make available, free of charge through a link on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, if any, as filed with the SEC as soon as reasonably practicable after such filing. Our website also contains our Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officers and Senior Financial Officers, Corporate Governance Guidelines, and the charters of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee of our Board of Directors. Our website address is http://ir.driveshack.com. You may also obtain these documents by writing the Company at 218 W. 18th Street, 3rd Floor, New York, NY 10011, Attention: Investor Relations.
Our Code of Business Conduct and Ethics applies to all employees, and each of our directors and officers, including our principal executive officer and principal financial officer. The purpose of the Code of Business Conduct and Ethics is to promote, among other things, honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in public communications and reports and documents that the Company files with, or submits to, the SEC, compliance with applicable governmental laws, rules and regulations, accountability for adherence to the Code of Business Conduct and Ethics and the reporting of violations thereof.
Our Code of Ethics for Principal Executive Officers and Senior Financial Officers sets forth specific policies to guide the Company’s senior officers in the performance of their duties. The Code of Ethics for Principal Executive Officers and Senior Financial Officers supplements the Code of Business Conduct and Ethics described above. The Company intends to disclose any changes in or waivers from either code applicable to the Company’s executive officers or directors by posting such information on our website.
Audit Committee
Our Board of Directors has a standing Audit Committee composed entirely of independent directors. The current members of the Audit Committee are Messrs. Clifford, Colbert and McFarland (Chairman), each of whom has been determined by our Board of Directors to be independent in accordance with the rules of the NYSE and the SEC’s audit committee independence standards. The purpose of the Audit Committee is to provide assistance to the Board of Directors in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance functions of the Company and its subsidiaries, including, without limitation, assisting the Board of Directors’ oversight of: (a) the integrity of the Company’s financial statements; (b) the Company’s compliance with legal and regulatory requirements; (c) the Company’s independent registered public accounting firm’s qualifications and independence; and (d) the performance of the Company’s independent registered public accounting firm and the Company’s internal audit function. The Audit Committee is also responsible for appointing the Company’s independent registered public accounting firm and approving the terms of the registered public accounting firm’s services. The Audit Committee operates pursuant to a charter, which is available on our website, http://ir.driveshack.com. You may also obtain a copy of the charter by writing the Company at 218 W. 18th Street, 3rd Floor, New York, NY 10011, Attention: Investor Relations.
The Board of Directors has determined that Mr. McFarland qualifies as an “Audit Committee Financial Expert” as defined by the rules of the SEC. The Board of Directors has also determined that Mr. McFarland’s simultaneous service on the audit committees of Brookfield Investment Funds, New America High Income Fund, Inc. and New Senior Investment Group Inc. would not impair his ability to effectively serve on the Audit Committee of our Board of Directors. As noted above, our Board of Directors has determined that Mr. McFarland is independent under NYSE and SEC standards.
Item 11.    Executive Compensation.
Compensation of Directors
The total annual compensation generally payable to our non-employee directors is $125,000. In addition, we pay an annual fee to the chair of the Audit Committee of the Board of Directors of $10,000, and we pay an annual fee to the respective chairs of the Compensation Committee and Nominating and Corporate Governance Committee of $5,000. The Committee chair fees are payable in restricted stock units ("RSUs"). All of our non-employee directors are reimbursed for their costs and expenses in attending all meetings of our Board of Directors. Mr. Edens, Mr. May and Ms. Watterson were not compensated by the Company for their service as directors.
As detailed in the Company’s 2018 Omnibus Incentive Plan, which we refer to in this Annual Report as the “2018 Plan,” the Board of Directors may permit a first time non-employee director to make a one-time election to participate in a stock purchase and matching grant program, which we refer to in this Annual Report as the “Director Stock Program” which provides that if the non-employee director purchases shares of our common stock at fair value within 30 days following the date the individual becomes a non-employee director, then the Company will issue a matching grant of fully vested shares of our common stock equal to 20% of the aggregate fair value of the purchased shares.
Of the total compensation paid to our non-employee directors in 2019, $75,000 is paid in cash (unless a director elected to receive RSUs in lieu of cash). The remainder is paid in RSUs. We generally make the grant of RSUs on the first business day after our annual stockholders’ meeting. The number of RSUs awarded is based on the fair market value of a share of our common stock on the date of grant.

Director Compensation Table for 2019

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Director Stock Program	Total
William J. Clifford	$75,000	$55,000	$—	$130,000
Virgis W. Colbert(2)	$54,453	$36,302	$4,870	$95,625
Benjamin M. Crane(3)	$54,453	$36,302	$—	$90,755
Kevin J. Finnerty(4)	$51,028	$—	$—	$51,028
Stuart A. McFarland	$75,000	$60,000	$—	$135,000
Clifford Press	$75,000	$55,000	$—	$130,000
Sarah L. Watterson(5)	$200,000	$—	$—	$200,000

(1)
Each individual who was serving as a non-employee director as of the date of our annual meeting of stockholders in 2019 received an annual award of RSUs pursuant to the 2018 Plan, and the additional terms established by resolution of the Board of Directors effective on the first business day after our annual meeting of stockholders, valued at $50,000 based on the fair market value of a share of our common stock on the date of grant. In 2019, such directors accordingly received 10,374 RSUs. Mr. McFarland also received 2,711 RSUs valued at $10,000 representing the fee for his service as Audit Committee chair and Messrs. Clifford and Press each also received 1,356 RSUs valued at $5,000 representing the fee for their service as the Nominating and Governance Committee and Compensation Committee chairs, respectively. The amounts reported in this column constitute the aggregate grant date fair value of each award of RSUs granted to our non-employee directors in 2019 calculated in accordance with FASB ASC Topic 718. For a summary of the assumptions made in the valuation of these awards, please see Note 11 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. All RSUs held by our non-employee directors vest on the one-year anniversary of the grant date. As of December 31, 2019, the following numbers of stock options and RSUs were held by our non-employee directors: (i) for Mr. Clifford: 11,730 RSUs; (ii) for Mr. Colbert: 11,666 RSUs; (iii) for Mr. Crane: 7,865 RSUs; (iv) for Mr. McFarland: 13,085 RSUs; and (v) for Mr. Press: 333 options and 11,730 RSUs.

(2)
Mr. Colbert's total compensation for 2019 is pro-rated from his appointment to our Board of Directors on April 11, 2019. The RSU awards represent 40% of his total compensation earned for 2019. In addition, Mr. Colbert elected to receive $16,953 of compensation in the form of RSUs in lieu of cash, the value of which is reported pursuant to SEC guidance in the "Fees Earned or Paid in Cash" column of the table. On May 24, 2019, Mr. Colbert purchased 5,000 shares of our common stock and the Company issued 1,000 shares representing the matching grant, as permitted under the Director Stock Program. The fair value of the matching grant is based on the May 24, 2019 closing price of $4.87.

(3)	Mr. Crane’s total compensation for 2019 is pro-rated from his appointment to our Board of Directors on April 11, 2019. The RSU awards represent 40% of his total compensation earned for 2019.

(4)	Mr. Finnerty did not stand for re-election to the Board of Directors at the 2019 Stockholders Meeting, and his term expired on May 29, 2019.

(5)
Ms. Watterson resigned from the Board of Directors on May 7, 2019. The amount shown in the table reflects compensation that Ms. Watterson received for her services as an at-will employee during 2019. Ms. Watterson was not compensated by the Company for her services as a director in 2019.

Compensation Discussion and Analysis
Introduction
The Compensation Discussion and Analysis that follows provides a description of our compensation program for each of the individuals listed below. We refer to these individuals throughout the Compensation Discussion and Analysis and the tables and narratives that follow as our named executive officers or NEOs. For 2019, our named executive officers were as follows:
•Hana Khouri, Chief Executive Officer and President
•David M. Hammarley, former Chief Financial Officer
•Lawrence A. Goodfield, Jr., Chief Accounting Officer and Treasurer
•Kenneth A. May, former Chief Executive Officer, President and Director
•Sara A. Yakin, former Chief Operating Officer
Ms. Khouri was appointed to serve as our Chief Executive Officer effective November 11, 2019 and appointed to serve as our President on August 6, 2019. Ms. Yakin served as our Chief Operating Officer until January 22, 2019. Mr. May served as our Chief Executive Officer, President and Director until November 11, 2019. Mr. Hammarley served as our Chief Financial Officer until March 5, 2020, on which date Mr. Goodfield was appointed to serve as our Interim Chief Financial Officer, in addition to serving as our Chief Accounting Officer and Treasurer.
Role of the Compensation Committee in Executive Compensation
In 2019, our Compensation Committee made all decisions regarding the compensation levels of our named executive officers. It is the Compensation Committee’s responsibility to:

•	oversee the design of our executive compensation programs, policies and practices;

•	determine the types and amounts of compensation for executive officers; and

•	review and approve the adoption, termination and amendment of, and to administer and, as appropriate, make recommendations to the Board regarding, our incentive compensation plans.
Role of Executive Officers in Determining Compensation for our Executive Compensation
Our Compensation Committee and the Board made all decisions regarding the compensation of our named executive officers in respect of 2019, after considering recommendations by Mr. May (through November 11, 2019) and Mr. Hammarley (other than with respect to their own compensation).
Role of the Compensation Consultant
In 2019, management retained Korn Ferry as its consultant to provide advice on executive compensation practices. Korn Ferry’s support generally included analysis related to the competitiveness of our executive compensation programs, periodic reviews of our compensation peer group, the presentation of compensation and governance trends to management, and other mandates as directed by management.
The Compensation Committee reviewed the independence of Korn Ferry under applicable SEC and NYSE rules relating to conflicts of interest. Following this review, the Compensation Committee determined that Korn Ferry’s work for the Company does not raise any conflicts of interest. The Compensation Committee’s evaluation included consideration of all services provided by Korn Ferry to us, the amount of fees received as a percentage of Korn Ferry’s annual revenue, Korn Ferry’s policies and procedures designed to prevent conflicts of interest, any business or personal relationships between Korn Ferry and the members of our Compensation Committee or executive officers and any ownership of our stock by the Korn Ferry advisors providing executive and director compensation services to us.
Last Year’s Say-on-Pay Vote
At the Company’s 2019 annual meeting of stockholders (the “2019 Annual Meeting”), our shareholders had the opportunity to cast an advisory vote on the compensation of our NEOs in 2018. The Company’s say-on-pay vote yielded a 79% approval. Notwithstanding this favorable vote, we continue to seek input from our stockholders to understand their views with respect to the Company’s approach to executive compensation. After considering the results of the Company’s say-on-pay vote at our 2019 Annual Meeting, we determined that no changes to the Company’s executive compensation program were necessary.
At our 2019 Annual Meeting, our shareholders also had the opportunity to cast an advisory vote on the frequency of our say-on-pay vote, which resulted in a majority of votes recommending an annual frequency for the say-on-pay vote. After considering that recommendation, our Board of Directors determined that the say-on-pay vote will be held annually until the next required vote on the frequency of the say-on-pay vote to be held no later than our 2025 Annual Meeting.
Elements of our Executive Compensation Program
Base Salary. Base salary is a visible and stable foundation of our compensation program. The base salaries of our NEOs are intended to reflect the position, duties and responsibilities of each executive and the market for base salaries of similarly situated executives at other companies of similar size and in similar industries. On a prospective basis, we will continue to evaluate the mix of base salary, short-term incentive compensation and long-term incentive compensation to appropriately align the interests of our NEOs with those of our stockholders. When reviewing each executive’s base salary, the Compensation Committee considers the level of responsibility and complexity of the executive’s role, whether individual performance in the prior year was particularly strong or weak, and the salaries paid for the same or similar positions in the competitive market. Annual base salaries for our NEOs with respect to 2019 are listed below.

Name	2019 Base Salary
Hana Khouri	$400,000
Lawrence A. Goodfield, Jr.	$285,000
Kenneth A. May	$500,000
David M. Hammarley	$425,000
Sara A. Yakin	$200,000

Annual Cash Incentive Bonuses. Our NEOs are eligible to receive annual cash incentives. We consider annual cash incentive bonuses to be “at-risk” compensation. The Compensation Committee considers many factors in its decision-making process relating to the amount, if any, of the annual cash incentive bonuses paid to our NEOs. The factors have generally involved the following:

·
Company performance. The Compensation Committee reviews all aspects of the Company’s financial and operational performance, and also assesses performance in relation to the direction of the Company’s business, taking into account changing economic and market environments.

·
Individual performance. The Compensation Committee also evaluates each NEO’s individual performance, including, generally, one or any combination of the following: exceptional performance of the individual’s functional responsibilities; leadership; creativity; innovation; collaboration; development and implementation of growth initiatives; and other activities that are critical to driving long-term value for our stockholders.

At the end of the year, the Compensation Committee reviews both Company and individual performance to determine actual bonus payouts for the applicable year. Historically, the Compensation Committee has not applied a rigid set of rules for determining the relative importance of the factors listed above
For 2019, because of the onset of the COVID-19 pandemic in the United States, which caused the temporary closure of all of the Company’s Golf Entertainment and substantially all of its traditional golf venues, management recommended to the Compensation Committee, and the committee agreed, that it would be prudent not to pay all NEO annual cash incentive bonuses relating to 2019 performance when annual cash incentive bonuses are normally paid. The Compensation Committee is still considering whether to pay the 2019 bonuses to the NEOs at a later time or to cancel the 2019 bonuses. The Compensation Committee noted to the Board that this decision was not related to its subjective determination of the performance of the applicable executives, but the challenging business circumstances inflicted by the pandemic at the Company and within the industry as a whole. The sole exception to this determination was in the case of Mr. Hammarley, who departed from the Company on March 5, 2020. In the case of Mr. Hammarley, and in light of his pending departure, which occurred prior to the severe impact on the United States economy and the Company, the Compensation Committee determined that his performance merited a bonus payment equal to 50% of his total bonus target for 2019. Annual cash incentive bonuses earned but not yet paid to our NEOs with respect to 2019 are listed below:

Name	2019 Annual Incentive
Hana Khouri	$208,000
Kenneth A. May	$—
David M. Hammarley	$212,500
Lawrence A. Goodfield, Jr.	$164,000
Sara A. Yakin	$—
Equity Awards. In 2018, our Board adopted and our stockholders approved the 2018 Plan, pursuant to which, we may grant incentive stock options, non-qualified stock options, restricted stock, RSUs and other stock-based awards to our employees, including the NEOs.
In 2019, we granted stock options to Mr. Hammarley and RSUs to Mr. Goodfield as part of their annual compensation. The Compensation Committee determined that the respective grant amounts, which consisted of 695,652 time-based vesting stock options with an exercise price of $4.66 for Mr. Hammarley and 21,459 time-based vesting RSUs for Mr. Goodfield, were necessary and appropriate to align their interests with those of our stockholders and properly encourage and incentivize them to create long-term value for the Company.
Employment Agreements
We are party to an employment agreement with Mr. Goodfield. The employment agreement provides for the payment of a base salary and certain other benefits. Mr. Goodfield is also eligible to earn an annual bonus equal to a percentage of base salary.
We were also party to an employment agreement with each of Messrs. May and Hammarley and Ms. Yakin. The employment agreements provided for the payment of a base salary and certain other benefits. Each of Messrs. May and Hammarley and Ms. Yakin were also eligible to earn an annual bonus equal to a percentage of base salary.
Messrs. May and Hammarley were also eligible to receive severance benefits pursuant to their employment agreements in the event of certain terminations of employment. For a more detailed description of such benefits, see “Potential Payment upon Termination or Change in Control.”

Restrictive Covenants
Mr. Goodfield is (and Messrs. May and Hammarley and Ms. Yakin were) subject to certain non-compete and non-solicitation restrictions while employed and for one year after termination of employment along with other standard perpetual covenants regarding confidentiality, intellectual property and related matters.
Tax Considerations
As a general matter, our Board and the Compensation Committee review and consider the various tax and accounting implications of our existing and proposed compensation programs. We consider the tax-deductibility of compensation in designing our compensation programs, but it is not our sole consideration and we retain the discretion to award compensation that is non-deductible. In addition, due to U.S. tax reform legislation (as described below), the opportunity to design programs on a go-forward basis that are fully tax-deductible for our named executive officers has effectively been eliminated. Therefore, the tax-deductibility of compensation had less of an impact on the design of our compensation programs in 2019, and we expect that tax-deductibility will continue to have less of an impact on our program design in the future.
Section 162(m) of the Internal Revenue Code of 1986, as amended (together with the Treasury Regulations thereunder, the “Code”) generally disallows deductions for compensation paid to certain members of senior management in excess of $1 million per year. Historically, this deduction limitation did not apply to “performance-based” compensation as described in the regulations under Section 162(m). However, the Tax Cuts and Jobs Act, enacted on December 22, 2017, substantially modified Section 162(m) and, among other things, eliminated the performance-based exception to the $1 million deduction limit effective as of January 1, 2018. As a result, beginning in 2018, compensation paid to our named executive officers who are “covered employees” under Code Section 162(m) in excess of $1 million is generally nondeductible, whether or not it is performance-based. In addition, starting with our 2018 fiscal year, our “covered employees” under Code Section 162(m) will include any individual who serves as our CEO or CFO at any time during the fiscal year and our three next most highly compensated officers (other than our CEO and CFO) for the fiscal year, and once an individual becomes a “covered employee” for any fiscal year beginning after December 31, 2016, that individual will remain a “covered employee” for all future fiscal years, including following any termination of employment.
Hedging and Pledging Policy
Our insider trading policy expressly prohibits transactions involving hedging or pledging of shares of our common stock and other equity securities and derivatives by Covered Persons (defined as our and our subsidiaries’ officers, directors and employees, as well as their spouses, minor children, adult family members sharing the same household on a continuous basis, financial dependents, and any other person or entity over whom the officer, director or employee exercises substantial influence or control over his, her its securities trading decisions, and any other trust or other estate in which an officer, director or employee has a substantial beneficial interest or as to which he or she serves as trustee or in a similar capacity).

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the 2019 Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the Company’s management.
Based on this review and their discussions, the Compensation Committee has recommended to the Board of Directors that the 2019 Compensation Discussion and Analysis be included in the Annual Report.
The Compensation Committee
Clifford Press, Chairman
Virgis W. Colbert
Benjamin M. Crane
Compensation Committee Interlocks and Insider Participation
None.

2019 Summary Compensation Table
The following table contains information about the compensation paid to or earned by each of our NEOs in respect of the applicable fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Hana Khouri, Chief Executive Officer and President	2019	162,192	208,000	—	—	—	370,192
David M. Hammarley, Chief Financial Officer(4)	2019	404,904	212,500	—	1,280,000	60	1,897,464
	2018	31,154	—	—	169,087	10	200,251
Lawrence A. Goodfield, Jr., Chief Accounting Officer and Treasurer	2019	271,289	164,000	100,000	—	57	535,346
	2018	200,000	375,000	—	—	95	575,095
	2017	200,000	275,000	—	—	8,199	483,199
Kenneth A. May, Former Chief Executive Officer, President and Director(5)	2019	494,250	—	—	—	250,060	744,310
	2018	51,742	—	—	7,309,144	22,503	7,383,389
Sara A. Yakin, Former Chief Operating Officer(6)	2019	23,077	—	—	—	700,005	723,082
	2018	200,000	—	—	—	95	200,095

(1)
Due to the onset of the COVID-19 pandemic in the United States, the annual cash incentive bonuses relating to 2019 performance that are shown in the table were either deferred or cancelled and have not yet been paid to our NEOs as of the date hereof, other than for Mr. Hammarley. The Compensation Committee is still considering whether to pay our NEOs the 2019 bonuses at a later date or cancel the 2019 bonuses.

(2)
The amounts reported in these columns constitute the aggregate grant date fair value of each RSU and stock option award granted in the applicable years, calculated in accordance with FASB ASC Topic 718. For additional information regarding these awards, refer to the “Grants of Plan-Based Awards Table,” below. For a summary of the assumptions made in the valuation of these awards, please see Note 11 to our Consolidated Financial Statements included in this Annual Report.

(3)
The 2019 amounts reported in this column consist of the following: (i) for Mr. Hammarley, $60 for life insurance premiums; (ii) for Mr. Goodfield, $57 for life insurance premiums; (iii) for Mr. May, $60 for life insurance premiums and $250,000 for severance; (iv) for Ms. Watterson, $19] for life insurance premiums; and (iv) for Ms. Yakin, $5 of life insurance premiums and $700,000 as severance.

(4)	Mr. Hammarley ceased to serve as our Chief Financial Officer effective as of March 5, 2020.

(5)
In connection with Mr. May's retirement on November 11, 2019, the Company agreed to make an additional $100,000 payment on the one-year anniversary of his departure, subject to certain terms and conditions (including his continued compliance with his restrictive covenant obligations).

(6)	Ms. Yakin ceased to serve as our Chief Operating Officer effective as of January 22, 2019.
2019 Grants of Plan Based Awards Table

Name	Grant Date	All Other Stock Awards: Number of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (#/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
Lawrence A Goodfield, Jr.	4/11/2019	21,459	—	$—	$100,000
David M. Hammarley	4/11/2019	—	695,652	$4.66	$1,280,000

(1)
The amounts reported in this column constitute the aggregate grant date fair value of each award calculated in accordance with FASB ASC Topic 718. The awards granted are also disclosed in the “Stock Awards” and "Option Awards" columns in the “2019 Summary Compensation Table” above.

Outstanding Equity Awards at 2019 Fiscal Year-End
Stock Options

Name(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Kenneth A. May(2)	1,117,118	—	$5.44	2/9/2020
David M. Hammarley(3)	—	75,000	$5.44	11/12/2028
	—	695,652	$4.66	4/11/2029

RSUs

Name(1)	Number of Shares or Units that Have Not Yet Vested (#)	Market Value of Shares or Units of Stock That Have Not Yet Vested ($)
Lawrence A. Goodfield, Jr.	21,429	$78,403

(1)
Ms. Khouri held no outstanding options or RSUs as of December 31, 2019. In July 2019, Ms. Yakin was no longer an employee of Drive Shack and the 921,992 options previously held by her reverted back to an affiliate of Fortress, FIG LLC (the Company's former "Manager").

(2)
In connection with Mr. May's retirement on November 11, 2019, his option awards were modified to accelerate the vesting of 1,117,118 options, subject to a 90-day exercise period which expired on February 9, 2020. Mr. May forfeited the remaining 2,234,237 options upon his departure.

(3)
Mr. Hammarley’s options were scheduled to vest as follows: 75,000 vest and become exercisable on November 12, 2021, and 695,652 vest and become exercisable in equal annual installments on April 11, 2020, 2021 and 2022. In connection with Mr. Hammarley's departure on March 5, 2020, all of his outstanding options were forfeited.

(4)	Mr. Goodfield's RSUs are scheduled to vest as follows: 7,143 vest on each of the first three anniversaries of the grant date.
Outstanding Equity Awards at 2019 Fiscal Year-End
No options held by our NEOs were exercised in 2019, and no other stock awards held by our NEOs vested in 2019.
Potential Payments upon Termination or Change in Control
Mr. Hammarley
Mr. Hammarley’s employment agreement provides that if Mr. Hammarley’s employment is terminated by the Company without cause and Mr. Hammarley executes a separation agreement and release of claims in favor of the Company, then Mr. Hammarley will be eligible to receive continued payment of his base salary for one year following his termination, a pro-rated annual cash incentive bonus for the year of termination and continued participation in the Company’s benefit plans at active employee rates for 12 months following termination. Assuming a qualifying termination under his employment agreement had occurred on December 31, 2019, Mr. Hammarley would have received severance payments and benefits equal to $863,639 pursuant to his employment agreement.
Mr. Hammarley’s stock option agreement with the Company in respect of the stock options that were granted to him effective as of November 12, 2018 provides that upon a termination of employment by the Company without cause, by Mr. Hammarley for good reason or as a result of his death or disability, in each case that occurs on or after November 12, 2020, the stock options will immediately become vested. Such stock options would be forfeited upon such a termination that occurred on December 31. 2019.
Mr. Hammarley’s stock option agreement with the Company in respect of the options that were granted to him effective as of April 11, 2019 provides that upon a termination of employment by the Company without cause, by Mr. Hammarley for good reason or as a result of his death or disability, in each case that occurs prior to the vesting date of the final tranche of such stock options, the stock options that were scheduled to vest on the next scheduled vesting date will immediately become vested and exercisable. Assuming a qualifying termination under such stock option agreement had occurred on December 31, 2019, Mr. Hammarley would have received accelerated vesting of 231,884 stock options with no spread value calculated as of December 31, 2019 as the closing price per share as of such date was greater than the exercise price of the underlying options.
The 2018 Plan also generally provides for double-trigger protection upon a qualifying termination following a change in control of the Company, such that if (i) a change in control occurs and (ii) Mr. Hammarley’s employment was terminated by the Company or any of its successors or affiliates without cause or by Mr. Hammarley for good reason within 12 months following the change in control, then any unvested stock options will become fully vested and exercisable. Assuming a qualifying termination under the 2018 Plan had occurred following a change in control on December 31, 2019, Mr. Hammarley would have received accelerated vesting of 770,652 stock options with no spread value calculated as of December 31, 2019 as the closing price per share as of such date was greater than the exercise price of the underlying options.
Mr. Goodfield
Mr. Goodfield’s RSU agreement with the Company in respect of the RSUs that were granted to him effective as of April 11, 2019 provides that upon a termination of employment by the Company without cause or as a result of his death or disability, in each case that occurs prior to the vesting date of the final tranche of such RSUs, the RSUs that were scheduled to vest on the next scheduled vesting date will immediately become vested. Assuming a qualifying termination under such RSU agreement had occurred on December 31, 2019, Mr. Goodfield would have received accelerated vesting of 7,143 RSUs with a value equal to $26,143 calculated as of December 31, 2019 (based on the closing price per share as of such date).
The 2018 Plan also generally provides for double-trigger protection upon a qualifying termination following a change in control of the Company, such that if (i) a change in control occurs and (ii) Mr. Goodfield’s employment was terminated by the Company or any of its successors or affiliates without cause or by Mr. Goodfield for good reason within 12 months following the change in control, then any RSUs will be deemed fully vested. Assuming a qualifying termination under the 2018 Plan had occurred following a change in control on December 31, 2019, Mr. Goodfield would have received accelerated vesting of 21,429 RSUs with a value equal to $78,430 calculated as of December 31, 2019 (based on the closing price per share as of such date).
Mr. May
Mr. May retired as Chief Executive Officer and resigned from the Board of Directors on November 11, 2019, after reaching a mutual agreement with the Company regarding his termination from employment and service on the Board of Directors. As part of this mutual agreement and in order to secure a valid release of claims from Mr. May and to help ensure his continued compliance with certain restrictive covenant obligations, the Company agreed to make a $100,000 cash payment to Mr. May on the one-year anniversary of his departure. This payment will not be made to Mr. May if he violates the restrictive covenants on or before November 11, 2020. In addition, 1,117,118 options held by Mr. May became vested in connection with his termination and were subject to a 90-day exercise period which expired on February 9, 2020.
Ms. Yakin
Ms. Yakin ceased serving as our Chief Operating Officer effective as of January 22, 2019. In connection with her departure, the Company agreed to pay her $700,000 in severance.
Compensation Risk Assessment
In 2019, Korn Ferry supported management in conducting their risk assessment of our incentive compensation plans and practices. As a result of this analysis as well as their regular review of compensation policies and practices, management has concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee has reviewed and agrees with management’s conclusion.
CEO Pay Ratio for 2019
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we determined that the 2019 total compensation of Hana Khouri, our Chief Executive Officer, which totaled $608,000, on an annualized basis (with 2019 bonus pro-rated as of her start date), was approximately 55 times the total compensation of our median employee in 2019 calculated in the same manner, which totaled $11,058.
We identified the median employee using the W-2 compensation for 2019 of our employees, excluding our Chief Executive Officer, who were employed by us on December 31, 2019, the last day of our payroll year (whether employed on a full-time, part-time, seasonal or temporary basis). After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our CEO Compensation.
In determining our Chief Executive Officer and the amount of her compensation set out above, we chose the individual serving as Chief Executive Officer as of the median employee identification date and annualized her compensation pursuant to the requirements of Item 402(u) of Regulation S-K. In addition, the CEO Compensation includes the annual cash incentive bonus earned by our Chief Executive Officer with respect to her 2019 performance that, as described above, was either deferred or cancelled and has not yet been paid to our Chief Executive Officer as of the date hereof.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
Listed in the following table is certain information with respect to the beneficial ownership of shares of our common stock as of April 8, 2020 by each person known by us to be the beneficial owner of more than five percent of our common stock, and by each of our directors and named executive officers, individually, and our directors and executive officers as a group.
For purposes of this Annual Report, a “beneficial owner” means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares:

(i)	voting power, which includes the power to vote, or to direct the voting of, shares of our common stock; and/or

(ii)	investment power, which includes the power to dispose of, or to direct the disposition of, shares of our common stock.
A person is also deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security at any time within 60 days of April 8, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Wesley R. Edens(3)	8,562,319	12.8%
FMR LLC(4)	5,560,465	8.3%
American Assets Capital Advisers, LLC(5)	4,314,500	6.4%
BlackRock, Inc.(6)	4,137,166	6.2%
T. Rowe Price Associates, Inc.(7)	3,868,151	5.8%
Fortress Investment Group LLC and certain affiliates(8)	3,800,093	5.7%
William J. Clifford	55,480	*
Virgis W. Colbert	6,000	*
Benjamin M. Crane	—	*
Stuart A. McFarland	57,849	*
Clifford Press(9)	10,115	*
Hana Khouri(10)	3,355	*
Lawrence A. Goodfield, Jr.	24,153	*
Kenneth A. May(11)	—	*
David M. Hammarley(12)	—	*
Sara A. Yakin(13)	—	*
All directors and executive officers as a group (8 persons)	8,719,271	13.0%
*    Denotes less than 1%.

(1)	The address of all officers and directors listed above are in the care of Drive Shack Inc., 218 W. 18th Street, 3rd Floor, New York, NY 10011.

(2)	Percentages shown assume the exercise by such persons of all options to acquire shares of our common stock that are exercisable within 60 days of April 8, 2020, and no exercise by any other person.

(3)
Includes 8,562,319 shares over which Mr. Edens has sole voting and investment power (including 4,714,591 shares held by Mr. Edens directly, 3,847,728 shares held in a family trust for which he serves as trustee and 16,666 shares held in a charitable trust for which he serves as a trustee). Does not include: (i) 775 shares held by Mr. Edens’ spouse or (ii) 16,666 shares held in a charitable trust of which his spouse is sole trustee, in respect of which Mr. Edens disclaims beneficial ownership.

(4)
Sole voting power in respect of 198,172 shares and sole dispositive power in respect of 5,560,465 shares as stated in a Schedule 13G/A filed with the SEC on April 10, 2020. FMR LLC’s address is 245 Summer Street, Boston, MA 02210.

(5)
Shared voting and dispositive power in respect of 4,314,500 shares, as stated in a Schedule 13G filed with the SEC on February 4, 2019. American Assets Capital Advisors, LLC’s address is 11455 El Camino Real, Suite 140, San Diego, CA 92130.

(6)
Sole voting power in respect of 4,061,376 shares and sole dispositive power in respect of 4,137,166 shares as stated in a Schedule 13G filed with the SEC on February 7, 2020. BlackRock, Inc.’s address is 55 East 52nd Street, New York, NY 10055.

(7)
Sole voting power in respect of 790,531 shares and sole dispositive power in respect of 3,868,151 shares as stated in a Schedule 13G filed with the SEC on February 7, 2020. T. Rowe Price Associates, Inc.’s address is 100 E. Pratt Street, Baltimore, MD 2120.

(8)
Shared voting power and dispositive power in respect of 3,800,093 shares (including 172,848 shares held by FIG LLC directly and 3,627,245 shares issuable upon the exercise of options within 60 days that FIG LLC may acquire by exercising options to purchase shares within 60 days of April 8, 2020) as stated in a Schedule 13D/A filed with the SEC on August 16, 2019. Each of Fortress, Fortress Operating Entity I LP (“FOE I”) and FIG Corp., may also be deemed to beneficially own and share the power to vote and dispose of the 3,800,093 shares beneficially owned by FIG LLC, by virtue of FOE I being the Class A Member of FIG LLC, FIG Corp. being the general partner of FOE I, and by virtue of Fortress’s ownership of all the interests of FIG Corp. The addresses of each of Fortress, FIG LLC, FOE I and FIG Corp., are in the care of Fortress Investment Group LLC, 1345 Avenue of the Americas, New York, NY USA 10105.

(9)
Includes 333 shares issuable upon the exercise of options that are exercisable within 60 days of April 8, 2020. Does not include 574,100 shares held directly by Acacia Research Corporation, of which Clifford Press is currently the Chief Executive Officer and a member of the Board of Directors.

(10)	Includes 3,355 shares held directly by Ms. Khouri directly. Does not include 2,000 shares held by Ms. Khouri’s spouse.

(11)	Ceased employment with the Company, effective November 11, 2019.

(12)	Ceased employment with the Company, effective March 5, 2020.

(13)	Ceased employment with the Company, effective July 10, 2019.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	862,601		$1.00		—
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	2,893,078		$2.45		25,820	(D)
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	765,416		$4.01		—	(E)
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan	333		$3.78		—	(F)
Drive Shack Inc. 2018 Omnibus Incentive Plan	1,309,652	(A)	$4.75	(C)	5,343,078	(G)
Total Approved	5,831,080	(B)	$2.78	(C)	5,368,898

Equity Compensation Plans Not Approved by Security Holders:
November 2013 Manager Option Award	489,148		$3.57		—
2018 Employment Inducement Award	1,098,736		$5.44		—
Total Not Approved	1,587,884		$4.86		—
See notes to table below:

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
Nonqualified Option and Incentive Award Plans
For further information, please see Note 11 to our Consolidated Financial Statements included in this Annual Report.

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
Item 13.    Certain Relationships and Related Transactions, Director Independence.
Review of Transactions with Related Persons
SEC rules define “transactions with related persons” to include any transaction in which the Company is a participant, the amount involved exceeds $120,000, and in which any “related person,” including any officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities or an immediate family member of any of the foregoing, has a direct or indirect material interest. The Company adopted a written policy that outlines procedures for approving transactions with related persons, and the independent directors review and approve or ratify such transactions pursuant to the procedures outlined in this policy. In determining whether to approve or ratify a transaction with a related person, the independent directors will consider a variety of factors they deem relevant, such as: the terms of the transaction; the terms available to unrelated third parties; the benefits to the Company; and the availability of other sources for comparable assets, products or services. The independent directors have also adopted standing pre-approvals under the policy for specified categories of transactions, including investments in securities offerings.
Tax Benefits Preservation Plan
On March 6, 2020, we entered into a Tax Benefits Preservation Plan, which we refer to in this Annual Report on Form 10-K as the “2020 Tax Plan,” with American Stock Transfer and Trust Company, LLC, as rights agent, which is intended to help protect our ability to use our tax net operating losses and certain other tax assets by deterring an “ownership change” (as defined under Section 382 of the Code). Under the terms of the 2020 Tax Plan, in general, if a person or group acquires beneficial ownership of 4.9% or more of the outstanding shares of our common stock without prior approval of our Board of Directors or without meeting certain exceptions (an “Acquiring Person”), the rights would become exercisable and our stockholders (other than the Acquiring Person) will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. The 2020 Tax Plan provides for certain exemptions to the definition of “Acquiring Person” as provided therein, including for Mr. Edens and any of his associates (provided that the foregoing exemption (x) shall apply only to the extent that the Company does not undergo an “owner shift” (as that term is defined in Section 382 of the Code) of 15% or more as a result of beneficial ownership of Company securities by Mr. Edens and (y) may be revoked at any time by the disinterested members of the Board as to future acquisitions.
Other Related Party Transactions
The Company incurred expenses for services of Ms. Khouri prior to execution of an employment agreement, which will be reimbursed to an affiliate of a member of the Board of Directors, subject to Board approval. The Company accrued $0.2 million in compensation expense for the year ended December 31, 2019.
A member of the Board of Directors owned or leased aircraft that the Company chartered from a third-party aircraft operator for business purposes in the course of operations. The Company paid the aircraft operator market rates for the charters. The amounts totaled less than $0.1 million for the year ended December 31, 2019.
The Company leased its former corporate office space from an affiliate of a member of the Board of Directors. The Company incurred $0.2 million in rent expense for the year ended December 31, 2019, which represents market rates for the office space.
The above transactions were reviewed and approved by the independent disinterested members of our Board of Directors.
From time to time, our directors and officers purchase shares of our common stock in connection with public offerings of our common stock. Such purchases are made at the public offering price.

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

(a)
within the preceding three years: (i) the director was employed by the Company; (ii) an immediate family member of the director was employed by the Company as an executive officer; (iii) the director or an immediate family member of the director received more than $120,000 per year in direct compensation from the Company (other than director or committee fees and pension or other forms of deferred compensation for prior service, so long as such compensation is not contingent on continued service); (iv) the director was employed by or affiliated with the independent registered public accounting firm of the Company; (v) an immediate family member of the director was employed by the independent registered public accounting firm of the Company as a partner, principal or manager; or (vi) an executive officer of the Company was on the compensation committee of a company which employed the director, or which employed an immediate family member of the director as an executive officer; or

(b)
he or she is a current employee, or an immediate family member is a current executive officer, of another company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross annual revenues.

The Board of Directors may determine, in its discretion, that a director is not independent notwithstanding qualification under the categorical standards. The Board of Directors has determined that each of Messrs. Clifford, Colbert, Crane, McFarland and Press are independent for purposes of NYSE Rule 303A and each such director has no material relationship with the Company. In making such determination, the Board of Directors took into consideration that certain directors have invested in the securities of private investment funds or companies managed by or affiliated with the Company’s former Manager.
The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which is composed entirely of independent directors.
Item 14.    Principal Accounting Fees and Services.
During the two most recent fiscal years, we engaged Ernst & Young LLP to provide us with audit, audit-related and tax services. Services provided included audits of the Company's consolidated financial statements and internal control over financial reporting, review of unaudited quarterly financial information, review and consultation regarding filings with the Internal Revenue Service, and consultation on financial and tax accounting and reporting matters. Fees for 2019 and 2018 were as follows:

Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2019	$1,182,680	$—	$443,446	$—
2018	$1,484,501	$150,000	$515,238	$—
Audit Fees. Audit fees are fees billed for the consolidated financial statements, including the audit of internal control over financial reporting and the review of the Company’s quarterly reports on Form 10-Q, consultation on audit related matters and required review of SEC filings.
Audit-Related Fees. Audit-related fees primarily included attest services not required by statute or regulation.
Tax Fees. Tax fees for the years ended December 31, 2019 and 2018 related to tax planning and advice, as well as compliance and return preparation.
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
Item 15.    Exhibits
Exhibits filed with this Form 10-K/A:

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

April 29, 2020