Form 10-Q
period 2020-03-31
Drive Shack Inc.
filed 2020-05-11
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Common stock, $0.01 par value per share: 67,070,513 shares outstanding as of May 1, 2020.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, (i) the timing and conditions under which we may reopen some or all of our golf entertainment and traditional golf venues, (ii) the operation of our golf entertainment and traditional golf venues in light of the COVID-19 pandemic following their anticipated reopening, (iii) the adequacy of our cash flows from operations and available cash to meet our liquidity needs, including in the event of a prolonged closure of our venues, (iv) our ability to modify the timing of certain contractual payments owed, (v) our ability to obtain additional financing and (vi) our results of operations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•
factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, disturbances, natural disasters, and terrorist activities;

•
regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19, including with respect to business operations, safety protocols and public gatherings;

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

•	inability to execute on our growth and development strategy by successfully developing, opening and operating new venues;

•	impacts of any failures of our information technology and cybersecurity systems;

•	the impact of any current or further legal proceedings and regulatory investigations and inquiries; and

•	other risks detailed from time to time, particularly under the heading “Risk Factors” in this report and in our subsequent filings with the Securities and Exchange Commission, (the "SEC").

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

DRIVE SHACK INC.
FORM 10-Q

SIGNATURES	37

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$16,785	$28,423
Restricted cash	3,041	3,103
Accounts receivable, net of allowance of $904 and $1,082, respectively	4,190	5,249
Real estate assets, held-for-sale, net	16,970	16,948
Real estate securities, available-for-sale	3,103	3,052
Other current assets	13,966	17,521
Total current assets	58,055	74,296
Restricted cash, noncurrent	513	438
Property and equipment, net of accumulated depreciation	184,219	179,641
Operating lease right-of-use assets	212,246	215,308
Intangibles, net of accumulated amortization	16,780	17,565
Other investments	24,365	24,020
Other assets	5,245	4,723
Total assets	$501,423	$515,991

Liabilities and Equity
Current liabilities
Obligations under finance leases	$6,004	$6,154
Membership deposit liabilities	10,784	10,791
Accounts payable and accrued expenses	31,242	25,877
Deferred revenue	25,118	26,268
Real estate liabilities, held-for-sale	4	4
Other current liabilities	23,367	23,964
Total current liabilities	96,519	93,058
Credit facilities and obligations under finance leases - noncurrent	12,468	13,125
Operating lease liabilities - noncurrent	185,802	187,675
Junior subordinated notes payable	51,190	51,192
Membership deposit liabilities, noncurrent	97,648	95,805
Deferred revenue, noncurrent	6,389	6,283
Other liabilities	3,496	3,278
Total liabilities	$453,512	$450,416

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2020 and December 31, 2019	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,070,513 and 67,068,751 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	671	671
Additional paid-in capital	3,177,384	3,177,183
Accumulated deficit	(3,193,399)	(3,175,572)
Accumulated other comprehensive income	1,672	1,710
Total equity	$47,911	$65,575

Total liabilities and equity	$501,423	$515,991

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Golf operations	$48,625	$44,706
Sales of food and beverages	12,510	9,246
Total revenues	61,135	53,952

Operating costs
Operating expenses	54,367	47,723
Cost of sales - food and beverages	3,655	2,698
General and administrative expense	9,818	11,619
Depreciation and amortization	6,794	4,924
Pre-opening costs	552	1,179
Impairment and other losses	792	4,088
Total operating costs	75,978	72,231
Operating loss	(14,843)	(18,279)

Other income (expenses)
Interest and investment income	130	344
Interest expense, net	(2,745)	(2,153)
Other income, net	367	5,488
Total other income (expenses)	(2,248)	3,679
Loss before income tax	(17,091)	(14,600)
Income tax expense	271	—
Net Loss	(17,362)	(14,600)
Preferred dividends	(1,395)	(1,395)
Loss Applicable to Common Stockholders	$(18,757)	$(15,995)

Loss Applicable to Common Stock, per share
Basic	$(0.28)	$(0.24)
Diluted	$(0.28)	$(0.24)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,069,534	67,027,104
Diluted	67,069,534	67,027,104

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Net loss	$(17,362)	$(14,600)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(38)	—
Other comprehensive loss	(38)	—
Total comprehensive loss	$(17,400)	$(14,600)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(17,400)	$(14,600)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$65,575
Dividends declared	—	—	—	—	—	(465)	—	(465)
Stock-based compensation	—	—	—	—	201	—	—	201
Shares issued from restricted stock units	—	—	1,762	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(17,362)	—	(17,362)
Other comprehensive loss	—	—	—	—	—	—	(38)	(38)
Total comprehensive loss								(17,400)
Equity (deficit) - March 31, 2020	2,463,321	$61,583	67,070,513	$671	$3,177,384	$(3,193,399)	$1,672	$47,911

Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,222	—	—	1,222
Adoption of ASC 842	—	—	—	—	—	(9,831)		(9,831)
Comprehensive income (loss)
Net loss	—	—	—	—	—	(14,600)	—	(14,600)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(14,600)
Equity (deficit) - March 31, 2019	2,463,321	$61,583	67,027,104	$670	$3,177,065	$(3,131,133)	$1,878	$110,063

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(17,362)	$(14,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,794	4,924
Amortization of discount and premium	(91)	(56)
Other amortization	1,904	1,938
Amortization of revenue on golf membership deposit liabilities	(364)	(379)
Amortization of prepaid golf membership dues	(4,076)	(3,323)
Non-cash operating lease expense	958	1,628
Stock-based compensation	201	1,222
Impairment and other losses	792	4,088
Equity in earnings from equity method investments, net of distributions	(344)	(341)
Other (gains) losses, net	46	(5,006)
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	3,913	(1,052)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	5,052	(11,234)
Net cash used in operating activities	(2,577)	(22,191)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	91	17,749
Acquisition and additions of property and equipment and intangibles	(6,573)	(22,717)
Net cash used in investing activities	(6,482)	(4,968)
Cash Flows From Financing Activities
Repayments of debt obligations	(1,484)	(1,397)
Golf membership deposits received	489	357
Preferred stock dividends paid	(1,395)	(1,395)
Other financing activities	(176)	(3)
Net cash used in financing activities	(2,566)	(2,438)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(11,625)	(29,597)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	31,964	82,819
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$20,339	$53,222

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$—	$930
Additions to finance lease assets and liabilities	$1,028	$6,352
Increases in accounts payable and accrued expenses related to the purchase of property and equipment	$3,771	$2,258

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 2020
(dollars in tables in thousands, except share data)

1. ORGANIZATION
Drive Shack Inc., which is referred to, together with its subsidiaries, as Drive Shack Inc. or the Company, is an owner and operator of golf-related leisure and "eatertainment" venues focused on bringing people together through competitive socializing. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
As of March 31, 2020, the Company owned or leased 4 Entertainment Golf venues across 3 states. We opened our first Entertainment Golf venue in Orlando, Florida, in April 2018, which has largely served as our research and development and testing venue. During the second half of 2019, we opened three Generation 2.0 core Drive Shack venues in Raleigh, North Carolina; Richmond, Virginia; and West Palm Beach, Florida.
The Company’s Traditional Golf business is one of the largest operators of golf properties in the United States. As of March 31, 2020, the Company owned, leased or managed 61 traditional golf properties across 9 states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COVID-19 — In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). In response to the rapid spread of COVID-19, authorities around the world have implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Many jurisdictions in which we operate required mandatory store closures or imposed capacity limitations and other restrictions affecting our operations. As a result, between March 19 and March 20, 2020, we temporarily closed all of our entertainment golf and substantially all of our traditional golf venues, and furloughed a substantial majority of our employees. We continue to monitor government guidelines and requirements in each geographic region in which we operate and we will resume operations on a case-by-case basis as soon as possible based on local conditions. In response to the uncertainty caused by the pandemic, we took several actions after we suspended operations to preserve our liquidity position and to prepare for multiple contingencies. We are generating minimal revenue from our venues as of the date of this report.

The COVID-19 pandemic remains a rapidly evolving situation and the extended length of the outbreak and related government response may cause prolonged periods of venue closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending. These may lead to increased asset recovery and valuation risks, such as impairment of long-lived and other assets. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. The Company currently expects these developments to result in a material adverse impact on its revenues, results of operations and cash flows.

Going Concern — The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

However, as noted above, we temporarily closed all of our entertainment golf and substantially all of our traditional golf venues, eliminating substantially all of the Company's revenue sources. The loss of revenues and uncertainty related to the COVID-19 pandemic discussed above raises substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the degree of success of management's plans to manage existing cash balances during the closure and to obtain additional financing to fund its short-term liquidity requirements. In order to manage existing cash balances, management reduced spending broadly, including furloughing a substantial majority of our employees, pausing construction on future planned venues to reduce capital spending, and suspending declaration of dividends on our preferred stock, and also deferred payment of certain operating and corporate expenditures. The Company is actively seeking to sell its remaining Traditional Golf property that is held-for-sale and believes that a sale is probable and would mitigate the substantial doubt raised by the COVID-19 pandemic and satisfy the Company's estimated liquidity needs through 12 months from the issuance of the financial statements. The Company is also exploring additional debt financing, including potential financing options made

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

available under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, public or private equity issuances, and additional ways to strategically monetize our remaining real estate securities and other investments. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all.

Basis of Presentation — The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2020. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s Consolidated Financial Statements for the year ended December 31, 2019.

The Company’s significant accounting policies for these financial statements as of March 31, 2020 are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended March 31,
	2020	2019
Collateral management fee income, net	72	128
Equity in earnings of equity method investments	344	341
Gain (loss) on sale of long-lived assets and intangibles	48	5,029
Other (loss) income	(97)	(10)
Other income, net	$367	$5,488
Real Estate, Held-for-Sale — Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs to sell. The Company suspends depreciation and amortization for assets held-for-sale. Subsequent changes to the estimated fair value less costs to sell could impact the measurement of assets held-for-sale. Decreases below carrying value are recognized as an impairment loss and recorded in "Impairment and other losses" on the Consolidated Statements of Operations. To the extent the fair value increases, any previously reported impairment is reversed to the extent of the impairment taken. Real estate held-for-sale is recorded in “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale” on the Consolidated Balance Sheets.

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

All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined using a portfolio approach based on the rate of interest that the Company would pay to borrow an amount equal to the lease payments for a similar term and in a similar economic environment on a collateralized basis. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives received. Operating leases are subsequently amortized into lease cost on a straight-line basis. Depreciation of the finance lease ROU assets is subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization" on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

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

Other Investments — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity in a commercial real estate project. The Company accounts for this investment as an equity method investment. As of March 31, 2020, and December 31, 2019, the carrying value of this investment was $24.4 million and $24.0 million, respectively. The Company evaluates its equity method investment for other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near-term prospects of the commercial real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, changes in market rental rates, and operating results. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value this real estate investment fall within Level 3 for fair value reporting.

Impairment of Long-lived Assets — The Company periodically reviews the carrying amounts of its long-lived assets, including real estate held-for-use and held-for-sale, as well as finite-lived intangible assets and right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount is greater than the expected undiscounted cash flows, the asset is considered impaired and an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.

Other Current Assets

The following table summarizes the Company's other current assets:

	March 31, 2020	December 31, 2019
Managed course receivables	$3,434	$5,426
Prepaid expenses	3,097	3,608
Deposits	962	1,374
Inventory	3,014	2,762
Miscellaneous current assets, net	3,459	4,351
Other current assets	$13,966	$17,521

Other Assets

The following table summarizes the Company's other assets:

	March 31, 2020	December 31, 2019
Prepaid expenses	$604	$317
Deposits	2,455	2,123
Miscellaneous assets, net	2,186	2,283
Other assets	$5,245	$4,723

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	March 31, 2020	December 31, 2019
Operating lease liabilities	17,186	16,922
Accrued rent	2,586	2,769
Dividends payable	—	930
Miscellaneous current liabilities	3,595	3,343
Other current liabilities	$23,367	$23,964

Other Liabilities

The following table summarized the Company's other liabilities:

	March 31, 2020	December 31, 2019
Service obligation intangible	1,687	1,776
Miscellaneous liabilities	1,809	1,502
Other liabilities	$3,496	$3,278

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of this guidance. In April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which addresses certain fair value disclosure requirements, the measurement basis under the measurement alternative and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief, which allows entities to elect to measure assets in the scope of ASC 326-20, using the fair value option when ASU 2016-13 is adopted. The effective date of the standards will be for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the standard on January 1, 2020. The adoption did not impact the Consolidated Financial Statements.

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
MARCH 31, 2020
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

	Three Months Ended March 31, 2020
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$3,910	$16,023	$13,655	$15,037	$48,625
Sales of food and beverages	6,207	4,285	2,018	—	12,510
Total revenues	$10,117	$20,308	$15,673	$15,037	$61,135

	Three Months Ended March 31, 2019
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$681	$17,464	$15,454	$11,107	$44,706
Sales of food and beverages	1,040	5,476	2,730	—	9,246
Total revenues	$1,721	$22,940	$18,184	$11,107	$53,952

(A)	Includes $13.3 million for the three months ended March 31, 2020, and $9.8 million for the three months ended March 31, 2019, due to management contract reimbursements reported under ASC 606.

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

The Company opened its first Entertainment Golf venue in Orlando, Florida, in April 2018. During the second half of 2019, the Company opened three Generation 2.0 core Entertainment Golf venues in Raleigh, North Carolina; Richmond, Virginia; and West Palm Beach, Florida.

Additionally, the Company's Traditional Golf business is one of the largest operators of golf properties in the United States. As of March 31, 2020, the Company owned, leased or managed 61 Traditional Golf properties across 9 states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended March 31, 2020
Revenues
Golf operations	$3,910	$44,715	$—	$48,625
Sales of food and beverages	6,207	6,303	—	12,510
Total revenues	10,117	51,018	—	61,135
Operating costs
Operating expenses	8,172	46,195	—	54,367
Cost of sales - food and beverages	1,610	2,045	—	3,655
General and administrative expense (A)	3,169	3,093	2,378	8,640
General and administrative expense - acquisition and transaction expenses (B)	34	122	1,022	1,178
Depreciation and amortization	3,020	3,703	71	6,794
Pre-opening costs (C)	552	—	—	552
Impairment and other losses	—	792	—	792
Total operating costs	16,557	55,950	3,471	75,978
Operating loss	(6,440)	(4,932)	(3,471)	(14,843)
Other income (expenses)
Interest and investment income	1	15	114	130
Interest expense (D)	(105)	(2,147)	(526)	(2,778)
Capitalized interest (D)	—	9	24	33
Other (loss) income, net	—	(46)	413	367
Total other income (expenses)	(104)	(2,169)	25	(2,248)
Income tax expense	—	—	271	271
Net (loss) income	(6,544)	(7,101)	(3,717)	(17,362)
Preferred dividends	—	—	(1,395)	(1,395)
(Loss) income applicable to common stockholders	$(6,544)	$(7,101)	$(5,112)	$(18,757)

	Entertainment Golf	Traditional Golf	Corporate (E)	Total
March 31, 2020
Total assets	164,212	299,573	37,638	501,423
Total liabilities	41,182	349,105	63,225	453,512
Preferred stock	—	—	61,583	61,583
Equity attributable to common stockholders	$123,030	$(49,532)	$(87,170)	$(13,672)

Additions to property and equipment (including finance leases) during the three months ended March 31, 2020	$4,240	$1,894	$403	$6,537

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended March 31, 2019
Revenues
Golf operations	$681	$44,025	$—	$44,706
Sales of food and beverages	1,040	8,206	—	9,246
Total revenues	1,721	52,231	—	53,952
Operating costs
Operating expenses	1,747	45,976	—	47,723
Cost of sales - food and beverages	251	2,447	—	2,698
General and administrative expense (A)	3,379	3,897	3,944	11,220
General and administrative expense - acquisition and transaction expenses (B)	157	153	89	399
Depreciation and amortization	709	4,217	(2)	4,924
Pre-opening costs (C)	1,179	—	—	1,179
Impairment and other losses	—	4,088	—	4,088
Total operating costs	7,422	60,778	4,031	72,231
Operating loss	(5,701)	(8,547)	(4,031)	(18,279)
Other income (expenses)
Interest and investment income	132	38	174	344
Interest expense (D)	(3)	(2,190)	(626)	(2,819)
Capitalized interest (D)	—	188	478	666
Other (loss) income, net	(7)	5,030	465	5,488
Total other income (expenses)	122	3,066	491	3,679
Income tax expense	—	—	—	—
Net loss	(5,579)	(5,481)	(3,540)	(14,600)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(5,579)	$(5,481)	$(4,935)	$(15,995)

(A)	General and administrative expenses include severance expense in the amount of $0.7 million for the three months ended March 31, 2020, and $0.4 million for the three months ended March 31, 2019.

(B)
Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions and strategic initiatives which may include advisory, legal, accounting and other professional or consulting fees.

(C)
Pre-opening costs are expensed as incurred and consist primarily of site-related marketing expenses, lease expense, employee payroll, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.

(D)
Interest expense includes the accretion of membership deposit liabilities in the amount of $1.9 million for the three months ended March 31, 2020, and $1.9 million for the three months ended March 31, 2019. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

(E)	Total assets in the corporate segment include an equity method investment in the amount of $24.4 million as of March 31, 2020 recorded in other investments on the Consolidated Balance Sheets.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	146,474	(38,359)	108,115	147,146	(36,349)	110,797
Furniture, fixtures and equipment	53,459	(21,317)	32,142	52,327	(19,484)	32,843
Finance leases - equipment	34,107	(14,893)	19,214	36,166	(16,047)	20,119
Construction in progress	17,978	—	17,978	9,112	—	9,112
Total Property and Equipment	$258,788	$(74,569)	$184,219	$251,521	$(71,880)	$179,641

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. As of March 31, 2020, the Company continues to present one golf property as held-for-sale. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively.

The real estate assets, held-for-sale, net are reported at a carrying value of $17.0 million and include $12.6 million of land, $4.0 million of buildings and improvements, $0.2 million of furniture, fixtures and equipment, and $0.2 million of other related assets, partially offset by accumulated impairment.

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

No golf properties were sold during the three months ended March 31, 2020.

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
Lease related costs recognized in the Consolidated Statements of Operations for the three months ended March 31, 2020 are as follows:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

Three Months Ended March 31, 2020
Finance lease cost
Amortization of right-of-use assets	$1,532
Interest on lease liabilities	341
Total finance lease cost	1,873

Operating lease cost
Operating lease cost	9,267
Short-term lease cost	428
Variable lease cost	2,788
Total operating lease cost	12,483
Total lease cost	$14,356
Other information related to leases included on the Consolidated Balance Sheet as of and for the three months ended March 31, 2020 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	212,246	19,214
Lease liabilities	202,988	18,272

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	8,303	340
Financing cash flows	N/A	1,484

Right-of-use assets obtained in exchange for lease liabilities	2,459	1,028

Weighted average remaining lease term	12.6 years	3.4 years
Weighted average discount rate	8.3%	7.3%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 are as follows:

	Operating Leases	Financing Leases
April 1, 2020 - December 31, 2020	24,277	5,508
2021	31,944	6,018
2022	30,673	4,454
2023	30,511	3,434
2024	24,659	1,284
Thereafter	202,618	90
Total minimum lease payments	344,682	20,788
Less: imputed interest	141,694	2,516
Total lease liabilities	$202,988	$18,272

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(146)	$554	$700	$(140)	$560
Management contracts	31,830	(17,435)	14,395	32,331	(17,342)	14,989
Internally-developed software	258	(40)	218	252	(27)	225
Membership base	5,236	(4,675)	561	5,236	(4,488)	748
Nonamortizable liquor licenses	1,052	—	1,052	1,043	—	1,043
Total Intangibles	$39,076	$(22,296)	$16,780	$39,562	$(21,997)	$17,565

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at March 31, 2020 and December 31, 2019:

		March 31, 2020							December 31, 2019
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	3.09%	3.09%	23.7	$200	$200	$200
Finance leases (Equipment)	Jul 2014 - Mar 2020	18,272	18,272	Apr 2020 - Sep 2025	3.00% to 15.00%	7.33%	3.4	—	19,079	19,079
		18,472	18,472			7.28%	3.6	200	19,279	19,279
Less current portion of obligations under finance leases		6,004	6,004						6,154	6,154
Credit facilities and obligations under finance leases - noncurrent		12,468	12,468						13,125	13,125
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,190	Apr 2035	LIBOR+2.25%	3.99%	15.1	51,004	51,004	51,192
Total debt obligations		$69,476	$69,662			4.86%	12.0	$51,204	$70,283	$70,471

(A)	Including the effect of deferred financing costs.

(B)	Interest rate based on 3 month LIBOR plus 2.25%. Collateral for this obligation is the Company's general credit.

9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at March 31, 2020, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	March 31, 2020
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$2,952	$(1,521)	$1,431	$1,672	$—	$3,103	1	CCC	1.53%	30.37%	3.9	45.6%
Total Securities, Available for Sale (E)	$4,000	$2,952	$(1,521)	$1,431	$1,672	$—	$3,103	1

(A)	See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

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

The Company had no securities in an unrealized loss position as of March 31, 2020.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2020:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$3,103	$3,103	Pricing models - Level 3
Cash and cash equivalents	16,785	16,785
Restricted cash, current and noncurrent	3,554	3,554
Liabilities
Junior subordinated notes payable	51,190	5,459	Pricing models - Level 3

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
MARCH 31, 2020
(dollars in tables in thousands, except share data)

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

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,431	$3,103	10.0%	8.0%	2.6%	70.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2020 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2019	$3,052
Total gains (losses) (A)
Included in other comprehensive income (loss)	(38)
Amortization included in interest income	109
Purchases, sales and repayments (A)
Proceeds	(20)
Balance at March 31, 2020	$3,103

(A)
None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the three months ended March 31, 2020. There were no transfers into or out of Level 3 during the three months ended March 31, 2020.

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
MARCH 31, 2020
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the three months ended March 31, 2020:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2019	6,898,346	$3.26
Expired	(1,117,118)	5.44
Forfeited	(770,652)	4.74
Balance at March 31, 2020	5,010,576	$2.55	2.92

Exercisable at March 31, 2020	3,702,422	$2.56	2.94

As of March 31, 2020, the Company’s outstanding options were summarized as follows:

Number of Options
Held by the former Manager	3,627,245
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	1,382,998
Issued to the independent directors	333
Issued to Drive Shack employees	—
Total	5,010,576
Weighted average strike price	$2.55

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

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $(0.1) million during the three months ended March 31, 2020, and $1.2 million during the three months ended March 31, 2019, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $2.0 million as of March 31, 2020 and will be expensed over a weighted average of 2.2 years.

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the three months ended March 31, 2020.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2019	520,618	$4.66
Released	(1,762)	$4.73
Forfeited	(67,248)	$4.58
Balance at March 31, 2020	451,608	$4.67

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period. During the three months ended March 31, 2020, the Company granted no RSUs to non-employee directors and no RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the three months ended March 31, 2020, the Company granted no RSUs to employees. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to RSUs was $0.3 million during the three months ended March 31, 2020, respectively, and less than $0.1 million for the three months ended March 31, 2019. Stock-based compensation expense was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $1.3 million as of March 31, 2020 and will be expensed over a weighted average of 2.0 years.

C. Dividends

On November 11, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning November 1, 2019 and ending January 31, 2020. Dividends totaling $1.4 million were paid on January 31, 2020. No dividends were declared during the three months ended March 31, 2020.

D. Earnings Per Share

The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2020	2019
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(18,757)	$(15,995)
Loss Applicable to Common Stockholders	$(18,757)	$(15,995)
Denominator:
Denominator for basic earnings per share - weighted average shares	67,069,534	67,027,104
Effect of dilutive securities
Options	—	—
RSUs	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	67,069,534	67,027,104
Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.28)	$(0.24)
Loss Applicable to Common Stock, per share	$(0.28)	$(0.24)
Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.28)	$(0.24)
Loss Applicable to Common Stock, per share	$(0.28)	$(0.24)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

The Company’s dilutive securities are outstanding stock options and RSUs. During the three months ended March 31, 2020, based on the treasury stock method, the Company had 964,335 potentially dilutive securities, which were excluded due to the Company's loss position. During the three months ended March 31, 2019, based on the treasury stock method, the Company had 2,233,692 potentially dilutive securities.

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Agreements with the Former Manager

At March 31, 2020, Fortress, through its affiliates, and principals of Fortress, owned 9.0 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.6 million shares of the Company’s common stock (Note 11).

Other Affiliated Entities
The Company incurred expenses for services of Ms. Khouri prior to execution of an employment agreement, which will be reimbursed to an affiliate of a member of the Board of Directors, subject to Board approval. The Company accrued $0.2 million in compensation expense for the year ended December 31, 2019, and an additional $0.1 million for the three months ended March 31, 2020.

13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2020, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - As of March 31, 2020, the Company has additional operating leases that have not yet commenced of $98.0 million. The leases are expected to commence over the next 12 - 24 months with lease terms of approximately 10 - 20 years. These leases are primarily real estate leases for future Entertainment Golf venues and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies which generally occurs prior to construction.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.3 million for the three months ended March 31, 2020. There was no income tax provision for the three months ended March 31, 2019. The increase in the income tax provision is due to tax on excess inclusion income and an increase in unrecognized tax benefits related to the current period.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2020 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

At December 31, 2019, the Company reported a total liability for unrecognized tax benefits of $1.2 million. During the three months ended March 31, 2020, the Company increased the liability by $0.1 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2020
(dollars in tables in thousands, except share data)

On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020, and a temporary suspension of certain other limitations on the use of NOLs; (2) accelerated refund of AMT credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods and the fact the Company was already expecting to receive a cash benefit for the remaining AMT credits in 2020.

15. IMPAIRMENT AND OTHER LOSSES

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
Traditional golf properties (held-for-sale)	$—	$952
Traditional golf properties (held-for-use)	792	3,136
Total impairment and other losses	$792	$4,088

Held-for-Sale Impairment: For the three months ended March 31, 2019, the Company recognized impairment losses and recorded accumulated impairment totaling approximately $1.0 million on two golf properties. The fair value measurements were based on expected selling prices, less costs to sell. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

Held-for-Use Impairment: For the three months ended March 31, 2020, the Company recorded impairment charges totaling $0.8 million for one property. For the three months ended March 31, 2019, the Company recorded impairment charges totaling $3.1 million for one golf property. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

16. SUBSEQUENT EVENTS

Preferred Dividends in Arrears - No dividends on Drive Shack Inc.’s cumulative preferred stock have been declared during 2020, and as of the date of this Quarterly Report on Form 10-Q, $1.4 million of dividends on Drive Shack Inc.’s cumulative preferred stock were unpaid and in arrears.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) - On March 27, 2020, Congress enacted the CARES Act to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures. See Note 14 in Part I, Item 1 “Financial Statements” for additional information.

This legislation was enacted during the period covered by this Form 10-Q, but the effective date is subsequent to March 31, 2020. We continue to evaluate applicability and benefits of the provisions and stimulus measures being provided under the CARES Act to determine its impacts to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc., which is referred to, together with its subsidiaries as Drive Shack Inc. or the Company. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto and with Part II, Item 1A. “Risk Factors” included herein.

GENERAL

The Company is an owner and operator of golf-related leisure and "eatertainment" venues focused on bringing people together through competitive socializing. The Company, a Maryland corporation, was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.”
Covid-19 Pandemic
In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). In response to the pandemic, many states and localities in which we operate have issued stay-at-home orders and other social distancing measures, in addition to mandatory store closures, capacity limitations and other restrictions affecting our operations. Between March 19 and March 20, 2020, we temporarily closed all of our entertainment golf and substantially all of our traditional golf venues. As of May 7, 2020, all of our golf entertainment venues were temporarily closed and 30 of our traditional golf courses were temporarily closed.
In response to the uncertainty of the circumstances described above, we continue to implement plans to adapt to changing circumstances arising from this pandemic. We have constructed a plan to enhance cleaning, sanitizing and handwashing protocols, as well as to provide masks, gloves, hand sanitizers and other protective equipment necessary to ensure the safety of our employees and guests. In addition, we expect to re-open our golf entertainment venues located in Florida in May, subject, in the case of West Palm Beach, to the expansion of the state's re-opening order to include Palm Beach county.
To further preserve our liquidity, we have also taken the following measures to reduce costs: (i) suspended all non-essential capital expenditures, including the suspension of all capital expenditures for design and construction of future venues; (ii) furloughed or laid off a substantial majority of our personnel; (iii) deferred cash compensation for our Board of Directors; (iv) undertook significant reductions in staffing and operating expenses across all venues; and (v) suspended payment of all 2019 bonuses. Additionally, we are undertaking conversations with landlords to discuss potential deferral or abatement of rent payments.
As we plan for re-opening in our entertainment golf segment, albeit in a restricted and modified capacity, we will work closely with local authorities, Centers for Disease Control ("CDC") guidelines and our landlords during the process, and will follow any and all social distancing and other safety restrictions and recommendations.
As we move through this transition, we expect to incur some labor inefficiencies as we adjust to new protocols and operating models with a goal to remain as efficient as possible, while still offering safe and high quality service to our communities. We will also incur additional costs and investments in supplies necessary to keep our teams and guests safe, such as face coverings, gloves and additional secure packaging for all orders, directional signage and cleaning supplies, which are all expected to be ongoing for a period of time. Given the dynamic and unpredictable nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we expect the impact to continue to have a material adverse impact on our revenues, results of operations and cash flows. We will continue to monitor the rapidly evolving situation and guidance from international and domestic authorities.
CARES Act
On March 27, 2020, Congress enacted the CARES Act to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures. See Note 14 in Part I, Item 1 “Financial Statements” for additional information.
This legislation was enacted during the period covered by this Form 10-Q, but the effective date is subsequent to March 31, 2020. We continue to evaluate applicability and benefits of the provisions and stimulus measures being provided under the CARES Act to determine its impacts to the Company.
In April 2020, four of our subsidiaries entered into notes payable with J.P. Morgan pursuant to the Paycheck Protection Program Loan under the CARES Act, in an aggregate principal amount equal to $5,276,742. On May 1, 2020, we returned the entire outstanding balance, inclusive of interest.

Business Overview

We conduct our business through two primary operating segments:

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
American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of March 31, 2020, we owned, leased or managed 61 properties across 9 states and have approximately 37,000 members. American Golf is focused on delivering lasting experiences for our guests, who played over 475,000 rounds at our properties during the three months ended March 31, 2020.
Our operations are organized into three principal revenue-generating categories: (1) public properties (leased and owned), (2) private properties (leased and owned) and (3) managed properties (public and private). We organize our operations in this manner due to the nature of the revenue streams generated by these properties.
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
Managed Properties. Our 23 managed properties are managed by American Golf pursuant to management agreements with the owners of each property.  We recognize revenue from each of these properties in an amount equal to a management fee and the reimbursements of certain operating costs.

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

Actual results have historically been in line with management’s estimates and judgments used in applying each of the accounting policies and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. However, the Company does not expect our assessments and assumptions to materially change in the future. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. See Note 2 in Part I, Item 1 “Financial Statements” for additional information.

Recent Accounting Pronouncements

See Note 2 in Part I, Item 1. “Financial Statements” for information about recent accounting pronouncements.

RESULTS OF OPERATIONS

The following tables summarize the changes in our results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	Amount	%
Revenues
Golf operations (A)	$48,625	$44,706	$3,919	8.8%
Sales of food and beverages	12,510	9,246	3,264	35.3%
Total revenues	61,135	53,952	7,183	13.3%
Operating costs
Operating expenses (A)	54,367	47,723	6,644	13.9%
Cost of sales - food and beverages	3,655	2,698	957	35.5%
General and administrative expense	9,818	11,619	(1,801)	(15.5)%
Depreciation and amortization	6,794	4,924	1,870	38.0%
Pre-opening costs	552	1,179	(627)	(53.2)%
Impairment and other losses	792	4,088	(3,296)	(80.6)%
Total operating costs	75,978	72,231	3,747	5.2%
Operating loss	(14,843)	(18,279)	(3,436)	(18.8)%
Other income (expenses)
Interest and investment income	130	344	(214)	(62.2)%
Interest expense, net	(2,745)	(2,153)	592	27.5%
Other income (loss), net	367	5,488	(5,121)	93.3%
Total other income (expenses)	(2,248)	3,679	(5,927)	161.1%
Loss before income tax	$(17,091)	$(14,600)	$2,491	17.1%

(A)	Includes $13.3 million for the three months ended March 31, 2020, and $9.8 million for the three months ended March 31, 2019, due to management contract reimbursements reported under ASC 606.

Revenues from Golf Operations

Revenues from golf operations increased by $3.9 million primarily due to increases of: (i) $4.0 million in our Traditional Golf business at courses operating in both periods, primarily due to an increase in rounds played, (ii) $4.0 million in revenues from management contracts including $3.6 million of reimbursed expenses, and (iii) $3.2 million in our Entertainment Golf business due to having four venues in operation in 2020 compared with one in 2019, partially offset by decreases of (iv) $3.7 million due to fewer Traditional Golf properties owned or operated in 2020, and (v) $3.6 million in our Traditional Golf business primarily due to course closures in March 2020 in response to the COVID-19 pandemic.

Sales of Food and Beverages

Sales of food and beverages increased by $3.3 million primarily due to increases of: (i) $5.2 million in our Entertainment Golf business due to having four venues in operation in 2020 compared with one in 2019, partially offset by decreases of (ii) $0.7 million due to fewer Traditional Golf properties owned or operated in 2020 and (ii) $1.2 million primarily due to closure of courses related to the COVID-19 pandemic.

Operating Expenses

Operating expenses increased by $6.6 million primarily due to increases of (i) $6.4 million in our Entertainment Golf business due to having four venues in operation in 2020 compared with one in 2019, (ii) $3.6 million of reimbursed expenses from management contracts, and (iii) $2.1 million in our Traditional Golf business at courses operating in both periods, primarily due to hourly labor and variable rent expenses consistent with the revenue increases, partially offset by decreases of (iv) $4.4 million due to fewer Traditional Golf properties owned or operated in 2019, and (v) $1.2 million decrease in variable expenses in our Traditional Golf business primarily due to course closures in March 2020 in response to the COVID-19 pandemic.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages increased by $1.0 million primarily due to an increase of $1.4 million in our Entertainment Golf business due to having four venues in operation in 2020 compared with one in 2019, partially offset by a decrease of $0.4 million in our Traditional Golf business due to fewer Traditional Golf properties owned or operated in 2020.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense decreased by $1.8 million primarily due to decreases of: (i) $1.0 million stock-based compensation due to departures of executive officers between the two periods and (ii) $0.9 million of bonus expenses while the Company re-evaluates incentive compensation structures in light of the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization increased by $1.9 million due to an increase of $2.3 million in depreciation on assets placed into service in our Entertainment Golf business for three venues in Raleigh, North Carolina; Richmond, Virginia; and West Palm Beach, Florida in August, September and October 2019, respectively, and on assets placed in service for the renovation of our Orlando, Florida venue in November 2019, partially offset by a reduction in depreciation due to Traditional Golf properties that were sold and exited in 2019.

Pre-Opening Costs

Pre-opening expenses decreased by $0.6 million primarily due to costs associated with the opening of three new 2.0 Entertainment Golf venues in 2019.

Impairment and Other Losses

During the three months ended March 31, 2020, we recorded $0.8 million impairment on one Traditional Golf property. During the three months ended March 31, 2019, we recorded $4.1 million impairment on three Traditional Golf properties.

Interest and Investment Income

Interest and investment income decreased by $0.2 million primarily due to lower balances in interest bearing cash accounts.

Interest Expense, Net

Interest expense, net increased by $0.6 million primarily due to a decrease of interest expense capitalized into construction in progress balances associated with the opening of three 2.0 Entertainment Golf venues in 2019 compared to one Entertainment Golf venue with significant construction activities in 2020.

Other Income (Loss), Net

Other income (loss), net decreased by $5.1 million primarily due to a decrease of $5.2 million in gains on the sale of Traditional Golf properties, as three courses were sold in 2019 compared to no courses sold in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Capital

Our primary sources of liquidity are our current balances of cash and cash equivalents. As of March 31, 2020, we had $16.8 million of available cash. We also generated capital through completing the sales of 24 of our 26 owned Traditional Golf properties, which were completed by December 31, 2019. The proceeds generated by these transactions were reinvested in our Entertainment Golf business and used to pay overhead expenses.

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

In March 2020, we temporarily closed all of our entertainment golf and substantially all of our traditional golf venues, eliminating substantially all of the Company's revenue sources. The Company currently expects these developments to result in a material adverse impact on its revenues, results of operations and cash flows and to raise substantial doubt about its ability to continue as a going concern. As we plan for golf entertainment and traditional golf courses to re-open, we will work closely with local authorities, CDC guidelines and our landlords during the process, and will follow any and all social distancing and other safety restrictions and recommendations.

The ability of the Company to continue operations is dependent on the degree of success of management's plans to manage existing cash balances during the closure and to obtain additional financing to fund its short-term liquidity requirements. In order to manage existing cash balances, management reduced spending broadly, including furloughing a substantial majority of our employees, paused construction on future planned venues to reduce capital spending, and suspended declaration of dividends on our preferred stock, and also deferred payment of certain operating and corporate expenditures. The Company is actively seeking to sell its remaining Traditional Golf property that is held-for-sale and believes a sale is probable of occurring and would mitigate the substantial doubt raised by the COVID-19 pandemic and satisfy the Company's estimated liquidity needs through 12 months from the issuance of the financial statements. The Company is also exploring additional debt financing, including potential financing options made available under the CARES Act, public or private equity issuances, and additional ways to strategically monetize our remaining real estate securities and other investments. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all.

We continually monitor market conditions for these financing and capital opportunities, and, at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

For a further discussion of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

The Company has paid preferred dividends of $1.4 million thus far in fiscal year 2020, and our board of directors has not declared preferred or common stock dividends to date in 2020 to preserve liquidity. For the three months ended March 31, 2020, the Company reported net cash used in operating activities of $2.6 million, net cash used in investing activities of $6.5 million, net cash used in financing activities of $2.6 million, and cash and cash equivalents of $16.8 million as of March 31, 2020. As a result of our revocation of REIT election, effective January 1, 2017, we are no longer subject to the distribution requirements applicable to REITs. The timing and amount of distributions are in the sole discretion of our board of directors, which considers our earnings, financial performance and condition, debt service obligations and applicable debt covenants, tax considerations, as well as capital expenditure requirements, business prospects and other factors that our board of directors may deem relevant from time to time.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	(2,577)	(22,191)
Investing activities	(6,482)	(4,968)
Financing activities	(2,566)	(2,438)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(11,625)	(29,597)

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2020 and $22.2 million for the three months ended March 31, 2019. Changes in operating cash flow activities are described below:

•	Operating cash flows increased by:

◦
$14.1 million due to increased receipts from Traditional Golf properties primarily due to more playable days in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019

◦	$3.5 million primarily due to the delayed payment of annual bonuses in 2020 that were earned in 2019 as a result of the temporary closure of its venues in response to the COVID-19 pandemic;

◦	$1.6 million decreased in general and administrative expenses primarily due to lower professional fee expenses; and

◦	$0.7 million in operating cash flows primarily due to the opening of Entertainment Golf venues in Raleigh, North Carolina; Richmond, Virginia; and West Palm Beach, Florida.

•	Operating cash flows decreased by:

◦	$0.3 million due to lower interest income as a result of lower average balances held in interest bearing accounts.

Investing Activities

Cash flows generated from investing activities primarily relate to proceeds from the dispositions of Traditional Golf properties, and were primarily used for capital expenditures related to the development of the Entertainment Golf venues and renovations of existing facilities.

Investing activities used $6.5 million and $5.0 million during the three months ended March 31, 2020 and 2019, respectively.

Capital Expenditures. Our total capital expenditures for the three months ended March 31, 2020 and 2019 were $6.6 million and $22.7 million, respectively.

We expect our capital expenditures over the next 12 months to range between $40 and $50 million, dependent on the Company's ability to obtain additional financing, which includes developing new core Drive Shack and small-store format urban box venues and remodeling and maintaining existing facilities.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the borrowing or repayment of debt obligations, deposits received on golf memberships, and the payment of preferred dividends.

Financing activities used $2.6 million and $2.4 million during the three months ended March 31, 2020 and 2019, respectively. Proceeds received from cash flow from financing activities consisted primarily of deposits received on golf memberships. Uses of cash flow from financing activities included the repayment of debt obligations and the payment of preferred dividends. On November 11, 2019, we declared a quarterly preferred dividend of $1.4 million which was paid on January 31, 2020.

Debt Obligations

Our debt obligations including finance lease obligations, as summarized in Note 8 to our Consolidated Financial Statements included herein, had contractual maturities at March 31, 2020 as follows (in thousands):

	Nonrecourse	Recourse	Total
2020	$241	$—	$241
2021	1,746	—	1,746
2022	3,230	—	3,230
2023	3,596	—	3,596
2024	7,157	—	7,157
2025	2,302	—	2,302
Thereafter	200	51,004	51,204
Total	$18,472	$51,004	$69,476

Equity

Preferred Stock Dividends Paid

		Amount Per Share
Declared for the three months ended	Paid	Series B	Series C	Series D
January 31, 2020	January 2020	$0.609	$0.503	$0.523

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2020, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2019.

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

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

(b)
Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting even though most of our employees were working remotely during the period in which we prepared these financial statements due to the impact of COVID-19.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies-Legal Contingencies.

Item 1A. Risk Factors

The following additional risk factors should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which are modified and updated by the risk factors set forth below.

Pandemics or disease outbreaks, such as the recent outbreak of the novel coronavirus (COVID-19 virus), have disrupted, and may continue to disrupt, our business, and may continue to have a material adverse effect on our business, operations and results of operations.

Pandemics or disease outbreaks such as the novel coronavirus (COVID-19 virus) have, and may continue to have, a negative impact on customer traffic at our entertainment golf and traditional golf venues, may make it more difficult to staff our venues and, in more severe cases, may cause closures, a temporary inability to obtain supplies and/or increase to commodity costs, sometimes for prolonged periods of time. Currently, many states and municipalities in the U.S. have temporarily suspended the operation of our golf entertainment venues and a number of our traditional golf course in light of COVID-19. The ability of local and international authorities to contain COVID-19 and limit the spread of infections will impact our business operations, including in connection with when we are permitted to re-open closed venues and the extension of social distancing and similar restrictions promulgated by these authorities. While some state and local governments in the U.S. have started to remove or ease restrictions on certain businesses, there is no guarantee when other jurisdictions will change their current policies, and jurisdictions that have reduced restrictions may reintroduce restrictions in the future if circumstances change.

In addition, our operations could be further disrupted if any of our employees or employees of our business partners were suspected of having contracted COVID-19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our impacted facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.

Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on our guest traffic or our ability to adequately staff venues. We could also be adversely affected if government authorities continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition and results of operations.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition. Our revenue and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability or other changes. The significance of the operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.

Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern

Our audited financial statements as of and for the year ended December 31, 2019, were prepared on the assumption that we would continue as a going concern. The COVID-19 pandemic has materially affected our operations and results of operations, and our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months. Our ability to continue as a going concern over the next twelve months will depend upon a series of factors, including the duration of our venue shutdowns; the speed with which, and the extent to which, customers return to our venues once they open; our success in obtaining rent and other concessions from our landlords; and our ability to raise additional capital.

Global economic conditions may make it more difficult to access new and additional capital sources.

Global economic conditions may render it more difficult for us to access debt financing under credit facilities and alternative financing. As a result of the COVID-19 outbreak, our total revenues decreased significantly in March, April and May 2020, and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. Due to the ongoing impacts of COVID-19, our financial performance in future fiscal quarters may be negatively impacted, which may limit our ability to access financing and cause our financing sources to impose stricter terms on the operations of our business in connection with financing. In addition, other companies in our industry have experienced ratings downgrades and made public statements relating to their potential inability to comply with the terms of their credit facilities, each of which may render financing sources less likely to extend credit or other forms of financing to us on favorable terms or at all. Moreover, governmental business stimulus packages in response to the virus, in particular the CARES Act, have been implemented in a manner in which the guidelines are not published until after the government has provided funding, rendering the rules relative to loan eligibility requirements uncertain and subject to change, which may adversely affect our ability to take advantage of the benefits of such programs. If we are unable to access additional capital, we may default on our payment obligations and our existing creditors (including our landlords and development partners) may be unwilling to further defer rental or other payments on terms extended in the early months of the COVID-19 pandemic.

We may be unable to, or elect not to, pay dividends on our common or preferred stock in the future, which would negatively impact our business and decrease the price of our common and preferred stock.

Our board of directors elected not to pay common stock dividends for 2017 through 2019 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future. We currently have $1.4 million unpaid accrued dividends on our preferred stock. We cannot pay any dividends on our common stock, pay any consideration to repurchase or otherwise acquire shares of our common stock or redeem any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares in accordance with the governing documentation. Consequently, the failure to pay dividends on our preferred stock restricts the actions that we may take with respect to our common stock and preferred stock. Moreover, if we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company (other than increasing our director compensation costs). However, the election of additional directors would affect the composition of our board of directors and, thus, could affect the management of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

On May 11, 2020, the Board adopted an amendment (the “Bylaw Amendment”) to the Company’s Amended and Restated Bylaws (the “Bylaws”), to provide that (i) all meetings of stockholders shall be held at the principal executive office of the Corporation or at such other place or by means of remote communication as shall be set by the Board of Directors and stated in the notice of the meeting and (ii) an annual meeting of the stockholders for the election of directors and the transaction of any business within the powers of the Corporation shall be held on the date and at the time and place set by the Board. The Bylaw Amendment became effective on May 11, 2020.  The purpose of the Bylaw amendment was to enable the Company to host a virtual annual meeting in connection with additional precautionary measures relating to the COVID-19 pandemic, once the Company’s entertainment golf facilities have reopened.

The foregoing description of the Bylaw Amendment is only a summary and is qualified in its entirety by reference to the full text of the Bylaws, as amended by the Bylaw Amendment, which are filed as Exhibit 3.6 to this Quarterly Report on Form 10-Q and incorporated by reference in this Item 5.

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

3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).

3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).

3.6	Amended and Restated By-laws (effective May 11, 2020).

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

10.5*
Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.6, filed on March 15, 2019).

Exhibit Number	Exhibit Description

10.6*
Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.7, filed on March 15, 2019).

10.7*
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

10.8*
Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

10.9*
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.10*	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2016).

10.11*
2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).

10.12*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).

10.13
Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.14
Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on February 1, 2010).

10.15	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.16*
Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).

10.17*
Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.18, filed on March 15, 2019).

10.18*
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

10.20*
Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.22, filed on May 10, 2019).

10.21*
Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.23, filed on August 6, 2019).

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

May 11, 2020

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A Goodfield, Jr.
Interim Chief Financial Officer, Chief Accounting Officer & Treasurer

May 11, 2020