Form 10-Q
period 2020-06-30
Drive Shack Inc.
filed 2020-08-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Common stock, $0.01 par value per share: 67,212,362 shares outstanding as of July 31, 2020.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, (i) the timing and conditions under which we may reopen any of our entertainment golf venues or traditional golf courses, (ii) the operation of our entertainment golf venues and traditional golf courses in light of the ongoing COVID-19 pandemic following their reopening and the opening of new venues, (iii) our ability to remain competitive within the leisure and entertainment industry during the ongoing COVID-19 pandemic (iv) the adequacy of our cash flows from operations and available cash to meet our liquidity needs, including in the event of a prolonged reclosure of our venues, (v) our ability to modify the timing of certain contractual payments owed, (vi) our ability to obtain additional financing and (vii) the potential impact of COVID-19 on our results of operations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•our ability to reopen and/or avoid future closures of our venues;
•factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, disturbances, natural disasters, and terrorist activities;
•regulations and guidance of federal, state and local governments and health officials regarding the response to the ongoing COVID-19 pandemic, including with respect to business operations, safety protocols and public gatherings;
•our financial liquidity and ability to access capital;
•the ability to retain and attract members and guests to our properties;
•changes in global, national and local economic conditions, including, but not limited to, increases in unemployment levels, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market, particularly due to the COVID-19 pandemic;
•effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;
•competition within the industries in which we operate or may pursue additional investments, including competition for sites for our Entertainment Golf venues;
•material increases in our expenses, including, but not limited to, unanticipated labor issues, rent or costs with respect to our workforce, and costs of goods, utilities and supplies;
•our inability to sell or exit certain properties, and unforeseen changes to our ability to develop, redevelop or renovate certain properties;
•our ability to further invest in our business and implement our strategies;
•difficulty monetizing our real estate debt investments;
•liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;
•changes to and failure to comply with relevant regulations and legislation, including in order to maintain certain licenses and permits, and environmental regulations in connection with our operations;
•inability to execute on our growth and development strategy by successfully developing, opening and operating new venues;
•impacts of any failures of our information technology and cybersecurity systems;
•the impact of any current or further legal proceedings and regulatory investigations and inquiries; and
•other risks detailed from time to time, particularly under the heading “Risk Factors” in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in our subsequent filings with the Securities and Exchange Commission (the "SEC").

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about Drive Shack Inc. (the “Company” or the “Registrant”) or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$12,638	$28,423
Restricted cash	2,974	3,103
Accounts receivable, net of allowance of $967 and $1,082, respectively	3,651	5,249
Real estate assets, held-for-sale, net	16,975	16,948
Real estate securities, available-for-sale	2,985	3,052
Other current assets	13,977	17,521
Total current assets	53,200	74,296
Restricted cash, noncurrent	267	438
Property and equipment, net of accumulated depreciation	178,732	179,641
Operating lease right-of-use assets	203,359	215,308
Intangibles, net of accumulated amortization	16,039	17,565
Other investments	—	24,020
Other assets	5,476	4,723
Total assets	$457,073	$515,991

Liabilities and Equity
Current liabilities
Obligations under finance leases	$5,860	$6,154
Membership deposit liabilities	14,457	10,791
Accounts payable and accrued expenses	34,374	25,877
Deferred revenue	23,633	26,268
Real estate liabilities, held-for-sale	5	4
Other current liabilities	27,375	23,964
Total current liabilities	105,704	93,058
Credit facilities and obligations under finance leases - noncurrent	12,061	13,125
Operating lease liabilities - noncurrent	175,048	187,675
Junior subordinated notes payable	51,187	51,192
Membership deposit liabilities, noncurrent	95,913	95,805
Deferred revenue, noncurrent	6,783	6,283
Other liabilities	1,709	3,278
Total liabilities	$448,405	$450,416

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2020 and December 31, 2019	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,212,362 and 67,068,751 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	672	671
Additional paid-in capital	3,177,883	3,177,183
Accumulated deficit	(3,232,925)	(3,175,572)
Accumulated other comprehensive income	1,455	1,710
Total equity	$8,668	$65,575

Total liabilities and equity	$457,073	$515,991

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Golf operations	$29,675	$57,386	$78,300	$102,092
Sales of food and beverages	2,425	14,229	14,935	23,475
Total revenues	32,100	71,615	93,235	125,567

Operating costs
Operating expenses	33,224	58,720	87,591	106,443
Cost of sales - food and beverages	829	3,904	4,484	6,601
General and administrative expense	6,368	13,607	16,186	25,226
Depreciation and amortization	6,682	5,122	13,476	10,046
Pre-opening costs	270	1,700	822	2,879
(Gain) Loss on lease terminations and impairment	(3,125)	118	(2,333)	4,206
Total operating costs	44,248	83,171	120,226	155,401
Operating loss	(12,148)	(11,556)	(26,991)	(29,834)

Other income (expenses)
Interest and investment income	135	265	265	608
Interest expense, net	(2,591)	(1,795)	(5,336)	(3,947)
Other income (loss), net	(24,422)	127	(24,055)	5,614
Total other income (expenses)	(26,878)	(1,403)	(29,126)	2,275
Loss before income tax	(39,026)	(12,959)	(56,117)	(27,559)
Income tax expense	500	—	771	—
Net Loss	(39,526)	(12,959)	(56,888)	(27,559)
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Loss Applicable to Common Stockholders	$(40,921)	$(14,354)	$(59,678)	$(30,349)

Loss Applicable to Common Stock, per share
Basic	$(0.61)	$(0.21)	$(0.89)	$(0.45)
Diluted	$(0.61)	$(0.21)	$(0.89)	$(0.45)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,111,843	67,029,610	67,090,805	67,028,364
Diluted	67,111,843	67,029,610	67,090,805	67,028,364

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(39,526)	$(12,959)	$(56,888)	$(27,559)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(217)	—	(255)	—
Other comprehensive loss	(217)	—	(255)	—
Total comprehensive loss	$(39,743)	$(12,959)	$(57,143)	$(27,559)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(39,743)	$(12,959)	$(57,143)	$(27,559)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$65,575
Dividends declared	—	—	—	—	—	(465)	—	(465)
Stock-based compensation	—	—	—	—	201	—	—	201
Shares issued from restricted stock units	—	—	1,762	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(17,362)	—	(17,362)
Other comprehensive loss	—	—	—	—	—	—	(38)	(38)
Total comprehensive loss								(17,400)
Equity (deficit) - March 31, 2020	2,463,321	$61,583	67,070,513	$671	$3,177,384	$(3,193,399)	$1,672	$47,911
Stock-based compensation	—	—	—	—	500	—	—	500
Shares issued from restricted stock units	—	—	141,849	1	(1)	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(39,526)	—	(39,526)
Other comprehensive income	—	—	—	—	—	—	(217)	(217)
Total comprehensive loss								$(39,743)
Equity (deficit) - June 30, 2020	2,463,321	$61,583	67,212,362	$672	$3,177,883	$(3,232,925)	$1,455	$8,668

Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,222	—	—	1,222
Adoption of ASC 842	—	—	—	—	—	(9,831)		(9,831)
Comprehensive income (loss)
Net loss	—	—	—	—	—	(14,600)	—	(14,600)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(14,600)
Equity (deficit) - March 31, 2019	2,463,321	$61,583	67,027,104	$670	$3,177,065	$(3,131,133)	$1,878	$110,063
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,384	—	—	1,384
Purchase of common stock (directors)	—	—	6,000	—	29	—	—	29,000
Comprehensive income (loss)
Net loss	—	—	—	—	—	(12,959)	—	(12,959)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(12,959)
Equity (deficit) - June 30, 2019	2,463,321	$61,583	67,033,104	$670	$3,178,478	$(3,145,487)	$1,878	$97,122

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(56,888)	$(27,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,476	10,046
Amortization of discount and premium	(193)	(122)
Other amortization	3,823	3,556
Amortization of revenue on golf membership deposit liabilities	(746)	(874)
Amortization of prepaid golf membership dues	(3,451)	(6,855)
Non-cash operating lease expense	6,333	3,270
Stock-based compensation	700	2,606
(Gain) Loss on lease terminations and impairment	(2,783)	4,206
Equity in (earnings), net of impairment from equity method investments	24,020	(685)
Other (gains) losses, net	164	(4,551)
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	4,235	(1,579)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	5,625	(5,685)
Net cash used in operating activities	(5,685)	(24,226)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	73	32,665
Acquisition and additions of property and equipment and intangibles	(7,702)	(42,569)
Net cash used in investing activities	(7,629)	(9,904)
Cash Flows From Financing Activities
Repayments of debt obligations	(2,068)	(2,691)
Golf membership deposits received	878	1,012
Preferred stock dividends paid	(1,395)	(2,790)
Other financing activities	(186)	20
Net cash used in financing activities	(2,771)	(4,449)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(16,085)	(38,579)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	31,964	82,819
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$15,879	$44,240

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$—	$930
Additions to finance lease assets and liabilities	$1,028	$10,652
Increases in accounts payable and accrued expenses related to the purchase of property and equipment	$4,192	$2,816

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

1. ORGANIZATION
Drive Shack Inc., which is referred to, together with its subsidiaries, as Drive Shack Inc. or the Company, is an owner and operator of golf-related leisure and entertainment venues focused on bringing people together through competitive socializing. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
As of June 30, 2020, the Company owned or leased four Entertainment Golf venues across three states. We opened our first Entertainment Golf venue in Orlando, Florida, in April 2018, which has largely served as our research, development and testing venue. During the second half of 2019, we opened three Generation 2.0 core Drive Shack venues in Raleigh, North Carolina; Richmond, Virginia; and West Palm Beach, Florida.
The Company’s Traditional Golf business is one of the largest operators of golf properties in the United States. As of June 30, 2020, the Company owned, leased or managed 60 traditional golf properties across nine states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COVID-19 — In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). In response to the rapid spread of COVID-19, authorities around the world have implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, "stay-at-home" or "shelter-in-place" orders and business shutdowns. Many jurisdictions in which we operate required mandatory store closures or imposed capacity limitations and other restrictions affecting our operations. As a result, during March 2020, we temporarily closed all of our entertainment golf venues and substantially all of our traditional golf courses and furloughed a substantial majority of our employees. In response to the uncertainty caused by the pandemic, we took several actions after we suspended operations to preserve our liquidity position and prepare for multiple contingencies.

The gradual easing of restrictions has permitted us to resume operations at our entertainment golf venues, subject to locally mandated COVID-19 capacity limitations at the suite style hitting bays (varying by location), and with no bar service, and to resume operations at our traditional golf courses subject to various locally mandated COVID-19 operational restrictions, with food and beverage offerings limited and operating primarily on a patio dining and “to-go” model. Restrictions on large group gatherings have lagged the easing of other operational restrictions imposed across our portfolio, varying by location, which has resulted in the postponement or cancellation of events, banquets, and other large group gatherings. Throughout May and June, the Company reopened its three Generation 2.0 entertainment golf venues in West Palm Beach, FL; Richmond, VA; and Raleigh, North Carolina. As of June 30, 2020, all traditional golf courses were open. As of the date of this report, one entertainment golf venue in Orlando, Florida remains closed.

The COVID-19 pandemic remains a rapidly evolving situation and the extended length of the outbreak and related government response may cause prolonged periods of various operational and capacity limitations and modified operating schedules and may result in changes in customer behaviors or preferences. These may lead to increased asset recovery and valuation risks, such as impairment of long-lived and other assets. The extent to which COVID-19 ultimately impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken by various governmental bodies and private enterprises to contain COVID-19 or mitigate its impact, among others. The Company currently expects these developments to have a material adverse impact on its revenues, results of operations and cash flows in future periods.

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

However, as noted above, we temporarily closed all of our entertainment golf and substantially all of our traditional golf venues, eliminating substantially all of the Company's revenue sources during the closure periods (varying by location). The

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

loss of revenues and uncertainty related to the COVID-19 pandemic discussed above raises substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the degree of success of management's plans to manage existing cash balances through the business disruptions and to obtain additional capital to fund its short-term liquidity requirements. In order to manage existing cash balances, management reduced spending broadly, including furloughing employees, pausing construction on future planned venues to reduce capital spending, suspending declaration of dividends on our preferred stock, and deferring payment of certain operating and corporate expenditures. The Company is actively seeking to sell its remaining Traditional Golf property that is held-for-sale and believes that a sale is probable and would mitigate the substantial doubt raised by the COVID-19 pandemic and satisfy the Company's estimated liquidity needs through 12 months from the issuance of the financial statements. The Company is also exploring additional debt financing, including potential financing options made available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), public or private equity issuances, and additional ways to strategically monetize our remaining real estate securities and other investments. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all.

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

The Company’s significant accounting policies for these financial statements as of June 30, 2020 are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates – Our estimates are based on information available to management at the time of preparation of the Consolidated Financial Statements, including the result of historical analysis, our understanding and experience of the Company’s operations, our knowledge of the industry and market-participant data available to us. Actual results have historically been in line with management’s estimates and judgments used in applying each of the accounting policies and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. However, the Company does not expect our assessments and assumptions to materially change in the future.

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
On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. As of June 30, 2020, the Company continued to present one golf property as held-for-sale. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

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

The operations and ongoing construction at the commercial real estate project halted due to the COVID-19 pandemic, with no known plans to resume. As a result, the ability of the commercial real estate project to obtain the financial results needed to recover any of our investment is highly uncertain. Therefore, the Company recorded an other-than-temporary impairment charge of $24.7 million during the three months ended June 30, 2020, bringing the carrying value of the investment to zero as of June 30, 2020. The other-than-temporary impairment charge is recorded in "Other income (loss), net" on the Consolidated Statements of Operations. At December 31, 2019, the carrying value of this investment was $24.0 million.

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
June 30, 2020
(dollars in tables in thousands, except share data)

Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.

Other Current Assets

The following table summarizes the Company's other current assets:

	June 30, 2020	December 31, 2019
Managed course receivables	$4,997	$5,426
Prepaid expenses	2,253	3,608
Deposits	954	1,374
Inventory	2,529	2,762
Miscellaneous current assets, net	3,244	4,351
Other current assets	$13,977	$17,521
Other Assets

The following table summarizes the Company's other assets:

	June 30, 2020	December 31, 2019
Prepaid expenses	$744	$317
Deposits	2,455	2,123
Miscellaneous assets, net	2,277	2,283
Other assets	$5,476	$4,723

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	June 30, 2020	December 31, 2019
Operating lease liabilities	20,477	16,922
Accrued rent	2,366	2,769
Dividends payable	—	930
Miscellaneous current liabilities	4,532	3,343
Other current liabilities	$27,375	$23,964

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

Other Liabilities

The following table summarized the Company's other liabilities:

	June 30, 2020	December 31, 2019
Service obligation intangible	—	1,776
Miscellaneous liabilities	1,709	1,502
Other liabilities	$1,709	$3,278

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

Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collateral management fee income, net	66	129	138	256
Equity in earnings, net of impairment from equity method investments	(24,365)	344	(24,020)	685
Gain (loss) on sale of traditional golf properties	(102)	(362)	(54)	4,666
Other (loss) income	(21)	16	(119)	7
Other income (loss), net	$(24,422)	$127	$(24,055)	$5,614
Equity income (loss) - During the three and six months ended June 30, 2020, the Company recorded an other-than-temporary impairment charge of $24.7 million on the Company's equity method investment.
Gain (loss) on sale of traditional golf properties - During the three months ended June 30, 2019, the Company sold four golf properties resulting in net proceeds of $17.9 million, inclusive of transaction costs. The golf properties had a carrying value of $18.3 million and resulted in a loss on sale of $0.4 million. During the six months ended June 30, 2019, the company sold seven traditional golf courses, resulting in net proceeds of $43.4 million. The golf properties had a carrying value of $38.6 million and resulted in a gain on sale of $4.8 million.

Recent Accounting Pronouncements

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
June 30, 2020
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

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$762	$13,035	$6,507	$9,371	$29,675	$4,672	$29,058	$20,161	$24,409	$78,300
Sales of food and beverages	1,028	910	487	—	2,425	7,235	5,195	2,505	—	14,935
Total revenues	$1,790	$13,945	$6,994	$9,371	$32,100	$11,907	$34,253	$22,666	$24,409	$93,235

	Three Months Ended June 30, 2019					Six Months Ended June 30, 2019
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$607	$28,902	$13,352	$14,525	$57,386	$1,288	$46,366	$28,806	$25,632	$102,092
Sales of food and beverages	872	10,116	3,241	—	14,229	1,911	15,593	5,971	—	23,475
Total revenues	$1,479	$39,018	$16,593	$14,525	$71,615	$3,199	$61,959	$34,777	$25,632	$125,567
(A)Includes $8.5 million and $21.8 million for the three and six months ended June 30, 2020, respectively, and $13.0 million and $22.8 million for the three and six months ended June 30, 2019, respectively, due to management contract reimbursements reported under ASC 606.

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

Additionally, the Company's Traditional Golf business is one of the largest operators of golf properties in the United States. As of June 30, 2020, the Company owned, leased or managed 60 Traditional Golf properties across nine states.

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

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

	Entertainment Golf	Traditional Golf	Corporate	Total
Six Months Ended June 30, 2020
Revenues
Golf operations	$4,672	$73,628	$—	$78,300
Sales of food and beverages	7,235	7,700	—	14,935
Total revenues	11,907	81,328	—	93,235
Operating costs
Operating expenses	10,801	76,790	—	87,591
Cost of sales - food and beverages	1,904	2,580	—	4,484
General and administrative expense (A)	4,529	5,282	4,361	14,172
General and administrative expense - acquisition and transaction expenses (B)	865	155	994	2,014
Depreciation and amortization	6,021	7,311	144	13,476
Pre-opening costs (C)	822	—	—	822
(Gain) Loss on lease terminations and impairment	—	(2,333)	—	(2,333)
Realized and unrealized (gain) on investments	—	—	—	—
Total operating costs	24,942	89,785	5,499	120,226
Operating loss	(13,035)	(8,457)	(5,499)	(26,991)
Other income (expenses)
Interest and investment income	1	38	226	265
Interest expense (D)	(207)	(4,245)	(962)	(5,414)
Capitalized interest (D)	—	22	56	78
Other income (loss), net	—	(166)	(23,889)	(24,055)
Total other income (expenses)	(206)	(4,351)	(24,569)	(29,126)
Income tax expense	—	—	771	771
Net loss	(13,241)	(12,808)	(30,839)	(56,888)
Preferred dividends	—	—	(2,790)	(2,790)
Loss applicable to common stockholders	$(13,241)	$(12,808)	$(33,629)	$(59,678)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended June 30, 2020
Revenues
Golf operations	$762	$28,913	$—	$29,675
Sales of food and beverages	1,028	1,397	—	2,425
Total revenues	1,790	30,310	—	32,100
Operating costs
Operating expenses	2,629	30,595	—	33,224
Cost of sales - food and beverages	294	535	—	829
General and administrative expense (A)	1,360	2,189	1,983	5,532
General and administrative expense - acquisition and transaction expenses (B)	831	33	(28)	836
Depreciation and amortization	3,001	3,608	73	6,682
Pre-opening costs (C)	270	—	—	270
(Gain) Loss on lease terminations and impairment	—	(3,125)	—	(3,125)
Realized and unrealized loss on investments	—	—	—	—
Total operating costs	8,385	33,835	2,028	44,248
Operating loss	(6,595)	(3,525)	(2,028)	(12,148)
Other income (expenses)
Interest and investment income	—	23	112	135
Interest expense (D)	(102)	(2,098)	(436)	(2,636)
Capitalized interest (D)	—	13	32	45
Other income (loss), net	—	(120)	(24,302)	(24,422)
Total other income (expenses)	(102)	(2,182)	(24,594)	(26,878)
Income tax expense	—	—	500	500
Net loss	(6,697)	(5,707)	(27,122)	(39,526)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(6,697)	$(5,707)	$(28,517)	$(40,921)

	Entertainment Golf	Traditional Golf	Corporate	Total
June 30, 2020
Total assets	158,187	284,874	14,012	457,073
Total liabilities	41,997	343,136	63,272	448,405
Preferred stock	—	—	61,583	61,583
Equity	$116,190	$(58,262)	$(110,843)	$(52,915)

Additions to property and equipment (including finance leases) during the six months ended June 30, 2020	$4,297	$2,982	$423	$7,702

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Six Months Ended June 30, 2019
Revenues
Golf operations	$1,288	$100,804	$—	$102,092
Sales of food and beverages	1,911	21,564	—	23,475
Total revenues	3,199	122,368	—	125,567
Operating costs
Operating expenses	3,605	102,838	—	106,443
Cost of sales - food and beverages	501	6,100	—	6,601
General and administrative expense (A)	6,930	8,212	8,510	23,652
General and administrative expense - acquisition and transaction expenses (B)	963	333	278	1,574
Depreciation and amortization	1,670	8,335	41	10,046
Pre-opening costs (C)	2,879	—	—	2,879
(Gain) Loss on lease terminations and impairment	118	4,088	—	4,206
Realized and unrealized (gain) on investments	—	—	—	—
Total operating costs	16,666	129,906	8,829	155,401
Operating (loss) income	(13,467)	(7,538)	(8,829)	(29,834)
Other income (expenses)
Interest and investment income	246	61	301	608
Interest expense (D)	(142)	(4,051)	(1,256)	(5,449)
Capitalized interest (D)	—	413	1,089	1,502
Other income (loss), net	(7)	4,688	933	5,614
Total other income (expenses)	97	1,111	1,067	2,275
Income tax expense	—	—	—	—
Net loss	(13,370)	(6,427)	(7,762)	(27,559)
Preferred dividends	—	—	(2,790)	(2,790)
Loss applicable to common stockholders	$(13,370)	$(6,427)	$(10,552)	$(30,349)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended June 30, 2019
Revenues
Golf operations	$607	$56,779	$—	$57,386
Sales of food and beverages	872	13,357	—	14,229
Total revenues	1,479	70,136	—	71,615
Operating costs
Operating expenses	1,857	56,863	—	58,720
Cost of sales - food and beverages	251	3,653	—	3,904
General and administrative expense (A)	3,551	4,316	4,565	12,432
General and administrative expense - acquisition and transaction expenses (B)	806	179	190	1,175
Depreciation and amortization	961	4,118	43	5,122
Pre-opening costs (C)	1,700	—	—	1,700
(Gain) Loss on lease terminations and impairment	118	—	—	118
Total operating costs	9,244	69,129	4,798	83,171
Operating loss	(7,765)	1,007	(4,798)	(11,556)
Other income (expenses)
Interest and investment income	114	23	128	265
Interest expense (D)	(142)	(1,861)	(629)	(2,632)
Capitalized interest (D)	—	226	611	837
Other income (loss), net	—	(343)	470	127
Total other income (expenses)	(28)	(1,955)	580	(1,403)
Income tax expense	—	—	—	—
Net loss	(7,793)	(948)	(4,218)	(12,959)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(7,793)	$(948)	$(5,613)	$(14,354)

(A)General and administrative expenses included no severance expense for the three months ended June 30, 2020, severance expense in the amount of $0.7 million for the six months ended June 30, 2020, and $0.7 million and $1.1 million for the three and six months ended June 30, 2019, respectively.
(B)Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions and strategic initiatives which may include advisory, legal, accounting and other professional or consulting fees.
(C)Pre-opening costs are expensed as incurred and consist primarily of site-related marketing expenses, lease expense, employee payroll, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.
(D)Interest expense included the accretion of membership deposit liabilities in the amount of $1.9 million and $3.8 million for the three and six months ended June 30, 2020, respectively, and $1.6 million and $3.6 million for the three and six months ended June 30, 2019, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	150,188	(40,495)	109,693	147,146	(36,349)	110,797
Furniture, fixtures and equipment	53,746	(23,082)	30,664	52,327	(19,484)	32,843
Finance leases - equipment	32,787	(15,248)	17,539	36,166	(16,047)	20,119
Construction in progress	14,066	—	14,066	9,112	—	9,112
Total Property and Equipment	$257,557	$(78,825)	$178,732	$251,521	$(71,880)	$179,641

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
Lease related costs recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2020, and June 30, 2019, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$1,485	1,529	$3,016	3,046
Interest on lease liabilities	246	373	587	619
Total finance lease cost	1,731	1,902	3,603	3,665

Operating lease cost
Operating lease cost	9,002	9,588	18,269	18,598
Short-term lease cost	421	711	848	1,462
Variable lease cost	1,541	4,401	4,331	7,173
Total operating lease cost	10,964	14,700	23,448	27,233
Total lease cost	$12,695	16,602	$27,051	30,898

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

Other information related to leases included on the Consolidated Balance Sheet as of and for the six months ended June 30, 2020 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	203,359	17,539
Lease liabilities	195,524	17,721

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	10,937	587
Financing cash flows	N/A	2,066

Right-of-use assets obtained in exchange for lease liabilities	659	1,028

Weighted average remaining lease term	12.7 years	3.2 years
Weighted average discount rate	8.3%	7.4%

Future minimum lease payments under non-cancellable leases as of June 30, 2020 are as follows:

	Operating Leases	Financing Leases
July 1, 2020 - December 31, 2020	19,598	5,308
2021	30,186	5,957
2022	29,102	4,316
2023	28,941	3,277
2024	22,788	1,134
Thereafter	197,851	24
Total minimum lease payments	328,466	20,016
Less: imputed interest	132,942	2,295
Total lease liabilities	$195,524	$17,721

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(152)	$548	$700	$(140)	$560
Management contracts	31,830	(17,948)	13,882	32,331	(17,342)	14,989
Internally-developed software	252	(52)	200	252	(27)	225
Membership base	5,236	(4,862)	374	5,236	(4,488)	748
Nonamortizable liquor licenses	1,035	—	1,035	1,043	—	1,043
Total Intangibles	$39,053	$(23,014)	$16,039	$39,562	$(21,997)	$17,565

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at June 30, 2020 and December 31, 2019:

		June 30, 2020							December 31, 2019
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	3.09%	3.09%	23.5	$200	$200	$200
Finance leases (Equipment)	Jul 2014 - Jun 2020	17,721	17,721	Aug 2020 - Sep 2025	3.00% to 15.00%	7.37%	3.2	—	19,079	19,079
		17,921	17,921			7.32%	3.4	200	19,279	19,279
Less current portion of obligations under finance leases		5,860	5,860						6,154	6,154
Credit facilities and obligations under finance leases - noncurrent		12,061	12,061						13,125	13,125
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,187	Apr 2035	LIBOR+2.25%	2.98%	14.8	51,004	51,004	51,192
Total debt obligations		$68,925	$69,108			4.11%	11.9	$51,204	$70,283	$70,471

(A)Including the effect of deferred financing costs.
(B)Interest rate based on 3 month LIBOR plus 2.25%. Collateral for this obligation is the Company's general credit.

9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at June 30, 2020, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	June 30, 2020
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$3,051	$(1,521)	$1,530	$1,455	$—	$2,985	1	CCC	0.77%	29.05%	3.5	48.1%
Total Securities, Available for Sale (E)	$4,000	$3,051	$(1,521)	$1,530	$1,455	$—	$2,985	1

(A)See Note 10 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)Represents the weighted average of the ratings of all securities in each asset type, expressed as an S&P equivalent rating. For each security rated by multiple rating agencies, the lowest rating is used. Ratings provided were determined by third-party rating agencies, represent the most recent credit ratings available as of the reporting date and may not be current.
(C)The weighted average life is based on the timing of expected cash flows on the assets.
(D)Percentage of the outstanding face amount of securities and residual interests that is subordinate to the Company’s investments.
(E)The total outstanding face amount was $4.0 million for floating rate securities. The collateral securing the ABS - Non-Agency RMBS is located in various geographical regions in the U.S. The Company does not have significant investments in any geographic region.

The Company had no securities in an unrealized loss position as of June 30, 2020.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2020:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$2,985	$2,985	Pricing models - Level 3
Cash and cash equivalents	12,638	12,638
Restricted cash, current and noncurrent	3,241	3,241
Liabilities
Junior subordinated notes payable	51,187	13,328	Pricing models - Level 3

(A)Pricing models are used for (i) real estate securities that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) debt obligations which are private and untraded.

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
Level 2 - Valuations based principally on observable market parameters, including
•quoted prices for similar assets or liabilities in active markets,
•inputs other than quoted prices that are observable for the asset or liability (such as interest rates and yield curves observable at commonly quoted intervals, implied volatilities and credit spreads), and
•market corroborated inputs (derived principally from or corroborated by observable market data).
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
June 30, 2020
(dollars in tables in thousands, except share data)

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,530	$2,985	10.0%	8.0%	2.6%	70.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2020 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2019	$3,052
Total gains (losses) (A)
Included in other comprehensive income (loss)	(255)
Amortization included in interest income	221
Purchases, sales and repayments (A)
Proceeds	(33)
Balance at June 30, 2020	$2,985

(A)None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the six months ended June 30, 2020. There were no transfers into or out of Level 3 during the six months ended June 30, 2020.

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
June 30, 2020
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the six months ended June 30, 2020:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2019	6,898,346	$3.26
Expired	(1,117,118)	5.44
Forfeited	(770,652)	4.74
Balance at June 30, 2020	5,010,576	$2.55	2.67
Exercisable at June 30, 2020	3,702,422	$2.56	2.69

As of June 30, 2020, the Company’s outstanding options were summarized as follows:

Number of Options
Held by the former Manager	3,627,245
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	1,382,998
Issued to the independent directors	333
Issued to Drive Shack employees	—
Total	5,010,576
Weighted average strike price	$2.55
(A)The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager would not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. In July 2019, a certain employee was terminated by the Company and 921,992 options reverted back to the former Manager.

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.3 million and $0.2 million during the three and six months ended June 30, 2020, respectively, and $1.2 million and $2.4 million during the three and six months ended June 30, 2019, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $1.7 million as of June 30, 2020 and will be expensed over a weighted average of 2.0 years.

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the six months ended June 30, 2020.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2019	520,618	$4.66
Released	(143,611)	$4.70
Forfeited	(120,042)	$4.64
Balance at June 30, 2020	256,965	$4.64

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period. During the six months ended June 30, 2020, the Company granted no RSUs to non-employee directors and no RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the six months ended June 30, 2020, the Company granted no RSUs to employees and 145,366 RSUs granted to employees vested. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to RSUs was $0.2 million and $0.5 million during the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. Stock-based compensation expense was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.9 million as of June 30, 2020 and will be expensed over a weighted average of 1.8 years.

C. Dividends

On November 11, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning November 1, 2019 and ending January 31, 2020. Dividends totaling $1.4 million were paid on January 31, 2020. No dividends were declared during the six months ended June 30, 2020.

D. Earnings Per Share

The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(40,921)	$(14,354)	$(59,678)	$(30,349)
Loss Applicable to Common Stockholders	$(40,921)	$(14,354)	$(59,678)	$(30,349)
Denominator:
Denominator for basic earnings per share - weighted average shares	67,111,843	67,029,610	67,090,805	67,028,364
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	67,111,843	67,029,610	67,090,805	67,028,364
Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.61)	$(0.21)	$(0.89)	$(0.45)
Loss Applicable to Common Stock, per share	$(0.61)	$(0.21)	$(0.89)	$(0.45)
Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.61)	$(0.21)	$(0.89)	$(0.45)
Loss Applicable to Common Stock, per share	$(0.61)	$(0.21)	$(0.89)	$(0.45)

The Company’s dilutive securities are outstanding stock options and RSUs. During the three and six months ended June 30, 2020, based on the treasury stock method, the Company had 488,981 and 725,345 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. During the three and six months ended June 30, 2019, based on the treasury stock method, the Company had 2,840,284 and 2,538,663 potentially dilutive securities, respectively.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Other Affiliated Entities
The Company incurred expenses for services of Ms. Khouri prior to execution of an employment agreement, which will be reimbursed to an affiliate of a member of the Board of Directors, subject to Board approval. The Company accrued $0.2 million in compensation expense for the year ended December 31, 2019, and an additional $0.1 million for the six months ended June 30, 2020.

13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2020, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - As of June 30, 2020, the Company had future payments for additional operating leases that had not yet commenced of $66.6 million. The leases are expected to commence over the next 12 - 24 months with lease terms of approximately 10 - 20 years. These leases are primarily real estate leases for future Entertainment Golf venues and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies which generally occurs prior to construction.

Preferred Dividends in Arrears - As of June 30, 2020, $2.3 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.5 million and $0.8 million for the three and six months ended June 30, 2020, respectively. There was no income tax provision for the three and six months ended June 30, 2019. The increase in the income tax provision is primarily due to tax on excess inclusion income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2020 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

At December 31, 2019 and June 30, 2020, the Company reported a total liability for unrecognized tax benefits of $1.2 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020, and a temporary suspension of certain other limitations on the use of NOLs; (2) accelerated refund of AMT credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020
(dollars in tables in thousands, except share data)

income in the carryback periods and the fact the Company was already expecting to receive a cash benefit for the remaining AMT credits in 2020. During the second quarter of 2020, the Company filed a claim to accelerate its refund of remaining AMT credit carryforwards.

15. (GAIN) LOSS ON LEASE TERMINATIONS AND IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gain on lease terminations	$(3,125)	$—	$(3,125)	$—
Impairment on traditional golf properties (held-for-sale)	$—	$—	$—	$952
Impairment on traditional golf properties (held-for-use)	—	—	792	3,136
Other losses	—	118	—	118
Total (gain) loss on lease terminations and impairment	$(3,125)	$118	$(2,333)	$4,206

Gain on lease terminations - During the three and six months ended June 30, 2020, the Company recorded a gain of $3.1 million on the termination of two traditional golf course leases. The gain primarily related to the derecognition of long-lived asset, intangible, and ROU asset and liability balances.

Held-for-Sale Impairment: For the six months ended June 30, 2019, the Company recognized impairment losses and recorded accumulated impairment totaling approximately $1.0 million on two golf properties. The fair value measurements were based on expected selling prices, less costs to sell. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

Held-for-Use Impairment: For the six months ended June 30, 2020, the Company recorded impairment charges totaling $0.8 million for one property. For the six months ended June 30, 2019, the Company recorded impairment charges totaling $3.1 million for one golf property. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc., which is referred to, together with its subsidiaries as Drive Shack Inc. or the Company. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto and with Part II, Item 1A. “Risk Factors” of this report, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

GENERAL

Business Overview

Drive Shack Inc. is an owner and operator of golf-related leisure and entertainment venues, with an integrated portfolio spanning three platforms, focused on bringing people together through competitive socializing by combining sports and entertainment with elevated food and beverage offerings. Drive Shack, which launched in 2018, owns and operates four entertainment golf venues, which feature tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces. American Golf owns, operates, and manages 60 traditional golf courses throughout the United States and is the longest-running business in our portfolio. Finally, we are in development of our newest competitive socializing and entertainment platform, The Puttery, which we intend to launch in 2021. The Puttery will feature indoor tech-enabled putting with multiple bars, lounges, miniature golf courses and VIP spaces.

The Company, a Maryland corporation, was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.”

Operating Segments

•Entertainment Golf | Drive Shack

Drive Shack is a golf-related leisure and entertainment company that offers sports and social entertainment with gaming and premier golf technology, a chef-inspired menu, and craft cocktails. Each core Drive Shack venue features expansive, climate-controlled, suite style bays with lounge seating; augmented-reality golf games and virtual course play; a restaurant and multiple bars; an outdoor patio with lawn games; and arcade games.

We operate Drive Shack venues in Raleigh, North Carolina; Richmond, Virginia; West Palm Beach, Florida; and Orlando, FL.

•Traditional Golf | American Golf
American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of June 30, 2020, we owned, leased or managed 60 properties across nine states and have approximately 33,000 members. American Golf is focused on delivering lasting experiences for our guests, who played over 850,000 rounds at our properties during the six months ended June 30, 2020.
Our traditional golf operations are organized into three principal revenue-generating categories: (1) public properties (leased and owned), (2) private properties (leased and owned) and (3) managed properties (public and private). We organize our operations in this manner due to the nature of the revenue streams generated by these properties.
Public Properties.   Our 31 leased or owned public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities, pro shops and food and beverage facilities.  In some cases, our public properties have larger clubhouses with extensive banquet facilities. In addition, The Players Club is a monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access and off-peak course access to the ability to participate in golf clinics, in return for a monthly membership fee.
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
Managed Properties. Our 24 managed properties are managed by American Golf pursuant to management agreements with the owners of each property.  We recognize revenue from each of these properties in an amount equal to a management fee and the reimbursements of certain operating costs.

New Venue Innovation and Development

The Company strives to revolutionize the next generation competitive socializing experience by combining sports, entertainment, and elevated food and beverage offerings. In 2021, the Company intends to launch its newest competitive socializing and entertainment platform with a new small-store venue format called "The Puttery".

This new format would expand our business by diversifying our experiential offerings with a modern spin on indoor mini golf through auto-scoring technology that presents digital scores to guests in real-time. Each location will feature a series of tech enabled miniature golf courses anchored by bars and other social spaces that will serve to create engaging and fun experiences for our guests.

The Puttery is designed for dense urban markets where a core entertainment golf venue would not fit. The new small-store venue format expands store potential by hundreds of markets due to the vast availability of real estate, shorter development timelines, less capital risk and higher development yields.

The Company formally announced the locations of its first two venues in Dallas, Texas and Charlotte, North Carolina that are expected to open in 2021.

Notable Operational Results
During the second quarter of 2020, we focused on adapting our business to account for the impacts of COVID-19. We focused on the core operational fundamentals of the business, seeking opportunities to drive operational efficiencies and continuous improvement, while providing an outstanding guest experience. We also resumed substantially all of our business operations, subject to capacity limitations, enhanced sanitization, social distancing and additional preventative measures to help minimize the spread of COVID-19. In addition, restrictions on large gatherings remain in effect in the jurisdictions we operate, resulting in the postponement or cancellation of the substantial majority of events, banquets and other large gatherings.
With golf emerging as one of the top outdoor activities naturally conducive to social distancing practices, the Company experienced a surge in guest traffic and demand throughout the quarter, with the most compelling impact in June, our first full month of operations since various locally mandated closures were imposed.
During the second quarter, our three Generation 2.0 core Drive Shack venues generated total revenue of $1.8 million, of which $1.4 million was generated in June, while operating under COVID-19 capacity limitations at our hitting bays and with no bar service. Our traditional golf courses generated revenue of $21.8 million, exclusive of management contract reimbursements of $8.5 million, of which $12.0 million was generated in June, while subject to various COVID-19 operational restrictions.

Recent Developments Regarding COVID-19

In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). In response to the pandemic, many states and localities in which we operate have issued “stay at home” or “shelter in place” orders and other social distancing measures, in addition to mandatory store closures, capacity limitations and other restrictions affecting our operations. As a result, during March 2020, we temporarily closed all of our entertainment golf venues and substantially all of our traditional golf courses.

The gradual easing of restrictions has permitted us to resume operations at our entertainment golf venues, subject to locally mandated COVID-19 capacity limitations at the suite style hitting bays (varying by location), and with no bar service. Throughout May and June, the Company reopened its three Generation 2.0 core Drive Shack venues in West Palm Beach, FL; Richmond, VA; and Raleigh, North Carolina. As of the date of this report, our entertainment golf venue in Orlando, FL remains closed.

Throughout April and May, the Company reopened its traditional golf courses with all courses open as of June 30, subject to various locally mandated COVID-19 operational restrictions to comply with social distancing measures. The food and beverage offerings at our traditional golf courses are limited and operating primarily on a patio dining and “to-go” model, due to local restrictions on dining services.

Restrictions on large group gatherings have lagged the easing of other operational restrictions imposed across our portfolio, varying by location, which has resulted in the postponement or cancellation of events, banquets, and other large group gatherings.

With the health and safety of employees and guests as its top priority, the Company has implemented various new and enhanced safety protocols including frequent cleaning and disinfecting measures, increased handwashing procedures, as well as providing masks, gloves, hand sanitizers and other protective equipment necessary to ensure the safety of our employees and guests. For additional protective measures, the Company has installed new protective dividers in between the suite style hitting bays at its core entertainment golf venues. The Company adheres to and enforces all local laws, varying by location.

While the various government-imposed orders and other social distancing measures intended to stem the spread of COVID-19 have kept Americans indoors for extended periods of time, top health officials and governmental authorities have described outdoor activities while maintaining social distancing as providing numerous physical and mental benefits necessary to stay healthy during the pandemic. As government lockdown orders have eased, we believe many Americans have been eagerly seeking a return to a sense of normalcy, and craving activities and socialization that can be enjoyed safely. Golf has emerged as one of the top activities that meet these criteria and that can offer valuable physical and mental respite during these unprecedented times. This has been evident by the surge in demand for tee times in June at our traditional golf courses, with utilization of tee time inventory up dramatically over the prior year. Engagement in golf has been strong across an expanded base of participants ranging from the core golfers, to the lapsed golfers making their return, and families and new participants of all ages.

The Company provides two different avenues for our guests to get outdoors and safely engage in the sport of golf with our entertainment golf venues and traditional golf courses. The outdoor open-air layout of our entertainment golf venues, with defined suite style hitting bays (partitioned by new protective dividers), and the outdoor wide-open nature of our traditional golf courses provide the ideal setting for guests to connect with friends while enjoying physical activity and maintaining social distancing. Both offerings naturally limit guest overlap and, combined with enhanced safety protocols, provide a safe and comfortable setting for guests to socialize. We believe these factors to be key differentiators that will provide the Company with a competitive advantage within the leisure and entertainment industry through the COVID-19 environment. While an array of entertainment concepts were popular before COVID-19, we believe growth will be closely tied to the shift in consumer preference for outdoor activities that require limited overlap with other guests.

Given the dynamic nature and fluidity of the pandemic, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we expect COVID-19 to continue to have a material adverse impact on our revenues, results of operations and cash flows in future periods. The extent of the ultimate impact will depend on the future developments that are uncertain and unpredictable, including the spread of COVID-19 and actions to contain or mitigate its impact, the timing of economic recovery, and consumer behaviors, preferences and discretionary spending, among others.

CARES Act

On March 27, 2020, Congress enacted the CARES Act to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals offered as it continues to evaluate the applicability of other benefits. See Note 14 in Part I, Item 1 “Financial Statements” for additional information.

In April 2020, four of our subsidiaries entered into notes payable with J.P. Morgan pursuant to the Paycheck Protection Program Loan under the CARES Act, in an aggregate principal amount equal to $5,276,742. While the Company was eligible for the Loans, in light of comments issued by the Treasury Secretary, the Company determined it was in the best interests of the Company to abide by the Treasury Secretary’s preference that publicly traded companies return their loan borrowings. On May 1, 2020, we repaid the entire outstanding balance, inclusive of interest.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2020	2019	Amount	%
Revenues
Golf operations (A)	$29,675	$57,386	$(27,711)	(48.3)%
Sales of food and beverages	2,425	14,229	(11,804)	(83.0)%
Total revenues	32,100	71,615	(39,515)	(55.2)%
Operating costs
Operating expenses (A)	33,224	58,720	(25,496)	(43.4)%
Cost of sales - food and beverages	829	3,904	(3,075)	(78.8)%
General and administrative expense	6,368	13,607	(7,239)	(53.2)%
Depreciation and amortization	6,682	5,122	1,560	30.5%
Pre-opening costs	270	1,700	(1,430)	(84.1)
(Gain) Loss on lease terminations and impairment	(3,125)	118	(3,243)	(2,748.3)%
Realized and unrealized loss on investments	—	—	—
Total operating costs	44,248	83,171	(38,923)	(46.8)%
Operating loss	(12,148)	(11,556)	592	5.1%
Other income (expenses)
Interest and investment income	135	265	(130)	(49.1)%
Interest expense, net	(2,591)	(1,795)	796	44.3%
Other income (loss), net	(24,422)	127	(24,549)	19,329.9%
Total other income (expenses)	(26,878)	(1,403)	(25,475)	(1,815.8)%
Loss before income tax	$(39,026)	$(12,959)	$26,067	201.1%

	Six Months Ended June 30,		Increase (Decrease)
	2020	2019	Amount	%
Revenues
Golf operations (A)	$78,300	$102,092	$(23,792)	(23.3)%
Sales of food and beverages	14,935	23,475	(8,540)	(36.4)%
Total revenues	93,235	125,567	(32,332)	(25.7)%
Operating costs
Operating expenses (A)	87,591	106,443	(18,852)	(17.7)%
Cost of sales - food and beverages	4,484	6,601	(2,117)	(32.1)%
General and administrative expense	16,186	25,226	(9,040)	(35.8)%
Depreciation and amortization	13,476	10,046	3,430	34.1%
Pre-opening costs	822	2,879	(2,057)	(71.4)%
(Gain) Loss on lease terminations and impairment	(2,333)	4,206	(6,539)	(155.5)%
Total operating costs	120,226	155,401	(35,175)	(22.6)%
Operating loss	(26,991)	(29,834)	(2,843)	(9.5)%
Other income (expenses)
Interest and investment income	265	608	(343)	(56.4)%
Interest expense, net	(5,336)	(3,947)	1,389	35.2%
Other income (loss), net	(24,055)	5,614	(29,669)	528.5%
Total other income (expenses)	(29,126)	2,275	(31,401)	1,380.3%
Loss before income tax	$(56,117)	$(27,559)	$28,558	103.6%
(A)Includes $8.5 million and $21.8 million for the three and six months ended June 30, 2020, respectively, and $13.0 million and $22.8 million for the three and six months ended June 30, 2019, respectively, due to management contract reimbursements reported under ASC 606.

Revenues from Golf Operations

Revenues from Golf Operations comprise principally: (1) daily green fees,golf cart rentals, and The Player's Club membership dues at American Golf’s public properties, (2) initiation fees, membership dues and guest fees at American Golf’s private properties, (3) management fees and reimbursed operating expenses at American Golf’s managed courses and (4) bay play at Drive Shack locations.

Given the discretionary nature of our products, trends in consumer spending will impact our revenue from Golf Operations on a quarter-by-quarter basis and, particularly in traditional golf as an outdoor activity, and weather patterns have a significant impact.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Golf operations (A)	$29,675	$57,386	$(27,711)	(48.3)%
Percentage of total revenue	92.4%	80.1%

Revenues from golf operations decreased by $27.7 million primarily due to traditional golf course closures in response to the COVID-19 pandemic and also included a $4.2 million decrease due to fewer leased and owned traditional golf courses and a $5.1 million decrease in revenues from managed courses, primarily due to a $4.5 million decrease in reimbursed expenses.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Golf operations (A)	78,300	102,092	(23,792)	(23.3)%
Percentage of total revenue	84.0%	81.3%

Revenues from golf operations decreased by $23.8 million primarily due to traditional golf course closures in response to the COVID-19 pandemic, as well as $7.9 million decrease due to fewer leased and owned traditional courses in 2020 and $1.0 million decrease in revenues from managed course revenues, primarily due to a decrease in reimbursed expenses. Entertainment golf venues increased $3.4 million due to more venues open in 2020.

Sales of Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Sales of food and beverages	$2,425	$14,229	$(11,804)	(83.0)%
Percentage of total revenue	7.6%	19.9%

Sales of food and beverages decreased by $11.8 million primarily due to traditional golf course closures in response to the COVID-19 pandemic.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Sales of food and beverages	$14,935	$23,475	$(8,540)	(36.4)%
Percentage of total revenue	16.0%	18.7%

Sales of food and beverages decreased by $8.5 million primarily due to the traditional golf course closures in response to the COVID-19 pandemic, and included a $1.7 million decrease due to fewer leased and owned traditional courses in 2020. Entertainment golf venues increased $5.3 million due to more venues open in 2020.

Operating Expenses

Operating expenses consist of venue-level payroll and payroll-related (including hourly and salary wages, bonuses and commissions, health benefits, and payroll taxes), occupancy (including rent, property tax, and common area maintenance), and other venue-level operating expenses (including utilities, repair and maintenance, and marketing), excluding pre-opening costs, which are recorded separately. Operating expenses also include venue-level operating costs for managed courses, for which we are reimbursed.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Operating expenses	$33,224	$58,720	$(25,496)	(43.4)%
Percentage of total revenue	103.5%	82.0%

Operating expenses decreased by $25.5 million primarily due to payroll and payroll-related cost reductions resulting from the furlough of the substantial majority of our employees during the temporary venue closures and also included a $4.3 million decrease due to fewer leased and owned traditional golf courses and a $4.5 million decrease in reimbursed expenses for our managed courses.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Operating expenses	$87,591	$106,443	$(18,852)	(17.7)%
Percentage of total revenue	93.9%	84.8%

Operating expenses decreased by $18.9 million primarily due to payroll and payroll-related cost reductions resulting from the furlough of the substantial majority of our employees during the temporary venue closures and also included a $9.0 million decrease due to fewer leased and owned traditional golf courses and a $1.0 million decrease in reimbursed expenses for our managed courses. Entertainment golf venues increased $7.2 million due to more venues open in 2020.

Cost of Sales - Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Cost of sales - food and beverages	$829	$3,904	$(3,075)	(78.8)%
Percentage of total revenue	2.6%	5.5%

Cost of sales - food and beverages decreased by $3.1 million primarily due to traditional golf course closures in response to the COVID-19 pandemic, as well as $0.3 million decrease due to fewer leased and owned traditional courses in 2020.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Cost of sales - food and beverages	$4,484	$6,601	$(2,117)	(32.1)%
Percentage of total revenue	4.8%	5.3%

Cost of sales - food and beverages decreased by $2.1 million primarily due to traditional golf course closures in response to the COVID-19 pandemic, as well as $0.6 million decrease due to fewer leased and owned traditional courses in 2020. Entertainment golf venues increased $1.4 million due to more venues open in 2020.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense consists of costs associated with our Venue Support and administrative functions that support development and operations and includes stock-based compensation.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
General and administrative expense	6,368	13,607	(7,239)	(53.2)%
Percentage of total revenue	19.8%	19.0%

General and administrative expense decreased by $7.2 million primarily due to payroll and payroll-related cost reductions resulting from the furlough of the substantial majority of our employees during the temporary venue closures, and included a $1.8 million decrease in bonus expenses while the Company re-evaluates incentive compensation structures in light of the COVID-19 pandemic. Additionally, stock-based compensation decreased $1.0 million due to departures of executive officers between the two periods.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
General and administrative expense	16,186	25,226	(9,040)	(35.8)%
Percentage of total revenue	17.4%	20.1%

General and administrative expense decreased by $9.0 million primarily due to payroll and payroll-related cost reductions resulting from the furlough of the substantial majority of our employees during the temporary venue closures, and included a $2.7 million decrease in bonus expenses while the Company re-evaluates incentive compensation structures in light of the COVID-19 pandemic. Additionally, stock-based compensation decreased $2.0 million due to departures of executive officers between the two periods.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on property and equipment and financing lease assets, as well as amortization of intangible assets.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Depreciation and amortization	6,682	5,122	1,560	30.5%
Percentage of total revenue	20.8%	7.2%
Depreciation and amortization increased by $1.6 million primarily due to depreciation on assets placed into service in our Entertainment Golf business for three venues opened in 2019, respectively, and on assets placed in service for the renovation of our Orlando, Florida venue in November 2019.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Depreciation and amortization	13,476	10,046	3,430	34.1%
Percentage of total revenue	14.5%	8.0%

Depreciation and amortization increased by $3.4 million primarily due to depreciation on assets placed into service in our Entertainment Golf business for three venues opened in 2019, and on assets placed in service for the renovation of our Orlando, Florida venue in November 2019, partially offset by a reduction in depreciation in our Traditional Golf business primarily due to properties that were sold and exited in 2019.

Pre-Opening Costs

Pre-opening costs consist primarily of site-related lease expenses, employee payroll, marketing expenses, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Pre-opening costs	270	1,700	(1,430)	(84.1)%
Percentage of total revenue	0.8%	2.4%

Pre-opening expenses decreased by $1.4 million primarily due to costs associated with the opening of three new 2.0 Entertainment Golf venues in 2019. Pre-opening costs in 2020 consist primarily of pre-open lease costs.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Pre-opening costs	822	2,879	(2,057)	(71.4)%
Percentage of total revenue	0.9%	2.3%

Pre-opening expenses decreased by $2.1 million primarily due to costs associated with the opening of three new 2.0 Entertainment Golf venues in 2019.

(Gain) Loss on Lease Terminations and Impairment

Impairment and other losses consists of impairment charges on long-lived assets, including property and equipment, intangibles, and operating lease assets, as well as the net book value of assets retired in the normal course of business.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
(Gain) Loss on lease terminations and impairment	(3,125)	118	(3,243)	(2,748.3)%
Percentage of total revenue	(9.7)%	0.2%

During the three months ended June 30, 2020, the Company recorded a gain of $3.1 million on the termination of two traditional golf course leases. The gain primarily related to the derecognition of long-lived asset, intangible, and ROU asset and liability balances. The Company entered into a management agreement for one of the two courses. There was no significant activity during the three months ended June 30, 2019.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
(Gain) Loss on lease terminations and impairment	(2,333)	4,206	(6,539)	(155.5)%
Percentage of total revenue	(2.5)%	3.3%
During the six months ended June 30, 2020, the Company recorded a gain of $3.1 million on the termination of two traditional golf course leases, partially offset by $0.8 million impairment on one Traditional Golf property. The gain on lease terminations was primarily related to the derecognition of long-lived asset, intangible, and ROU asset and liability balances. During the six months ended June 30, 2019, we recorded $4.2 million impairment on three Traditional Golf properties.

Interest and Investment Income

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Interest and investment income	135	265	(130)	(49.1)%
Percentage of total revenue	0.4%	0.4%

Interest and investment income decreased by $0.1 million primarily due to lower balances in interest bearing cash accounts.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Interest and investment income	265	608	(343)	(56.4)%
Percentage of total revenue	0.3%	0.5%

Interest and investment income decreased by $0.3 million primarily due to lower balances in interest bearing cash accounts.

Interest Expense, Net

Interest expense, net, consists primarily of interest expense on the accretion of membership deposit liabilities, on the company's junior subordinated notes payable, and on financing lease obligations, offset by amounts capitalized into construction in progress during the construction and development of new venues.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Interest expense, net	(2,591)	(1,795)	796	44.3%
Percentage of total revenue	(8.1)%	(2.5)%

Interest expense, net increased by $0.8 million primarily due to a decrease of interest expense capitalized into construction in progress balances associated with the opening of three 2.0 Entertainment Golf venues in 2019 compared to one Entertainment Golf venue with significant construction activities in 2020.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Interest expense, net	(5,336)	(3,947)	1,389	35.2%
Percentage of total revenue	(5.7)%	(3.1)%

Interest expense, net increased by $1.4 million primarily due to a decrease of interest expense capitalized into construction in progress balances associated with the opening of three 2.0 Entertainment Golf venues in 2019 compared to one Entertainment Golf venue with significant construction activities in 2020.

Other Income (Loss), Net

Other income (loss), net, consists of gains on the sale of traditional golf courses, earnings on and impairments of our equity method investment, and any gains or losses due to lease terminations, inclusive of lease termination costs and related legal fees as well as the write-off of the net book value of property and equipment, intangible assets, ROU assets and liabilities, and remaining working capital items.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Other income (loss), net	(24,422)	127	(24,549)	19,329.9%
Percentage of total revenue	(76.1)%	0.2%

Other income (loss), net decreased by $24.5 million primarily due to an other-than-temporary impairment charge of $24.7 million on the Company's equity method investment.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2020	June 30, 2019	Amount	%
Other income (loss), net	(24,055)	5,614	(29,669)	528.5%
Percentage of total revenue	(25.8)%	4.5%

Other income (loss), net decreased by $29.7 million primarily due to an other-than-temporary impairment charge of $24.7 million on the Company's equity method investment and a decrease of $4.8 million in gains on the sale of Traditional Golf properties, as seven courses were sold in 2019 compared to no courses sold in 2020.
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Capital

Our primary sources of liquidity are our current balances of cash and cash equivalents. As of June 30, 2020, we had $12.6 million of available cash. We also generated capital through completing the sales of 24 of our 26 owned Traditional Golf properties, which were completed by December 31, 2019. The proceeds generated by these transactions were reinvested in our Entertainment Golf business and used to pay overhead expenses.

Our primary cash needs are for capital expenditures related to developing, constructing, and opening new core Drive Shack and new The Puttery venues, remodeling and maintaining existing facilities, funding working capital, operating and finance lease obligations, servicing our debt obligations, paying dividends on our preferred stock, and for general corporate purposes.

The Company’s growth strategy is capital intensive and our ability to execute is dependent upon many factors, including the current and future operating performance of our Entertainment Golf venues and Traditional Golf properties, the pace of expansion, real estate markets, site locations, our ability to raise financing and the nature of the arrangements negotiated with landlords.

In March 2020, in response to the COVID-19 pandemic, we temporarily closed all of our entertainment golf venues and substantially all of our traditional golf courses, eliminating substantially all of the Company's revenue sources during the closure period. Throughout May and June, the Company reopened its three Generation 2.0 entertainment golf venues, and as of June 30, 2020, all of its traditional golf courses were open, subject to locally mandated COVID-19 health and safety requirements, and other social distancing measures, including capacity limitations and various other operational restrictions. The Company currently expects the temporary suspension of business operations and current restrictions and limitations to have a material adverse impact on its revenues, results of operations and cash flows and to raise substantial doubt about its ability to continue as a going concern.

The ability of the Company to continue operations is dependent on the degree of success of management's plans to manage existing cash balances during the COVID-19 related disruptions to business operations, including government-mandated limitations and restrictions, and to obtain additional financing to fund its short-term liquidity requirements. In order to manage existing cash balances, management reduced spending broadly, including furloughing a substantial majority of our employees, pausing construction on future planned venues to reduce capital spending, suspending the declaration of dividends on our preferred stock, and deferring payment of certain operating and corporate expenditures. The Company is actively seeking to sell its remaining Traditional Golf property that is held-for-sale and believes a sale is probable and would mitigate the substantial doubt raised by the COVID-19 pandemic about the Company's ability to continue as a going concern and satisfy the Company's estimated liquidity needs through 12 months from the issuance of the financial statements in this report. The Company is also exploring additional debt financing, including potential financing options made available under the CARES Act, public or private equity issuances, and additional ways to strategically monetize our remaining real estate securities and other investments. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all.

We continually monitor market conditions for these financing and capital opportunities and, at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

The Company has paid preferred dividends of $1.4 million in fiscal year 2020, which were declared in 2019. In order to preserve liquidity, our board of directors has not declared preferred or common stock dividends to date in 2020.

Summary of Cash Flows

For the six months ended June 30, 2020, the Company reported net cash used in operating activities of $5.7 million, net cash used in investing activities of $7.6 million, net cash used in financing activities of $2.8 million, and cash and cash equivalents of $12.6 million as of June 30, 2020.

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	(5,685)	(24,226)
Investing activities	(7,629)	(9,904)
Financing activities	(2,771)	(4,449)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(16,085)	(38,579)

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $5.7 million for the six months ended June 30, 2020 and $24.2 million for the six months ended June 30, 2019. Changes in operating cash flow activities are described below:

•Operating cash flows increased by:
◦$6.8 million in our Traditional Golf operations, primarily due to reduced course payroll costs associated with the temporary closures during the COVID-19 pandemic, deferred payments of certain operating expenses, and increased demand for Traditional Golf following the reopening;
◦$8.4 million primarily due to reduced corporate payroll wages from lower headcounts and deferred payment of annual bonuses in 2020 that were earned in 2019;
◦$3.0 million in savings on general and administrative expenses primarily due to lower professional fee expenses; and

◦$0.8 million in operating cash flows primarily due to reopening of three Entertainment Golf venues.

•Operating cash flows decreased by:
◦$0.4 million due to lower interest income as a result of lower average balances held in interest bearing accounts.

Investing Activities

Cash flows generated from investing activities primarily relate to proceeds from the dispositions of Traditional Golf properties, and were primarily used for capital expenditures related to the development of the Entertainment Golf venues and renovations of existing facilities.

Investing activities used $7.6 million and $9.9 million during the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to a $34.9 million less in capital expenditures to preserve cash during the temporary venue closures, mostly offset by a $32.6 million decrease in proceeds from the sale of traditional golf courses. The company sold seven courses in the first six months of 2019 and no courses were sold to date in 2020.

Capital Expenditures. Our total capital expenditures for the six months ended June 30, 2020 and 2019 were $7.7 million and $42.6 million, respectively.

We expect our capital expenditures over the next 12 months to range between $60 and $70 million, dependent on the Company's ability to obtain additional financing, which includes developing new core Drive Shack and The Puttery venues and remodeling and maintaining existing facilities.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the borrowing or repayment of debt obligations, deposits received on golf memberships, and the payment of preferred dividends.

Financing activities used $2.8 million and $4.4 million during the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to the decrease in preferred dividends. On November 11, 2019, we declared a quarterly preferred dividend of $1.4 million which was paid on January 31, 2020.

Debt Obligations

Our debt obligations including finance lease obligations, as summarized in Note 8 to our Consolidated Financial Statements included herein, had contractual maturities at June 30, 2020 as follows (in thousands):

	Nonrecourse	Recourse	Total
2020	$994	$—	$994
2021	1,369	—	1,369
2022	2,881	—	2,881
2023	3,364	—	3,364
2024	6,908	—	6,908
2025	2,205	—	2,205
Thereafter	200	51,004	51,204
Total	$17,921	$51,004	$68,925

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2020, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies-Legal Contingencies.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which are modified and updated by the risk factor set forth below.

Pandemics or disease outbreaks, such as the outbreak of the COVID-19 virus, have disrupted, and may continue to disrupt, our business, and may continue to have a material adverse effect on our business, operations and results of operations.

Pandemics or disease outbreaks such as the COVID-19 virus have, and may continue to have, a negative impact on customer traffic at our entertainment golf and traditional golf venues, may make it more difficult to staff our venues and, in more severe cases, may cause closures, a temporary inability to obtain supplies and/or increase to commodity costs, sometimes for prolonged periods of time. The ability of local and international authorities to contain COVID-19 and limit the spread of infections will impact our business operations, and may include a requirement that we temporarily suspend operations at our venues and the extension of social distancing and similar restrictions promulgated by these authorities. While some state and local governments in the U.S. removed or eased restrictions on certain businesses, including ours in Spring 2020, jurisdictions may reintroduce restrictions in the future if circumstances change. For example, we may be required to limit the hours in which we are permitted to serve food and beverages.

In addition, our operations have been further disrupted when employees or employees of our business partners are suspected of having COVID-19 or other illnesses since this has required us or our business partners to quarantine some or all such employees and close and disinfect our impacted restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. In addition, we are required by local and state regulations to report employees who have contacted or been exposed to the virus.

Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on our guest traffic or our ability to adequately staff venues. We have been adversely affected when government authorities have imposed and continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition and results of operations. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks, and corresponding differences in government responses, which may make it difficult for us to plan or forecast an appropriate response.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had an adverse effect on our business and financial condition. Our revenue and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability or other changes. The significance of the operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).
2.2	Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).
3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).
3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).
3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).
3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).
3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).
3.6	Amended and Restated By-laws (effective May 11, 2020).
4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).
4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).
4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).
4.4	Tax Benefits Preservation Plan, dated as of March 6, 2020, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on March 6, 2020).
10.1	Termination and Cooperation Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG
LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December
21, 2017).
10.2	Transition Services Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG LLC
(incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 21,
2017).
10.3*	Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr.
(incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 21,
2017).
10.4*	Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Sara A. Yakin (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.5, filed on December 21, 2017).
10.5*	Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.6, filed on March 15, 2019).
10.6*	Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.7, filed on March 15, 2019).
10.7*	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).
10.8*	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

Exhibit Number	Exhibit Description
10.9*	2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).
10.10*	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2016).
10.11*	2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).
10.12*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).
10.13	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).
10.14	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on February 1, 2010).
10.15	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).
10.16*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).
10.17*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.18, filed on March 15, 2019).
10.18*	Incentive Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.19, filed on March 15, 2019).
10.19*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.20, filed on March 15, 2019).
10.20*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.22, filed on May 10, 2019).
10.21*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.23, filed on August 6, 2019).
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

August 7, 2020

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A Goodfield, Jr.
Interim Chief Financial Officer, Chief Accounting Officer & Treasurer

August 7, 2020