Form 10-Q
period 2020-09-30
Drive Shack Inc.
filed 2020-11-05
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Common stock, $0.01 par value per share: 67,227,944 shares outstanding as of October 30, 2020.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, (i) the timing and conditions under which we may reopen any of our entertainment golf venues, (ii) the operation of our entertainment golf venues and traditional golf courses in light of the ongoing COVID-19 pandemic following their reopening and the opening of new venues, (iii) our ability to remain competitive within the leisure and entertainment industry during the ongoing COVID-19 pandemic (iv) the adequacy of our cash flows from operations and available cash to meet our liquidity needs, including in the event of a prolonged reclosure of our venues, (v) our ability to modify the timing of certain contractual payments owed, (vi) our ability to obtain additional financing and (vii) the potential impact of COVID-19 on our results of operations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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
•the impact of any current or further legal proceedings and regulatory investigations and inquiries; and
•other risks detailed from time to time, particularly under the heading “Risk Factors” in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in this report, and in our subsequent filings with the Securities and Exchange Commission (the "SEC").

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

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$13,314	$28,423
Restricted cash	2,904	3,103
Accounts receivable, net of allowance of $899 and $1,082, respectively	3,670	5,249
Real estate assets, held-for-sale, net	17,016	16,948
Real estate securities, available-for-sale	3,027	3,052
Other current assets	14,861	17,521
Total current assets	54,792	74,296
Restricted cash, noncurrent	286	438
Property and equipment, net of accumulated depreciation	175,014	179,641
Operating lease right-of-use assets	198,458	215,308
Intangibles, net of accumulated amortization	15,329	17,565
Other investments	—	24,020
Other assets	5,610	4,723
Total assets	$449,489	$515,991

Liabilities and Equity
Current liabilities
Obligations under finance leases	$6,583	$6,154
Membership deposit liabilities	14,815	10,791
Accounts payable and accrued expenses	38,964	25,877
Deferred revenue	15,351	26,268
Real estate liabilities, held-for-sale	5	4
Other current liabilities	30,452	23,964
Total current liabilities	106,170	93,058
Credit facilities and obligations under finance leases - noncurrent	12,435	13,125
Operating lease liabilities - noncurrent	171,592	187,675
Junior subordinated notes payable	51,185	51,192
Membership deposit liabilities, noncurrent	97,943	95,805
Deferred revenue, noncurrent	7,385	6,283
Other liabilities	3,154	3,278
Total liabilities	$449,864	$450,416

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2020 and December 31, 2019	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,227,944 and 67,068,751 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	672	671
Additional paid-in capital	3,178,319	3,177,183
Accumulated deficit	(3,242,337)	(3,175,572)
Accumulated other comprehensive income	1,388	1,710
Total equity	$(375)	$65,575
Total liabilities and equity	$449,489	$515,991

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Golf operations	$58,766	$60,797	$137,066	$162,889
Sales of food and beverages	7,699	13,885	22,634	37,360
Total revenues	66,465	74,682	159,700	200,249

Operating costs
Operating expenses	54,993	63,454	142,584	169,897
Cost of sales - food and beverages	2,170	3,856	6,654	10,458
General and administrative expense	7,916	12,755	24,102	37,981
Depreciation and amortization	6,853	5,723	20,329	15,769
Pre-opening costs	227	4,350	1,049	7,229
(Gain) Loss on lease terminations and impairment	302	1,872	(2,031)	6,077
Total operating costs	72,461	92,010	192,687	247,411
Operating loss	(5,996)	(17,328)	(32,987)	(47,162)

Other income (expenses)
Interest and investment income	135	191	400	799
Interest expense, net	(2,896)	(2,061)	(8,232)	(6,008)
Other income (loss), net	(157)	7,341	(24,212)	12,955
Total other income (expenses)	(2,918)	5,471	(32,044)	7,746
Loss before income tax	(8,914)	(11,857)	(65,031)	(39,416)
Income tax expense	498	162	1,269	162
Net loss	(9,412)	(12,019)	(66,300)	(39,578)
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Loss applicable to common stockholders	$(10,807)	$(13,414)	$(70,485)	$(43,763)

Loss applicable to common stock, per share
Basic	$(0.16)	$(0.20)	$(1.05)	$(0.65)
Diluted	$(0.16)	$(0.20)	$(1.05)	$(0.65)

Weighted average number of shares of common stock outstanding
Basic	67,212,532	67,040,692	67,131,827	67,032,519
Diluted	67,212,532	67,040,692	67,131,827	67,032,519

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(9,412)	$(12,019)	$(66,300)	$(39,578)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(67)	(229)	(322)	(229)
Other comprehensive loss	(67)	(229)	(322)	(229)
Total comprehensive loss	$(9,479)	$(12,248)	$(66,622)	$(39,807)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(9,479)	$(12,248)	$(66,622)	$(39,807)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$65,575
Dividends declared	—	—	—	—	—	(465)	—	(465)
Stock-based compensation	—	—	—	—	201	—	—	201
Shares issued from restricted stock units	—	—	1,762	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(17,362)	—	(17,362)
Other comprehensive loss	—	—	—	—	—	—	(38)	(38)
Total comprehensive loss								(17,400)
Equity (deficit) - March 31, 2020	2,463,321	$61,583	67,070,513	$671	$3,177,384	$(3,193,399)	$1,672	$47,911
Stock-based compensation	—	—	—	—	500	—	—	500
Shares issued from restricted stock units	—	—	141,849	1	(1)	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(39,526)	—	(39,526)
Other comprehensive income	—	—	—	—	—	—	(217)	(217)
Total comprehensive loss								$(39,743)
Equity (deficit) - June 30, 2020	2,463,321	$61,583	67,212,362	$672	$3,177,883	$(3,232,925)	$1,455	$8,668
Stock-based compensation	—	—	—	—	436	—	—	436
Shares issued from restricted stock units	—	—	15,582	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(9,412)	—	(9,412)
Other comprehensive income	—	—	—	—	—	—	(67)	(67)
Total comprehensive loss								$(9,479)
Equity (deficit) - September 30, 2020	2,463,321	$61,583	67,227,944	$672	$3,178,319	$(3,242,337)	$1,388	$(375)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,222	—	—	1,222
Adoption of ASC 842	—	—	—	—	—	(9,831)		(9,831)
Comprehensive income (loss)
Net loss	—	—	—	—	—	(14,600)	—	(14,600)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(14,600)
Equity (deficit) - March 31, 2019	2,463,321	$61,583	67,027,104	$670	$3,177,065	$(3,131,133)	$1,878	$110,063
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	1,384	—	—	1,384
Purchase of common stock (directors)	—	—	6,000	—	29	—	—	29
Comprehensive income (loss)
Net loss	—	—	—	—	—	(12,959)	—	(12,959)
Other comprehensive income	—	—	—	—	—	—	—	—
Total comprehensive loss								(12,959)
Equity (deficit) - June 30, 2019	2,463,321	$61,583	67,033,104	$670	$3,178,478	$(3,145,487)	$1,878	$97,122
Dividends declared	—	—	—	—	—	(1,395)	—	(1,395)
Stock-based compensation	—	—	—	—	177	—	—	177
Shares issued from restricted stock units (directors)	—	—	17,452	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(12,019)	—	(12,019)
Other comprehensive loss	—	—	—	—	—	—	(229)	(229)
Total comprehensive loss								(12,248)
Equity (deficit) - September 30, 2019	2,463,321	$61,583	67,050,556	$670	$3,178,655	$(3,158,901)	$1,649	$83,656

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share data)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(66,300)	$(39,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,329	15,769
Amortization of discount and premium	(304)	(196)
Other amortization	6,135	5,387
Amortization of revenue on golf membership deposit liabilities	(1,173)	(1,080)
Amortization of prepaid golf membership dues	(9,556)	(10,728)
Non-cash operating lease expense	7,636	5,306
Stock-based compensation	1,137	2,783
(Gain) Loss on lease terminations and impairment	(2,681)	6,077
Equity in (earnings), net of impairment from equity method investments	24,020	(1,033)
Other (gains) losses, net	390	(11,469)
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	3,614	1,605
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	14,452	(2,591)
Net cash used in operating activities	(2,301)	(29,748)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	(74)	44,468
Acquisition and additions of property and equipment and intangibles	(9,607)	(60,534)
Net cash used in investing activities	(9,681)	(16,066)
Cash Flows From Financing Activities
Repayments of debt obligations	(3,849)	(5,701)
Golf membership deposits received	2,241	1,776
Preferred stock dividends paid	(1,395)	(4,185)
Other financing activities	(475)	15
Net cash used in financing activities	(3,478)	(8,095)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(15,460)	(53,909)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	31,964	82,819
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$16,504	$28,910

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$—	$930
Additions to finance lease assets and liabilities	$4,030	$11,723
Increases in accounts payable and accrued expenses related to the purchase of property and equipment	$2,555	$(2,141)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

1. ORGANIZATION
Drive Shack Inc., a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.” Drive Shack Inc., together with its subsidiaries, is referenced herein as "Drive Shack Inc.", "the Company", "we", or "our". The Company owns and operates golf-related leisure and entertainment venues and courses focused on bringing people together through competitive socializing, by combining sports and entertainment with elevated food and beverage offerings.
The Company conducts its business through the following segments: (i) Entertainment Golf, (ii) Traditional Golf and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
As of September 30, 2020, the Company's Entertainment Golf segment was comprised of four owned or leased entertainment golf venues across three states with locations in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia.
The Company’s Traditional Golf segment is one of the largest operators of traditional golf properties in the United States. As of September 30, 2020, the Company owned, leased or managed 60 traditional golf properties across nine states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COVID-19 Update — Following the temporary closure of all of our entertainment golf venues and substantially all of our traditional golf properties in March 2020 in response to the coronavirus ("COVID-19") global pandemic, three Drive Shack entertainment golf venues and all of our traditional golf properties were reopened by the end of the second quarter, subject to locally mandated capacity limitations and operational restrictions. As of the date of this report, our entertainment golf venue in Orlando, Florida remains closed. Restrictions on large group gatherings remain in effect in the majority of the jurisdictions we operate, which has resulted in the postponement or cancellation of the substantial majority of events, banquets, and other large group gatherings.

The extended length of the COVID-19 pandemic and the related government response has caused, and is continuing to cause prolonged periods of various operational restrictions and capacity limitations impacting our business operations. In addition, the duration and intensity of the pandemic may result in changes in customer behaviors or preferences. These may lead to increased asset recovery and valuation risks, such as impairment of long-lived and other assets. The extent to which COVID-19 ultimately impacts our business will depend on future developments, which remain highly uncertain and cannot be predicted, including additional actions taken by various governmental bodies and private enterprises to contain COVID-19 or mitigate its impact, among others. The Company currently expects these developments to have a material adverse impact on its revenues, results of operations and cash flows in future periods.

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

As our operations remain subject to numerous locally mandated COVID-19 capacity limitations and operational restrictions. The loss of revenues and uncertainty related to the COVID-19 pandemic raised substantial doubt about the Company's ability to continue as a going concern, as disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

In order to manage cash balances in the second quarter and continuing through the end of the third quarter, management reduced spending broadly, including furloughing employees, pausing construction on future planned venues to reduce capital spending, suspending declaration of dividends on our preferred stock, and deferring payment of certain operating and corporate expenditures, including rent payments.

On October 16, 2020, the Company completed the sale of its remaining held-for-sale Traditional Golf property for a sale price of $34.5 million and received net cash proceeds of approximately $33.6 million. Management determined that the combination of cash proceeds from the sale with other cost reduction and cash conservation measures provide the Company with sufficient liquidity to meet its obligations for at least twelve months from the date of this report. Accordingly, management believes that

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

its plans to improve the Company's liquidity position have been effectively implemented and the conditions that previously raised substantial doubt about the Company's ability to continue as a going concern have been mitigated.

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

The Company’s significant accounting policies for these financial statements as of September 30, 2020 are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Real Estate, Held-for-Sale — Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs to sell. The Company suspends depreciation and amortization for assets held-for-sale. Subsequent changes to the estimated fair value less costs to sell could impact the measurement of assets held-for-sale. Decreases below carrying value are recognized as an impairment loss and recorded in "(Gain) Loss on lease terminations and impairment" on the Consolidated Statements of Operations. To the extent the fair value increases, any previously reported impairment is reversed to the extent of the impairment taken.

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. As of September 30, 2020, the Company continued to present one traditional golf property as held-for-sale. On October 16, 2020, the Company completed the sale of that remaining held-for-sale Traditional Golf property for a sale price of $34.5 million and received net cash proceeds of approximately $33.6 million.

The real estate assets, held-for-sale, net are reported at a carrying value of $17.0 million and include $12.7 million of land, $4.0 million of buildings and improvements, $0.2 million of furniture, fixtures and equipment, and $0.2 million of other related assets as of September 30, 2020. The assets and associated liabilities are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net” and “Real estate liabilities, held-for-sale,” respectively.

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
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

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

The operations and ongoing construction at the commercial real estate project halted due to the COVID-19 pandemic in mid-March and the Company recorded an other-than-temporary impairment charge of $24.7 million during the three months ended June 30, 2020. The other-than-temporary impairment charge was recorded in "Other income (loss), net" on the Consolidated Statements of Operations. The property reopened to the public with additional entertainment venues and retail shops in October 2020 while following COVID related operational restrictions and capacity limitations, and implementing social distancing measures. However, the ability of the commercial real estate project to obtain additional funding to complete the construction and attain the financial results needed to recover any of our investment remains highly uncertain. The carrying value of the investment was zero and $24.0 million as of September 30, 2020, and December 31, 2019, respectively.

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

Other Current Assets

The following table summarizes the Company's other current assets:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

	September 30, 2020	December 31, 2019
Managed course receivables	$5,244	$5,426
Prepaid expenses	2,806	3,608
Deposits	949	1,374
Inventory	2,173	2,762
Miscellaneous current assets, net	3,689	4,351
Other current assets	$14,861	$17,521
Other Assets

The following table summarizes the Company's other assets:

	September 30, 2020	December 31, 2019
Prepaid expenses	$727	$317
Deposits	2,504	2,123
Miscellaneous assets, net	2,379	2,283
Other assets	$5,610	$4,723

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	September 30, 2020	December 31, 2019
Operating lease liabilities	$20,336	$16,922
Accrued rent	5,863	2,769
Dividends payable	—	930
Miscellaneous current liabilities	4,253	3,343
Other current liabilities	$30,452	$23,964

Other Liabilities

The following table summarized the Company's other liabilities:

	September 30, 2020	December 31, 2019
Service obligation intangible	$—	$1,776
Miscellaneous liabilities	3,154	1,502
Other liabilities	$3,154	$3,278

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

Other Income (Loss), Net — These items are comprised of the following:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collateral management fee income, net	62	101	199	357
Equity in earnings, net of impairment from equity method investments	—	348	(24,020)	1,033
Gain (loss) on sale of traditional golf properties	(9)	7,096	(63)	11,763
Other (loss) income	(210)	(204)	(328)	(198)
Other income (loss), net	$(157)	$7,341	$(24,212)	$12,955
Equity in earnings, net of impairment from equity method investments - During the nine months ended September 30, 2020, the Company recorded an other-than-temporary impairment charge of $24.7 million on the Company's equity method investment.
Gain (loss) on sale of traditional golf properties - During the three months ended September 30, 2019, the Company sold one traditional golf property resulting in net proceeds of $12.3 million, inclusive of transaction costs. The traditional golf property had a carrying value of $5.2 million and resulted in a gain on sale of $7.0 million. During the nine months ended September 30, 2019, the company sold eight traditional golf properties, resulting in net proceeds of $55.7 million. The traditional golf properties had a carrying value of $43.8 million and resulted in a gain on sale of $11.8 million.

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

The Company’s revenues are generated within the Entertainment Golf and Traditional Golf segments. The following tables disaggregate revenue by category: entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$2,736	$27,361	$11,833	$16,836	$58,766	$7,408	$56,419	$31,994	$41,245	$137,066
Sales of food and beverages	3,440	2,719	1,540	—	7,699	10,675	7,914	4,045	—	22,634
Total revenues	$6,176	$30,080	$13,373	$16,836	$66,465	$18,083	$64,333	$36,039	$41,245	$159,700

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
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
(A)Includes $15.2 million and $37.1 million for the three and nine months ended September 30, 2020, respectively, and $15.7 million and $38.5 million for the three and nine months ended September 30, 2019, respectively, related to management contract reimbursements reported under ASC 606.

4. SEGMENT REPORTING

The Company currently has three reportable segments: (i) Entertainment Golf, (ii) Traditional Golf and (iii) corporate. The Company has determined that its chief operating decision maker (“CODM”) is the Chief Executive Officer and President, who reviews discrete financial information for each reportable segment to manage the Company, including resource allocation and performance assessment.

The Company's Entertainment Golf segment, launched in 2018, is comprised of Drive Shack venues that feature tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces. As of September 30, 2020, the Company owned or leased four Drive Shack venues across three states which are located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia.

The Company's Traditional Golf business is one of the largest operators of golf courses and country clubs in the United States. As of September 30, 2020, the Company owned, leased or managed 60 Traditional Golf properties across nine states.

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

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

	Entertainment Golf	Traditional Golf	Corporate	Total
Nine Months Ended September 30, 2020
Revenues
Golf operations	$7,408	$129,658	$—	$137,066
Sales of food and beverages	10,675	11,959	—	22,634
Total revenues	18,083	141,617	—	159,700
Operating costs
Operating expenses	15,041	127,543	—	142,584
Cost of sales - food and beverages	2,747	3,907	—	6,654
General and administrative expense (A)	6,278	8,092	6,617	20,987
General and administrative expense - acquisition and transaction expenses (B)	1,861	196	1,058	3,115
Depreciation and amortization	9,012	11,100	217	20,329
Pre-opening costs (C)	1,049	—	—	1,049
(Gain) Loss on lease terminations and impairment	16	(2,047)	—	(2,031)
Realized and unrealized (gain) on investments	—	—	—	—
Total operating costs	36,004	148,791	7,892	192,687
Operating (loss) income	(17,921)	(7,174)	(7,892)	(32,987)
Other income (expenses)
Interest and investment income	1	56	343	400
Interest expense (D)	(301)	(6,691)	(1,319)	(8,311)
Capitalized interest (D)	—	23	56	79
Other income (loss), net	—	(381)	(23,831)	(24,212)
Total other income (expenses)	(300)	(6,993)	(24,751)	(32,044)
Income tax expense	1	—	1,268	1,269
Net loss	(18,222)	(14,167)	(33,911)	(66,300)
Preferred dividends	—	—	(4,185)	(4,185)
Loss applicable to common stockholders	$(18,222)	$(14,167)	$(38,096)	$(70,485)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended September 30, 2020
Revenues
Golf operations	$2,736	$56,030	$—	$58,766
Sales of food and beverages	3,440	4,259	—	7,699
Total revenues	6,176	60,289	—	66,465
Operating costs
Operating expenses	4,240	50,753	—	54,993
Cost of sales - food and beverages	843	1,327	—	2,170
General and administrative expense (A)	1,749	2,810	2,256	6,815
General and administrative expense - acquisition and transaction expenses (B)	996	41	64	1,101
Depreciation and amortization	2,991	3,789	73	6,853
Pre-opening costs (C)	227	—	—	227
(Gain) Loss on lease terminations and impairment	16	286	—	302
Realized and unrealized loss on investments	—	—	—	—
Total operating costs	11,062	59,006	2,393	72,461
Operating (loss) income	(4,886)	1,283	(2,393)	(5,996)
Other income (expenses)
Interest and investment income	—	18	117	135
Interest expense (D)	(94)	(2,446)	(357)	(2,897)
Capitalized interest (D)	—	1	—	1
Other income (loss), net	—	(215)	58	(157)
Total other income (expenses)	(94)	(2,642)	(182)	(2,918)
Income tax expense	1	—	497	498
Net loss	(4,981)	(1,359)	(3,072)	(9,412)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(4,981)	$(1,359)	$(4,467)	$(10,807)

	Entertainment Golf	Traditional Golf	Corporate	Total
September 30, 2020
Total assets	152,062	285,262	12,165	449,489
Total liabilities	40,340	345,851	63,673	449,864
Preferred stock	—	—	61,583	61,583
Equity	$111,722	$(60,589)	$(113,091)	$(61,958)

Additions to property and equipment (including finance leases) during the nine months ended September 30, 2020	$5,506	$3,596	$403	$9,505

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Nine Months Ended September 30, 2019
Revenues
Golf operations	$2,720	$160,169	$—	$162,889
Sales of food and beverages	4,167	33,193	—	37,360
Total revenues	6,887	193,362	—	200,249
Operating costs
Operating expenses	6,807	163,090	—	169,897
Cost of sales - food and beverages	1,106	9,352	—	10,458
General and administrative expense (A)	10,349	12,713	10,977	34,039
General and administrative expense - acquisition and transaction expenses (B)	3,094	539	309	3,942
Depreciation and amortization	3,119	12,528	122	15,769
Pre-opening costs (C)	7,229	—	—	7,229
(Gain) Loss on lease terminations and impairment	1,270	4,807	—	6,077
Realized and unrealized (gain) on investments	—	—	—	—
Total operating costs	32,974	203,029	11,408	247,411
Operating (loss) income	(26,087)	(9,667)	(11,408)	(47,162)
Other income (expenses)
Interest and investment income	311	84	404	799
Interest expense (D)	(245)	(6,140)	(1,856)	(8,241)
Capitalized interest (D)	—	583	1,650	2,233
Other income (loss), net	(7)	11,582	1,380	12,955
Total other income (expenses)	59	6,109	1,578	7,746
Income tax expense	—	—	162	162
Net loss	(26,028)	(3,558)	(9,992)	(39,578)
Preferred dividends	—	—	(4,185)	(4,185)
Loss applicable to common stockholders	$(26,028)	$(3,558)	$(14,177)	$(43,763)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended September 30, 2019
Revenues
Golf operations	$1,431	$59,366	$—	$60,797
Sales of food and beverages	2,256	11,629	—	13,885
Total revenues	3,687	70,995	—	74,682
Operating costs
Operating expenses	3,202	60,252	—	63,454
Cost of sales - food and beverages	604	3,252	—	3,856
General and administrative expense (A)	3,433	4,500	2,467	10,400
General and administrative expense - acquisition and transaction expenses (B)	2,117	207	31	2,355
Depreciation and amortization	1,450	4,192	81	5,723
Pre-opening costs (C)	4,350	—	—	4,350
(Gain) Loss on lease terminations and impairment	1,152	720	—	1,872
Total operating costs	16,308	73,123	2,579	92,010
Operating (loss) income	(12,621)	(2,128)	(2,579)	(17,328)
Other income (expenses)
Interest and investment income	64	24	103	191
Interest expense (D)	(103)	(2,088)	(599)	(2,790)
Capitalized interest (D)	—	169	560	729
Other income (loss), net	—	6,896	445	7,341
Total other income (expenses)	(39)	5,001	509	5,471
Income tax expense	—	—	162	162
Net loss	(12,660)	2,873	(2,232)	(12,019)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(12,660)	$2,873	$(3,627)	$(13,414)

(A)General and administrative expenses included severance expenses of $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2019, respectively.
(B)Acquisition and transaction expenses include costs related to completed and potential acquisitions and transactions and strategic initiatives which may include advisory, legal, accounting and other professional or consulting fees.
(C)Pre-opening costs are expensed as incurred and consist primarily of venue-related marketing expenses, lease expense, employee payroll, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.
(D)Interest expense included the accretion of membership deposit liabilities in the amount of $2.3 million and $6.1 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $5.4 million for the three and nine months ended September 30, 2019, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	150,116	(43,052)	107,064	147,146	(36,349)	110,797
Furniture, fixtures and equipment	54,340	(25,393)	28,947	52,327	(19,484)	32,843
Finance leases - equipment	34,209	(15,402)	18,807	36,166	(16,047)	20,119
Construction in progress	13,426	—	13,426	9,112	—	9,112
Total Property and Equipment	$258,861	$(83,847)	$175,014	$251,521	$(71,880)	$179,641

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
Lease related costs recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2020, and September 30, 2019, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Finance lease cost
Amortization of right-of-use assets	$1,480	1,690	$4,496	4,736
Interest on lease liabilities	217	353	803	972
Total finance lease cost	1,697	2,043	5,299	5,708

Operating lease cost
Operating lease cost	8,881	9,798	27,146	28,276
Short-term lease cost	432	420	1,282	1,882
Variable lease cost	5,044	5,544	9,375	12,696
Total operating lease cost	14,357	15,762	37,803	42,854
Total lease cost	$16,054	17,805	$43,102	48,562

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

Other information related to leases included on the Consolidated Balance Sheet as of and for the nine months ended September 30, 2020 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	198,458	18,807
Lease liabilities	191,928	18,818

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	17,086	803
Financing cash flows	N/A	3,849

Right-of-use assets obtained in exchange for lease liabilities	679	4,030

Weighted average remaining lease term	12.6 years	3.5 years
Weighted average discount rate	8.4%	7.0%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows:

	Operating Leases	Financing Leases
October 1, 2020 - December 31, 2020	12,047	1,915
2021	30,186	6,903
2022	29,102	5,267
2023	28,941	4,195
2024	22,789	1,993
Thereafter	197,827	934
Total minimum lease payments	320,892	21,207
Less: imputed interest	128,964	2,389
Total lease liabilities	$191,928	$18,818

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(157)	$543	$700	$(140)	$560
Management contracts	31,830	(18,460)	13,370	32,331	(17,342)	14,989
Internally-developed software	267	(66)	201	252	(27)	225
Membership base	5,236	(5,049)	187	5,236	(4,488)	748
Nonamortizable liquor licenses	1,028	—	1,028	1,043	—	1,043
Total Intangibles	$39,061	$(23,732)	$15,329	$39,562	$(21,997)	$17,565

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at September 30, 2020 and December 31, 2019:

		September 30, 2020							December 31, 2019
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	3.09%	3.09%	23.2	$—	$200	$200
Finance leases (Equipment)	Jul 2014 - Sep 2020	18,818	18,818	Oct 2020 - Apr 2026	3.00% to 15.00%	6.97%	3.5	—	19,079	19,079
		19,018	19,018			6.93%	3.7	—	19,279	19,279
Less current portion of obligations under finance leases		6,583	6,583						6,154	6,154
Credit facilities and obligations under finance leases - noncurrent		12,435	12,435						13,125	13,125
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,185	Apr 2035	LIBOR+2.25%	2.49%	14.6	51,004	51,004	51,192
Total debt obligations		$70,022	$70,203			3.69%	11.6	$51,004	$70,283	$70,471

(A)Including the effect of deferred financing costs.
(B)Interest rate based on 3 month LIBOR plus 2.25%. Collateral for this obligation is the Company's general credit.

9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at September 30, 2020, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

	September 30, 2020
		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
ABS - Non-Agency RMBS	$4,000	$3,160	$(1,521)	$1,639	$1,388	$—	$3,027	1	CCC	0.76%	29.10%	3.2	50.0%
Total Securities, Available for Sale (E)	$4,000	$3,160	$(1,521)	$1,639	$1,388	$—	$3,027	1

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

The Company had no securities in an unrealized loss position as of September 30, 2020.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2020:

	Carrying Value	Estimated Fair Value	Fair Value Method (A)
Assets
Real estate securities, available-for-sale	$3,027	$3,027	Pricing models - Level 3
Cash and cash equivalents	13,314	13,314
Restricted cash, current and noncurrent	3,190	3,190
Liabilities
Junior subordinated notes payable	51,185	8,200	Pricing models - Level 3

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
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2020:

			Significant Inputs
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,639	$3,027	10.0%	8.0%	2.6%	70.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2020 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2019	$3,052
Total gains (losses) (A)
Included in other comprehensive income (loss)	(322)
Amortization included in interest income	338
Purchases, sales and repayments (A)
Proceeds	(41)
Balance at September 30, 2020	$3,027

(A)None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the nine months ended September 30, 2020. There were no transfers into or out of Level 3 during the nine months ended September 30, 2020.

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
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2019	6,898,346	$3.26
Expired	(1,117,118)	5.44
Forfeited	(770,652)	4.74
Balance at September 30, 2020	5,010,576	$2.55	2.42
Exercisable at September 30, 2020	3,702,422	$2.56	2.44

As of September 30, 2020, the Company’s outstanding options were summarized as follows:

Number of Options
Held by the former Manager	3,627,245
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	1,382,998
Issued to the independent directors	333
Total	5,010,576
Weighted average strike price	$2.55
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

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.3 million and $0.5 million during the three and nine months ended September 30, 2020, respectively, and $(0.1) million and $2.3 million during the three and nine months ended September 30, 2019, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $1.4 million as of September 30, 2020 and will be expensed over a weighted average of 1.8 years.

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the nine months ended September 30, 2020.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2019	520,618	$4.66
Released	(159,193)	$4.69
Forfeited	(144,447)	$4.62
Balance at September 30, 2020	216,978	$4.67

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period. During the nine months ended September 30, 2020, the Company granted no RSUs to non-employee directors and 37,944 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the nine months ended September 30, 2020, the Company granted no RSUs to employees and 160,954 RSUs granted to employees vested. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to RSUs was $0.2 million and $0.6 million during the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2019, respectively. Stock-based compensation expense was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.6 million as of September 30, 2020 and will be expensed over a weighted average of 1.6 years.

C. Dividends

On November 11, 2019, the Company declared dividends of $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively, for the period beginning November 1, 2019 and ending January 31, 2020. Dividends totaling $1.4 million were paid on January 31, 2020. No dividends were declared during the nine months ended September 30, 2020.

D. Earnings Per Share

The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends and noncontrolling interests	$(10,807)	$(13,414)	$(70,485)	$(43,763)
Loss Applicable to Common Stockholders	$(10,807)	$(13,414)	$(70,485)	$(43,763)
Denominator:
Denominator for basic earnings per share - weighted average shares	67,212,532	67,040,692	67,131,827	67,032,519
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	67,212,532	67,040,692	67,131,827	67,032,519
Basic earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.16)	$(0.20)	$(1.05)	$(0.65)
Loss Applicable to Common Stock, per share	$(0.16)	$(0.20)	$(1.05)	$(0.65)
Diluted earnings per share:
Loss from continuing operations per share of common stock, after preferred dividends and noncontrolling interests	$(0.16)	$(0.20)	$(1.05)	$(0.65)
Loss Applicable to Common Stock, per share	$(0.16)	$(0.20)	$(1.05)	$(0.65)

The Company’s dilutive securities are outstanding stock options and RSUs. During the three and nine months ended September 30, 2020, based on the treasury stock method, the Company had 450,498 and 632,722 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. During the three and nine months ended September 30, 2019, based on the treasury stock method, the Company had 1,915,008 and 2,328,494 potentially dilutive securities, respectively.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Other Affiliated Entities
The Company incurred expenses for services of Ms. Khouri prior to execution of an employment agreement, which will be reimbursed to an affiliate of a member of the Board of Directors, subject to Board approval. The Company accrued $0.2 million in compensation expense for the year ended December 31, 2019, and an additional $0.1 million during 2020. The amount remained unpaid as of September 30, 2020.

13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2020, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - As of September 30, 2020, the Company had future payments for additional operating leases that had not yet commenced of $12.2 million. The leases are expected to commence over the next 12 - 24 months with lease terms of approximately 10 years. These leases are primarily real estate leases for future Puttery venues and the recognition of these leases on our balance sheet generally occurs when the Company takes possession of the underlying property.

Preferred Dividends in Arrears - As of September 30, 2020, $3.7 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.5 million and $1.3 million for the three and nine months ended September 30, 2020, respectively. The Company's income tax provision was $0.2 million for the three and nine months ended September 30, 2019. The increase in the income tax provision is primarily due to tax on excess inclusion income.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2020 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2016.

At December 31, 2019 and September 30, 2020, the Company reported a total liability for unrecognized tax benefits of $1.2 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carryback of NOLs generated in 2018, 2019 and 2020, and a temporary suspension of certain other limitations on the use of NOLs; (2) accelerated refund of AMT credit carryforwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carryback periods and the fact the Company was already expecting to receive a cash benefit for the remaining

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2020
(dollars in tables in thousands, except share data)

AMT credits in 2020. During the second quarter of 2020, the Company filed a claim to accelerate its refund of remaining AMT credit carryforwards. As of September 30, 2020, the Company had not received the refund.

15. (GAIN) LOSS ON LEASE TERMINATIONS AND IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Gain) loss on lease terminations	$201	$—	$(2,924)	$—
Impairment on traditional golf properties (held-for-sale)	$—	$275	$—	$1,227
Impairment on traditional golf properties (held-for-use)	—	445	792	3,580
Other losses	101	1,152	101	1,270
Total (gain) loss on lease terminations and impairment	$302	$1,872	$(2,031)	$6,077

Gain on lease terminations - During the nine months ended September 30, 2020, the Company recorded a gain of $2.9 million on the termination of two traditional golf property leases. The gain primarily related to the derecognition of long-lived asset, intangible, and ROU asset and liability balances.

Held-for-Sale Impairment: During the three and nine months ended September 30, 2019, the Company recognized impairment losses and recorded accumulated impairment totaling approximately $0.3 million and $1.2 million, respectively, on one and three traditional golf properties, respectively. The fair value measurements were based on expected selling prices, less costs to sell. The significant inputs used to value these real estate investments fall within Level 3 for fair value reporting.

Held-for-Use Impairment: During the nine months ended September 30, 2020, the Company recorded impairment charges totaling $0.8 million for one traditional golf property. During the three and nine months ended September 30, 2019, the Company recorded impairment charges totaling $0.4 million and $3.6 million, respectively for one and two golf properties, respectively. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

Other Losses: During the three and nine months ended September 30, 2019, the Company recorded losses of $1.2 million and $1.3 million, respectively, primarily due to the Company's decision to discontinue the use of certain internally-developed software at our entertainment golf venues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc., which is referred to, together with its subsidiaries as Drive Shack Inc. or the Company. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto and with Part II, Item 1A. “Risk Factors” of this report, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

GENERAL

Business Overview

Drive Shack Inc. a Maryland corporation, was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” The Company owns and operates golf-related leisure and entertainment venues focused on bringing people together through competitive socializing, combining sports and entertainment with elevated food and beverage offerings.

The Company conducts its business through an integrated portfolio spanning three brands, Drive Shack, American Golf, and Puttery. Drive Shack, which launched in 2018, owns and operates four entertainment golf venues featuring tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces. American Golf, the longest-running business in our portfolio, owns, operates, and manages 60 traditional golf properties spanning nine states throughout the U.S. Puttery, our newest competitive socializing and entertainment platform, is a small-store venue format featuring indoor tech-enabled putting with miniature golf courses, full-service restaurants, multiple bars, lounges, and VIP spaces. The Company expects to launch its first Puttery venue in 2021.

Operating Segments

•Entertainment Golf | Drive Shack

Drive Shack offers sports and social entertainment through its golf-related leisure and large-format entertainment venues, with gaming and premier golf technology, a chef-inspired menu, and craft cocktails. Each venue features expansive, climate-controlled, suite style bays with lounge seating; augmented-reality golf games and virtual course play; a restaurant and multiple bars; an outdoor patio with lawn games; and arcade games.
As of September 30, 2020, the Company owned or leased four Drive Shack venues located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. Additionally, the Company is committed to leases in New Orleans, Louisiana in 2021 and in Manhattan (Randall’s Island), New York for its entertainment golf venues.

•Traditional Golf | American Golf
American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of September 30, 2020, we owned, leased or managed 60 properties across nine states. American Golf is focused on delivering lasting experiences for our guests, with approximately 35,000 members and over 1.6 million rounds played at our owned and leased properties during the nine months ended September 30, 2020.
Our traditional golf operations are organized into three principal categories due to the nature of the revenue streams generated by the following properties: (1) public properties (leased and owned), (2) private properties (leased and owned) and (3) managed properties (public and private).
Public Properties.   Our 31 leased or owned public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales. Amenities at these properties generally include practice facilities, pro shops and food and beverage facilities.  In some locations, our public properties have larger clubhouses with extensive banquet facilities. In addition, The Players Club is a fee-based, monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access and off-peak course access to the ability to participate in golf clinics.

Private Properties.   Our five leased or owned private properties, which are open to members and their guests, generate revenues principally through initiation fees, membership dues, food, beverage and merchandise sales, and guest fees. Amenities at these properties typically include practice facilities, full-service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.
Managed Properties. Our 24 managed properties are operated by American Golf pursuant to management agreements with the owners of each property. We recognize revenue from each of these properties in an amount equal to a management fee and the reimbursements of certain operating costs.

New Venue Innovation and Development

The Company strives to forward innovate and revolutionize next generation experiences and in 2021, the Company intends to launch its newest competitive socializing and entertainment platform with a new small-store venue format called "Puttery."

Puttery is expected to expand our business by diversifying our experiential offerings with a modern spin on indoor mini golf through auto-scoring technology that presents digital scores to guests in real-time. Each location will feature a series of tech-enabled miniature golf courses anchored by bars and other social spaces that will serve to create engaging and fun experiences for our guests.

Puttery is designed for dense urban markets where a Drive Shack entertainment golf venue would not fit. The new small-store venue format expands store potential by hundreds of markets due to the vast availability of real estate, shorter development timelines, less capital risk and higher development yields.

The Company expects to open seven Puttery venues in 2021, with its first two venues in Dallas, Texas and Charlotte, North Carolina.

Notable Operational Results
COVID-19 has pushed us to reimagine the way we operate across critical aspects of our business. We remain focused on our core fundamentals, seeking opportunities to drive operational efficiencies and continuous improvement while providing an outstanding guest experience.

During the third quarter, our three reopened Drive Shack venues generated total revenue of $6.2 million, while operating under COVID-19 capacity limitations at our hitting bays and limited bar service. Our traditional golf properties generated revenue of $45.1 million, exclusive of management contract reimbursements of $15.2 million, while subject to various COVID-19 operational restrictions.

Golf continues to emerge as one of the top outdoor activities naturally conducive to social distancing practices. Our traditional golf properties produced strong results during the third quarter of 2020, highlighting the unwavering demand for traditional golf. However, restrictions on large gatherings remain in effect in the jurisdictions we operate, resulting in the postponement or cancellation of a substantial number of events, banquets and other large gatherings in our venues and courses, adversely impacting our third quarter sales of food and beverages.

COVID-19 Update

In response to the "COVID-19" global pandemic declared by the World Health Organization in March 2020, many states and localities in which we operate issued “stay at home” or “shelter in place” orders and other social distancing measures, in addition to mandatory store closures, capacity limitations and other restrictions affecting our operations. As a result, during March 2020, we temporarily closed all of our entertainment golf venues and substantially all of our traditional golf properties.

Subsequent to our closures, the gradual easing of restrictions has permitted us to safely and responsibly resume operations at both our entertainment golf venues and our traditional golf properties. Subject to locally mandated COVID-19 capacity and other limitations, three Drive Shack venues and all of our traditional golf properties were safely and responsibly reopened by the end of the second quarter. As of the date of this report, our entertainment golf venue in Orlando, Florida remains closed.

Our top priority remains protecting the health and safety of our employees and guests while continuing to provide a safe, fun and comfortable setting for our guests to socialize and engage in physical activities. Our entertainment golf venues and traditional golf properties are currently operating with restrictive and precautionary measures in place, including enhanced cleaning and sanitization protocols, capacity limitations in our suite style hitting bays (varying by location), social distancing measures and certain restrictions on bar and dining services (also varying by location). As an additional protective measure, the Company installed new protective dividers in between the suite style hitting bays at its entertainment golf venues. Restrictions on large group gatherings remain in effect in the majority of the jurisdictions in which we operate, which has resulted in the postponement or cancellation of the substantial majority of events, banquets and other large gatherings. The Company continues to take necessary precautions and adhere to all local laws and mandates.

As government lockdown orders have eased, we believe many Americans have been eagerly seeking a return to a sense of normalcy, and craving activities and socialization that can be enjoyed safely. Golf has emerged as one of the top activities that meet these criteria and that can offer valuable physical and mental respite during these unprecedented times. This has been evident by the continued demand for tee times at our traditional golf properties since reopening, with utilization of tee time inventory up over the prior year. Engagement in golf has strengthened across an expanded base of participants ranging from the core golfers, to the lapsed golfers making their return, and families and new participants of all ages.

The Company provides two different avenues for our guests to get outdoors and safely engage in the sport of golf with our entertainment golf venues and traditional golf properties. The outdoor open-air layout of our entertainment golf venues, with defined suite style hitting bays (partitioned by new protective dividers), and the outdoor wide-open nature of our traditional golf courses provide the ideal setting for guests to connect with friends while enjoying physical activity and maintaining social distancing. Both offerings naturally limit guest overlap and, combined with enhanced safety protocols, provide a safe and comfortable setting for guests to socialize. We believe these factors to be key differentiators that will provide the Company with a competitive advantage within the leisure and entertainment industry through the COVID-19 environment.

While we have experienced strong demand for golf at both our traditional golf courses and entertainment golf venues, our total revenues, including food, beverage and event sales, have been negatively impacted by the continued restrictions on dining services and large group gatherings. We continue to seek opportunities to drive operational efficiencies and implement aggressive cost reduction and cash preservations measures to maintain and protect the financial health of the Company.

Given the continuing dynamic nature and fluidity of the pandemic, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we expect COVID-19 to continue to have a material adverse impact on our revenues, results of operations and cash flows in future periods. The extent of the ultimate impact will depend on the future developments that are uncertain and unpredictable, including the spread of COVID-19 and actions to contain or mitigate its impact, the timing of economic recovery, and consumer behaviors, preferences and discretionary spending, among others.

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

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2020	2019	Amount	%
Revenues
Golf operations (A)	$58,766	$60,797	$(2,031)	(3.3)%
Sales of food and beverages	7,699	13,885	(6,186)	(44.6)%
Total revenues	66,465	74,682	(8,217)	(11.0)%
Operating costs
Operating expenses (A)	54,993	63,454	(8,461)	(13.3)%
Cost of sales - food and beverages	2,170	3,856	(1,686)	(43.7)%
General and administrative expense	7,916	12,755	(4,839)	(37.9)%
Depreciation and amortization	6,853	5,723	1,130	19.7%
Pre-opening costs	227	4,350	(4,123)	(94.8)
(Gain) Loss on lease terminations and impairment	302	1,872	(1,570)	(83.9)%
Total operating costs	72,461	92,010	(19,549)	(21.2)%
Operating loss	(5,996)	(17,328)	(11,332)	(65.4)%
Other income (expenses)
Interest and investment income	135	191	(56)	(29.3)%
Interest expense, net	(2,896)	(2,061)	835	40.5%
Other income (loss), net	(157)	7,341	(7,498)	102.1%
Total other income (expenses)	(2,918)	5,471	(8,389)	153.3%
Loss before income tax	$(8,914)	$(11,857)	$(2,943)	(24.8)%

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019	Amount	%
Revenues
Golf operations (A)	$137,066	$162,889	$(25,823)	(15.9)%
Sales of food and beverages	22,634	37,360	(14,726)	(39.4)%
Total revenues	159,700	200,249	(40,549)	(20.2)%
Operating costs
Operating expenses (A)	142,584	169,897	(27,313)	(16.1)%
Cost of sales - food and beverages	6,654	10,458	(3,804)	(36.4)%
General and administrative expense	24,102	37,981	(13,879)	(36.5)%
Depreciation and amortization	20,329	15,769	4,560	28.9%
Pre-opening costs	1,049	7,229	(6,180)	(85.5)%
(Gain) Loss on lease terminations and impairment	(2,031)	6,077	(8,108)	(133.4)%
Total operating costs	192,687	247,411	(54,724)	(22.1)%
Operating loss	(32,987)	(47,162)	(14,175)	(30.1)%
Other income (expenses)
Interest and investment income	400	799	(399)	(49.9)%
Interest expense, net	(8,232)	(6,008)	2,224	37.0%
Other income (loss), net	(24,212)	12,955	(37,167)	286.9%
Total other income (expenses)	(32,044)	7,746	(39,790)	513.7%
Loss before income tax	$(65,031)	$(39,416)	$25,615	65.0%
(A)Includes $15.2 million and $37.1 million for the three and nine months ended September 30, 2020, respectively, and $15.7 million and $38.5 million for the three and nine months ended September 30, 2019, respectively, due to management contract reimbursements reported under ASC 606.

Revenues from Golf Operations

Revenues from Golf Operations comprise principally: (1) daily green fees, golf cart rentals, and The Player's Club membership dues at American Golf’s public properties, (2) initiation fees, membership dues and guest fees at American Golf’s private properties, (3) management fees and reimbursed operating expenses at American Golf’s managed courses and (4) bay play at Drive Shack locations.

Given the discretionary nature of our products, trends in consumer spending will impact our revenue from Golf Operations on a quarter-by-quarter basis and, particularly in traditional golf as an outdoor activity, and seasonal weather patterns have a significant impact.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Golf operations	$58,766	$60,797	$(2,031)	(3.3)%
Percentage of total revenue	88.4%	81.4%

Revenues from golf operations decreased by $2.0 million primarily due to a $3.3 million decrease in traditional golf, of which $3.2 million was due to fewer leased and owned traditional golf properties. The continued demand for traditional golf mostly offset the loss of tournament and large group event-related revenues in 2020 due to continued operational restrictions that have remained in effect in response to COVID-19. Entertainment golf increased by $1.3 million due to three additional venues operating in 2020, compared to the prior period.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Golf operations	$137,066	$162,889	(25,823)	(15.9)%
Percentage of total revenue	85.8%	81.3%

Revenues from golf operations decreased by $25.8 million primarily due to a $30.5 million decrease in traditional golf, partially offset by a $4.7 million increase in entertainment golf. The decrease in traditional golf was primarily due to lost revenues during temporary closures in response to the COVID-19 pandemic, an $11.1 million decrease due to fewer leased and owned traditional properties in 2020, and a $1.2 million decrease in revenues from managed courses, primarily due to a decrease in reimbursed expenses. Entertainment golf increased by $4.7 million due to three additional venues operating in 2020, compared to the prior period.

Sales of Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Sales of food and beverages	$7,699	$13,885	$(6,186)	(44.6)%
Percentage of total revenue	11.6%	18.6%

Sales of food and beverages decreased by $6.2 million primarily due to a $7.4 million decrease in traditional golf, partially offset by a $1.2 million increase in entertainment golf. The decrease in traditional golf was primarily due to the loss of tournament and large group event-related revenues in 2020 due to continued COVID-19 related operational restrictions in effect. Entertainment golf increased by $1.2 million due to three additional venues operating in 2020, compared to the prior period.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Sales of food and beverages	$22,634	$37,360	$(14,726)	(39.4)%
Percentage of total revenue	14.2%	18.7%

Sales of food and beverages decreased by $14.7 million primarily due to a $21.2 million decrease in traditional golf, partially offset by a $6.5 million increase in entertainment golf. The decrease in traditional golf was primarily due to the loss of tournament and large group event-related revenues resuting from continued COVID-19 related operational restrictions in effect in 2020 combined with a $2.2 million decrease due to fewer leased and owned traditional golf properties in 2020. Entertainment golf increased by a $6.5 million due to three additional venues operating in 2020, compared to the prior period.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Operating expenses	$54,993	$63,454	$(8,461)	(13.3)%
Percentage of total revenue	82.7%	85.0%

Operating expenses decreased by $8.5 million primarily due to a $9.5 million decrease in traditional golf, partially offset by a $1.0 million increase in entertainment golf. The decrease in traditional golf was primarily due to $0.2 million payroll and payroll-related cost reductions, a $0.8 million reduction in rent expenses, a $2.8 million decrease due to fewer leased and owned traditional golf properties and a $0.4 million decrease in reimbursed expenses for our managed courses. Entertainment golf increased by $1.0 million due to three additional venues operating in 2020, compared to the prior period.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Operating expenses	$142,584	$169,897	$(27,313)	(16.1)%
Percentage of total revenue	89.3%	84.8%

Operating expenses decreased by $27.3 million primarily due to $35.5 million decrease in traditional golf, partially offset by an 8.2 million increase in entertainment golf. The decrease in traditional golf was primarily due to $12.7 million in payroll and payroll-related cost reductions largely as result of the furlough of the substantial majority of our employees during the temporary closures, a $4.5 million decrease in rent expenses, an $11.3 million decrease due to fewer leased and owned traditional golf properties and $1.4 million decrease in reimbursed expenses for our managed courses. Entertainment golf increased $8.2 million due to three additional venues operating in 2020, compared to the prior period.

Cost of Sales - Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Cost of sales - food and beverages	$2,170	$3,856	$(1,686)	(43.7)%
Percentage of total revenue	3.3%	5.2%

Cost of sales - food and beverages decreased by $1.7 million primarily due to lower food and beverage sales in traditional golf, and includes a $0.2 million decrease due to fewer leased and owned traditional golf properties in 2020.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Cost of sales - food and beverages	$6,654	$10,458	$(3,804)	(36.4)%
Percentage of total revenue	4.2%	5.2%

Cost of sales - food and beverages decreased by $3.8 million primarily due a $5.4 million decrease in traditional golf, partially offset by a $1.6 million increase in entertainment golf. The decrease in traditional golf was due to lower food and beverage sales and temporary closures in 2020 in response to the COVID-19 pandemic, as well as a $0.6 million decrease due to fewer leased and owned traditional golf properties in 2020. Entertainment golf increased by $1.6 million due to three additional venues operating in 2020, compared to the prior period.
General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense consists of costs associated with our corporate support and administrative functions that support development and operations and includes stock-based compensation.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
General and administrative expense	7,916	12,755	(4,839)	(37.9)%
Percentage of total revenue	11.9%	17.1%

General and administrative expense decreased by $4.8 million consisting of a $1.8 million decrease in traditional golf, a $2.8 million decrease in entertainment golf, and a $0.2 million decrease in corporate. The decrease across segments was primarily due to payroll and payroll-related cost reductions of $2.8 million as a result of lower headcount, and included a $0.3 million decrease in bonus expenses while the Company continues to re-evaluate incentive compensation in light of the COVID-19 pandemic, and decreased professional fees.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
General and administrative expense	24,102	37,981	(13,879)	(36.5)%
Percentage of total revenue	15.1%	19.0%

General and administrative expense decreased by $13.9 million consisting of a $5.0 million decrease in traditional golf, a $5.3 million decrease in entertainment golf, and a $3.6 million decrease in corporate. The decrease across segments was primarily due to payroll and payroll-related cost reductions of $8.1 million resulting from employee furloughs and headcount reduction, and included a $3.1 million decrease in bonus expenses while the Company re-evaluates incentive compensation in light of the COVID-19 pandemic, $1.7 million due to decreased professional fees, $1.5 million in decreased employee meal and travel costs, and a reduction in corporate-level marketing spend. Additionally, stock-based compensation decreased $1.7 million due to the departures of executive officers between the two periods.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on property and equipment and financing lease assets, as well as amortization of intangible assets.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Depreciation and amortization	6,853	5,723	1,130	19.7%
Percentage of total revenue	10.3%	7.7%

Depreciation and amortization increased by $1.1 million primarily due to depreciation on assets placed into service for three entertainment golf venues opened in 2019, and on assets placed in service for the renovation of our Orlando, Florida entertainment golf venue in November 2019.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Depreciation and amortization	20,329	15,769	4,560	28.9%
Percentage of total revenue	12.7%	7.9%

Depreciation and amortization increased by $4.6 million primarily due to depreciation on assets placed into service three entertainment golf venues opened in 2019, and on assets placed in service for the renovation of our Orlando, Florida entertainment golf venue in November 2019, partially offset by a reduction in depreciation in traditional golf business primarily due to properties that were sold and exited in prior periods.

Pre-Opening Costs

Pre-opening costs consist primarily of venue-related lease expenses, employee payroll, marketing expenses, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Pre-opening costs	227	4,350	(4,123)	(94.8)%
Percentage of total revenue	0.3%	5.8%

Pre-opening expenses decreased by $4.1 million primarily due to costs associated with the opening of three new entertainment golf venues in 2019. Pre-opening costs in 2020 consist primarily of pre-open lease costs.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Pre-opening costs	1,049	7,229	(6,180)	(85.5)%
Percentage of total revenue	0.7%	3.6%

Pre-opening expenses decreased by $6.2 million primarily due to costs associated with the opening of three new entertainment golf venues in 2019.

(Gain) Loss on Lease Terminations and Impairment

(Gain) Loss on lease terminations and impairment consists of any gains or losses due to lease terminations, inclusive of lease termination costs and related legal fees as well as the write-off of the net book value of property and equipment, intangible assets, ROU assets and liabilities, and remaining working capital items; impairment charges on long-lived assets, including property and equipment, intangibles, and operating lease assets; and the net book value of assets retired in the normal course of business.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
(Gain) Loss on lease terminations and impairment	302	1,872	(1,570)	(83.9)%
Percentage of total revenue	0.5%	2.5%

(Gain) loss on lease terminations and impairment decreased by $1.6 million primarily due to impairments on two traditional golf properties totaling $0.7 million and $1.2 million of losses as a result of the decision to discontinue the use of certain internally-developed software at our entertainment golf venues in 2019. There was no significant activity during the three months ended September 30, 2020.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
(Gain) Loss on lease terminations and impairment	(2,031)	6,077	(8,108)	(133.4)%
Percentage of total revenue	(1.3)%	3.0%

(Gain) loss on lease terminations and impairment decreased by $8.1 million primarily due to impairments on five traditional golf properties totaling $4.8 million and $1.2 million of losses as a result of the decision to discontinue the use of certain internally-developed software at our entertainment golf venues in 2019, compared to an impairment of $0.8 million on one traditional golf property and a $2.9 million gain on the termination of two traditional golf leases in 2020. The gain on lease terminations was primarily related to the derecognition of long-lived asset, intangible, and ROU asset and liability balances.

Interest and Investment Income

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Interest and investment income	135	191	(56)	(29.3)%
Percentage of total revenue	0.2%	0.3%

Interest and investment income decreased by $0.1 million primarily due to lower balances in interest bearing cash accounts.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Interest and investment income	400	799	(399)	(49.9)%
Percentage of total revenue	0.3%	0.4%

Interest and investment income decreased by $0.4 million primarily due to lower balances in interest bearing cash accounts.

Interest Expense, Net

Interest expense, net, consists primarily of interest expense on the accretion of membership deposit liabilities, on the Company's junior subordinated notes payable, and on financing lease obligations, offset by amounts capitalized into construction in progress during the construction and development of new venues.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Interest expense, net	(2,896)	(2,061)	835	40.5%
Percentage of total revenue	(4.4)%	(2.8)%

Interest expense, net increased by $0.8 million primarily due to a decrease of interest expense capitalized into construction in progress balances associated with the opening of three entertainment golf venues in 2019 compared to one entertainment golf venue with significant construction activities in 2020.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Interest expense, net	(8,232)	(6,008)	2,224	37.0%
Percentage of total revenue	(5.2)%	(3.0)%

Interest expense, net increased by $2.2 million primarily due to a decrease of interest expense capitalized into construction in progress balances associated with the opening of three entertainment golf venues in 2019 compared to one entertainment golf venue with significant construction activities in 2020.

Other Income (Loss), Net

Other income (loss), net, consists of gains on the sale of traditional golf properties and earnings on and impairments of our equity method investment.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Other income (loss), net	(157)	7,341	(7,498)	102.1%
Percentage of total revenue	(0.2)%	9.8%

Other income (loss), net decreased by $7.5 million primarily due a decrease of $7.0 million in gains on the sale of one traditional golf property in 2019 compared to no traditional golf properties sold during the same period in 2020.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2020	September 30, 2019	Amount	%
Other income (loss), net	(24,212)	12,955	(37,167)	286.9%
Percentage of total revenue	(15.2)%	6.5%

Other income (loss), net decreased by $37.2 million primarily due to an other-than-temporary impairment charge of $24.7 million on the Company's equity method investment and a decrease of $11.8 million in gains on the sale of traditional golf properties, as eight properties were sold in 2019 compared to no properties sold during the same period in 2020.

SEGMENT RESULTS

Entertainment Golf

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2020	September 30, 2019	Amount	September 30, 2020	September 30, 2019	Amount
Revenues
Golf operations	$2,736	$1,431	$1,305	$7,408	$2,720	$4,688
Sales of food and beverages	3,440	2,256	1,184	10,675	4,167	6,508
Total revenues	6,176	3,687	2,489	18,083	6,887	11,196
Total operating costs	11,062	16,308	(5,246)	36,004	32,974	3,030
Operating loss	(4,886)	(12,621)	7,735	(17,921)	(26,087)	8,166

Total revenues

The increase in total entertainment golf revenues during the three and nine months ended September 30, 2020 was due to three additional venues operating in 2020, compared to the prior period.

Operating loss

The decrease in operating loss during the three and nine months ended September 30, 2020 was primarily due to increased revenues, due to three additional venues operating in 2020, decreased general and administrative expenses as result of payroll-related cost reductions, and decreased pre-opening expenses due to timing of venue openings, partially offset by increased operating expenses and increased depreciation expense due to three additional venues operating in 2020.

Traditional Golf

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2020	September 30, 2019	Amount	September 30, 2020	September 30, 2019	Amount
Revenues
Golf operations	$56,030	$59,366	$(3,336)	$129,658	$160,169	$(30,511)
Sales of food and beverages	4,259	11,629	(7,370)	11,959	33,193	(21,234)
Total revenues	60,289	70,995	(10,706)	141,617	193,362	(51,745)
Total operating costs	59,006	73,123	(14,117)	148,791	203,029	(54,238)
Operating income (loss)	1,283	(2,128)	3,411	(7,174)	(9,667)	2,493

Total revenues

The decrease in total traditional golf revenues during the three months ended September 30, 2020 was primarily due to lower tournament and large group event-related revenues as result of continued operational restrictions adopted in response to COVID-19 as well as fewer leased and owned traditional golf properties in 2020.
The decrease in total traditional golf revenues during the nine months ended September 30, 2020 was primarily due to the loss of revenues during temporary closures, lower tournament and large group event-related revenues as result of continued operational restrictions adopted in response to COVID-19 as well as fewer leased and owned traditional golf properties in 2020.

Operating income (loss)

The increase in operating income during the three and nine months ended September 30, 2020 was primarily due to aggressive cost cutting measures, including payroll and payroll-related cost reductions that reduced total operating costs by more than the loss in revenues.

Corporate

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2020	September 30, 2019	Amount	September 30, 2020	September 30, 2019	Amount
Total operating costs	$2,393	$2,579	$(186)	$7,892	$11,408	$(3,516)
Operating loss	(2,393)	(2,579)	186	(7,892)	(11,408)	3,516
Operating loss

The decrease in operating loss during the three and nine months ended September 30, 2020 was primarily due to payroll and payroll-related cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Capital

Our primary sources of liquidity are cash from operations and cash and cash equivalents on hand. As of September 30, 2020, we had $13.3 million of cash and cash equivalents. We previously generated capital through completing the sales of 24 of our 26 owned Traditional Golf properties through December 31, 2019. The proceeds generated by these transactions were reinvested in our Entertainment Golf business and used to pay overhead expenses.

In March 2020, in response to the COVID-19 pandemic, we temporarily closed all of our entertainment golf venues and substantially all of our traditional golf properties. Subject to locally mandated COVID-19 capacity limitations and operational restrictions, three Drive Shack venues and all of our traditional golf properties were safely and responsibly reopened by the end of the second quarter. The temporary suspension of business operations and continued operational restrictions and capacity limitations have had a material adverse impact on the Company's revenues, results of operations and cash flows and the Company previously disclosed that these conditions raised substantial doubt about the Company's ability to continue as a going concern.

The Company continues to manage its cash balances with aggressive cost reduction and cash conservation measures implemented during the temporary venue closures, including employee furloughs, pausing construction on future planned venues to reduce capital spending, suspending declaration of dividends on our preferred stock, and deferring payment of certain operating and corporate expenditures. As our entertainment golf venues and traditional golf properties reopened, management focused on the core operational fundamentals of the business, seeking opportunities to drive long-term cost and operational efficiencies, including implementation of a revised operational labor model in our venues and streamlined corporate support structure.

On October 16, 2020, we completed the sale of our remaining Traditional Golf property that was classified as held-for-sale for gross proceeds of $34.5 million, resulting in net proceeds of $33.6 million in cash. The proceeds generated by this sale will be used for general corporate purposes and position the Company to advance its plans for growth in 2021.

As a result of the completed sales transaction and, combined with our cost reduction and cash conservation measures, we have enhanced our financial liquidity position. We believe that our current cash balances as of the date of this report, together with cash flows from our business operations following the reopening of our entertainment golf venues and traditional golf properties will be sufficient to satisfy the Company's obligations through twelve months from the issuance of the financial statements in this report. Accordingly, the Company concluded that the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been mitigated.

The Company’s strategic growth plan is capital intensive and our ability to execute is dependent upon many factors, including the current and future operating performance of our Entertainment Golf venues and Traditional Golf properties, our ability to obtain financing, the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords, and the duration and ultimate impact of the COVID-19 pandemic.

The Company continues to explore additional debt financing, public or private equity issuances, and additional ways to strategically monetize our remaining real estate securities and other investments. We continually monitor market conditions for these financing and capital opportunities and, at any given time, may enter into or pursue one or more of the transactions described above. However, there is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and this shortfall may occur rapidly and with little or no notice, which would limit our ability to address the shortfall on a timely basis.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	(2,301)	(29,748)
Investing activities	(9,681)	(16,066)
Financing activities	(3,478)	(8,095)
Net Decrease in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(15,460)	(53,909)

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2.3 million for the nine months ended September 30, 2020 and $29.7 million for the nine months ended September 30, 2019. Changes in operating cash flow activities are described below:

•Operating cash flows increased by:
◦$10.7 million in our Traditional Golf operations, primarily due to reduced course payroll costs associated with the temporary closures during the COVID-19 pandemic, deferred payments of certain operating expenses, and increased demand for Traditional Golf following the reopening;
◦$11.4 million primarily due to reduced corporate payroll wages from lower headcounts and deferred payment of annual bonuses in 2020 that were earned in 2019;
◦$3.3 million in savings on general and administrative expenses primarily due to lower professional fee expenses; and
◦$2.0 million in operating cash flows primarily due to reopening of three Entertainment Golf venues.

Investing Activities

Cash flows provided by investing activities primarily relate to proceeds from the sales of traditional golf properties, and cash flows used in investing activities primarily consist of capital expenditures for the construction and development of Entertainment Golf venues and renovations of existing facilities.

Investing activities used $9.7 million and $16.1 million during the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to $50.9 million less in capital expenditures due to pausing construction on future planned venues, largely offset by a $44.5 million decrease in proceeds from the sale of traditional golf properties. The company sold eight traditional golf properties in the first nine months of 2019 and no traditional golf properties were sold in the first nine months of 2020.

Capital Expenditures. Our total capital expenditures for the nine months ended September 30, 2020 and 2019 were $9.6 million and $60.5 million, respectively.

We expect our capital expenditures over the next 12 months to range between $50 and $60 million, depending on the Company's ability to obtain additional financing, which includes developing new Drive Shack and Puttery venues and remodeling and maintaining existing facilities.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the borrowing or repayment of debt obligations, deposits received on golf memberships, and the payment of preferred dividends.

Financing activities used $3.5 million and $8.1 million during the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily due to the decrease in preferred dividends and payment deferrals on the Company's finance lease obligations. On November 11, 2019, we declared a quarterly preferred dividend of $1.4 million which was paid on January 31, 2020. In order to preserve liquidity, our board of directors has not declared preferred or common stock dividends to date in 2020.

Debt Obligations

Our debt obligations consist primarily of our junior subordinated notes payable and finance lease obligations, as summarized in Note 8 to our Consolidated Financial Statements included herein.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2020, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2019.

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

The current COVID-19 pandemic has disrupted, and may continue to disrupt, our business, and may continue to have a material adverse effect on our business, operations and results of operations.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have, and may continue to have, a negative impact on customer traffic at our entertainment golf and traditional golf venues, which makes it more difficult to staff our venues. We have experienced, or may experience, closures, difficulty in obtaining supplies and/or increases to commodity costs, potentially for prolonged periods of time. State and local governmental authorities have imposed various restrictions and other measures to mitigate the spread of COVID-19, which also have negatively impacted our business operations. State and local governments in the U.S. that previously removed or eased restrictions on certain businesses, including ours in during the second quarter of 2020, may reintroduce restrictions in the future, as the COVID-19 outbreak continues to be dynamic and expanding, and its ultimate scope, duration and effects remain uncertain. For example, we may be required to limit the hours in which we are permitted to serve food and beverages.

In addition, our operations have been further disrupted when employees or employees of our business partners are suspected of having COVID-19 or other illnesses since this has required us or our business partners to quarantine some or all such employees and close and disinfect our impacted restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including as result of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. In addition, we are required by local and state regulations to report employees who have contacted or been exposed to the virus.

Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses, or the perceived risk of infection or health risk, could continue to cause employees or guests to avoid gathering in public places, such as our venues, which adversely impacts our guest traffic and our ability to adequately staff venues. We have been adversely affected when government authorities have imposed and continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks, and corresponding differences in government responses, which may make it difficult for us to plan or forecast an appropriate response.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had an adverse effect on our business and financial condition. Our revenue and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, prolonged weak consumer demand, decreased consumer discretionary spending, political instability or other unforeseen changes. The significance of the operational and financial impact to us will depend on the duration and severity of disruptions caused by COVID-19, and the success of corresponding responses to contain the virus and treat those affected by it.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).
2.2	Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).
3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).
3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).
3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).
3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).
3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).
3.6	Amended and Restated By-laws (effective May 11, 2020).
4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).
4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).
4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).
4.4	Tax Benefits Preservation Plan, dated as of March 6, 2020, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on March 6, 2020).
10.1	Termination and Cooperation Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG
LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December
21, 2017).
10.2	Transition Services Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG LLC
(incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 21,
2017).
10.3*	Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr.
(incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 21,
2017).
10.4*	Amendment, dated September 28, 2020, to Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr.
10.5*	Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.6, filed on March 15, 2019).
10.6*	Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.7, filed on March 15, 2019).
10.7*
Letter Agreement, dated September 27, 2020, by and between Drive Shack Inc. and Michael Nichols (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on September 28, 2020).

10.8*	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

Exhibit Number	Exhibit Description
10.9*	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).
10.10*	2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).
10.11*	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2016).
10.12*	2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).
10.13*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).
10.14	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).
10.15	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on February 1, 2010).
10.16	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).
10.17*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).
10.18*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.18, filed on March 15, 2019).
10.19*	Incentive Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.19, filed on March 15, 2019).
10.20*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.20, filed on March 15, 2019).
10.21*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.22, filed on May 10, 2019).
10.22*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.23, filed on August 6, 2019).
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

November 5, 2020

By:	/s/ Michael Nichols
Michael Nichols
Chief Financial Officer

November 5, 2020

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Accounting Officer and Treasurer

November 5, 2020