Form 10-K
period 2020-12-31
Drive Shack Inc.
filed 2021-03-16
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________________ to ________________________________
Commission File Number: 001-31458

Drive Shack Inc.
(Exact name of registrant as specified in its charter)

Maryland	81-0559116
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

10670 N. Central Expressway, Suite 700, Dallas, TX	75231
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (646) 585-5591
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of exchange on which registered:
Common Stock, $0.01 par value per share	DS	New York Stock Exchange (NYSE)
9.75% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PB	New York Stock Exchange (NYSE)
8.05% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PC	New York Stock Exchange (NYSE)
8.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PD	New York Stock Exchange (NYSE)
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2020 (computed based on the closing price on the last business day of the registrant's most recently completed second quarter as reported on the NYSE) was: $105.5 million.

The number of shares outstanding of the registrant’s common stock was 91,291,255 as of February 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2021 Annual Meeting of Stockholders, to be filed within 120 days of fiscal year-end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	our ability to reopen and/or avoid future closure of our venues;
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

•	our financial liquidity and ability to access capital;
•	the ability to retain and attract members and guests to our properties;
•	changes in global, national and local economic conditions, including, but not limited to, increases in unemployment levels, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market, particularly due to the COVID-19 pandemic;
•	effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;
•	competition within the industries in which we operate or may pursue additional investments, including competition for sites for our Entertainment Golf venues;
•	material increases in our expenses, including but not limited to unanticipated labor issues, rent or costs with respect to our workforce, and costs of goods, utilities and supplies;
•	our inability to sell or exit certain properties, and unforeseen changes to our ability to develop, redevelop or renovate certain properties;
•	our ability to further invest in our business and implement our strategies;
•	difficulty monetizing our real estate debt investments;
•	liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;
•	changes to and failure to comply with relevant regulations and legislation, including in order to maintain certain licenses and permits, and environmental regulations in connection with our operations;
•	inability to execute on our growth and development strategy by successfully developing, opening and operating new venues;
•	impacts of failures of our information technology and cybersecurity systems;
•	the impact of any current or further legal proceedings and regulatory investigations and inquiries; and
•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission, which we refer to as the SEC in this Annual Report on Form 10-K.

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

DRIVE SHACK INC.
FORM 10-K
INDEX

PART I
Item 1. Business.
Overview
Drive Shack Inc., which we refer to in this Annual Report on Form 10-K, together with its subsidiaries, as the Company, we and us, is an owner and operator of golf-related leisure and social entertainment venues and courses focused on bringing people together through competitive socializing, by combining sports and entertainment with elevated food and beverage offerings. The Company was formed in 2002 and its common stock is traded on the NYSE under the symbol as “DS.” Our mission is to become the largest venue-based competitive socializing and entertainment platform in the country.

We conduct our business through three operating segments: (1) Entertainment Golf, (2) Traditional Golf and (3) corporate.

•Entertainment Golf | Drive Shack
Drive Shack offers leisure and social entertainment through its golf-related leisure and large-format entertainment venues with gaming and premier golf technology, a chef-inspired menu, craft cocktails, and engaging social events throughout the year. Each Drive Shack venue features expansive, climate-controlled, suite style bays with lounge seating; augmented-reality golf games and virtual course play; a restaurant and multiple bars; an outdoor patio with lawn games; and arcade games.

As of December 31, 2020, the Company owned or leased four Drive Shack venues located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. Additionally, the Company is committed to leases in New Orleans, Louisiana and in Manhattan (Randall’s Island), New York for its entertainment golf venues. Drive Shack venues are freestanding 60,000 square feet open-air venues built on approximately 12 acres.

•Traditional Golf | American Golf
American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of December 31, 2020, we owned, leased or managed 60 properties across 9 states, and have more than 30,000 members. American Golf is focused on delivering lasting experiences for our guests who played over 2.2 million rounds at our properties during 2020.
Our traditional golf operations are organized into three principal categories based on the nature of the revenue streams generated by the following properties: (1) public properties (leased and owned), (2) private properties (leased and owned) and (3) managed properties (public and private).
Public Properties.   Our 30 leased public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities, pro shops and food and beverage facilities.  At certain locations, our public properties have larger clubhouses with extensive banquet facilities. In addition, The Players Club is a fee-based monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access and off-peak course access to the ability to participate in golf clinics.
Private Properties.   Our five leased or owned private properties, which are open primarily to members and their guests, generate revenues principally through initiation fees, membership dues, food, beverage and merchandise sales, and guest fees. Amenities at these properties typically include practice facilities, full-service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.
Managed Properties. Our 25 managed properties are operated by American Golf pursuant to management agreements with the owners of each property.  We recognize revenue from each of these properties in an amount equal to a management fee and the reimbursements of certain operating costs.
During 2020, the Company sold one public owned golf property for an aggregate sale price of $34.5 million, resulting in a gain of $16.6 million. As of December 31, 2020, we have successfully sold 25 of our 26 owned golf properties for a total aggregate sales price of $204.2 million.

During 2020, the Company entered into a total of four new management agreements. One of the new management agreements related to the golf property sold during the year and another related to a terminated lease but in both instances, the Company was retained as manager.

See Note 5 in Part II, Item 8 “Financial Statements and Supplementary Data” for additional information.

Growth Strategy

We believe that golf as a sport and form of entertainment continues to expand from spending time at an elite exclusive country club to include a more hip, upbeat, social experience, which increases demand across a broader potential base of customers. As a result of this expansion, the hospitality and leisure spaces associated with these new forms of a traditional sport are evolving to appeal to a different, vibrant and new audience and customer base in the leisure and entertainment industry.The rapidly growing competitive socializing market combines entertainment, sports, and dining to address the shift in consumer preferences for social and interactive experiences. This more than $1 trillion market is led by the interest of the 72-million-person millennial segment of consumers. Research across this segment indicates that 78% of millennials prefer to spend money on an experience versus buying something material and that 70% of consumers prefer to dine at entertainment formats versus traditional casual restaurants for group occasions.

As we build our brand through the existing operation of Drive Shack locations and through the new Puttery locations, we continue to strengthen our position in this growing industry. We believe there is significant opportunity for Drive Shack to capture market share given the industry disruption from the COVID-19 pandemic and the structural decline of dated businesses, coupled with the rising demand for social and interactive entertainment options. We have strategically aligned our Drive Shack and Puttery businesses to provide competitive, social and interactive experiences to capitalize on this unique and timely opportunity, as we feel other entertainment concepts in our industry have failed to address the shift in consumer preferences. There are a variety of consumers who seek out active socializing options. We will use data and testing to understand their unique drivers and mindsets, test consumer behaviors, spending habits, and finally optimize to find the most effective way to target, acquire, and retain consumers.
We believe Drive Shack is the only company comprised of a truly integrated portfolio of both Entertainment and Traditional Golf businesses, which provides us with a unique opportunity to unlock top site locations by leveraging the operational experiences and municipal relationships developed by our Traditional Golf business.
•New Venue Development and Growth | Puttery

The Puttery is our new, indoor entertainment golf experience set to debut in summer 2021, with the first two venues opening in Dallas, Texas and Charlotte, North Carolina

Puttery is expected to expand our business by diversifying our experiential offerings with a modern spin on indoor mini golf through auto-scoring technology that presents digital scores to guests in real-time. Each location will feature a series of tech-enabled miniature golf courses anchored by bars and other social spaces and exceptional food and beverage offerings that will serve to create engaging and fun experiences for our guests.

Our Puttery venues require much less space, approximately 15,000 – 20,000 sq. ft. of indoor new or existing retail space. The new smaller format is expected to expand venue potential by hundreds of markets due to the vast availability of real estate, shorter development timelines, less capital risk and higher development yields compared to large format venues.

Puttery enables us to expand our national footprint with growth potential across hundreds of markets due to shorter development timelines, lower capital risk and higher potential development yields. Advanced data and demographic analytics will allow us to strategically evaluate and develop a robust pipeline of target sites in prioritized markets across the United States. As we look to further grow our Puttery brand, the smaller format offers us the opportunity to improve investment returns and take advantage of the vast availability of retail space at a potential discount.

Today, we have agreements in place with landlords to develop our first two Puttery locations. We plan to launch our first Puttery in the summer of 2021 in Dallas, Texas, followed soon thereafter by a second location in Charlotte, North Carolina. We will analyze the performance of these first two locations, assessing whether results are in line with our projections and financial expectations. Optimizations and adjustments will be made, if needed, to further refine our operational and financial models as we expand our Puttery national footprint. We have previously announced plans for an additional five Puttery locations that will open or be near completion by the end of 2021 and open an additional 10 locations by the end of 2022.

•A Modernized Socializing Experience

Current Consumer Preferences. Our portfolio of current and future entertainment venues directly addresses consumers’ changing preferences and provides a new type of leisure with multiple experiences under one roof, including:

•Social Entertainment – A unique and curated experience where guests can interact, compete and socialize in a sophisticated, fun setting.
•Sports – Technology forward activities and robust gaming platforms that promote competition and create unique and lasting experiences.
•Food & Beverage – A complete social experience is rounded out by exceptional food and beverage options. Along with heightened visual and audio cues, craft cocktails and curated food choices will enhance the overall experience for every consumer.
•Inclusivity – An activity and experience that allows everyone to participate and enjoy, regardless of skill level.

Our focus is on creating an environment that enables friendly competition and connecting with friends and family, providing our guests with memorable and meaningful experiences. These experiences are designed to cater to a range of audiences and competitive appetites, to attract new guests and to drive loyalty and advocacy among our existing guests.

Innovation. Golf as a sport and form of entertainment continues to transform. We believe innovation is at the essence of creating the modernized, broadly appealing golf and entertainment experience. In an industry with a high degree of competition, innovation serves as a key differentiator. We strive to innovate across all our offerings including technology powered golf games, food and beverage menu offerings, and venue formats. Our proprietary gaming software allows us the ability to consistently develop and launch new games. In 2021, we also plan to introduce Puttery, our new smaller format venues, providing a modern spin on the classic game of mini golf through the innovative use of auto-scoring technology that presents digital scores to guests in real-time.

Technology. We have arrangements with our golf ball tracking technology partners for both our Drive Shack venues and new smaller format Puttery venues. We pair these ball-tracking technologies with our in-house proprietary gaming software to create state-of-the-art gaming experiences. We have purposefully designed our gaming software to be ultra-flexible, allowing us to develop, test, and launch new games continuously.

Our Drive Shack venues are equipped with radar-based TrackMan™ technology, which provides precision ball tracking, in real time, affording us the ability to bring our augmented reality gaming to the next level. Our proprietary gaming software provides us with the unique ability to continuously develop and release cutting edge, fun and engaging games. Our current suite of proprietary games includes Darts, Monster Hunt, ShackJack and Pro Range. We intend to refresh our existing games and supplement with new releases periodically. In addition, our partnership with TrackMan™ provides our guests with access to an extensive portfolio of world-famous virtual golf courses. These games and virtual golf courses are suitable for all skill sets and competitive appetites.

Elevated Food & Beverage. Our venues feature chef-inspired food offerings alongside inventive craft cocktails. Our menus feature a thoughtfully curated selection of shareable food options, further enabling the socializing nature of our venues. In March 2020, we launched a new food menu focusing on upscaling our menu items. Our new menu is designed and tailored to consumer preferences and lifestyle trends, offering unique flavors, and high-quality fresh ingredients to create a premium selection of options to appeal to our broad range of guests.

Alongside our new food menu, will be our revamped beverage offerings that will feature a variety of beers, craft cocktails, non-alcoholic cocktails, canned wine and seltzers, and premium spirits. Our beer selection will consist of local and regional craft beers that will vary by venue locations. In certain locations, we have partnerships with local breweries which source and produce exclusive beverages in both our Drive Shack and Puttery venues.

We plan to rollout new seasonal or limited time offerings, to supplement our core menu and give our guests more reasons to keep coming back as well as attract new guests.

Events. Our venues provide an electric atmosphere for experiential event options spanning corporate events to social gatherings. Each venue features climate-controlled bays, 300-plus television screens, a rooftop terrace with fire pits, and private indoor and outdoor meeting spaces fully equipped with A/V technology and wi-fi, that can accommodate a variety of group sizes up to 1,200 guests. Our event packages feature an elevated chef-inspired catering menu and beverage packages, that are customizable to our guests. Our dedicated event team handles everything from planning to execution to create memorable and meaningful experiences for all our event participants.

While the COVID-19 pandemic had an impact on our large group events business in 2020, we promoted unique, safe and socially distant packages for small group gatherings. Our 2-Bay Package was created to encourage small event bookings across our Drive Shack locations, which allows for groups of 10 people or less to reserve two bays and includes a generous food and beverage credit and two hours of golf play.

•Site selection, development, and the experience

Site Selection. Our site selection process is integral to the successful execution of our growth strategy. Our site selection process is led by our Real Estate Committee and integrates a variety of analytical measures with an evaluation of key factors of the overall quality and viability of potential sites. These factors include but are not limited to size and quality of land and existing real estate space; population demographics, such as target population density and household income levels; competition levels in the market; site visibility, accessibility and traffic volume; proximity to other entertainment facilities, restaurants and bars; and market or landlord incentives.

Venue Development. Our Drive Shack venue formats are generally open-air 60,000 square feet venues on average built on approximately 12 to 15 acres of land. This format features 72 to 96 plus climate-controlled bays with lounge seating and an approximately 200 yard outfield. The total investment cost of a new Drive Shack venue ranges from $25 to $40 million. We may either enter into a long-term ground lease or purchase the land for our Drive Shack venue format. The average development time for our large format Drive Shack venue is 18 to 24 months.

We are currently committed to leases in New Orleans, Louisiana and in Manhattan (Randall’s Island), New York for future Drive Shack entertainment golf venues.

Our new smaller format Puttery venues are targeted at between 15,000 to 20,000 square feet of existing indoor space. This format will feature multiple courses, depending on venue size and layout. The total investment cost of a new smaller format Puttery venue is expected to range from $7 to $11 million, exclusive of landlord incentives. We believe the development timeline for our new smaller format Puttery venues will average 6 to 9 months in total and will vary based on the unique layout of each venue.

We plan to open our first two Puttery venues in Dallas, Texas and Charlotte, North Carolina in summer 2021 and plan to open or be near completion of five additional Puttery venues by the end of 2021.

On occasion, we expect that our various venue formats may be smaller or larger or cost more or less than our targeted range, depending on the specific circumstances of the selected site or market.

Transcending the Experience. At Drive Shack, we look to create meaningful and memorable experiences by combining world class golf technology, great drinks, delicious food and welcoming environments. Our Drive Shack venues are organized and designed to spread and amplify guest energy and revolutionize the golf and competitive socializing experience. We encourage our guests to interact with other guests by way of carefully placed bars and lounges, social event areas, outdoor patios and climate-controlled bays. The lighting, finishes and furniture are contemporary yet comfortable and are purposely organized for group interaction and a social atmosphere. Whether a golfer or not we want everyone to feel comfortable experiencing our version of golf.

Our new smaller format Puttery venues consist of character filled, exciting, adult focused mini-golf and leisure spaces with social interaction in mind. Each location is customized to create unique ways to mingle with your friends for a night out, have drinks with colleagues or meet new people. These bar forward mini-golf spaces blend vintage golf with upscale casual lifestyle through the strategic placement of the lounges, bars, courses and VIP spaces within each venue. The courses are intimate, transformative and designed specifically to keep people connected and socializing while playing technology enhanced mini golf. Beverage and food opportunities are plentiful with multiple bars and a full-service kitchen. Our lounge furniture and finishes are all created with a comfortable yet upscale experience.

Marketing

•Growing Brand Awareness

Continuing to build and grow brand awareness is our priority. Our strategy consists of multiple layers, which includes local and national data and demographic profiles to identify interests and behaviors, competitors and consumption habits of our target consumers. We expect that our new agency partners are developing creative content and messaging that will both continue to grow our Drive Shack and American Golf business and bring the Puttery brand successfully to market. Marketing will always be a full funnel strategy, including paid and earned media, digital, social, video, out-of-home, events, customer relationship management (“CRM”), influencer marketing, content creation, and celebrity collaboration. Our CRM and loyalty programs are being built to help ensure that we are targeting and retaining our core consumers and using data driven analytics to build messaging that will grow retention and brand loyalty.

•Embracing Local Communities

Local Partnerships. Each Drive Shack venue prides itself on forging bonds with local partners in the community. For example, our core Drive Shack venue in Richmond has a continued partnership with a local brewery, which created and produces an exclusive premium beer for our venue; while our Drive Shack venue in Raleigh has recently partnered with a local female-owned brewery, to create a new, soon to be released, specialty beverage. We have also collaborated with a local specialty ice cream shop to create a new scratch rendition of the classic ice cream sandwich inspired by Drive Shack and Arnold Palmer, called the Chilly Palmer. We plan to continue to explore local partnerships and collaborations that may vary by venue and geographic location.

•Customized Programming and Promotions

Unique Programs. Our guest experience is enhanced by ongoing events and programs designed to engage a range of guest desires, including quarterly Social Leagues and Summer Swing Academy, which introduces young kids to golf in a fun, relaxed environment. Intended to drive new and repeat guests to our venues, we introduced Limited Time Offers ("LTOs") that are rolled out on a quarterly basis. The LTOs typically include three new food and three new beverage offerings that have been created and inspired by our talented chefs in each of our Drive Shack venues

We also have designed some of our programming around seasonal events, including March Madness, National Beer Day, and Easter, with our family themed Easter Egg Hunt. We prioritized innovating new ways for guests to compete within the venue and in 2020, we developed a new, repeatable tournament model, Drive Shack Open, for use at our large format entertainment venues. The Drive Shack Open is geared towards more competitive, avid golfers and is structured as a single-day tournament, with four-person teams, a team entry fee and prizes awarded to teams based on scores. In December 2020, we debuted our first Drive Shack Open tournament, which was met with huge demand as all available team slots were sold out in advance of the tournament. We have also developed an in-venue tournament model, Monster Hunt Challenge, that is geared towards less serious players and non-golfers. The Monster Hunt Challenge is structured as a 4-week tournament model built specifically for competition with "high score" tournament mentality for both groups and solo players, with unlimited entries at a low cost per entry fee and prizes awarded based on highest score.

Promotional Campaigns. We periodically develop promotional programs to attract new guests and increase the length of stay and spend per visitor. Our promotional programs include Happy Hour specials, offering discounted food and beverage selections during specified periods of time. We also launched a new winter promotion “$12 Tuesdays” offering $12 per hour bay play to appeal to our existing guests and to encourage new guests to experience our version of golf in climate-controlled bays. We also launched a 2-Bay promotional package in Fall 2020 that allows for groups of 10 guests or less to reserve two bays and includes a generous food and beverage credit and two hours of play for a reasonable set price. This has been a successful promotion and event revenue has increased meaningfully since the launch. Additionally, we offered a half-price game play promotion through most of 2020 following the reopening of our three Gen 2.0 Drive Shack venues in the second quarter after their temporary closures due to the onset of the COVID-19 pandemic in mid-March 2020. In Orlando, we created a game play promotional pass in December 2020 upon the reopening of that venue.

Intellectual Property

We have registered the trademark Drive Shack® and American Golf® and their primary logos and the trademarks relating to Puttery and have registered or applied to register certain additional trademarks with the United States Patent and Trademark

Office and in various foreign countries. We consider our trade name and our logo to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs that we protect by requiring all of our employees to accept an agreement to keep trade secrets confidential in connection with their onboarding process.

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

Our Entertainment Golf business competes with restaurants, dining and social clubs and other entertainment attractions including movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and theme parks. Many of the entities operating these businesses are larger and better capitalized, have a greater number of stores, have been in business longer and are better established with stronger name recognition in the markets where our Entertainment Golf and new smaller format Puttery venues are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our venues. In addition, the competition is subject to frequent innovations in the products and services offerings which could significantly impact our ability to attract and retain new and recurring guests.

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

Seasonality

Seasonality can affect our results of operations. Our Traditional Golf business is subject to seasonal fluctuations as colder temperatures and shorter days reduce the demand for outdoor activities. As a result, the Traditional Golf business generates a disproportionate share of its annual revenue in the second and third quarters of each year. In addition, our Entertainment Golf business and our new smaller format Puttery venues could be significantly impacted on a season-to-season basis, based on corporate event and social gathering volumes during holiday seasons and school vacation schedules. For this reason, a quarter-to-quarter comparison may not be a good indicator of our current and/or future performance.

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

Employees

Entertainment Golf

As of December 31, 2020, there were approximately 551 employees in our Entertainment Golf segment including: 481 hourly venue employees, 36 venue managers and 34 corporate personnel.

Traditional Golf

As of December 31, 2020, there were approximately 2,512 employees in our Traditional Golf segment: 2,220 hourly course employees, 258 course managers and 34 corporate personnel.

Corporate

As of December 31, 2020, there were nine employees in our Corporate segment.

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

Our internet site for our stockholders and other interested parties is http://ir.driveshack.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the "Investor Relations-Corporate Governance” section are charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have, and may continue to have, a negative impact on customer traffic at our entertainment golf and traditional golf venues, which makes it more difficult to staff our venues. We have experienced, or may experience, closures, difficulty in obtaining supplies and/or increases to commodity costs, potentially for prolonged periods of time. We also may need to limit the number of people that use our facilities at any given time. State and local governmental authorities have imposed various restrictions and other measures to mitigate the spread of COVID-19, which also have negatively impacted our business operations. State and local governments in the United States that previously removed or eased restrictions on certain businesses, including ours during the second quarter of 2020, may reintroduce restrictions in the future, as the COVID-19 outbreak continues to be dynamic and expanding, and its ultimate scope, duration and effects remain uncertain. For example, we may be required to limit the hours in which we are permitted to serve food and beverages.

In addition, our operations have been further disrupted when our employees or employees of our business partners are suspected of having COVID-19 or other illnesses since this has required us or our business partners to quarantine some or all such employees and close and disinfect our impacted restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including as result of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. This could also cause a delay in our ability to build our facilities and implement our strategies. In addition, we are required by local and state regulations to report employees who have contracted or been exposed to the virus.

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

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those relating to our level of indebtedness, results of operations and cash flows.

We have not yet completed development and opening of our Puttery venues. There can be no assurance that the Puttery venues will operate as expected, or at all.

We plan to debut several Puttery venues in 2021. This plan depends on the completion of construction at the first two locations in Dallas, Texas and Charlotte, North Carolina and other key development projects, including with respect to our venue design and technology and identifying locations and executing the leases for the remaining five Puttery venues, all of which remain in various stages of planning or process and may not occur on the timelines that we expect. Following the execution of any leases, we have in the past terminated, and may in the future terminate, such leases for various reasons prior to the construction or opening of the venue, which could delay our plans. In addition, we have in the past replaced or repaired and may in the future replace or repair the technology at our various venues which could further delay our plans. For example in 2019, we closed our Orlando location for approximately one month in order to install our TrackMan™ radar-based system, replacing our older technology. In the past, the construction time of our existing Drive Shack locations has exceeded our expected build timelines. For instance, our Orlando location opened approximately one month later than we had projected. If we are unable to develop and open the Puttery venues as expected, or, when and if opened, they do not accomplish the goals described herein, or if we experience delays or cost overruns in development, our business, operating results, cash flows and liquidity could be materially and adversely affected.

We may experience time delays, unforeseen expenses and other complications while developing the Puttery venues. These complications can delay the commencement of revenue-generating activities, reduce the amount of revenue we earn and increase our costs. Delays in the development beyond our estimated timelines, or amendments or change orders to development contracts we have entered into and will enter into in the future, could increase the cost of completion beyond the amounts that we estimate. Increased costs could require us to obtain additional sources of financing to continue development on our estimated development timeline or to fund our operations during such development. Any delay in completion of a Puttery venue could cause a delay in the receipt of revenues estimated therefrom. As a result of any one of these factors, any significant development delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity.

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

Our business strategy relies on our ability to develop, open and operate golf entertainment venues, including Drive Shack venues and Puttery venues. As of the date of this Annual Report on Form 10-K, we have four open and operating Drive Shack venues. Our strategy includes the continued expansion of our geographic footprint by opening Drive Shack New Orleans, Drive Shack Randall’s Island and launching Puttery venues. Opening new venues requires us to identify locations with a favorable consumer market, enter into contracts to lease and/or purchase land, construct our venues in compliance with applicable zoning, licensing, land use and environmental regulations and finance our development, construction and opening costs. Thus, there can be no assurance that we will successfully open new Drive Shack or Puttery venues in accordance with the timing and cost assumptions inherent in our strategic plan. In addition, if the construction and compliance costs of any venue exceeds our budgeted estimates, our expected return on investment would be diminished, which could increase our cost of capital relative to returns and slow our growth strategy or ability to fund it.

In order to operate venues profitably, we must maintain efficient levels of costs, including hiring, training and retaining skilled management and other employees necessary to meet staffing needs and in procuring and pricing our products, including bay-play and food and beverages. Our failure to staff our venues on a cost-effective basis or set appropriate pricing levels creates the risk of diminished operating margins at the venue level. In addition, if we do not successfully attract consumers to our venue, or if they suffer a negative customer experience, we are at risk of not generating adequate revenues to create a favorable margin over our operating costs. Factors that could inhibit our ability to attract consumers to our venues include competition from other food and leisure venues, poor customer service at our venues and technological failures in our consumer-facing technology. Thus, there can be no assurance that we will achieve profitability at any individual venue, which could have a significant adverse effect on our overall operating results.

We have a limited operating history, which may not be sufficient to evaluate our business and prospects.

We have a limited operating history and track record at Drive Shack venues and no operating history for our Puttery venues. A number of our Entertainment Golf venues are, and in the future others will be, located in areas where we have little or no meaningful operating experience. Those markets may have different competitive conditions, local regulatory requirements, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new venues to be less successful than we expect. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our shares. We commenced operations in Entertainment Golf in 2018, and we had net losses in that segment of approximately $14.3 million in 2018, $42.4 million in 2019 and $20.6 million in 2020. Our strategy may not be successful, and if unsuccessful, we may be unable to modify it in a timely and successful manner. We cannot give you any assurance that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate. Our limited operating history also means that we continue to develop and implement various policies and procedures including those related to data privacy and other matters. We will need to continue to build our team to implement our strategies.

We will continue to incur significant capital and operating expenditures while we expand the geographic footprint of our Drive Shack venues and launch new Puttery venues, which are currently under construction, as well as other future projects. We will need to invest significant amounts of additional capital to implement our strategy. We have not yet completed construction of our Drive Shack venue in New Orleans and have suspended construction on that venue with no formal restart date, and we have not yet commenced construction of Drive Shack Randall’s Island. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, the successful expansion Drive Shack and new Puttery venues.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

We believe we will have sufficient liquidity, cash flow from operations and access to additional capital sources to fund our capital expenditures and working capital needs for the next 12 months, which are further described in “Items 1. and 2. Business and Properties.” In the future, we expect to incur additional indebtedness to continue to develop our operations, and we are considering alternative financing options, including the opportunistic sale of one or more of our non-core assets. If we are unable to secure additional funding, or amendments to existing financing, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and venue development depending on the availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with these covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the consumer discretionary spending sector.

The success of our growth and operational strategy depends in part on our ability to procure or develop and protect our intellectual property rights and technology.

Our growth strategy depends on our ability to procure or develop and protect technologies to be used at our Drive Shack venues and our Puttery venues, and we may not be able to adequately procure or develop these technologies or protect the intellectual property rights in these technologies. Further, our competitors may adapt technologies or business models more quickly or effectively than we do, creating products that are technologically superior to ours or more appealing to consumers. As a result, we may lose an important advantage in the markets in which we open our Entertainment Golf venues. In addition, if third parties misappropriate or infringe, or otherwise inhibit access to, our intellectual property, our brand may fail to achieve and maintain market recognition and our growth strategy may be harmed. To protect the right to use our technologies and intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management and adversely affect our revenue, financial condition and results of operations. In addition, our ball-tracking technology in our Entertainment Golf venues is provided by a single vendor, TrackMan™. If that vendor were to cease operations or default on its obligations to provide technology, we could suffer a material adverse effect on our business or operations. In addition, this vendor may provide services to other competitors, as we do not maintain exclusive rights to the technology. In addition, this vendor could choose not to implement its technology at new venues.

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

Each market in which we operate is highly competitive and includes competition on a local and regional level with restaurants, dining and social clubs and other entertainment attractions including movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and theme parks. Many of the entities operating these businesses are larger and better capitalized, have a greater number of stores, have been in business longer and are better established with stronger name recognition in the markets where our Entertainment Golf venues are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our venues. The legalization of casino and sports gambling in geographic areas near any current or future venues would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery.

The number and variety of competitors in our business vary based on the location and setting of each facility, with some situated in intensely competitive upscale urban areas characterized by frequent innovations in the products and services offered by competing restaurants, dining and social clubs and other entertainment attractions. In addition, new restaurants and other social and meeting venues may open or expand their amenities. As a result, the supply in a given region may exceed the demand for such facilities, and any increase in the number or quality of restaurants and other social and meeting venues, or the products and services they provide, in such region could significantly impact the ability of our properties to attract and retain members, which could harm our business and results of operations.

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

The maintenance of satisfactory turf grass conditions on our Traditional Golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of Traditional Golf properties in states such as California, New York and Texas that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our properties in such states (including, without limitation, economic and demographic changes in these areas), could have an adverse impact on our Traditional Golf segment which is vulnerable to all these factors.

Food safety incidents at our properties or in our industry or supply chain may adversely affect customer perception of our brands or industry and result in declines in sales and profits.

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our properties and venues, including any occurrences of foodborne illnesses such as salmonella, E. coli, Norovirus, or hepatitis A. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses may develop resistance to our current precautions in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our properties or related to food products we sell could negatively affect our sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our properties. Further, any instances of food contamination, whether or not at our facilities, could subject us or our suppliers to a food recall, including pursuant to regulations of the Food and Drug Administration under the Food Safety Modernization Act.

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

Our most significant operating costs, other than labor, are our cost of goods, water, utilities, rent and property taxes. Many, and in some cases all, of the factors affecting these costs are beyond our control. Increases in operating costs due to inflation, commodity prices and other factors may not be directly offset by increased revenue. Our cost of goods such as food and beverage costs account for a significant portion of our total property-level operating expense in our Entertainment and Traditional Golf segments. If our cost of goods increased significantly and we are not able to pass along those increased costs to our customers or members in the form of higher prices or otherwise, our operating margins would decrease, which would have an adverse effect on our business, financial condition and results of operations.

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

Our operations encompass a large amount of real estate holdings, primarily in the form of leasehold interests. Accordingly, we are subject to the risks associated with holding real estate investments. Our real estate holdings (including our long-term leaseholds) are subject to risks typically associated with investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned, expenses incurred and capital appreciation generated by the related properties. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and time-consuming to expand, modify or renovate older properties. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have an adverse impact on our business, financial condition or results of operations.

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

As of December 31, 2020, we operated multiple Traditional Golf properties in several metropolitan areas, including 32 in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

Seasonality may adversely affect our business and results of operations.

Seasonality can affect our results of operations. Usage of Traditional Golf properties tends to decline significantly during the first and fourth quarters, when colder temperatures and shorter days reduce the demand for outdoor activities. As a result, we expect the Traditional Golf business to generate a disproportionate share of its annual revenue in the second and third quarters of each year. Accordingly, our Traditional Golf business is especially vulnerable to events that may negatively impact its operations during the second and third quarters, when guest and member usage is highest. In addition, operations in the Entertainment Golf business could be significantly impacted on a season-to-season basis; including based on corporate events volume during holiday seasons and school vacation schedules. For this reason, a quarter-to-quarter comparison may not be a good indicator of our current and/or future performance.

If the owner for any of our managed Traditional Golf properties defaults on its obligation to pay us our management fee under the management contract, we may not obtain the full amount, or any, of the revenue associated with that contract.

Our 25 managed Traditional Golf properties are properties that American Golf manages pursuant to a management agreement with the owner of each property. If any property owner defaults on its obligation to pay us the management fee that we are entitled to receive under the management for the property, we are at risk of losing some or all of the revenue associated with that management agreement. In addition, we may decide to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect may be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement, which may result in, among other things, financial losses and decreased revenues.

Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

There are certain types of losses, generally of a catastrophic nature, such as pandemics, earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations, and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property, if it is damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. For example, we may suffer losses from acts of terrorism that are not covered by insurance.

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

Our board of directors elected not to pay common stock dividends for 2017 through 2020 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. No assurance can be given that we will pay any dividends on our common stock in the future.

We currently have unpaid accrued dividends on our preferred stock. So long as dividends remain accrued and not paid on our preferred stock, the terms of our preferred stock prohibit us from paying any dividends on our common stock, from repurchasing or otherwise acquiring shares of our common stock and from redeeming any shares of any series of our preferred stock without redeeming all of our outstanding preferred shares. If we do not pay dividends on any series of preferred stock for six or more periods, then holders of each affected series obtain the right to call a special meeting and elect two members to our board of directors. We cannot predict whether the holders of our preferred stock would take such action or, if taken, how long the process would take or what impact the two new directors on our board of directors would have on our company, including with respect to the management of our business.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include certain mergers, consolidations, share exchanges, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities or a liquidation or dissolution. An interested stockholder is defined as:

•any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding shares; or
•an affiliate or associate of a corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

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

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation voting together as a single group; and

•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder voting together as a single voting group.

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

For the 2017 through 2020 taxable years and future years (and for any prior year if we were to fail to qualify as a REIT in such year), we are generally subject to federal income tax, on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial. Our decision to revoke our REIT election could also have other effects on any given stockholder, depending on its particular circumstances. For example, certain foreign investors that own large positions in our stock may be subject to less favorable rules under the Foreign Investment in Real Property Tax Act of 1980 following the revocation of our REIT election. Stockholders are urged consult their tax advisors regarding the effects to them of the revocation of our REIT elections in light of their particular circumstances.

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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments received more than 180 days prior to December 31, 2020.

Item 2. Properties.

We lease our principal executive office in Dallas, TX. We also lease a corporate office in New York, NY to support our Entertainment Golf business and lease a corporate office in El Segundo, CA to support our Traditional Golf business.

Entertainment Golf Venues

As of December 31, 2020, we operate four Entertainment Golf venues as shown in the following table by location, category and number of bays.

City	State	Category	# of Bays
Orlando	FL	Leased	90
Raleigh	NC	Owned	96
Richmond	VA	Leased	96
West Palm Beach	FL	Leased	96

Traditional Golf Properties

As of December 31, 2020, we own, lease or manage 60 Traditional Golf properties located in 9 states, as shown in the following table by location, category and number of golf holes.

Owned Properties

Property Name	City	State	Category	Golf Holes
Tanoan	Albuquerque	NM	Private	27

Leased Properties

Property Name	City	State	Category	Golf Holes
Chester Washington	Los Angeles	CA	Public	18
Clearview	Bayside Queens	NY	Public	18
Coyote Hills	Fullerton	CA	Public	18
Diamond Bar	Diamond Bar	CA	Public	18
Dyker Beach	Brooklyn	NY	Public	18
El Dorado	Long Beach	CA	Public	18
Heartwell	Long Beach	CA	Public	18
Knollwood	Granada Hills	CA	Public	18
La Mirada	La Mirada	CA	Public	18
La Tourette	Staten Island	NY	Public	18
Lake Forest	Lake Forest	CA	Public	9
Lake Tahoe	S. Lake Tahoe	CA	Public	18
Lakewood	Lakewood	CA	Public	18
Lely	Naples	FL	Private	54
Los Coyotes	Buena Park	CA	Private	27
Los Verdes	Rancho PV	CA	Public	18
Mission Trails	San Diego	CA	Public	18
Mountain Meadows	Pomona	CA	Public	18
MountainGate	Los Angeles	CA	Private	27
National City	National City	CA	Public	9
Pelham Split Rock	Bronx	NY	Public	36
Recreation Park 18	Long Beach	CA	Public	18
Recreation Park 9	Long Beach	CA	Public	9
San Dimas	San Dimas	CA	Public	18
Saticoy	Ventura	CA	Public	9
Scholl Canyon	Glendale	CA	Public	18
Sea Cliff	Huntington Bch	CA	Private	18
Skylinks	Long Beach	CA	Public	18
South Shore	Staten Island	NY	Public	18
Tecolote Canyon	San Diego	CA	Public	18
Tilden Park	Berkeley	CA	Public	18
Vineyard at Escondido	Escondido	CA	Public	18
Waterview	Rowlett	TX	Public	18
Whittier Narrows	Rosemead	CA	Public	27

Managed Properties

Property Name	City	State	Category	Golf Holes
Anaheim Hills	Anaheim	CA	Public	18
Bear Creek	Woodinville	WA	Private	18
Brookside	Pasadena	CA	Public	36
Canyon Oaks	Chico	CA	Private	18
Dad Miller	Anaheim	CA	Public	18
El Camino	Oceanside	CA	Private	18
Fullerton	Fullerton	CA	Public	18
John A White	Atlanta	GA	Public	9
Lomas Santa Fe	Solana Beach	CA	Private	18
Lomas Santa Fe (Executive)	Solana Beach	CA	Public	18
Marbella	SJ Capistrano	CA	Private	18
Monarch Bay	San Leandro	CA	Public	27
Monterey	Palm Desert	CA	Private	27
Oregon Golf Club	West Linn	OR	Private	18
Oso Creek	Mission Viejo	CA	Public	18
Palm Valley	Palm Desert	CA	Private	36
Rancho San Joaquin	Irvine	CA	Public	18
River Club	Boise	ID	Private	18
River Ridge	Oxnard	CA	Public	36
Sunset Hills	Thousand Oaks	CA	Private	18
Tustin Ranch	Tustin	CA	Public	18
Vista Valencia	Valencia	CA	Public	27
Westchester	Los Angeles	CA	Public	18
Wood Ranch	Simi Valley	CA	Private	18
Yorba Linda	Yorba Linda	CA	Private	18

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

Item 4. Mine Safety Disclosures

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
The following graph compares the cumulative total return for the Company’s common stock (stock price change plus reinvested dividends) with the comparable return of three indices: S&P 500, S&P SmallCap 600 and Russell 2000. The graph assumes an investment of $100 in the Company’s common stock and in each of the indices on December 31, 2015, and that all dividends were reinvested. The past performance of the Company’s common stock is not an indication of future performance.

		Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Drive Shack Inc.	100.00	102.73	151.08	107.10	99.99	65.02
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P SmallCap 600 Index	100.00	126.56	143.30	131.15	161.03	179.20
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
We have one class of common stock and our initial public offering was in October 2002. We are listed and traded on the NYSE under the symbol “DS”.

Our board of directors elected not to pay common stock dividends in 2019 or 2020 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. We may declare quarterly distributions on our preferred stock at the discretion of our board of directors. The Company declared preferred dividends in the amount of $5.6 million for the year 2019 but did not declare any dividends in 2020.

We currently have $5.6 million of unpaid accrued dividends on our preferred stock. As a result, we cannot pay any dividends on our common stock or pay any consideration to repurchase or otherwise acquire shares of our common stock unless full cumulative preferred dividends have been authorized and paid in accordance with the governing documentation.

On February 22, 2021, the closing sale price for our common stock, as reported on the NYSE, was $2.63. As of February 22, 2021, there were approximately 15 record holders of our common stock. This number does not reflect the beneficial owners of shares held in nominee name by record holders on their behalf.

Nonqualified Option and Incentive Award Plans

See Note 11 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information.

Equity Compensation Plan Information

The following table summarizes certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2020:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, RSUs and Rights		(b) Weighted Average Exercise Price of Outstanding Options, Warrants, RSUs and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans Approved by Security Holders:
Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	787,757		$1.00		—
2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	2,893,078		2.45		25,820	(D)
2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan	765,416		4.01		—	(E)
2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan	333		3.78		—	(F)
Drive Shack Inc. 2018 Omnibus Incentive Plan	259,238	(A)	2.45	(C)	5,395,701	(G)
Total Approved	4,705,822	(B)	$2.53	(C)	5,421,521

Equity Compensation Plans Not Approved by Security Holders:
November 2013 Manager Option Award	489,148	$3.57	—

Total Not Approved	489,148	$3.57	—

See notes to table below.

(A)Includes 143,609 RSUs granted to employees (net of forfeitures and releases),and (ii) 115,629 RSUs granted to our directors, net of forfeitures and releases, other than Mr. Wesley R. Edens, representing the aggregate annual automatic stock awards to each such director for the periods subsequent to the adoption of the 2018 Plan.

(B)Includes (i) 3,138,097 options held by an affiliate of the former Manager; (ii) 1,308,154 options granted to the former Manager and assigned to certain of Fortress’s former employees, (iii) 333 options and 115,629 RSUs granted to our directors, other than Mr. Edens, and (iv) 143,609 RSUs granted to employees.

(C)Represents the weighted average exercise price of the 259,238 RSUs.

(D)The maximum available for issuance is 3,333,333 shares in the aggregate over the term of the 2012 Plan and no award shall be granted on or after May 7, 2022 (but awards granted may extend beyond this date).  The number of securities remaining available for future issuance is net of (i) an aggregate of 13,312 shares of our common stock awards to our directors, other than Mr. Edens, representing the annual stock awards to each such director for the periods subsequent to the adoption of the 2012 Plan and prior to the adoption of the 2014 Plan and (ii) an aggregate of 3,294,201 options which have been previously granted under the plan.

(E)The maximum available for issuance was 166,666 shares in the aggregate over the term of the 2014 Plan and no award (other than a tandem award) may be granted after April 8, 2015 (but awards granted may extend beyond that date).

(F)The maximum available for issuance was 300,000 shares in the aggregate over the term of the 2015 Plan and no award (other than a tandem award) may be granted after April 16, 2016 (but awards granted may extend beyond that date).

(G)The maximum available for issuance is 5,395,701, subject to an annual limitation as detailed in the 2018 Plan, out of a total of 6,697,710 over the entire five-year term of the 2018 Plan.

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

Item 6. Removed and Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8. “Financial Statements and Supplementary Data,” and Part I, Item 1A. “Risk Factors.”

General Overview
The Company is an owner and operator of golf-related leisure and entertainment venues focused on bringing people together through competitive socializing. Our common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through two primary operating segments:
Entertainment Golf Business | Drive Shack

Our Entertainment Golf business is primarily focused on competitive socializing within the leisure and social entertainment industry, combining chef-inspired food and beverage offerings, with innovative technology modernizing ways to experience golf as a sport and form of entertainment that appeals to a broad range of audiences and competitive appetites.

During the second half of 2019, we opened three Generation 2.0 Drive Shack venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida.

We opened our first Drive Shack venue in Orlando, Florida in April 2018, which has largely served as our research and development and testing venue. During the fourth quarter of 2019, we briefly closed this venue to retrofit with Generation 2.0 enhancements, including new ball tracking technology (TrackMan™), enhanced gaming and a redesigned outfield to provide a more engaging guest experience.

Additionally, the Company is committed to leases in New Orleans, Louisiana and in Manhattan (Randall’s Island), New York for its entertainment golf venues.

Traditional Golf Business
Our Traditional Golf business, American Golf, is one of the largest operators of golf properties in the United States. As of December 31, 2020, we owned, leased or managed 60 properties across 9 states and have more than 30,000 members.
During 2020, the Company sold one golf property for an aggregate sale price of $34.5 million. As of December 31, 2020, we have successfully sold 25 of our 26 owned golf properties for a total aggregate sales price of $204.2 million, which was reinvested in our Entertainment Golf business as part of our overall growth strategy to expand golf as a sport and form of entertainment, after repayment of the Traditional Golf loan in December 2018.
During 2020, the Company entered into a total of four new management agreements. One of the new management agreements related to the golf property sold during the year and another related to a terminated lease but in both instances, the Company was retained as manager.
For further information relating to our business, see “Item 1. Business.”

Market Considerations
Our ability to execute our business strategy, particularly the development of our Entertainment Golf business, depends to a degree on our ability to monetize our remaining investments in loans and securities, optimize our Traditional Golf business, including sales of certain owned properties, and obtain additional capital. We have substantially monetized our historical investments in loans and securities and have a small number of positions remaining that we could sell or use as collateral or support in a lending transaction. We recently raised capital through the equity markets in February 2021; however, rising interest rates or stock market volatility could impair our future ability to raise equity capital on attractive terms.
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
Entertainment Golf Business

Our ability to open our targeted number of Entertainment Golf-related venue formats in 2021 and beyond will depend on many factors, including our ability to identify sites that meet our requirements and negotiate acceptable purchase or lease terms.
There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes, as well as completing construction and recruiting and training the necessary talent, could impact our business.

Trends in consumer spending, as well as climate and weather patterns, could have an impact on the markets in which we currently, or will in the future operate. In addition, our Entertainment Golf business could be impacted on a season-to-season basis, based upon corporate event and social gatherings during peak and off-peak times.
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

Application of Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Our estimates are based on information available to management at the time of preparation of the Consolidated Financial Statements, including the result of historical analysis, our understanding and experience of the Company’s operations, our knowledge of the industry and market-participant data available to us.
Actual results have historically been in line with management’s estimates and judgments used in applying each of the accounting policies described below, and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. However, the Company does not expect our assessments and assumptions below to materially change in the future.
A summary of our significant accounting policies is presented in Note 2 to our Consolidated Financial Statements, which appear in Part II, Item 8. “Financial Statements and Supplementary Data.” The following is a summary of our accounting policies that are most affected by judgments, estimates and assumptions.

Impairment of Property and Equipment and Intangible Assets

Long-lived property, equipment and definite-lived intangible assets are tested for potential impairment when changes in circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, and significant negative industry or economic trends. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated is less than the carrying value of an asset. The impairment is measured as the difference between the carrying value and the fair value. Significant judgment is required both in determining impairment and in estimating the fair value. We may use assumptions and estimates derived from a review of our operating results, business projections, expected growth rates, discount rates, and tax rates. We also make certain assumptions about future economic conditions interest rates, and other market data. Many of the factors used in these assumptions and estimates are outside the control of management, and can change in future periods.

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
Impairment of Other Investments

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

Recent Accounting Pronouncements

See Note 2 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about recent accounting pronouncements.

Results of Operations
The following tables summarize the changes in our consolidated results of operations from year-to-year (dollars in thousands):

Comparison for Results of Operations for the years ended December 31, 2020 and 2019

	Year Ended December 31,		Increase (Decrease)
	2020	2019	Amount	%
Revenues
Golf operations (A)	$189,972	$216,497	$(26,525)	(12.3)%
Sales of food and beverages	30,015	55,567	(25,552)	(46.0)%
Total revenues	219,987	272,064	(52,077)	(19.1)%

Operating costs
Operating expenses (A)	188,745	229,306	(40,561)	(17.7)%
Cost of sales - food and beverages	8,834	15,217	(6,383)	(41.9)%
General and administrative expense	31,284	47,976	(16,692)	(34.8)%
Depreciation and amortization	27,152	22,396	4,756	21.2%
Pre-opening costs	1,328	9,040	(7,712)	(85.3)%
(Gain) Loss on lease terminations and impairment	(721)	15,413	(16,134)	(104.7)%
Total operating costs	256,622	339,348	(82,726)	(24.4)%
Operating loss	(36,635)	(67,284)	(30,649)	(45.6)%

Other income (expenses)
Interest and investment income	565	955	(390)	(40.8)%
Interest expense, net	(10,968)	(8,760)	2,208	25.2%
Other (loss) income, net	(7,611)	20,876	(28,487)	N.M.
Total other income (expenses)	(18,014)	13,071	(31,085)	237.8%

Loss before income tax	$(54,649)	$(54,213)	$436	0.8%
N.M. – Not meaningful
(A)Includes $50.4 million and $52.4 million for the years ended December 31, 2020 and 2019, respectively, due to management contract reimbursements reported under revenue accounting standard, ASC 606.
Revenues from Golf Operations
Revenues from golf operations decreased by $26.5 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a $29.2 million decrease in Traditional Golf revenue, partially offset by a $2.7 million increase in Entertainment Golf revenue. The decrease in Traditional Golf revenue was primarily due to lost revenues during temporary closures in response to the COVID-19 pandemic, a $13.7 million decrease due to fewer leased and owned Traditional Golf properties in 2020, and a $2.0 million decrease in revenues from managed courses, primarily due to a decrease in reimbursed expenses. Entertainment Golf revenue increased by $2.7 million due to three additional venues operating in 2020 for more months as compared to the prior period, offset by lower event revenue due to COVID-19 restrictions.

Sales of Food and Beverages

Sales of food and beverages decreased by $25.6 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a $28.3 million decrease in Traditional Golf sales, partially offset by a $2.7 million increase in Entertainment Golf sales. The decrease in Traditional Golf sales was primarily due to the loss of tournament and large group event-related revenues resulting from continued COVID-19 related operational restrictions in effect in 2020 combined with a $2.6 million decrease due to fewer leased and owned Traditional Golf properties in 2020. Entertainment Golf sales increased by $2.7 million due to three additional venues operating in 2020 for more months as compared to the prior period, offset by lower event revenue due to COVID-19 restrictions.

Operating Expenses

Operating expenses decreased by $40.6 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a $43.7 million decrease in Traditional Golf operating expenses, partially offset by a $3.1 million increase in Entertainment Golf operating expenses. The decrease in Traditional Golf expenses was primarily due to $15.1 million in payroll and payroll-related cost reductions largely resulting from the furlough of the substantial majority of our employees during the temporary closures, a $7.2 million decrease in rent expenses, a $14.3 million decrease due to fewer leased and owned traditional golf properties and a $2.0 million decrease in reimbursed expenses for our managed courses. Entertainment Golf expenses increased $3.1 million due to three additional venues operating in 2020 for more months as compared to the prior period.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $6.4 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a $7.1 million decrease in Traditional Golf cost of sales, partially offset by a $0.7 million increase in Entertainment Golf cost of sales. The decrease in Traditional Golf cost of sales was due to lower food and beverage sales in addition to temporary closures in 2020 in response to the COVID-19 pandemic, as well as a $1.0 million decrease due to fewer leased and owned Traditional Golf properties in 2020. Entertainment Golf cost of sales increased by $0.7 million due to three additional venues operating in 2020 for more months as compared to the prior period.
General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense decreased by $16.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to a $7.7 million decrease in Traditional Golf expense, a $6.8 million decrease in Entertainment Golf expense, and a $2.2 million decrease in corporate expense. The decreases across segments were primarily due to payroll and payroll-related cost reductions of $9.0 million resulting from employee furloughs and headcount reductions, $5.2 million due to decreased professional fees, $1.4 million in decreased employee meal and travel costs, and a $1.1 million reduction in corporate-level marketing spend.

Depreciation and Amortization

Depreciation and amortization increased by $4.8 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to depreciation of assets placed into service at the three Entertainment Golf venues opened in 2019, and on assets placed in service for the renovation of our Orlando, Florida Entertainment Golf venue in November 2019, partially offset by a reduction in depreciation in the Traditional Golf business primarily due to properties that were sold and exited in prior periods.

Pre-Opening Costs

Pre-opening costs decreased by $7.7 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to costs associated with the opening of three new Entertainment Golf venues in 2019. Pre-opening costs can fluctuate based on timing of venue openings and geographic locations.
(Gain) Loss on Lease Terminations and Impairment
During the year ended December 31, 2020, impairment consisted of: a (i) $2.9 million gain on the termination of two traditional golf leases in 2020 primarily due to the derecognition of long-lived asset, intangible asset, and ROU asset and liability balances and, (ii) a $2.0 million gain on sale of Entertainment Golf equipment, partially offset by $3.9 million of impairment on two Traditional Golf properties and $0.2 million of losses on asset retirements. During the year ended December 31, 2019, impairment consisted of: (i) $1.2 million on three Traditional Golf properties that were classified as held-for-sale and subsequently sold, (ii) $3.8 million on two leased Traditional Golf properties, (iii) $10.2 million of losses on asset retirements of certain software and equipment as a result of the decision to discontinue use at our Entertainment Golf venues, and (iv) $0.2 million of losses on asset retirements in our Traditional Golf business.
Interest and Investment Income

Interest and investment income decreased by $0.4 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to lower balances and rates in interest bearing cash accounts.

Interest Expense, net

Interest expense, net increased by $2.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a decrease of interest expense capitalized into construction in progress balances associated with the opening of three golf Entertainment Golf venues in 2019 compared to one Entertainment Golf venue with significant construction activities in 2020.
Other Income, Net

Other income, net decreased by $28.5 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to an other-than-temporary impairment charge of $24.7 million in 2020 on the Company's equity method investment and a decrease of $2.9 million in gains on the sale of traditional golf properties over the same period.

Comparison of Results of Operations for the years ended December 31, 2019 and 2018

	Year Ended December 31,		Increase (Decrease)
	2019	2018	Amount	%
Revenues
Golf operations (A)	$216,497	$244,646	$(28,149)	(11.5)%
Sales of food and beverages	55,567	69,723	(14,156)	(20.3)%
Total revenues	272,064	314,369	(42,305)	(13.5)%

Operating costs
Operating expenses (A)	229,306	251,794	(22,488)	(8.9)%
Cost of sales - food and beverages	15,217	20,153	(4,936)	(24.5)%
General and administrative expense	47,976	38,560	9,416	24.4%
Depreciation and amortization	22,396	19,704	2,692	13.7%
Pre-opening costs	9,040	2,483	6,557	N.M.
(Gain) Loss on lease terminations and impairment	15,413	8,240	7,173	N.M.
Realized and unrealized (loss) gain on investments	0	(131)	131	(100.0)%
Total operating costs	339,348	340,803	(1,455)	(0.4)%
Operating loss	(67,284)	(26,434)	40,850	154.5%

Other income (expenses)
Interest and investment income	955	1,794	(839)	(46.8)%
Interest expense, net	(8,760)	(16,639)	(7,879)	(47.4)%
Other income, net	20,876	2,880	17,996	N.M.
Total other income (expenses)	13,071	(11,965)	25,036	(209.2)%

Loss before income tax	$(54,213)	$(38,399)	$(15,814)	(41.2)%
N.M. – Not meaningful
(A)Includes $52.4 million and $22.1 million for the years ended December 31, 2019 and 2018, respectively, due to management contract reimbursements reported under revenue accounting standard, ASC 606.

Revenues from Golf Operations
Revenues from golf operations decreased by $28.1 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to decreases of: (i) $66.6 million related to fewer Traditional Golf properties owned or operated in 2019, (ii) $3.1 million related to greens fees and cart rental fees for Traditional Golf business operating in early 2019, and (iii) $0.5 million driven by fewer events at our Traditional Golf properties, partially offset by an increase of (iv) $33.4 million in revenues from management contracts including $30.3 million of reimbursed expenses, (v) $1.6 million related to increases in The Players' Club memberships, (vi) $1.6 million related to increases in dues at private golf properties, and (vii) $5.6 million in our Entertainment Golf business due to three new venues that opened in 2019.

Sales of Food and Beverages

Sales of food and beverages decreased by $14.2 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a decreases of: (i) $21.1 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $2.3 million driven by fewer events at our Traditional Golf properties, partially offset by an increase of (iii) $9.2 million in our Entertainment Golf business due to three new venues that opened in 2019.
Operating Expenses
Operating expenses decreased by $22.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to decreases of: (i) $64.7 million due to fewer Traditional Golf properties owned or operated in 2019, (ii) $1.4 million due to decreased utility and water usage, partially offset by increases of: (iii) $30.3 million of reimbursed expenses from management contracts, (iv) $2.0 million in Traditional Golf repairs and maintenance expenses due to the benefit of insurance proceeds in 2018, (v) $0.5 million in payroll expense primarily due to an increase in California minimum wage, and (vi) $11.0 million in our Entertainment Golf business due to three new venues that opened in 2019.

Cost of Sales - Food and Beverages

Cost of sales - food and beverages decreased by $4.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to decreases of (i) $7.0 million due to fewer Traditional Golf properties owned or operated in 2019 and (ii) $0.2 million due to lower sales volumes for Traditional Golf properties operated in both periods, partially offset by (iii) an increase of $2.3 million in our Entertainment Golf Business due to three new venues that opened in 2019.
General and Administrative Expense (including Acquisition and Transaction Expense)
General and administrative expense increased by $9.4 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to increases of: (i) $5.2 million of higher payroll and payroll related expenses primarily related to the hiring of employees in our Entertainment Golf segment, (ii) $1.3 million of higher travel and other related expenses as part of the development of the Entertainment Golf business, (iii) $0.6 million of expenses associated with Entertainment Golf sites that we are no longer pursuing, (iv) $0.5 million of higher rent and related office expenses associated with our corporate offices in New York and Dallas, (v) $1.0 million of higher marketing expenses primarily related to the re-branding of our Entertainment Golf business in 2019, and (vi) $0.7 million of higher costs primarily related to the negotiation and development of potential Entertainment Golf venue locations.
Depreciation and Amortization
Depreciation and amortization expense increased by $2.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to increases of: (i) $2.9 million in depreciation of assets placed into service in our Entertainment Golf business for our Orlando, Florida venue in April 2018 and for our three venues in Raleigh, North Carolina; Richmond, Virginia; and West Palm Beach, Florida in August, September and October 2019, respectively, (ii) $1.1 million due to amortization on additional finance lease right-of-use ("ROU") assets for equipment, and (iii) depreciation of additional assets placed in service at Traditional Golf properties, partially offset by (iv) a $1.8 million reduction in depreciation due to Traditional Golf properties that were exited in 2018 and 2019.

Pre-Opening Costs

Pre-opening costs increased by $6.6 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to costs associated with the opening of three new Entertainment Golf venues in 2019 compared to one venue opened in 2018. Pre-opening costs can fluctuate based on timing of venue openings and geographic locations.
(Gain) Loss on Lease Terminations and Impairment
During the year ended December 31, 2019 impairment consisted of: (i) $1.2 million loss on three Traditional Golf properties that were classified as held-for-sale and subsequently sold, (ii) $3.8 million loss on two leased Traditional Golf properties, (iii) $10.2 million of losses on asset retirements of certain software and equipment as a result of the decision to discontinue use at our Entertainment Golf venues, and (iv) $0.2 million of losses on asset retirements in our Traditional Golf business. During the year ended December 31, 2018 impairment consisted primarily of $7.0 million due to impairment on five Traditional Golf properties that were classified as held-for-sale and $0.9 million on three leased Traditional Golf properties.
Realized and Unrealized (Gain) Loss on Investments

During the year ended December 31, 2018, we recorded a net realized gain on the mark-to-market value of a derivative which was unwound in December 2018.
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

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our current balances of cash and cash equivalents. We also generated capital through the completion of the sales of 25 of our 26 owned Traditional Golf properties which was completed by December 31, 2020. The proceeds generated by these transactions were reinvested in our Entertainment Golf business and used to pay overhead expenses.

As of December 31, 2020, we had $47.8 million of available cash, including $16.2 million of cash from the Traditional Golf business.

Our primary cash needs are capital expenditures for developing and opening new Drive Shack and new smaller format Puttery venues, remodeling and maintaining existing facilities, funding working capital, operating lease and finance lease obligations, servicing our debt obligations, paying dividends on our preferred stock, and for general corporate purposes.

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

As of December 31, 2020, we are actively exploring the capital markets to meet our short and long-term liquidity requirements to fund our planned growth, including new venue development and construction, product innovation, and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, public or private equity issuances, and strategically monetizing our remaining real estate securities and other investments. We continually monitor market conditions for these financing and capital opportunities, and at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

In February 2021, the Company was able to raise $54.6 million in net proceeds through an equity offering. See Note 17 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about this transaction.

For a further discussion of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part I, Item 1A. “Risk Factors” above.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Year ended December 31,
	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(1,325)	$(28,118)	$(7,202)
Investing activities	24,942	(11,993)	25,929
Financing activities	(4,748)	(10,744)	(109,596)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	$18,869	$(50,855)	$(90,869)
Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash flow used in operating activities changed from $28.1 million for the year ended December 31, 2019 to $1.3 million for the year ended December 31, 2020. It changed from $7.2 million for the year ended December 31, 2018 to $28.1 million for the year ended December 31, 2019. These changes resulted primarily from the factors described below:
 2020 compared to 2019
•Operating cash flows increased due to the following:
◦$17.1 million decrease of general and administrative expenses due to decreased headcount and professional fees primarily due to COVID-19 related reductions
◦$7.3 million increase in operating cash flows from the Traditional Golf business primarily due to addition of managed courses during 2019 and 2020 and the exit of non-profitable courses in 2019
◦$2.3 million increase in operating cash flows primarily due to the more months in operation in 2020 for the Entertainment Golf venues in Raleigh, North Carolina, Richmond, Virginia and West Palm Beach, Florida as compared to 2019.

 2019 compared to 2018

•Operating cash flows decreased due to the following:
◦$9.9 million increase of general and administrative expenses due to increased headcount and professional fees primarily due to the development of the Entertainment Golf business; and
◦$10.1 million decrease of decreased revenues from the Traditional Golf business due to the sale of properties during 2019; and
◦$4.4 million increase of pre-open costs primarily due to the opening of three Entertainment Golf venues in 2019 compared to one venue opened in 2018.

•Operating cash flows increased due to the following:
◦$1.8 million due to management fees paid in 2018 that were incurred in 2017 when the Company was externally managed; and
◦$1.7 million increase in operating cash flows primarily due to the opening of Entertainment Golf venues in Raleigh, North Carolina, Richmond, Virginia and West Palm Beach, Florida.

Investing Activities

Cash flows generated from investing activities primarily relate to proceeds from the dispositions of Traditional Golf properties and sales of and repayments from investments in securities and loans and were primarily used for capital expenditures related to the development of the Entertainment Golf venues, and renovations of existing facilities.

Cash provided by investing activities increased by $36.9 million in 2020 compared to 2019. Cash provided by investing activities decreased by $37.9 million in 2019 compared to 2018.

Capital Expenditures. Our total capital expenditures for 2020, 2019, and 2018 were $10.7 million, $74.9 million, and $62.4 million respectively.

We expect our capital expenditures over the next 12 months to range between $57.1 and $58.6 million, which includes developing new Drive Shack and smaller format Puttery venues and remodeling and maintaining existing facilities.

Traditional Golf property dispositions. As of December 31, 2020, we have successfully sold 25 of our 26 owned golf properties for a total aggregate sales price of $204.2 million, of which $33.6 million, $62.9 million, and $88.3 million was received, net of transaction costs, in 2020, 2019, and 2018, respectively. We continue to own one Traditional Golf property, which is classified as held-for-use. We may continue to pursue the monetization of our owned golf property to generate capital for reinvestment in the Entertainment Golf business.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the repayment of debt obligations, deposits received on golf memberships, and the payment of preferred dividends.

Cash used in financing activities decreased by $6.0 million in 2020 compared to 2019. Cash used in financing activities decreased by $98.9 million in 2019 compared to 2018.

Dividends. The Company has paid preferred dividends declared in the amount of $5.6 million in each 2019 and 2018 and has not declared preferred dividends in 2020. The Company has an ongoing obligation to satisfy the distribution requirements of the preferred shares, in accordance with the terms of the issuance. Effective January 1, 2017, the Company revoked its election to be treated as a REIT for federal income tax purposes. As a result, the Company is no longer subject to the distribution requirements applicable to REITs, and the timing and amount of distributions are in the sole discretion of its board of directors, which has elected not to declare common stock dividends for 2018 through 2020 to retain capital for growth.

Debt Obligations. The Company made contractual payments on its finance leases in 2020, 2019 and 2018. In 2018, the Company repaid the Traditional Golf loan using proceeds from the sale of Traditional Golf properties.

Golf Membership Deposits. Private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club, which are refundable 30 years after the date of acceptance as a member.
Debt Instruments
See Note 8 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to our debt obligations and contractual maturities as of December 31, 2020.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.
•In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.
•In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.
We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, in the amount of $3.2 million as of December 31, 2020. A subsidiary of ours gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of the Company.

Contractual Obligations
The following table summarizes our contractual arrangements as of December 31, 2020, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Fixed and Determinable Payments Due by Period
Contract	2021	2022-2023	2024-2025	Thereafter	Total

Finance lease obligations - Equipment (A)	7,136	10,288	3,600	313	21,337
Junior subordinated notes payable (B)	1,285	2,570	2,570	62,889	69,314
Operating lease obligations (C)	34,152	58,043	42,950	177,666	312,811
Membership deposit liabilities (D)	14,841	8,394	11,938	213,427	248,600
Credit facilities, Traditional Golf (B)	5	10	10	287	312
Total	$57,419	$79,305	$61,068	$454,582	$652,374

(A)Includes interest based on rates existing at lease inception or ASC 842 adoption on January 1, 2019. Leases that are repayable prior to maturity at our options are reflected as their contractual maturity dates. See Note 6 to our Consolidated Financial Statements for further discussions.
(B)Includes interest based on rates existing at December 31, 2020 and assumes no prepayments. Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates. See Note 8 to our Consolidated Financial Statements for further discussions.
(C)Includes leases of golf courses and related facilities, carts and equipment. Excludes escalation charges which per our lease agreements are not fixed and determinable payments. Also excludes four month-to-month property leases which are cancellable by the parties with 30 days written notice and various month-to-month operating leases for carts and equipment. The aggregate monthly expense of these leases was $0.1 million. See Notes 2 and 6 to our Consolidated Financial Statements for further discussions.
(D)Amounts represent gross initiation fee deposits refundable 30 years after the date of acceptance of a member. See Notes 2 and 13 to our Consolidated Financial Statements for further discussion.

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

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Reports of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.
Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
Notes to Consolidated Financial Statements.
All schedules have been omitted because either the required information is included in our Consolidated Financial Statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Drive Shack Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company periodically reviews the carrying amounts of its long-lived assets, including real estate held-for-use as well as finite-lived intangible assets and right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed. If the carrying amount is greater than the expected undiscounted cash flows, the assets are considered impaired and an impairment charge is recognized to the extent the carrying value of such asset exceeds its fair value. During the year ended December 31, 2020, the Company recognized an impairment charge of $3.9 million related to the long-lived assets at certain of its properties.

Auditing the Company’s impairment assessment of the long-lived assets associated with its Traditional Golf properties and Entertainment Golf venues was complex and highly judgmental due to the significant estimation required in determining the future cash flows used to assess recoverability of each long-lived asset group (undiscounted) and determining the fair value (discounted). The significant assumptions used in the assessment include the estimated future cash flows directly related to the future operation of the properties (including revenue growth rates) and the discount rate used to determine fair value. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions (including the effects of the global pandemic).

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's long-lived asset impairment process. These procedures included testing controls over management’s review of the significant assumptions described above including the future cash flow projections and the discount rate used to determine the fair value of the long-lived assets that were determined to be impaired.

Our testing of the Company’s impairment assessment of the long-lived assets associated with Traditional Golf properties and Entertainment Golf venues included, among other procedures, evaluating the significant assumptions discussed above and the key inputs used to project the undiscounted future cash flows and to estimate the fair value of the asset groups. For a sample of properties, we tested the completeness and accuracy of the data used by the Company in its analyses and compared the significant assumptions used to determine the future cash flows to historical results of the properties, current industry and economic trends, and inquired of the Company’s executives to understand the business initiatives supporting the assumptions in the future cash flows. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the properties that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

New York, New York
March 16, 2021

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Drive Shack Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Drive Shack Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 16, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
March 16, 2021

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$47,786	$28,423
Restricted cash	2,252	3,103
Accounts receivable, net	4,446	5,249
Real estate assets, held-for-sale, net	—	16,948
Real estate securities, available-for-sale	3,223	3,052
Other current assets	14,410	17,521
Total Current Assets	72,117	74,296
Restricted cash, noncurrent	795	438
Property and equipment, net of accumulated depreciation	169,425	179,641
Operating lease right-of-use assets	192,828	215,308
Intangibles, net of accumulated amortization	15,124	17,565
Other investments	—	24,020
Other assets	6,765	4,723
Total Assets	$457,054	$515,991

Liabilities and Equity
Current Liabilities
Obligations under finance leases	$6,470	$6,154
Membership deposit liabilities	14,692	10,791
Accounts payable and accrued expenses	29,596	25,877
Deferred revenue	23,010	26,268
Other current liabilities	28,217	23,968
Total Current Liabilities	101,985	93,058
Credit facilities and obligations under finance leases - noncurrent	12,751	13,125
Operating lease liabilities - noncurrent	167,837	187,675
Junior subordinated notes payable	51,182	51,192
Membership deposit liabilities, noncurrent	99,862	95,805
Deferred revenue, noncurrent	9,953	6,283
Other liabilities	3,447	3,278
Total Liabilities	$447,017	$450,416

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2020 and 2019	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 67,323,592 and 67,068,751 shares issued and outstanding at December 31, 2020 and 2019, respectively	673	671
Additional paid-in capital	3,178,704	3,177,183
Accumulated deficit	(3,232,391)	(3,175,572)
Accumulated other comprehensive income	1,468	1,710
Total Equity	$10,037	$65,575

Total Liabilities and Equity	$457,054	$515,991

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(dollars in thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Golf operations	$189,972	$216,497	$244,646
Sales of food and beverages	30,015	55,567	69,723
Total revenues	219,987	272,064	314,369
Operating costs
Operating expenses	188,745	229,306	251,794
Cost of sales - food and beverages	8,834	15,217	20,153
General and administrative expense	31,284	47,976	38,560
Depreciation and amortization	27,152	22,396	19,704
Pre-opening costs	1,328	9,040	2,483
(Gain) Loss on lease terminations and impairment	(721)	15,413	8,240
Realized and unrealized (gain) loss on investments	—	—	(131)
Total operating costs	256,622	339,348	340,803
Operating loss	(36,635)	(67,284)	(26,434)
Other income (expenses)
Interest and investment income	565	955	1,794
Interest expense, net	(10,968)	(8,760)	(16,639)
Other (loss) income, net	(7,611)	20,876	2,880
Total other income (expenses)	(18,014)	13,071	(11,965)
Loss before income tax	(54,649)	(54,213)	(38,399)
Income tax expense	1,705	641	284
Net Loss	(56,354)	(54,854)	(38,683)
Preferred dividends	(5,580)	(5,580)	(5,580)
Loss Applicable To Common Stockholders	$(61,934)	$(60,434)	$(44,263)

Loss Applicable to Common Stock, per share
Basic	$(0.92)	$(0.90)	$(0.66)
Diluted	$(0.92)	$(0.90)	$(0.66)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	67,158,745	67,039,556	66,993,543
Diluted	67,158,745	67,039,556	66,993,543

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(56,354)	$(54,854)	$(38,683)
Other comprehensive loss:
Net unrealized (loss) gain on available-for-sale securities	(242)	(168)	508
Total comprehensive loss	$(56,596)	$(55,022)	$(38,175)
Comprehensive loss attributable to Drive Shack Inc. stockholders' equity	$(56,596)	$(55,022)	$(38,175)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
							Accumulated Other Comp. Income (Loss)	Total Equity (Deficit)
					Additional Paid in Capital
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount
Equity (deficit) - December 31, 2017	2,463,321	$61,583	66,977,104	$670	$3,173,281	$(3,065,853)	$1,370	$171,051
Dividends declared	—	—	—	—	—	(5,580)	—	(5,580)
Stock-based compensation	—	—	—	—	2,252			2,252	—	2,252
Adoption of ASC 606	—	—	—	—	—	4,809	—	4,809
Purchase of common stock (directors)	—	—	50,000	—	310	—	—	310	—	310
Comprehensive loss
Net loss	—	—	—	—	—	(38,683)	—	(38,683)
Other comprehensive income	—	—	—	—	—	—	508	508
Total comprehensive loss								(38,175)
Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$134,667
Dividends declared	—	—	—	—	—	(5,580)	—	(5,580)
Stock-based compensation	—	—	—	—	1,317			1,317
Shares issued from options and restricted stock units	—	—	35.647	—	—	—	—	—
Purchase of common stock (directors)	—	—	6,000	1	23	—	—	24
Adoption of ASC 842	—	—	—	—	—	(9,831)	—	(9,831)	—	(9,831)
Comprehensive loss
Net loss	—	—	—	—	—	(54,854)	—	(54,854)
Other comprehensive loss	—	—	—	—	—	—	(168)	(168)
Total comprehensive loss								(55,022)
Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$65,575
Dividends declared	—	—	—	—	—	(465)	—	(465)
Stock-based compensation	—	—	—	—	1,523	—	—	1,523
Shares issued from options and restricted stock units	—	—	254,841	2	(2)	—	—	—
Comprehensive loss
Net loss	—	—	—	—	—	(56,354)	—	(56,354)
Other comprehensive loss	—	—	—	—	—	—	(242)	(242)
Total comprehensive loss								(56,596)
Equity (deficit) - December 31, 2020	2,463,321	$61,583	67,323,592	$673	$3,178,704	$(3,232,391)	$1,468	$10,037

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net loss	$(56,354)	$(54,854)	$(38,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,152	22,396	19,704
Amortization of discount and premium	(423)	(275)	1,159
Other amortization	8,160	7,225	10,965
Amortization of revenue on golf membership deposit liabilities	(1,611)	(1,422)	(1,549)
Amortization of prepaid golf member dues	(14,311)	(14,569)	(26,545)
Non-cash operating lease expense	8,421	7,043	—
Stock based compensation	1,523	1,317	2,304
(Gain) Loss on Lease Terminations and Impairment	(1,970)	15,413	8,240
Equity in (earnings), net of impairment from equity method investment	24,020	(1,381)	(1,471)
Other (gains) losses, net	(15,573)	(19,073)	(8,109)
Realized and unrealized (gain) loss on investments	—	—	(131)
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	1,418	2,727	3,075
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	18,223	7,335	23,839
Net cash used in operating activities	(1,325)	(28,118)	(7,202)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	35,617	62,899	78,888
Deposits received on real estate held-for-sale	—	—	9,400
Acquisition and additions of property and equipment and intangibles	(10,675)	(74,892)	(62,359)
Net cash provided by (used in) from investing activities	24,942	(11,993)	25,929
Cash Flows From Financing Activities
Preferred stock dividends paid	(1,395)	(5,580)	(5,580)
Repayments of debt obligations	(5,591)	(7,440)	(107,790)
Golf membership deposits received	2,994	2,262	3,143
Other financing activities	(756)	14	631
Net cash used in financing activities	(4,748)	(10,744)	(109,596)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	18,869	(50,855)	(90,869)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	31,964	82,819	173,688
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$50,833	$31,964	$82,819
Cash paid during the period for income taxes	$176	$124	$225
Cash paid during the period for interest expense	$3,053	$3,854	$10,607
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$—	$930	$930
Additions to finance lease assets and liabilities	$6,068	$12,776	$4,442
Increases (decreases) in accounts payable and accrued expenses related to the purchase of property and equipment	$3,260	$(7,508)	$3,174

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

1. ORGANIZATION
Drive Shack Inc., which is referred to in this Annual Report on Form 10-K, as Drive Shack Inc. or the Company, is an owner and operator of golf-related leisure and entertainment venues focused on bringing people together through competitive socializing. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties and (iii) corporate. For a further discussion of the reportable segments, see Note 4.

As of December 31, 2020, the Entertainment Golf segment was comprised of four owned or leased entertainment golf venues across three states with locations in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia.
The Company's Traditional Golf business is one of the largest operators of golf courses and country clubs in the United States. As of December 31, 2020, the Company owned, leased or managed 60 properties across 9 states.
The corporate segment consists primarily of securities and other investments and executive management.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

COVID-19 - In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). In response to the rapid spread of COVID-19, authorities around the world have implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, "stay-at-home" or "shelter-in-place" orders and business shutdowns. Many jurisdictions in which we operate required mandatory store closures or imposed capacity limitations and other restrictions affecting our operations. As a result, during March 2020, we temporarily closed all of our Entertainment Golf venues and substantially all of our Traditional Golf courses and furloughed a substantial majority of our employees. In response to the uncertainty caused by the pandemic, we took several actions after we suspended operations to preserve our liquidity position and prepare for multiple contingencies.

Following the temporary closure in March 2020 in response to the coronavirus ("COVID-19") global pandemic, three Drive Shack Entertainment Golf venues and all of our Traditional Golf properties were reopened by the end of the second quarter, subject to locally mandated capacity limitations and operational restrictions. Our Entertainment Golf venue in Orlando, Florida re-opened in December 2020. Restrictions on large group gatherings remain in effect in the majority of the jurisdictions we operate, which has resulted in the postponement or cancellation of the substantial majority of events, banquets, and other large group gatherings.

The extended length of the COVID-19 pandemic and the related government response have caused, and are continuing to cause, prolonged periods of various operational restrictions and capacity limitations impacting our business operations. In addition, the duration and intensity of the pandemic may result in changes in customer behaviors or preferences. These may lead to increased asset recovery and valuation risks, such as impairment of long-lived and other assets. The extent to which COVID-19 ultimately impacts our business will depend on future developments, which remain highly uncertain and cannot be predicted, including additional actions taken by various governmental bodies and private enterprises to contain COVID-19 or mitigate its impact, among others. The Company currently expects these developments to have a material adverse impact on its revenues, results of operations and cash flows in future periods.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
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

Use of Estimates — Our estimates are based on information available to management at the time of preparation of the Consolidated Financial Statements, including the results of historical analysis, our understanding and experience of the Company's operations, our knowledge of the industry and market-participant data available to us. Actual results have historically been in line with management's estimates and judgements used in applying each of the accounting policies, and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. However, we do not expect our assessments and assumptions to materially change in the future.

Comprehensive Loss and Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company's purposes, comprehensive income represents primarily net income, as presented in the Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available-for-sale. As of December 31, 2020 and 2019, accumulated other comprehensive income included net unrealized gain on securities of $1.5 million and $1.7 million, respectively.

REVENUE RECOGNITION

Golf Operations

Entertainment Golf — Revenue from bay play, events, and other operating activities (consisting primarily of instruction and merchandise sales) is generally recognized at a point in time which is at the time of sale, when services are rendered and collectability is probable.

Traditional Golf — Revenue from green fees, cart rentals, merchandise sales and other operating activities (consisting primarily of range income, banquets and club amenities) is generally recognized at a point in time which is at the time of sale, when services are rendered and collectability is probable.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

Revenue from the reimbursement of certain operating costs incurred at the Company’s managed Traditional Golf properties is recognized at the time the associated operating costs are incurred as collectability is probable per the terms of the management contracts and the repayment histories of the property owners.

Sales of Food and Beverages — Revenue from food and beverage sales is recorded at the time of sale, net of discounts.
Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Realized (gain) loss on settlement of non-hedge derivatives, net	—	—	(227)
Unrealized loss (gain) on non-hedge derivative instruments	—	—	96
Realized and unrealized loss (gain) on investments	$—	$—	$(131)

Gain on sale of traditional golf properties, net (A)	$16,447	$19,338	$8,704
Collateral management fee income, net	259	440	575
Equity in earnings, net of impairment from equity method investments (B)	(24,020)	1,381	1,471
Other loss	(297)	(283)	(7,870)
Other income (loss), net	$(7,611)	$20,876	$2,880
(A)Gain on sale of traditional golf properties, net - During the year ended December 31, 2020, the Company sold one Traditional Golf property, resulting in net proceeds of $33.6 million. This property had a carrying value of $17.0 million and resulted in a gain of $16.6 million. During the year ended December 31, 2019, the Company sold eleven Traditional Golf properties, resulting in net proceeds of $74.3 million. These Traditional Golf properties had a carrying value of $54.7 million and resulted in a gain on sale of $19.4 million. During the year ended December 31, 2018, the Company sold thirteen Traditional Golf properties, resulting in net proceeds of $76.7 million. These Traditional Golf properties had a carrying value of $66.0 million and resulted in a gain on sale of $10.7 million. Net proceeds are inclusive of transactions costs.
(B)Equity in earnings, net of impairment from equity method investments - During the year ended December 31, 2020, the Company recorded an other-than-temporary impairment charge of $24.7 million on the Company's equity method investment.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

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

The Company leases certain golf carts and other equipment that are classified as finance leases ROUs. The value of finance leases is recorded as an asset on the balance sheet, along with a liability related to the present value of associated payments. Depreciation of finance lease assets is calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms. The cost of equipment under finance leases is recorded in "Property and equipment, net of accumulated depreciation" on the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the obligations under finance leases, with a portion being recorded as interest expense under the effective interest method.
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
On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. On October 16, 2020, the Company completed the sale of the last held-for-sale Traditional Golf property for a sale price of $34.5 million and received net cash proceeds of approximately $33.6 million. As of December 31, 2020, the Company does not classify any Traditional Golf property as held-for-sale.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

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

All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined using a portfolio approach based on the rate of interest that the Company would pay to borrow an amount equal to the lease payments for a similar term and in a similar economic environment on a collateralized basis. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives received. ROU assets for operating leases are subsequently amortized into lease cost on a straight-line basis less imputed interest on the lease liabilities. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization" on the Consolidated Statements of Operations.

In addition to the fixed minimum payments required under the lease arrangements, certain leases require variable lease payments, which are payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments as well as payment of taxes assessed against the leased property. The leases generally also require the payment for the cost of insurance and maintenance. Variable lease payments are recognized when the associated activity occurs and the contingency is resolved.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Impairment of Long-lived Assets — The Company periodically reviews the carrying amounts of its long-lived assets or asset groups, including real estate held-for-use and held-for-sale, as well as finite-lived intangible assets and right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount is greater than the expected undiscounted cash flows, the assets are considered impaired and an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.
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
Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity in a commercial entertainment and retail real estate project. The Company accounts for this investment as an equity method investment. As of December 31, 2020 and 2019, the carrying value of this investment was zero and $24.0 million, respectively.  The Company evaluates its equity method investment for other than temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, guest visits, changes in market rental rates, and net operating results. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its recoverability analyses may not be realized, and actual losses or impairment may be realized in the future.
The operations and ongoing construction at the commercial real estate project halted due to the COVID-19 pandemic in mid-March 2020, and the Company recorded an other-than-temporary impairment charge of $24.7 million during the three months ended June 30, 2020. The other-than temporary impairment charge was recorded in "Other income (loss), net" on the Consolidated Statements of Operations. The property reopened to the public with additional entertainment venues and retail shops in October 2020 while following COVID-19 related operational restrictions and capacity limitations and implementing social distancing measures. However, the ability of the commercial real estate project to obtain additional funding to complete the construction and attain the financial results needed to recover any of our investment remains highly uncertain.

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

	December 31,
	2020	2019
CDO trustee accounts	$114	$114
Restricted cash for construction-in-progress	1,182	1,536
Restricted cash - Traditional Golf	1,566	1,656
Restricted cash - Entertainment Golf	185	235
Restricted cash, current and noncurrent	$3,047	$3,541

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $0.9 million and $1.1 million as of December 31, 2020 and 2019, respectively. The allowance for doubtful accounts

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

is based upon several factors including the length of time the receivables are past due, historical payment trends. current economic factors, and our expectations of future events that affect collectability. Collateral is generally not required. The allowance for doubtful accounts decreased by $0.2 million for the year ended December 31, 2020 and increased by $0.1 million for the year ended December 31, 2019.

Other Current Assets
The following table summarizes the Company's other current assets:

	December 31,
	2020	2019
Managed property receivables	3,236	5,426
Prepaid expenses	3,158	3,608
Deposits	767	1,374
Inventory	1,950	2,762
Miscellaneous current assets, net	5,299	4,351
Other current assets	$14,410	$17,521
Other Assets
The following table summarizes the Company's other assets:

	December 31,
	2020	2019
Prepaid expenses	$2,154	$317
Deposits	2,504	2,123
Miscellaneous assets, net	2,107	2,283
Other assets	$6,765	$4,723

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

Other Current Liabilities
The following table summarizes the Company's other current liabilities:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

	December 31,
	2020	2019
Operating lease liabilities	19,894	16,922
Accrued rent	4,318	2,769
Dividends payable	—	930
Miscellaneous current liabilities	4,005	3,347
Other current liabilities	$28,217	$23,968

Other Liabilities
The following table summarizes the Company's other liabilities:

	December 31,
	2020	2019
Service obligation intangible	$—	$1,776
Miscellaneous liabilities	3,447	1,502
Other liabilities	$3,447	$3,278
Operating Lease Liabilities – Operating lease liabilities relate to ground leases and/or related facilities and office leases. See Note 6 for additional information
Accrued Rent - Accrued rent primarily relates to amounts accrued or owed for variable lease costs
Service Obligation Intangible – Service obligation intangible relates to the Company's obligation to operate leased golf properties that were expected to generate losses as part of the Traditional Golf acquisition.
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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Amortization of Discount and Premium and Other Amortization — As reflected in the Consolidated Statements of Cash Flows, these items are comprised of the following:

	Year Ended December 31,
	2020	2019	2018
Accretion of net discount on securities, loans and other investments	$(413)	$(267)	$(151)
Amortization of net discount on debt obligations and deferred financing costs	(10)	(8)	1,310
Amortization of discount and premium	$(423)	$(275)	$1,159

Amortization of leasehold intangibles	$—	$—	$4,093
Accretion of membership deposit liability	8,160	7,225	6,872
Other amortization	$8,160	$7,225	$10,965

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount under the other-than-temporary impairment model. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that operating lease receivables accounted for under ASC 842 are not in the scope of this guidance. In April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which addresses certain fair value disclosure requirements, the measurement basis under the measurement alternative and which equity securities have to be remeasured at historical exchange rates. In May 2019, the FASB issued Financial Instruments - Credit Losses (Topic 326), Targeted Transition Relief, which allows entities to elect to measure assets in the scope of ASC 326-20, using the fair value option when ASU 2016-13 is adopted. In November 2019, the FASB issued ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments - Credit Losses which makes several narrow-scope amendments to the new credit losses standard, including an amendment requiring entities to include certain expected recoveries of the amortized cost basis previously written off. The effective date of the standards is for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted for annual periods beginning after December 15, 2018. Entities apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company identified the financial assets in the scope of the new standard, developed methods to estimate current expected credit losses associated with these financial assets, and determined changes needed to control activities. The Company adopted the standard on January 1, 2020. The adoption did not materially impact the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15 Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard requires a customer in a cloud computing arrangement (i.e., a hosting arrangement) that is a service contract to follow

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets or expense as incurred. That guidance requires certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use.  The effective date of the standard was for annual periods beginning after December 15, 2019. The Company early adopted the standard on October 1, 2019 applying the guidance prospectively to all implementation costs incurred after that date. The adoption did not have a material impact on the Consolidated Financial Statements.

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

3. REVENUES

The majority of the Company’s revenue is recognized at the time of sale to customers at the Company’s Entertainment Golf venues and Traditional Golf properties, including green fees, cart rentals, bay play, events and sales of food, beverages and merchandise. Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenue and recognized as revenue ratably over the appropriate period, which is generally twelve months or less for private club members and the following month for The Players Club members.

The Company’s revenue is all generated within the Entertainment and Traditional Golf segments. The following table disaggregates revenue by category: Entertainment Golf venues, public and private golf properties (owned and leased) and managed golf properties.

	For Year Ended December 31,
	2020					2019
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	10,536	78,389	44,872	56,175	189,972	7,806	96,777	53,728	58,186	216,497
Sales of food and beverages	14,713	9,945	5,357	—	30,015	11,974	32,347	11,246	—	55,567
Total revenues	$25,249	$88,334	$50,229	$56,175	$219,987	$19,780	$129,124	$64,974	$58,186	$272,064

(A)Includes $50.4 million and $52.4 million for the years ended December 31, 2020 and 2019, respectively, due to management contract reimbursements reported under revenue accounting standard, ASC 606.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

4. SEGMENT REPORTING

The Company currently has three reportable segments: (i) Entertainment Golf venues, (ii) Traditional Golf properties, and (iii) corporate. The chief operating decision maker (“CODM”) for each segment is the Chief Executive Officer and President, who reviews discrete financial information for each reportable segment to manage the Company, including resource allocation and performance assessment.

The Company's Entertainment Golf segment, launched in 2018, is comprised of Drive Shack venues that feature tech-enabled hitting bays with in bay dining, full-service restaurants, bars, and event spaces. As of December 31, 2020, the Company owned or leased four Drive Shack venues across three states which are located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia.

The Company's Traditional Golf business is one of the largest operators of golf courses and country clubs in the United States. As of December 31, 2020, the Company owned, leased or managed 60 Traditional Golf properties across nine states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Summary financial data on the Company’s segments is given below, together with reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2020
Revenues
Golf operations	$10,536	$179,436	$—	$189,972
Sales of food and beverages	14,713	15,302	—	30,015
Total revenues	25,249	194,738	—	219,987
Operating costs
Operating expenses	19,525	169,220	—	188,745
Cost of sales - food and beverages	3,744	5,090	—	8,834
General and administrative expense (A)	8,869	9,661	9,478	28,008
General and administrative expense - acquisition and transaction expenses (B)	1,885	210	1,181	3,276
Depreciation and amortization	11,960	14,903	289	27,152
Pre-opening costs (C)	1,328	—	—	1,328
Impairment and other losses	(1,960)	1,239	—	(721)
Total operating costs	45,351	200,323	10,948	256,622
Operating loss	(20,102)	(5,585)	(10,948)	(36,635)
Other income (expenses)
Interest and investment income	1	77	487	565
Interest expense (D)	(389)	(9,009)	(1,648)	(11,046)
Capitalized interest (D)	—	22	56	78
Other income (loss), net	—	16,164	(23,775)	(7,611)
Total other income (expenses)	(388)	7,254	(24,880)	(18,014)
Income tax expense	75	(19)	1,649	1,705
Net loss	(20,565)	1,688	(37,477)	(56,354)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(20,565)	$1,688	$(43,057)	$(61,934)

	Entertainment Golf	Traditional Golf	Corporate (E)	Total
December 31, 2020
Total assets	178,132	267,033	11,889	457,054
Total liabilities	38,717	345,340	62,960	447,017
Preferred stock	—	—	61,583	61,583
Equity (loss) attributable to common stockholders	$139,415	$(78,307)	$(112,654)	$(51,546)
Additions to property and equipment (including finance leases) during the year ended December 31, 2020	$9,447	$8,932	$764	$19,143

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2019
Revenues
Golf operations	$7,806	$208,691	$—	$216,497
Sales of food and beverages	11,974	43,593	—	55,567
Total revenues	19,780	252,284	—	272,064
Operating costs
Operating expenses	16,403	212,903	—	229,306
Cost of sales - food and beverages	2,984	12,233	—	15,217
General and administrative expense (A)	14,081	16,812	12,008	42,901
General and administrative expense - acquisition and transaction expenses (B)	3,490	798	787	5,075
Depreciation and amortization	5,935	16,266	195	22,396
Pre-opening costs (C)	9,040	—	—	9,040
Impairment and other losses	10,196	5,217	—	15,413
Total operating costs	62,129	264,229	12,990	339,348
Operating loss	(42,349)	(11,945)	(12,990)	(67,284)
Other income (expenses)
Interest and investment income	321	105	529	955
Interest expense (D)	(355)	(8,238)	(2,415)	(11,008)
Capitalized interest (D)	—	586	1,662	2,248
Other income (loss), net	—	19,069	1,807	20,876
Total other income (expenses)	(34)	11,522	1,583	13,071
Income tax expense	62	8	571	641
Net loss	(42,445)	(431)	(11,978)	(54,854)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(42,445)	$(431)	$(17,558)	$(60,434)

	Entertainment Golf	Traditional Golf	Corporate (E)	Total
December 31, 2019
Total assets	163,583	308,456	43,952	515,991
Total liabilities	36,375	350,968	63,073	450,416
Preferred stock	—	—	61,583	61,583
Equity (loss) attributable to common stockholders	$127,208	$(42,512)	$(80,704)	$3,992

Additions to property and equipment (including finance leases) during the year ended December 31, 2019	$62,543	$14,966	$1,764	$79,273

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2018
Revenues
Golf operations	$2,191	$242,455	$—	$244,646
Sales of food and beverages	2,713	67,010	—	69,723
Total revenues	4,904	309,465	—	314,369
Operating costs
Operating expenses	5,398	246,396	—	251,794
Cost of sales - food and beverages	640	19,513	—	20,153
General and administrative expense (A)	6,382	16,702	11,271	34,355
General and administrative expense - acquisition and transaction expenses (B)	2,679	1,024	502	4,205
Depreciation and amortization	1,886	17,814	4	19,704
Pre-opening costs (C)	2,483	—	—	2,483
Impairment and other losses	—	8,093	147	8,240
Realized and unrealized loss on investments	—	(131)	—	(131)
Total operating costs	19,468	309,411	11,924	340,803
Operating (loss) income	(14,564)	54	(11,924)	(26,434)
Other income (expenses)
Interest and investment income	281	194	1,319	1,794
Interest expense (D)	—	(16,046)	(2,274)	(18,320)
Capitalized interest (D)	—	1,121	560	1,681
Other income, net	—	846	2,034	2,880
Total other income (expenses)	281	(13,885)	1,639	(11,965)
Income tax expense	—	—	284	284
Net loss	(14,283)	(13,831)	(10,569)	(38,683)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(14,283)	$(13,831)	$(16,149)	$(44,263)

	Entertainment Golf	Traditional Golf	Corporate	Total
December 31, 2018
Total assets	117,416	225,904	58,627	401,947
Total liabilities	13,561	196,836	56,883	267,280
Preferred stock	—	—	61,583	61,583
Equity (loss) attributable to common stockholders	$103,855	$29,068	$(59,839)	$73,084

Additions to property and equipment (including finance leases) during the year ended December 31, 2018	$55,924	$14,042	$—	$69,966

(A)General and administrative expenses include severance expense in the amount of $1.1 million, $2.3 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(B)Acquisition and transaction expense includes costs related to completed and potential acquisitions and transactions and strategic initiatives which may include advisory, legal, accounting and other professional or consulting fees.
(C)Pre-opening costs are expensed as incurred and consist primarily of site-related marketing expenses, lease expense, employee payroll, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.
(D)Interest expense includes the accretion of membership deposit liabilities in the amount of $8.2 million, $7.2 million and $6.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Interest expense and capitalized interest total to interest expense, net on the Consolidated Statements of Operations.
(E)Total assets in the corporate segment includes an equity method investment in the amount of zero and $24.0 million as of December 31, 2020 and 2019, respectively, recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company's property and equipment:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	142,635	(40,198)	102,437	147,146	(36,349)	110,797
Furniture, fixtures and equipment	51,622	(24,422)	27,200	52,327	(19,484)	32,843
Finance leases - equipment	34,339	(15,296)	19,043	36,166	(16,047)	20,119
Construction in progress	13,975	—	13,975	9,112	—	9,112
Total Property and Equipment	$249,341	$(79,916)	$169,425	$251,521	$(71,880)	$179,641

Depreciation is calculated on a straight line basis using the estimated useful lives detailed in Note 2. Depreciation expense, which included amortization of assets recorded under finance leases, was $24.4 million, $19.3 million and $16.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital to invest in the growth of the Entertainment Golf business. The assets are reported on the Consolidated Balance Sheets as “Real estate assets, held-for-sale, net”. See Note 15 for additional information.

In October 2018, we reclassified a golf property in New Mexico from held-for sale to held-and-used and recorded catch-up depreciation expense.

In October 2020, the Company sold its remaining Traditional Golf property classified as held for sale, for $34.5 million, resulting in net proceeds of $33.6 million and recognized a gain on sale of $16.6 million.

Below is a summary of the Traditional Golf properties sold during 2020    , 2019 and 2018 (in millions).

During the three months ended	Number of Golf Properties Sold	Sale Price	Net Proceeds (A)	Transaction Costs	Carrying Value	Gain (Loss) (B)	Management Agreements Executed Subsequent to Sale
September 30, 2018	1	3.5	3.2	—	3.3	(0.1)	—
December 31, 2018 (C)	12	86.2	73.5	1.2	62.7	10.8	8
March 31, 2019 (D)	3	28.7	25.5	0.5	20.3	5.2	1
June 30, 2019 (E)	4	19.7	17.9	0.8	18.3	(0.4)	1
September 30, 2019	1	12.5	12.3	0.2	5.2	7.0	1
December 31, 2019	3	19.1	18.6	0.4	10.9	7.7	2
December 31, 2020	1	34.5	33.6	0.9	17.0	16.6	1
(A)Net proceeds are inclusive of transaction costs.
(B)The gain (loss) on sale is recorded in pre-tax other income (loss), net on the Consolidated Statements of Operations.
(C)The difference between the sales price and the net proceeds was primarily due to prepaid membership dues that we are obligated to remit to the buyer. The Company received proceeds of $75.7 million as of December 31, 2018 and recorded $2.2 million of net payables related to the sales, which was settled in the first quarter of 2019.
(D)The Company received sales proceeds of $17.7 million during the three months ended March 31, 2019, consisting of $18.2 million for the golf properties sold during the three months ended March 31, 2019, and $2.2 million for golf properties that were sold during December 2018, less $2.7 million that was remitted to buyers for golf properties that were sold during December 2018. The Company previously received a $9.4 million cash deposit in 2018 related to a golf property that was sold in 2019. The difference between the sales

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

price and the net proceeds was primarily due to prepaid membership dues that we are obligated to remit to the buyer, including $2.1 million payable to the buyer of a golf property sold during the three months ended March 31, 2019.
(E)The Company received sale proceeds of $14.9 million during the three months ended June 30, 2019, consisting of $18.4 million for the golf properties sold during the three months ended June 30, 2019, less $3.5 million that was remitted to buyers for golf properties that were sold in 2018 and the first quarter of 2019.

6. LEASES
On January 1, 2019, the Company adopted ASU 2016-02 using a modified retrospective approach, resulting in the recognition of operating lease right-of-use assets and operating lease liabilities of $225.6 million and $205.9 million, respectively, with the difference primarily due to reclassifications of leasehold intangibles and an adjustment to accumulated deficit.
The Company's commitments under lease arrangements are primarily ground leases for Entertainment Golf venues and Traditional Golf properties and related facilities, office leases and leases for golf carts and equipment. The majority of lease terms for our Entertainment Golf venues and Traditional Golf properties and related facilities initially range from 10 to 20 years and include up to eight 5-year renewal options. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease.
Equipment and golf cart leases initially range between 24 to 66 months and typically contain renewal options which may be on a month-to-month basis.
An option to renew a lease is included in the determination of the ROU asset and lease liability when it is reasonably certain that the renewal option will be exercised.
Lease related costs recognized in the Consolidated Statements of Operations for the year ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease cost
Amortization of right-of-use assets	$6,062	$6,305
Interest on lease liabilities	1,142	1,313
Total finance lease cost	7,204	7,618

Operating lease cost
Operating lease cost	36,003	36,236
Short-term lease cost	1,396	2,288
Variable lease cost	11,087	16,667
Total operating lease cost	48,486	55,191
Total lease cost	$55,690	$62,809

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Other information related to leases included on the Consolidated Balance Sheet as of and for the year ended December 31, 2020 is as follows:

	Operating Leases	Financing Leases
Right-of-use assets	$192,828	$19,043
Lease liabilities	$187,732	$19,021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$24,025	$1,142
Financing cash flows	—	$5,591
Right-of-use assets obtained in exchange for lease liabilities	$679	$6,068
Weighted average remaining lease term	12.5 years	3.5 years
Weighted average discount rate	8.38%	6.72%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows:

	Operating Leases	Financing Leases
2021	$34,152	$7,136
2022	29,102	5,675
2023	28,941	4,613
2024	22,789	2,423
2025	20,161	1,177
Thereafter	177,666	313
Total minimum lease payments	312,811	21,337
Less: imputed interest	125,079	2,316
Total lease liabilities	$187,732	$19,021

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company's intangible assets:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(163)	$537	$700	$(140)	$560
Management contracts	31,043	(18,427)	12,616	32,331	(17,342)	14,989
Internally-developed software	314	(79)	235	252	(27)	225
Membership base	5,944	(5,236)	708	5,236	(4,488)	748
Nonamortizable liquor licenses	1,028	—	1,028	1,043	—	1,043
Total intangibles	$39,029	$(23,905)	$15,124	$39,562	$(21,997)	$17,565

Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $2.7 million, $3.4 million and $8.0 million, respectively.
The unamortized balance of intangible assets at December 31, 2020 is expected to be amortized as follows:

2021	$1,756
2022	1,562
2023	1,556
2024	1,167
2025	1,042
Thereafter	7,013
Total amortizable intangible assets	14,096
Nonamortizable liquor and other licenses	1,028
Total intangible assets	$15,124

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company's debt obligations:

	December 31, 2020								December 31, 2019

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	200	200	Dec 2043	3.09%	3.09%	23.0	200	200	200
Finance Leases (Equipment)	July 2014 - Dec 2020	19,021	19,021	Jan 2021 - Jul 2026	3.00% to 15.00%	6.72%	3.5	—	19,079	19,079
		19,221	19,221			7.22%	3.7	200	19,279	19,279
Less current portion of obligations under finance leases		6,470	6,470						6,154	6,154
Credit facilities and obligations under finance leases - noncurrent		12,751	12,751						13,125	13,125
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,182	Apr 2035	3-mon LIBOR+2.25%	2.44%	14.3	51,004	51,004	51,192
Total debt obligations		$70,225	$70,403			4.99%	12.1	$51,204	$70,283	$70,471

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

(A)Including the effect of deferred financing cost.
(B)Collateral for this obligation is the Company's general credit.
Credit Facilities
Traditional Golf is obligated under a $0.2 million loan with the City of Escondido, California (“Vineyard II”). The principal amount of the loan is payable in five equal installments upon reaching the "Achievement Date”, which is the date on which the number of rounds of golf played on the property during the previous 36-month period equals or exceeds 240,000. As of December 31, 2020, the Achievement Date has not been reached. The interest rate is adjusted annually and is equal to 1% plus a short-term investment return, as defined in the loan agreement. As of December 31, 2020, the interest rate is 3.09%.

Finance Leases - Equipment
The Company leases certain golf carts and other equipment under finance lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36-66 months. Certain leases include bargain purchase options at lease expiration.

See Note 6 for the future minimum lease payments required under the finance leases and the present value of the net minimum lease payments as of December 31, 2020.
Maturity Table
The Company’s debt obligations have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2021	$1,153	$—	$1,153
2022	2,166	—	2,166
2023	2,875	—	2,875
2024	5,911	—	5,911
2025	2,697	—	2,697
Thereafter	4,419	51,004	55,423
Total	$19,221	$51,004	$70,225

9. REAL ESTATE SECURITIES
The following is a summary of the Company’s real estate security at December 31, 2020 and 2019, which is classified as available-for-sale and is, therefore, reported at fair value with changes in fair value recorded in other comprehensive loss, except if the security is other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary- Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
December 31, 2020
ABS - Non-Agency RMBS (E)	$4,000	$3,276	$(1,521)	$1,755	$1,468	$—	$3,223	1	CCC	0.73%	29.14%	2.6	52.2%

December 31, 2019
ABS - Non-Agency RMBS (E)	$4,000	$2,863	$(1,521)	$1,342	$1,710	$—	$3,052	1	CCC	2.18%	29.70%	4.0	44.0%

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
(D)Percentage of the outstanding face amount of the security and residual interest that is subordinate to the Company’s investment.
(E)The ABS - Non-Agency RMBS is a floating rate security and the collateral securing it is located in various geographic regions in the U.S. The Company does not have significant investments in any one geographic region.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. The Company did not record other-than-temporary impairment during the years ended December 31, 2020, 2019 and 2018.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$3,223	$3,223	Pricing models - Level 3	$3,052	$3,052
Cash and cash equivalents	47,786	47,786		28,423	28,423
Restricted cash - current and noncurrent	3,047	3,047		3,541	3,541

Liabilities
Junior subordinated notes payable	$51,182	$18,591	Pricing models - Level 3	$51,192	$24,382
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

The Company has various processes and controls in place to ensure that fair value measurements are reasonably estimated. With respect to broker and pricing service quotations, and in order to ensure these quotes represent a reasonable estimate of fair value, the Company’s quarterly procedures include a comparison of such quotations to quotations from different sources, outputs generated from its internal pricing models and transactions completed, as well as on its knowledge and experience of these markets. With respect to fair value estimates generated based on the Company’s internal pricing models, the Company’s management validates the inputs and outputs of the internal pricing models by comparing them to available independent third-party market parameters and models, where available, for reasonableness. The Company believes its valuation methods and the assumptions used are appropriate and consistent with those of other market participants.
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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2020.

			Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,755	$3,223	10.0%	7.5%	2.6%	65.0%
Total	$1,755	$3,223

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

ABS - Non-Agency RMBS

Balance at December 31, 2018	$2,953
Total gains (losses) (A)
Included in other comprehensive loss	(168)
Amortization included in interest income	375
Purchases, sales and repayments (A)
Proceeds	(108)
Balance at December 31, 2019	$3,052
Total gains (losses) (A)
Included in other comprehensive loss	(242)
Amortization included in interest income	462
Purchases, sales and repayments (A)
Proceeds	(49)
Balance at December 31, 2020	$3,223
(A)None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the years ended December 31, 2020 and 2019. There were no transfers into or out of Level 3 during the years ended December 31, 2020 and 2019.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

11. EQUITY AND EARNINGS PER SHARE
Earnings per Share
The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	For Year Ended December 31,
	2020	2019	2018
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends	$(61,934)	$(60,434)	$(44,263)
Loss Applicable to Common Stockholders	$(61,934)	$(60,434)	$(44,263)

Denominator:
Denominator for basic earnings per share - weighted average shares	67,158,745	67,039,556	66,993,543
Effect of dilutive securities
Options	—	—	—
RSUs	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	67,158,745	67,039,556	66,993,543

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.92)	$(0.90)	$(0.66)
Loss Applicable to Common Stock, per share	$(0.92)	$(0.90)	$(0.66)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.92)	$(0.90)	$(0.66)
Loss Applicable to Common Stock, per share	$(0.92)	$(0.90)	$(0.66)
Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of dilutive securities during each period. The Company’s dilutive securities are its options and RSUs. During 2020, 2019, and 2018, based on the treasury stock method, the Company had 623,140, 2,113,022 and 2,718,704 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. Net loss applicable to common stockholders is equal to net loss less preferred dividends.
Common Stock Issuances

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

In 2019, the Company issued a total of 8,548 shares of its common stock to employees upon vesting of RSUs that were granted in 2019.

In 2020, the Company issued a total of 50,653 of its common stock to its independent directors upon vesting of RSUs that were granted in 2019.

In 2020, the Company issued a total of 160,792 shares of its common stock to employees upon vesting of RSUs that were granted in 2019.

In 2020, the Company issued 43,396 shares of its common stock to a former executive upon the exercise of vested options that were granted in 2018.

Incentive and Option Plans

The Drive Shack Inc. 2018 Omnibus Incentive Plan (the "2018 Plan") was effective upon approval by our shareholders in May 2018 and provides for the issuance of equity-based awards in various forms to eligible participants. As of December 31, 2020, the 2018 Plan has 5,411,395 shares available for grant in the aggregate, subject to an annual limitation.

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
As detailed in the 2018 Plan, the board of directors may permit a first time non-employee director to make a one-time election to participate in a stock purchase and matching grant program (the "Director Stock Program") which provides that if the non-employee director purchases shares of the Company's common stock at fair value within 30 days following the date the individual becomes a non-employee director, then the Company will issue a matching grant of fully vested shares of common stock equal to 20% of the aggregate fair value of the purchased shares. In 2018, a non-employee director purchased 41,667 shares and the Company issued 8,333 shares representing the matching grant. In 2019, a non-employee director purchased 5,000 shares and the Company issued 1,000 shares representing the matching grant. There were no non-employee director purchases in 2020.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

Stock Options
The following is a summary of the changes in the Company's outstanding options for the year ended December 31, 2020.

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2019	6,898,346	$3.26
Vested	(74,844)	1.00
Forfeited (A)	(1,887,770)	5.15
Balance at December 31, 2020	4,935,732	$2.57	2.2 years

Exercisable at December 31, 2020	3,627,578	$2.59	2.2 years
The Company's outstanding options are summarized as follows:

	Year Ended December 31,
	2020	2019
Held by the former Manager	3,627,245	3,627,245
Granted to the former Manager and subsequently transferred to certain Manager’s employees (B)	1,308,154	1,382,998
Granted to the independent directors	333	333
Granted to Drive Shack employees (A)(C)	—	1,887,770
Total	4,935,732	6,898,346

(A)In 2019, in connection with the former CEO's retirement, the related option awards were modified to accelerate the vesting of 1,117,118 options, subject to a 90-day exercise period which was not exercised and expired on February 9, 2020. The former CEO forfeited 2,234,237 options upon departure. As a result of the modification, the Company reversed $2.1 million in stock compensation expense. The expense for the modified award was recorded at the modification date fair value.
(B)The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. In 2019, a certain employee was terminated by the Company and 921,992 options reverted back to the former Manager. The Company reversed $1.2 million in stock compensation expense related to these options.
(C)In 2018, the Company granted 75,000 options to an employee as provided in their employment agreement. The options fully vest on the third anniversary of the grant date. In 2019, the Company granted 695,652 options to an employee that vest and become exercisable in equal annual installment on each of the first three anniversaries of the grant date. In 2020, 770,652 options were cancelled as part of an employee's departure from the Company per a separation and release agreement.

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
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

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

Stock-based compensation expense is recognized on a straight-line basis from grant date through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.8 million, $0.6 million (net of the reversals of stock compensation expenses described above), and $2.2 million during the years ended December 31, 2020 ,2019 and 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $1.1 million as of December 31, 2020 and will be expensed over a weighted average of 1.7 years.

The closing price on the New York Stock Exchange for the Company’s common stock as of December 31, 2020 was $2.38 per share.
Restricted Stock Units (RSUs)

The following is a summary of the changes in the Company's RSUs for the year ended December 31, 2020:

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2019	520,618	$4.66
Granted (A)	110,206	$2.45
Vested/Released	(211,445)	$4.69
Forfeited (B)	(160,141)	$4.62
Balance at December 31, 2020	259,238	$3.72
(A)The Company's non-employee directors were granted 110,206 RSUs during 2020 as part of the annual compensation. The RSUs are subject to a one year vesting period.
(B)Unvested RSUs are forfeited by non-employee directors upon their departure from the board of directors and forfeited by employees upon their termination.

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period. During the year ended December 31, 2020, the Company granted 110,206 RSUs to non-employee directors and 50,653 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the year ended December 31, 2020, the Company did not grant RSUs to employees and 160,792 RSUs granted to employees vested and were released. Stock-based compensation expense related to the RSUs was $0.7 million, $0.7 million, and $0.1 million during the years ended December 31, 2020, 2019 and 2018, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.8 million as of December 31, 2020 and is expected to be recognized over a weighted average of 1.2 years.
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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

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
There were no preferred dividends declared during the year ended December 31, 2020. As of February 22, 2021, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

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
On December 21, 2017, the Company entered into a Transition Services Agreement, effective as of January 1, 2018, with the former Manager. In order to facilitate the transition of the Company’s management of its operations and provide the Company sufficient time to develop such services in-house or to hire other third-party service providers for such services, under the Transition Services Agreement, the former Manager continues to provide to the Company certain services which is referred to in this Annual Report as Transition Services.  The Transition Services primarily include information technology, legal, regulatory compliance, tax and accounting services.  The Transition Services are provided for a fee intended to be equal to the former Manager’s cost of providing the Transition Services, including the allocated cost of, among other things, overhead, employee wages and compensation and out-of-pocket expenses, and will be invoiced on a monthly basis. The Company terminated the Transition Services Agreement during the second quarter of 2019 and incurred $0.0 million and $0.1 million in costs for Transition Services during the years ended December 31, 2020 and 2019, respectively, and these costs are reported in general and administrative expense on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

At December 31, 2020, the Manager, through its affiliates, and principals of the Manager, owned 9.0 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.6 million shares of the Company’s common stock (Note 11).

Other Affiliated Entities
The Company incurred expenses for services of a Company executive prior to execution of an employment agreement, which will be reimbursed to an affiliate of a member of the Board of Directors, subject to Board approval. The Company accrued $0.2 million in compensation expense for the year ended December 31, 2019 and an additional $0.1 million during the year ended December 31, 2020. The amounts were repaid as of December 31, 2020.

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
The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2020, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Environmental Costs — As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2020, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s consolidated financial position or results of operations.
Surety Bonds — The Company is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company had bonds outstanding of approximately $0.9 million and $1.0 million as of December 31, 2020 and 2019, respectively.

Month-to-Month Leases — Traditional Golf has four month-to-month property leases which are cancellable by the parties with 30 days written notice. Traditional Golf also has various month-to-month operating leases for carts and equipment. Lease expense is recorded in short-term lease cost as disclosed in Note 6.
Membership Deposit Liability — In the Traditional Golf business, private country club members generally pay an advance initiation fee deposit upon their acceptance as a member to the respective country club. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. As of December 31, 2020, the total face amount of initiation fee deposits was approximately $248.6 million.
Restricted Cash — Approximately $2.7 million of restricted cash at December 31, 2020 is used as credit enhancement for Traditional Golf’s obligations related to the performance of lease agreements and certain insurance claims.

Commitments — As of December 31, 2020, the Company has additional operating leases that have not yet commenced of $12.2 million. The leases are expected to commence over the next 12 months with initial lease terms of approximately 10 years. These leases are primarily real estate leases for future Entertainment Golf venues and corporate office space and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies which generally occurs prior to construction.

Preferred Dividends in Arrears - As of December 31, 2020, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

14. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$1,537	$532	$211
State and Local	168	109	73
Total Current Provision	$1,705	$641	$284
Deferred:
Federal	$—	$—	$—
State and Local	—	—	—
Total Deferred Provision	$—	$—	$—
Total Provision for Income Taxes	$1,705	$641	$284
The Company is subject to U.S. federal and state corporate income tax. As of December 31, 2020, the Company has a gross net operating loss carryforward of approximately $435.2 million that is available to offset future U.S. federal taxable income, if and when it arises. The net operating loss carryforward will begin to expire in 2029. A portion of the net operating loss carryforward may be limited in its use due to certain provisions of the Code, including, but not limited to Section 382, which imposes an annual limit on the amount of net operating loss and net capital loss carryforwards that the Company can use to offset future taxable income.
On March 27, 2020, as part of the business stimulus package in response to the COVID-19 pandemic, the U.S. government enacted the CARES Act. The CARES Act established new tax provisions including, but not limited to: (1) five-year carry back of NOLs generated in 2018, 2019 and 2020, and a temporary suspension of certain other limitations on the use of NOLs; (2) accelerated refund of AMT credit carry forwards; and (3) retroactive changes to allow accelerated depreciation for certain depreciable property. The legislation does not have a material impact on the Company’s tax positions due to the lack of taxable income in the carry back periods and the fact the Company was already expecting to receive a cash benefit for AMT credits in 2020. The Company filed a claim to accelerate its refund of remaining AMT credit carryforwards that was received in the third quarter of 2020.

As of December 31, 2020, the Company has a capital loss carryforward of approximately $27.2 million. The capital loss carryforward will begin to expire in 2022. In addition, the Company has a receivable of $0.6 million related to refundable alternative minimum tax (“AMT”) credits.
The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2017.
The Company has assessed its tax positions for all open years. As of December 31, 2020, the Company reported a total of $1.2 million of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
A reconciliation of the unrecognized tax benefits is as follows:

Balance as of December 31, 2019	$1,192
Increase due to tax positions of current year	4
Balance as of December 31, 2020	$1,196
Generally, the Company’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and changes in the valuation allowance.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

The difference between the Company's reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	December 31,
	2020	2019	2018
Provision at the statutory rate	21.00%	21.00%	21.00%
Permanent items	(0.56)%	(0.17)%	(1.07)%
Excess Inclusion Income	(2.80)%	(0.45)%	(0.05)%
State and local taxes	(0.25)%	(0.16)%	(0.15)%
Valuation allowance	(20.61)%	(21.11)%	(19.97)%
Unrecognized tax benefits	(0.01)%	(0.86)%	(1.84)%
Tax credits	—%	—%	1.36%
Other	0.11%	0.57%	—%
Total Benefit (Expense)	(3.12)%	(1.18)%	(0.72)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$283	$308
Depreciation and amortization	8,158	3,939
Accrued expenses	2,956	2,488
Interest	3,757	3,661
Operating lease liabilities	59,804	56,803
Net operating losses	126,163	107,415
Capital losses	7,749	7,437
Deferred revenue	1,956	2,124
Investment in Partnership	5,330	155
Impairment Loss	1,822	2,248
Other	1,342	3,215
Total deferred tax assets	219,320	189,793
Less valuation allowance	(152,884)	(123,434)
Net deferred tax assets	$66,436	$66,359
Deferred tax liabilities:
Operating lease right-of-use assets	61,467	59,716
Membership deposit liabilities	4,969	6,643
Total deferred tax liabilities	$66,436	$66,359
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
As of December 31, 2020, the Company recorded a full valuation allowance against its net deferred tax assets as management does not believe that it is more likely than not that the net deferred tax assets will be realized.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2019	$123,434
Increase due to current year operations	29,450
Valuation allowance at December 31, 2020	$152,884

15. (GAIN) LOSS ON LEASE TERMINATIONS AND IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018
(Gain) loss on lease terminations	$(2,872)	$—	$—
Impairment on Traditional golf properties (held-for-sale)	—	1,227	7,002
Impairment on Traditional golf properties (held-for-use)	3,912	3,805	1,091
Valuation allowance on loans	—	—	147
Other losses	(1,761)	10,381	—
Total (Gain) Loss on Lease Terminations and Impairment	$(721)	$15,413	$8,240

Gain on lease terminations - During the year ended December 31, 2020, the Company recorded a gain of $2.9 million on the termination of two traditional golf property leases. The gain primarily related to the net effect of the derecognition of long-lived asset, intangible, and ROU asset and liability balances.

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

In 2018, the Company recognized impairment loss and recorded accumulated impairment totaling approximately $5.7 million for four golf properties. The fair value measurements were based on executed purchase agreements or letters of intent that the Company intended to pursue. In 2019, the Company recognized impairment losses and recorded accumulated impairment totaling approximately $1.2 million for three golf properties. The fair value measurements were based on expected selling prices, less costs to sell. In 2020, the Company did not recognize impairment on golf properties.

The significant inputs used to value these real estate assets fall within Level 3 for fair value reporting.

Held for Use Impairment: In 2018, the Company recorded impairment charges totaling approximately $1.1 million primarily related to three golf properties. In 2019, the Company recorded impairment charges totaling $3.8 million for two golf properties. In 2020, the Company recorded impairment charges totaling $3.9 million for two golf courses.

The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

Other Losses: For the year ended December 31, 2019, the Company recorded loss on asset retirements of $10.4 million primarily due to the Company's decision to discontinue the use of certain software and equipment at our Entertainment Golf venues, including the renovations at the Orlando venue. For the year ended December 31, 2020, the Company recorded a reversal of other losses of $2.0 million primarily due to the sale of equipment and recorded loss on asset retirements of $0.2 million.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

16. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

2020	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
Total revenues	$61,135	$32,100	$66,465	$60,287	$219,987
Total operating costs	75,978	44,248	72,461	63,935	256,622
Operating loss (income)	(14,843)	(12,148)	(5,996)	(3,648)	(36,635)
Total other income (expenses)	(2,248)	(26,878)	(2,918)	14,030	(18,014)
Income tax expense	271	500	498	436	1,705
Net Income (loss)	(17,362)	(39,526)	(9,412)	9,946	(56,354)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Income (loss) applicable to common stockholders	$(18,757)	$(40,921)	$(10,807)	$8,551	$(61,934)
Income (loss) applicable to common stock, per share
Basic	$(0.28)	$(0.61)	$(0.16)	$0.13	$(0.92)
Diluted	$(0.28)	$(0.61)	$(0.16)	$0.13	$(0.92)
Weighted average number of shares of common stock outstanding
Basic	67,069,534	67,111,843	67,212,532	67,238,624	67,158,745
Diluted	67,069,534	67,111,843	67,212,532	67,833,329	67,158,745

2019	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
Total revenues	$53,952	$71,615	$74,682	$71,815	$272,064
Total operating costs	72,231	83,171	92,010	91,936	339,348
Operating loss (income)	(18,279)	(11,556)	(17,328)	(20,121)	(67,284)
Total other income (expenses)	3,679	(1,403)	5,471	5,324	13,071
Income tax expense (benefit)	—	—	162	479	641
Net loss	(14,600)	(12,959)	(12,019)	(15,276)	(54,854)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Loss applicable to common stockholders	$(15,995)	$(14,354)	$(13,414)	$(16,671)	$(60,434)
Loss applicable to common stock, per share
Basic	$(0.24)	$(0.21)	$(0.20)	$(0.25)	$(0.90)
Diluted	$(0.24)	$(0.21)	$(0.20)	$(0.25)	$(0.90)
Weighted average number of shares of common stock outstanding
Basic	67,027,104	67,029,610	67,040,692	67,060,440	67,039,556
Diluted	67,027,104	67,029,610	67,040,692	67,060,440	67,039,556

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019 and 2018
(dollars in tables in thousands, except per share data)

17. SUBSEQUENT EVENTS

Preferred Dividends in Arrears - No dividends on Drive Shack Inc.'s cumulative preferred stock were declared during the year ended December 31, 2020 and $5.6 million of dividends on Drive Shack Inc.'s cumulative preferred stock were unpaid and in arrears.

On February 2, 2021, the Company completed the sale of 23,958,333 shares of its common stock in an underwritten public offering at a price of $2.40 per share, including 672,780 shares of its common stock sold directly to Mr. Wesley R. Edens at the public offering price of $2.40 per shares. The net proceeds from the sale resulted in proceeds, net of transactions fees, of $54.6 million.

The Company declared dividends on the Company’s preferred stock for the period beginning February 1, 2021 and ending April 30, 2021. The dividends are payable on April 30, 2021, to holders of record of preferred stock on April 1, 2021, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

b)Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's last fiscal quarter October 2020 to December 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:
▪pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
▪provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the information under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2021 Annual Meeting of Stockholders to be filed with the SEC (our “Definitive Proxy Statement”).
Item 11. Executive Compensation.

Incorporated by reference to the information under the caption “Executive Compensation” in our Definitive Proxy Statement.
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
Item 14. Principal Accounting Fees and Services.

Incorporated by reference to the information under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement.

PART IV
Item 15. Exhibits; Financial Statement Schedules.

(a)	and (c) Financial Statements and Schedules:
See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K:

	2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).

	2.2	Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

	3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).

	3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

	3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

	3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

	3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).

	3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.6, filed on May 11, 2020.

	4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

	4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

	4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

	4.4	Tax Benefits Preservation Plan, dated as of December 7, 2016, between Newcastle Investment Corp. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on December 8, 2016).

	4.5	Tax Benefits Preservation Plan, dated as of December 6, 2017, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on December 6, 2017).

	4.6	Tax Benefits Preservation Plan, dated as of December 5, 2018, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on December 6, 2018).

4.7	Tax Benefits Preservation Plan, dated as of March 6, 2020, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on March 6, 2020).

4.8	Description of the Company's Securities Registered under Section 12 of the Exchange Act.

10.1	Termination and Cooperation Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December 21, 2017).

10.2	Transition Services Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 21, 2017).

10.5*	Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 21, 2017).

10.9*	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

10.10*	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

10.11*	2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.12*	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 7, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1 filed on May 19, 2016).

10.13*	2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan, adopted as of April 11, 2017 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).

10.14*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).

10.15	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).

10.16	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on February 1, 2010).

10.17	Form of Indemnification Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.18*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).

10.19*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.18, filed on March 15, 2019).

10.20*	Incentive Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.19, filed on March 15, 2019).

10.21*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and David M. Hammarley (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.20, filed on March 15, 2019).

10.22*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.22, filed on May 10, 2019).

10.23*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.23, filed on August 6, 2019).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

March 16, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens	By:	/s/ Stuart A. McFarland
Wesley R. Edens			Stuart A. McFarland
Chairman of the Board			Director

March 16, 2021			March 16, 2021

By:	/s/ Hana Khouri	By:	/s/ Clifford Press
Hana Khouri			Clifford Press
Chief Executive Officer and President			Director

March 16, 2021			March 16, 2021

By:	/s/ Michael Nichols	By:	/s/ William J. Clifford
Michael Nichols			William J. Clifford
Chief Financial Officer			Director

March 16, 2021			March 16, 2021

By:	/s/ Lawrence A. Goodfield Jr.
Lawrence A. Goodfield Jr.
Chief Accounting Officer and Treasurer

March 16, 2021

By:	/s/ Virgis W. Colbert
Virgis W. Colbert
Director

March 16, 2021

By:	/s/ Benjamin M. Crane
Benjamin M. Crane
Director

March 16, 2021