Form 10-Q
period 2021-03-31
Drive Shack Inc.
filed 2021-05-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Common stock, $0.01 par value per share: 92,070,177 shares outstanding as of May 1, 2021.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, (i) the timing and conditions under which we may reopen any of our entertainment golf venues, (ii) the operation of our entertainment golf venues and traditional golf courses in light of the ongoing COVID-19 pandemic following their reopening and the opening of new venues, (iii) our ability to remain competitive within the leisure and entertainment industry during the ongoing COVID-19 pandemic, (iv) the adequacy of our cash flows from operations and available cash to meet our liquidity needs, including in the event of a prolonged reclosure of our venues, (v) our ability to modify the timing of certain contractual payments owed, (vi) our ability to obtain additional financing and (vii) the potential impact of COVID-19 on our results of operations. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•our ability to fully reopen and/or avoid future closures of our venues;
•factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, and the availability of an effective vaccine, or the perceived threat of contagious diseases, disturbances, natural disasters, and terrorist activities;
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
•the impact of any current or further legal proceedings and regulatory investigations and inquiries; and
•other risks detailed from time to time, particularly under the heading “Risk Factors” in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in our subsequent filings with the Securities and Exchange Commission (the "SEC").

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

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$85,936	$47,786
Restricted cash	2,852	2,252
Accounts receivable, net	5,143	4,446
Real estate securities, available-for-sale	3,271	3,223
Other current assets	17,754	14,410
Total current assets	114,956	72,117
Restricted cash, noncurrent	795	795
Property and equipment, net of accumulated depreciation	167,663	169,425
Operating lease right-of-use assets	195,280	192,828
Intangibles, net of accumulated amortization	14,574	15,124
Other assets	6,593	6,765
Total assets	$499,861	$457,054

Liabilities and Equity
Current liabilities
Obligations under finance leases	$6,180	$6,470
Membership deposit liabilities	14,748	14,692
Accounts payable and accrued expenses	26,308	29,596
Deferred revenue	20,079	23,010
Other current liabilities	27,504	28,217
Total current liabilities	94,819	101,985
Credit facilities and obligations under finance leases - noncurrent	11,653	12,751
Operating lease liabilities - noncurrent	173,528	167,837
Junior subordinated notes payable	51,180	51,182
Membership deposit liabilities, noncurrent	101,853	99,862
Deferred revenue, noncurrent	10,983	9,953
Other liabilities	3,463	3,447
Total liabilities	$447,479	$447,017

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2021 and December 31, 2020	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 92,027,806 and 67,323,592 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	919	673
Additional paid-in capital	3,232,713	3,178,704
Accumulated deficit	(3,244,225)	(3,232,391)
Accumulated other comprehensive income	1,392	1,468
Total equity	$52,382	$10,037
Total liabilities and equity	$499,861	$457,054

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Golf operations	$53,161	$48,625
Sales of food and beverages	7,930	12,510
Total revenues	61,091	61,135

Operating costs
Operating expenses	48,870	54,367
Cost of sales - food and beverages	2,104	3,655
General and administrative expense	7,982	9,818
Depreciation and amortization	6,245	6,794
Pre-opening costs	556	552
Loss on lease terminations and impairment	3,209	792
Total operating costs	68,966	75,978
Operating loss	(7,875)	(14,843)

Other income (expenses)
Interest and investment income	153	130
Interest expense, net	(2,626)	(2,745)
Other income (loss), net	(61)	367
Total other income (expenses)	(2,534)	(2,248)
Loss before income tax	(10,409)	(17,091)
Income tax expense	495	271
Net loss	(10,904)	(17,362)
Preferred dividends	(1,395)	(1,395)
Loss applicable to common stockholders	$(12,299)	$(18,757)

Loss applicable to common stock, per share
Basic	$(0.15)	$(0.28)
Diluted	$(0.15)	$(0.28)

Weighted average number of shares of common stock outstanding
Basic	82,558,881	67,069,534
Diluted	82,558,881	67,069,534

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Net loss	$(10,904)	$(17,362)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(76)	(38)
Other comprehensive loss	(76)	(38)
Total comprehensive loss	$(10,980)	$(17,400)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(10,980)	$(17,400)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2020	2,463,321	$61,583	67,323,592	$673	$3,178,704	$(3,232,391)	$1,468	$10,037
Dividends declared	—	—	—	—	—	(930)	—	(930)
Stock-based compensation	—	—	—	—	350	—	—	350
Shares issued from options and restricted stock units	—	—	745,881	7	(7)	—	—	—
Shares issued from equity raise	—	—	23,958,333	239	53,666	—	—	53,905
Comprehensive income (loss)
Net loss	—	—	—	—	—	(10,904)	—	(10,904)
Other comprehensive loss	—	—	—	—	—	—	(76)	(76)
Total comprehensive loss								(10,980)
Equity (deficit) - March 31, 2021	2,463,321	$61,583	92,027,806	$919	$3,232,713	$(3,244,225)	$1,392	$52,382

Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$65,575
Dividends declared	—	—	—	—	—	(465)	—	(465)
Stock-based compensation	—	—	—	—	201	—	—	201
Shares issued from restricted stock units	—	—	1,762	—	—	—		—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(17,362)	—	(17,362)
Other comprehensive income	—	—	—	—	—	—	(38)	(38)
Total comprehensive loss								$(17,400)
Equity (deficit) - March 31, 2020	2,463,321	$61,583	67,070,513	$671	$3,177,384	$(3,193,399)	$1,672	$47,911

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(10,904)	$(17,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,245	6,794
Amortization of discount and premium	(126)	(91)
Other amortization	2,000	1,904
Amortization of revenue on golf membership deposit liabilities	(564)	(364)
Amortization of prepaid golf membership dues	(6,467)	(4,076)
Non-cash operating lease expense	107	958
Stock-based compensation	349	201
Loss on lease terminations and impairment	3,209	792
Equity in earnings, net of impairment from equity method investments	—	(344)
Other losses, net	182	46
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(3,868)	3,913
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	2,281	5,052
Net cash used in operating activities	(7,556)	(2,577)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	91
Acquisition and additions of property and equipment and intangibles	(6,542)	(6,573)
Net cash used in investing activities	(6,542)	(6,482)
Cash Flows From Financing Activities
Repayments of debt obligations	(1,685)	(1,484)
Golf membership deposits received	815	489
Proceeds from issuance of common stock	53,905	—
Preferred stock dividends paid	—	(1,395)
Other financing activities	(187)	(176)
Net cash provided by (used in) financing activities	52,848	(2,566)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	38,750	(11,625)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	50,833	31,964
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$89,583	$20,339

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$—
Additions to finance lease assets and liabilities	$298	$1,028
(Decreases)/increases in accounts payable and accrued expenses related to the purchase of property and equipment	$(1,916)	$3,771

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2021
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
As of March 31, 2021, the Company's Entertainment Golf segment was comprised of four owned or leased entertainment golf venues across three states with locations in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. This segment also includes the Company's newest entertainment golf brand, Puttery, which is currently under development with the first two venues expected to debut in summer 2021.
The Company’s Traditional Golf segment is one of the largest operators of traditional golf properties in the United States. As of March 31, 2021, the Company owned, leased or managed 60 traditional golf properties across nine states.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COVID-19 — In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”). In response to the rapid spread of COVID-19, authorities around the world implemented numerous measures to contain the virus, such as travel bans and restrictions, quarantines, "stay-at-home" or "shelter-in-place" orders and business shutdowns. Many jurisdictions in which we operate required mandatory store closures or imposed capacity limitations and other restrictions affecting our operations. As a result, during March 2020, we temporarily closed all of our Entertainment Golf venues and substantially all of our Traditional Golf courses and furloughed a substantial majority of our employees. In response to the uncertainty caused by the pandemic, we took several actions after we suspended operations to preserve our liquidity position and prepare for multiple contingencies.

Following the temporary closure of our venues in March 2020 in response to the COVID-19 pandemic, three of our four Drive Shack Entertainment Golf venues and all of our Traditional Golf properties were reopened by the end of the second quarter, subject to locally mandated capacity limitations and operational restrictions. Our Entertainment Golf venue in Orlando, Florida re-opened in December 2020. Restrictions on large group gatherings remain in effect in the majority of the jurisdictions in which we operate, which has resulted in the postponement or cancellation of the substantial majority of events, banquets, and other large group gatherings.

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

Basis of Presentation — The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2021. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s Consolidated Financial Statements for the year ended December 31, 2020. There have been no

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Company’s significant accounting policies for these financial statements as of March 31, 2021 are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Real Estate, Held-for-Sale — Long-lived assets to be disposed of by sale, which meet certain criteria, are reclassified to real estate held-for-sale and measured at the lower of their carrying amount or fair value less costs to sell. The Company suspends depreciation and amortization for assets held-for-sale. Subsequent changes to the estimated fair value less costs to sell could impact the measurement of assets held-for-sale. Decreases below carrying value are recognized as an impairment loss and recorded in "Loss on lease terminations and impairment" on the Consolidated Statements of Operations. To the extent the fair value increases, any previously reported impairment is reversed to the extent of the impairment taken.

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. On October 16, 2020, the Company completed the sale of that remaining held-for-sale Traditional Golf property for a sale price of $34.5 million and received net cash proceeds of approximately $33.6 million. As of March 31, 2021, the Company does not have any properties classified as held-for-sale.

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
MARCH 31, 2021
(dollars in tables in thousands, except share data)

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

The operations and ongoing construction at the commercial real estate project halted due to the COVID-19 pandemic in mid-March 2020 and the Company recorded an other-than-temporary impairment charge of $24.7 million during the three months ended June 30, 2020. The other-than-temporary impairment charge was recorded in "Other income (loss), net" on the Consolidated Statements of Operations. The property reopened to the public with additional entertainment venues and retail shops in October 2020 while following COVID-19 related operational restrictions and capacity limitations, and implementing social distancing measures. However, the ability of the commercial real estate project to obtain additional funding to complete the construction and attain the financial results needed to recover any of our investment remains highly uncertain. The carrying value of the investment was zero as of both March 31, 2021, and December 31, 2020.

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

Other Current Assets

The following table summarizes the Company's other current assets:

	March 31, 2021	December 31, 2020
Managed property receivables	$4,638	$3,236
Prepaid expenses	3,048	3,158
Deposits	1,223	767
Inventory	2,012	1,950
Miscellaneous current assets, net	6,833	5,299
Other current assets	$17,754	$14,410
Other Assets

The following table summarizes the Company's other assets:

	March 31, 2021	December 31, 2020
Prepaid expenses	$701	$2,154
Deposits	3,908	2,504
Miscellaneous assets, net	1,984	2,107
Other assets	$6,593	$6,765

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

Other Current Liabilities

The following table summarizes the Company's other current liabilities:

	March 31, 2021	December 31, 2020
Operating lease liabilities	$19,062	$19,894
Accrued rent	3,122	4,318
Dividends payable	930	—
Miscellaneous current liabilities	4,390	4,005
Other current liabilities	$27,504	$28,217

Membership Deposit Liabilities - Private country club members in our Traditional Golf business generally pay an advance initiation fee deposit upon their acceptance as members to their respective country clubs. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into Golf operations revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended March 31,
	2021	2020
Collateral management fee income, net	$56	$72
Equity in earnings, net of impairment from equity method investments	—	344
Gain (loss) on sale of long-lived assets and intangibles	(15)	48
Other loss	(102)	(97)
Other income (loss), net	$(61)	$367

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The effective date of the standard is for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in the standard are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. The Company adopted ASU 2019-12 as of the fiscal year beginning January 1, 2021. The adoption of ASU 2019-12 had no material impact on the Company's financial statements.

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
MARCH 31, 2021
(dollars in tables in thousands, except share data)

The Company’s revenues are generated within the Entertainment Golf and Traditional Golf segments. The following tables disaggregate revenue by category: entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	Three Months Ended March 31, 2021
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$3,421	$19,172	$14,719	$15,849	$53,161
Sales of food and beverages	4,802	1,855	1,273	—	7,930
Total revenues	$8,223	$21,027	$15,992	$15,849	$61,091

	Three Months Ended March 31, 2020
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$3,910	$16,023	$13,655	$15,037	$48,625
Sales of food and beverages	6,207	4,285	2,018	—	12,510
Total revenues	$10,117	$20,308	$15,673	$15,037	$61,135
(A)Includes $13.8 million for the three months ended March 31, 2021, and $13.3 million for the three months ended March 31, 2020, respectively, related to management contract reimbursements reported under ASC 606.

4. SEGMENT REPORTING

The Company currently has three reportable segments: (i) Entertainment Golf, (ii) Traditional Golf and (iii) corporate. The Company has determined that its chief operating decision maker (“CODM”) is the Chief Executive Officer and President, who reviews discrete financial information, including resource allocation and performance assessment, for each reportable segment to manage the Company.

The Company's Entertainment Golf segment, launched in 2018, is comprised of Drive Shack venues that feature tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces and the Company's new Puttery sites. As of March 31, 2021, the Company operated four Drive Shack venues across three states which are located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. Puttery remains under development and the first two venues are expected to debut in Dallas and Charlotte in summer 2021.

The Company's Traditional Golf business is one of the largest operators of golf courses and country clubs in the United States. As of March 31, 2021, the Company owned, leased or managed 60 Traditional Golf properties across nine states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended March 31, 2021
Revenues
Golf operations	$3,421	$49,740	$—	$53,161
Sales of food and beverages	4,802	3,128	—	7,930
Total revenues	8,223	52,868	—	61,091
Operating costs
Operating expenses	5,133	43,737	—	48,870
Cost of sales - food and beverages	1,085	1,019	—	2,104
General and administrative expense (A)	2,198	2,378	3,210	7,786
General and administrative expense - acquisition and transaction expenses (B)	192	—	4	196
Depreciation and amortization	2,952	3,221	72	6,245
Pre-opening costs (C)	556	—	—	556
Loss on lease terminations and impairment	22	—	3,187	3,209
Total operating costs	12,138	50,355	6,473	68,966
Operating (loss) income	(3,915)	2,513	(6,473)	(7,875)
Other income (expenses)
Interest and investment income	—	20	133	153
Interest expense (D)	(82)	(2,251)	(316)	(2,649)
Capitalized interest (D)	—	8	15	23
Other income (loss), net	—	(114)	53	(61)
Total other income (expenses)	(82)	(2,337)	(115)	(2,534)
Income tax expense	—	—	495	495
Net income (loss)	(3,997)	176	(7,083)	(10,904)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(3,997)	$176	$(8,478)	$(12,299)

	Entertainment Golf	Traditional Golf	Corporate	Total
March 31, 2021
Total assets	176,618	261,310	61,933	499,861
Total liabilities	44,951	339,447	63,081	447,479
Preferred stock	—	—	61,583	61,583
Equity	$131,667	$(78,137)	$(62,731)	$(9,201)

Additions to property and equipment (including finance leases) during the three months ended March 31, 2021	$3,789	$1,135	$—	$4,924

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

	Entertainment Golf	Traditional Golf	Corporate	Total
Three Months Ended March 31, 2020
Revenues
Golf operations	$3,910	$44,715	$—	$48,625
Sales of food and beverages	6,207	6,303	—	12,510
Total revenues	10,117	51,018	—	61,135
Operating costs
Operating expenses	8,172	46,195	—	54,367
Cost of sales - food and beverages	1,610	2,045	—	3,655
General and administrative expense (A)	3,169	3,093	2,378	8,640
General and administrative expense - acquisition and transaction expenses (B)	34	122	1,022	1,178
Depreciation and amortization	3,020	3,703	71	6,794
Pre-opening costs (C)	552	—	—	552
Loss on lease terminations and impairment	—	792	—	792
Total operating costs	16,557	55,950	3,471	75,978
Operating (loss) income	(6,440)	(4,932)	(3,471)	(14,843)
Other income (expenses)
Interest and investment income	1	15	114	130
Interest expense (D)	(105)	(2,147)	(526)	(2,778)
Capitalized interest (D)	—	9	24	33
Other income (loss), net	—	(46)	413	367
Total other income (expenses)	(104)	(2,169)	25	(2,248)
Income tax expense	—	—	271	271
Net loss	(6,544)	(7,101)	(3,717)	(17,362)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(6,544)	$(7,101)	$(5,112)	$(18,757)

(A)General and administrative expenses included severance expenses of $0.1 million for the three months ended March 31, 2021, and $0.7 million for the three months ended March 31, 2020.
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
(D)Interest expense included the accretion of membership deposit liabilities in the amount of $2.0 million for the three months ended March 31, 2021, and $1.9 million for the three months ended March 31, 2020. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	144,134	(42,391)	101,743	142,635	(40,198)	102,437
Furniture, fixtures and equipment	51,422	(26,220)	25,202	51,622	(24,422)	27,200
Finance leases - equipment	32,661	(14,920)	17,741	34,339	(15,296)	19,043
Construction in progress	16,207	—	16,207	13,975	—	13,975
Total Property and Equipment	$251,194	$(83,531)	$167,663	$249,341	$(79,916)	$169,425

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
Lease related costs recognized in the Consolidated Statements of Operations for the three months ended March 31, 2021, and March 31, 2020, are as follows:

	Three Months Ended March 31,
	2021	2020
Finance lease cost
Amortization of right-of-use assets	$1,467	1,532
Interest on lease liabilities	325	341
Total finance lease cost	1,792	1,873

Operating lease cost
Operating lease cost	8,904	9,267
Short-term lease cost	340	428
Variable lease cost	4,008	2,788
Total operating lease cost	13,252	12,483
Total lease cost	$15,044	14,356

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

Other information related to leases included on the Consolidated Balance Sheet as of and for the three months ended March 31, 2021 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	195,280	17,741
Lease liabilities	192,590	17,633

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	8,954	325
Financing cash flows	—	1,685

Right-of-use assets obtained in exchange for lease liabilities	9,765	298

Weighted average remaining lease term	14.0 years	3.7 years
Weighted average discount rate	8.2%	6.4%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 are as follows:

	Operating Leases	Financing Leases
April 1, 2021 - December 31, 2021	26,156	5,241
2022	30,662	5,721
2023	30,514	4,665
2024	24,536	2,481
2025	21,555	1,240
Thereafter	183,074	318
Total minimum lease payments	316,497	19,666
Less: imputed interest	123,907	2,033
Total lease liabilities	$192,590	$17,633

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$700	$(169)	$531	$700	$(163)	$537
Management contracts	31,043	(18,920)	12,123	31,043	(18,427)	12,616
Internally-developed software	314	(94)	220	314	(79)	235
Membership base	5,944	(5,250)	694	5,944	(5,236)	708
Nonamortizable liquor licenses	1,006	—	1,006	1,028	—	1,028
Total Intangibles	$39,007	$(24,433)	$14,574	$39,029	$(23,905)	$15,124

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at March 31, 2021 and December 31, 2020:

		March 31, 2021							December 31, 2020
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	2.43%	2.43%	22.7	$—	$200	$200
Finance leases (Equipment)	Jul 2014 - Mar 2021	17,633	17,633	Mar 2021 - Sep 2026	3.00% to 15.00%	6.37%	3.5	—	19,021	19,021
		17,833	17,833			6.33%	3.7	—	19,221	19,221
Less current portion of obligations under finance leases		6,180	6,180						6,470	6,470
Credit facilities and obligations under finance leases - noncurrent		11,653	11,653						12,751	12,751
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,180	Apr 2035	LIBOR+2.25%	2.43%	14.1	51,004	51,004	51,182
Total debt obligations		$68,837	$69,013			3.69%	11.6	$51,004	$70,225	$70,403

(A)Including the effect of deferred financing costs.
(B)Interest rate based on 3 month LIBOR plus 2.25%. Collateral for this obligation is the Company's general credit.

9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at March 31, 2021, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
March 31, 2021
ABS - Non-Agency RMBS (E)	$4,000	$3,400	$(1,521)	$1,879	$1,392	$—	$3,271	1	CCC	0.71%	29.16%	2.4	55.2%

December 31, 2020
ABS - Non-Agency RMBS (E)	$4,000	$3,276	$(1,521)	$1,755	$1,468	$—	$3,223	1	CCC	0.73%	29.14%	2.6	52.2%

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
(D)Percentage of the outstanding face amount of securities and residual interests that is subordinate to the Company’s investment.
(E)The ABS - Non-Agency RMBS is a floating rate security and the collateral securing it is located in various geographic regions in the U.S. The Company does not have significant investments in any one geographic region.

The Company had no securities in an unrealized loss position as of March 31, 2021.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2021:

		March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$3,271	$3,027	Pricing models - Level 3	$3,223	$3,223
Cash and cash equivalents	85,936	85,936		47,786	47,786
Restricted cash, current and noncurrent	3,647	3,647		3,047	3,047
Liabilities
Junior subordinated notes payable	51,180	25,774	Pricing models - Level 3	51,182	18,591

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
MARCH 31, 2021
(dollars in tables in thousands, except share data)

investments in real estate securities categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities.

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2021:

			Significant Inputs
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$1,879	$3,271	10.0%	7.5%	2.7%	65.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2021 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2020	$3,223
Total gains (losses) (A)
Included in other comprehensive income (loss)	(76)
Amortization included in interest income	131
Purchases, sales and repayments (A)
Proceeds	(7)
Balance at March 31, 2021	$3,271

(A)None of the gains (losses) recorded in earnings during the period are attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the three months ended March 31, 2021.

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
MARCH 31, 2021
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the three months ended March 31, 2021:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2020	4,935,732	$2.57
Exercised	(1,048,652)	1.00
Balance at March 31, 2021	3,887,080	$3.00	2.24

Exercisable at March 31, 2021	2,704,738	$3.13	2.34

As of March 31, 2021, the Company’s outstanding options were summarized as follows:

Number of Options
Held by the former Manager	2,578,593
Issued to the former Manager and subsequently transferred to certain of the Manager’s employees (A)	1,308,154
Issued to the independent directors	333
Total	3,887,080
Weighted average strike price	$3.00
(A)The Company and the former Manager agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. In 2019, a certain employee was terminated by the Company and 921,992 options reverted back to the former Manager.  The Company reversed $1.2 million in stock compensation expense related to these options. For the three months ending March 31, 2021, the former Manager exercised 1,048,652 options at a weighted average strike price of $1.00 resulting in common shares issued of 736,551.

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.2 million during the three months ended March 31, 2021, and $(0.1) million during the three months ended March 31, 2020, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $0.9 million as of March 31, 2021 and will be expensed over a weighted average of 1.6 years.

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the three months ended March 31, 2021.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2020	259,238	$3.72
Vested / Released	(12,538)	$4.19
Forfeited	(11,777)	$4.67
Balance at March 31, 2021	234,923	$3.64

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period. During the three months ended March 31, 2021, the Company granted no RSUs to non-employee directors and 5,423 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the three months ended March 31, 2021, the Company granted no RSUs to employees and 7,115 RSUs granted to employees vested. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to RSUs was $0.1 million during the three months ended March 31, 2021, and $0.3 million for the three months ended March 31, 2020. Stock-based compensation expense was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.5 million as of March 31, 2021 and will be expensed over a weighted average of 1 year.

C. Dividends

No dividends were declared during the three months ended March 31, 2020 on the 9.750% Series B, 8.050% Series C or 8.375% Series D preferred stock, for the twelve-month period beginning February 1, 2020 and ending January 31, 2021. On March 12, 2021 the board of directors declared dividends on the Company’s preferred stock for the period beginning February 1, 2021 and ending April 30, 2021, payable on April 30, 2021 to holders of record of preferred stock on April 1, 2021, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. Dividends totaling $1.4 million were paid on April 29, 2021.

D. Earnings Per Share

The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends	$(12,299)	$(18,757)
Loss Applicable to Common Stockholders	$(12,299)	$(18,757)

Denominator:
Denominator for basic earnings per share - weighted average shares	82,558,881	67,069,534
Effect of dilutive securities
Options	—	—
RSUs	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	82,558,881	67,069,534

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.15)	$(0.28)
Loss Applicable to Common Stock, per share	$(0.15)	$(0.28)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.15)	$(0.28)
Loss Applicable to Common Stock, per share	$(0.15)	$(0.28)

The Company’s dilutive securities are outstanding stock options and RSUs. During the three months ended March 31, 2021, based on the treasury stock method, the Company had 881,911 outstanding stock options and RSUs, respectively, which were excluded due to the Company's loss position. During the three months ended March 31, 2020, based on the treasury stock method, the Company had 964,335 potentially dilutive securities.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

On February 2, 2021, the Company completed the public offering of 23,285,553 shares of common stock and the sale of 672,780 shares of common stock to the Chairman of our Board of Director resulting in net proceeds to the Company of $54.6 million, after deducting the underwriters discount of $2.9 million. Other expenses related to the offering totaled $0.6 million. The Company intends to use all of the net proceeds from the offering to fund its 2021 Puttery expansion and for general corporate purposes.

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Other Affiliated Entities
The Company incurred expenses for services of of a Company executive prior to execution of an employment agreement, which will be reimbursed to an affiliate of a member of the Board of Directors, subject to Board approval. The Company accrued $0.2 million in compensation expense for the year ended December 31, 2019, and an additional $0.1 million during 2020. The amounts were repaid as of March 31, 2021.

13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - As of March 31, 2021, the Company had future payments for additional operating leases that had not yet commenced of $19.0 million. The leases are expected to commence over the next 12 - 24 months with lease terms of approximately 10 to 15 years. These leases are primarily real estate leases for future Puttery venues and the recognition of these leases on our balance sheet generally occurs when the Company takes possession of the underlying property.

Preferred Dividends in Arrears - As of March 31, 2021, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.5 million and $0.3 million for the three months ended March 31, 2021, and 2020 respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2021 as management does not believe that it is more likely than not that the deferred tax assets will be realized.

The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. As of March 31, 2021, the Company is not subject to examination by the IRS for the tax years prior to 2017 and is not currently under examination in any state jurisdictions for open tax years 2017 and after.

At December 31, 2020 and March 31, 2021, the Company reported a total liability for unrecognized tax benefits of $1.2 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2021
(dollars in tables in thousands, except share data)

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 in response to the COVID-19 pandemic. The legislation does not have a material impact on the Company's tax positions.

15. LOSS ON LEASE TERMINATIONS AND IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
Impairment on corporate office assets (held-for-use)	$3,209	$—
Impairment on traditional golf properties (held-for-use)	—	792
Total (gain) loss on lease terminations and impairment	$3,209	$792

Held-for-Use Impairment - During the three months ended March 31, 2021, the Company recorded impairment charges of $3.2 million related to right-of-use and other lease related assets of our former headquarters office in New York given the relocation of the Company’s headquarters to Dallas, TX. This includes impairment of leasehold improvements of $0.3 million, furniture fixtures, and equipment of $0.6 million, and ROU assets of $2.3 million. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. The development of discounted cash flow models used to estimate the fair value of the asset groups required the application of significant judgement in determining market participant assumptions, including the projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

Held-for-Use Impairment: During the three months ended March 31, 2020, the Company recorded impairment charges totaling $0.8 million for one traditional golf property. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

16. SUBSEQUENT EVENTS

Following the close of business on March 31, 2021, management agreements expired for the Lomas Santa Fe Country Club, Tustin Ranch Golf Club, and Yorba Linda Country Club, reducing the total number of courses managed in our traditional golf business to 22. In May 2021, the SeaCliff Country Club lease expired, reducing the total number of leased courses in our traditional golf business to 33. The total annual revenue generated by the four properties during fiscal year ended December 31, 2020 and the quarter ended March 31, 2021 was $22.4 million and $6.6 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc., which is referred to, together with its subsidiaries as Drive Shack Inc. or the Company. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto and with Part II, Item 1A. “Risk Factors” of this report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

GENERAL

Business Overview

Drive Shack Inc. a Maryland corporation, was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” The Company owns and operates golf-related leisure and social entertainment venues and courses focused on bringing people together through competitive socializing, by combining sports and entertainment with elevated food and beverage offerings.

The Company conducts its business through an integrated portfolio spanning three brands, Drive Shack, American Golf, and Puttery. Drive Shack, which launched in 2018, owns and operates four entertainment golf venues featuring tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces. American Golf, the longest-running business in our portfolio, owns, leases, and manages 60 traditional golf properties spanning nine states throughout the U.S. Puttery, the Company's newest competitive socializing and entertainment platform, is a smaller venue format featuring indoor technology-enabled putting with miniature golf courses, full-service restaurants, multiple bars, lounges, and VIP spaces. The Company expects to launch its first Puttery venue in 2021.

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
As of March 31, 2021, the Company operated four Drive Shack venues located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. Additionally, the Company is committed to leases in New Orleans, Louisiana and in Manhattan (Randall’s Island), New York for its entertainment golf venues. Drive Shack venues are freestanding 60,000 square feet open-air venues built on approximately 12 acres. This segment also includes the Company's newest entertainment golf brand, Puttery, which is currently under development with the first two venues expected to debut in summer 2021. Refer to New Venue Development and Growth section for additional information on Puttery.

•Traditional Golf | American Golf
American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of March 31, 2021, we owned, leased or managed 60 properties across nine states. American Golf is focused on delivering lasting experiences for our guests, with over 34,000 members and over 570,000 rounds played at our owned and leased properties during the three months ended March 31, 2021.
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

New Venue Development and Growth | Puttery

We believe Drive Shack Inc. is the only company comprised of a truly integrated portfolio of both Entertainment and Traditional Golf businesses, which provides us with a unique opportunity to unlock top site locations by leveraging the operational experiences and municipal relationships developed by our traditional golf business. The Company strives to forward innovate and revolutionize next generation experiences. In 2021, the Company expects to launch its newest competitive socializing and entertainment platform with a smaller venue format called "Puttery."

Puttery is expected to expand our business by diversifying our experiential offerings with a modern spin on indoor mini golf through auto-scoring technology that presents digital scores to guests in real-time. Each location will feature a series of tech-enabled miniature golf courses anchored by bars and other social spaces that will serve to create engaging and fun experiences for our guests.

Our Puttery venues require much less space, approximately 15,000 - 20,000 sq.ft. of indoor new or existing retail space. The new small venue format expands store potential by hundreds of markets due to the vast availability of real estate, shorter development timelines, less capital risk and higher development yields. Advanced data and demographic analytics will allow us to strategically evaluate and develop a robust pipeline of target sites in prioritized markets across the United States. As we look to further grow our Puttery brand, the smaller format offers us the opportunity to improve investment returns and take advantage of the vast availability of retail space at a potential discount.

The Company expects to open or nearly complete seven Puttery venues by the end of 2021, with its first three venues in Dallas, Texas, Charlotte, North Carolina, and Washington DC.

Notable Operational Results
COVID-19 has pushed us to reimagine the way we operate across critical aspects of our business. We remain focused on our core fundamentals, seeking opportunities to drive operational efficiencies and continuous improvement while providing an outstanding guest experience.

During the first quarter, our three reopened Drive Shack venues generated total revenue of $8.2 million, while operating under COVID-19 capacity limitations at our hitting bays and limited bar service. Our traditional golf properties generated revenue of $39.1 million, exclusive of management contract reimbursements of $13.8 million, while subject to various COVID-19 operational restrictions.

Golf continues to emerge as one of the top outdoor activities naturally conducive to social distancing practices. Our traditional golf properties produced strong results during the first quarter of 2021, highlighting the unwavering demand for traditional golf. However, restrictions on large gatherings remain in effect in the primary jurisdictions in which we operate, resulting in the postponement or cancellation of a substantial number of events, banquets and other large gatherings in our venues and courses, adversely impacting our first quarter sales of food and beverages.

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

Subsequent to our closures, the gradual easing of restrictions has permitted us to safely and responsibly resume operations at both our entertainment golf venues and our traditional golf properties. Subject to locally mandated COVID-19 capacity and other limitations, three of our four Drive Shack venues and all of our traditional golf properties were safely and responsibly reopened by the end of the second quarter 2020. As of March 31, 2021, all four of our entertainment golf venues and all of our traditional golf properties were open and operating.

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

As government lockdown orders have eased, we believe many Americans have been eagerly seeking a return to a sense of normalcy, and craving activities and socialization that can be enjoyed safely. Golf has emerged as one of the top activities that meet these criteria and that can offer valuable physical and mental respite during these unprecedented times. This has been evident by the continued demand for tee times at our traditional golf properties since reopening, with utilization of tee time inventory up over the prior year. Engagement in golf has strengthened across an expanded base of participants ranging from the core golfers, to lapsed golfers making their return, and families and new participants of all ages.

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

Given the continuing dynamic nature and fluidity of the pandemic, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we expect COVID-19 to continue to have an adverse impact on our revenues, results of operations and cash flows in future periods. The extent of the ultimate impact will depend on the future developments that are uncertain and unpredictable, including the spread of COVID-19 and actions to contain or mitigate its impact, the timing of economic recovery, and consumer behaviors, preferences and discretionary spending, among others.

CARES Act

On March 27, 2020, Congress enacted the CARES Act to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals offered as it continues to evaluate the applicability of other benefits.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2021	2020	Amount	%
Revenues
Golf operations (A)	$53,161	$48,625	$4,536	9.3%
Sales of food and beverages	7,930	12,510	(4,580)	(36.6)%
Total revenues	61,091	61,135	(44)	(0.1)%
Operating costs
Operating expenses (A)	48,870	54,367	(5,497)	(10.1)%
Cost of sales - food and beverages	2,104	3,655	(1,551)	(42.4)%
General and administrative expense	7,982	9,818	(1,836)	(18.7)%
Depreciation and amortization	6,245	6,794	(549)	(8.1)%
Pre-opening costs	556	552	4	0.7
Loss on lease terminations and impairment	3,209	792	2,417	305.2%
Total operating costs	68,966	75,978	(7,012)	(9.2)%
Operating loss	(7,875)	(14,843)	(6,968)	(46.9)%
Other income (expenses)
Interest and investment income	153	130	23	17.7%
Interest expense, net	(2,626)	(2,745)	(119)	(4.3)%
Other income (loss), net	(61)	367	(428)	116.6%
Total other income (expenses)	(2,534)	(2,248)	(286)	(12.7)%
Loss before income tax	$(10,409)	$(17,091)	$(6,682)	(39.1)%
(A) Includes $13.8 million for the three months ended March 31, 2021, and $13.3 million for the three months ended March 31, 2020, due to management contract reimbursements reported under ASC 606.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Golf operations	$53,161	$48,625	$4,536	9.3%
Percentage of total revenue	87.0%	79.5%

Revenues from golf operations increased by $4.5 million primarily due to a $5.1 million increase in traditional golf related to course re-openings after courses closed during March 2020 due to COVID-19 restrictions. This was offset by a $0.4 million decrease in Entertainment Golf primarily due to fewer events and walk-ins from COVID-19 related restrictions.

Sales of Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Sales of food and beverages	$7,930	$12,510	$(4,580)	(36.6)%
Percentage of total revenue	13.0%	20.5%

Sales of food and beverages decreased by $4.6 million, primarily due to a $3.2 million decrease in traditional golf, and a $1.4 million decrease in entertainment golf. The decrease in traditional golf was primarily due to the loss of tournament and large group event-related revenues due to continued COVID-19 related operational restrictions in effect. Entertainment golf decreased due to fewer customers resulting from COVID-19 restrictions.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Operating expenses	$48,870	$54,367	$(5,497)	(10.1)%
Percentage of total revenue	80.0%	88.9%

Operating expenses decreased by $5.5 million, primarily due to a $2.5 million decrease in traditional golf, and a $3.1 million decrease in entertainment golf. The decrease in traditional golf was primarily due to reductions in payroll and payroll related expenses resulting from reduced staffing in response to COVID-19 that the Company has been able to maintain as restrictions have gradually eased. Entertainment golf decreased by (i) $3.1 million due to $2.1 million in lower payroll expenses related to COVID-19 restrictions and tighter cost structure, (ii) $0.5 million in lower venue marketing expenses and (iii) $0.5 million in lower other venue-level expenses.

Cost of Sales - Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Cost of sales - food and beverages	$2,104	$3,655	$(1,551)	(42.4)%
Percentage of total revenue	3.4%	6.0%

Cost of sales - food and beverages decreased by $1.6 million primarily due to lower food and beverage sales in traditional golf and entertainment golf.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense consists of costs associated with our corporate support and administrative functions that support development and operations and includes stock-based compensation.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
General and administrative expense	7,982	9,818	(1,836)	(18.7)%
Percentage of total revenue	13.1%	16.1%

General and administrative expense decreased by $1.8 million consisting of a $0.8 million decrease in Traditional Golf and a $0.8 million decrease in Entertainment Golf. The decrease across both segments is due to $1.1 million of lower payroll and payroll-related expenses, $0.4 million of lower support and administrative expenses, and $0.2 million of lower marketing expenses related to reduced headcounts and tight operating cost structure.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on property and equipment and financing lease assets, as well as amortization of intangible assets.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Depreciation and amortization	6,245	6,794	(549)	(8.1)%
Percentage of total revenue	10.2%	11.1%

Depreciation and amortization decreased by $(0.5) million primarily due to fewer assets depreciated related to a Traditional Golf fully amortized private membership intangible and an asset impairment at a Traditional Golf property that occurred during the three months ended March 31, 2020.

Pre-Opening Costs

Pre-opening costs consist primarily of venue-related lease expenses, employee payroll, marketing expenses, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Pre-opening costs	556	552	4	0.7%
Percentage of total revenue	0.9%	0.9%

There was no significant change in pre-opening costs.

(Gain) Loss on lease terminations and impairment

Impairment and other losses consists of any gains or losses due to lease terminations, inclusive of lease termination costs and related legal fees as well as the write-off of the net book value of property and equipment, intangible assets, ROU assets and liabilities, and remaining working capital items; impairment charges on long-lived assets, including property and equipment, intangibles, and operating lease assets; and the net book value of assets retired in the normal course of business.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Loss on lease terminations and impairment	3,209	792	2,417	305.2%
Percentage of total revenue	5.3%	1.3%

(Gain) loss on lease terminations and impairment increased by $2.4 million primarily due to the impairment of assets related to our New York, NY corporate office totaling $3.2 million. This includes impairment of leasehold improvements of $0.3 million, furniture, fixtures, and equipment of $0.6 million, and ROU assets of $2.3 million.

Interest and Investment Income

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Interest and investment income	153	130	23	17.7%
Percentage of total revenue	0.3%	0.2%

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Interest expense, net	(2,626)	(2,745)	(119)	(4.3)%
Percentage of total revenue	(4.3)%	(4.5)%

Interest expense, net decreased by $(0.1) million primarily due to a $0.2 million decrease of interest expense capitalized into construction in progress balances associated with the opening of three entertainment golf venues in 2019, offset by a $0.1 million increase in interest expense on the accretion of membership deposit liabilities.

Other Income (Loss), Net

Other income (loss), net, consists of gains on the sale of traditional golf properties and earnings from our equity method investment.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2021	March 31, 2020	Amount	%
Other income (loss), net	(61)	367	(428)	116.6%
Percentage of total revenue	(0.1)%	0.6%

Other income (loss), net decreased by $0.4 million primarily due to equity method income earned during the three months ended March 31, 2020 that was not earned during the three months ended March 31, 2021.

SEGMENT RESULTS

Entertainment Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2021	March 31, 2020	Amount
Revenues
Golf operations	3,421	3,910	$(489)
Sales of food and beverages	4,802	$6,207	(1,405)
Total revenues	8,223	10,117	(1,894)
Total operating costs	12,138	16,557	(4,419)
Operating loss	(3,915)	(6,440)	2,525

Total revenues

The decrease in total entertainment golf revenues during the three months ended March 31, 2021 was due fewer events and customers related to COVID-19 restrictions.

Operating loss

The decrease in operating loss during the three months ended March 31, 2021 was primarily due to decreased general and administrative expenses as result of lower payroll and payroll-related expenses and marketing expenses due to COVID-19 restrictions and tight operating cost structure.

Traditional Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2021	March 31, 2020	Amount
Revenues
Golf operations	49,740	44,715	$5,025
Sales of food and beverages	3,128	$6,303	(3,175)
Total revenues	52,868	51,018	1,850
Total operating costs	50,355	55,950	(5,595)
Operating income (loss)	2,513	(4,932)	7,445

Total revenues

The increase in total traditional golf revenues during the three months ended March 31, 2021 was primarily due to course re-openings after courses closed during March 2020 due to COVID-19 restrictions.

Operating income (loss)

The decrease in operating income during the three months ended March 31, 2021 was primarily due to aggressive cost cutting measures, including payroll and payroll-related cost reductions that reduced total operating costs.

Corporate

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2021	March 31, 2020	Amount
Total operating costs	6,473	3,471	$3,002
Operating loss	(6,473)	(3,471)	(3,002)
Operating loss

The increase in operating loss during the three and three months ended March 31, 2021 was primarily due to the impairment of assets located at our New York, NY office.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Capital

Our primary sources of liquidity are cash and cash equivalents on hand which resulted primarily from our February 2021 equity offering and the October 2020 sale of one our remaining owned Traditional Golf properties. The Company raised net proceeds of $54.6 million, after the underwriters discount of $2.9 million, through a common equity offering that closed in February 2021. Other expenses related to the offering totaled $0.6 million. In October 2020 we closed on the sale of our Rancho San Joaquin property resulting in net cash proceeds of $33.6 million. The proceeds generated by these transactions will be reinvested in our Entertainment Golf business and used to pay overhead expenses.

As of March 31, 2021, we had $85.9 million of cash and cash equivalents.

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

As of March 31, 2021, we are actively exploring the capital markets to meet our medium and long-term liquidity requirements to fund planned growth, including new venue development and construction, product innovation and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, public or private equity issuances and strategically monetizing our remaining real estate securities and other investments. We continually monitor market conditions for these financing and capital opportunities and, at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

For a further discussion of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A. “Risk Factors” in this document.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	(7,556)	(2,577)
Investing activities	(6,542)	(6,482)
Financing activities	52,848	(2,566)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	38,750	(11,625)

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $7.6 million for the three months ended March 31, 2021 and $2.6 million for the three months ended March 31, 2020. Changes in operating cash flow activities are described below:

•Operating cash flows decreased due to the following:
◦$4.7 million in our Traditional Golf operations, primarily related to an increase in rent payments, increases in vendor payments, and course employee’s 2020 bonus payment;
◦$2.9 million primarily due to additional general and administrative payments;
◦$2.7 million in payment of annual bonuses in 2021 that were earned in 2020.

•Operating cash flows increased due to the following:
◦$2.2 million in net operating cash flows generated from the Entertainment Golf venues;
◦$1.9 million reduction in corporate payroll primarily due to reductions in headcount;
◦$0.2 million reduction in interest payments associated with the junior subordinated notes due to a lower coupon rate.

Investing Activities

Cash flows provided by investing activities primarily relate to proceeds from the sales of traditional golf properties, and cash flows used in investing activities primarily consist of capital expenditures for the construction and development of Entertainment Golf venues and renovations of existing facilities.

Investing activities used $6.5 million during the three months ended March 31, 2021 and 2020.

Capital Expenditures. Our capital expenditures for the three months ended March 31, 2021 and 2020 were $6.5 million and $6.6 million, respectively.

We expect our capital expenditures over the next 12 months to range between $50 and $60 million, depending on the Company's ability to obtain additional financing, which includes developing new Drive Shack and Puttery venues and remodeling and maintaining existing facilities.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the borrowing or repayment of debt obligations, deposits received on golf memberships, payment of preferred dividends, and the issuance of common stock.

Financing activities provided $52.8 million during the three months ended March 31, 2021 and used $2.6 million during the three months ended March 31, 2020. The increase was primarily due to $53.9 million of net proceeds from our equity raise that was completed on February 2, 2021.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2021, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2020.

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

Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. See Note 2 in Part I, Item 1 “Financial Statements” for additional information.

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

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies-Legal Contingencies.

Item 1A. Risk Factors

There were no material changes to the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).
2.2	Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).
3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).
3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).
3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).
3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).
3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).
3.6	Amended and Restated By-laws (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 3.6, filed on May 11, 2020).
4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).
4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).
4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8- K, Exhibit 4.3, filed on May 4, 2009).
4.4	Tax Benefits Preservation Plan, dated as of March 6, 2020, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on March 6, 2020).
10.1	Termination and Cooperation Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG
LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on December
21, 2017).
10.2	Transition Services Agreement, dated December 21, 2017, by and between Drive Shack Inc. and FIG LLC
(incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.2, filed on December 21,
2017).
10.3*	Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr.
(incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.4, filed on December 21,
2017).
10.4*	Amendment, dated September 28, 2020, to Letter Agreement, dated December 21, 2017, by and between Drive Shack Inc. and Lawrence A. Goodfield, Jr.
10.5*	Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.6, filed on March 15, 2019).
10.6*	Letter Agreement, dated November 7, 2018, by and between Drive Shack Inc. and David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.7, filed on March 15, 2019).
10.7*
Letter Agreement, dated September 27, 2020, by and between Drive Shack Inc. and Michael Nichols (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on September 28, 2020).

10.8*	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

Exhibit Number	Exhibit Description
10.9*	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).
10.10*	2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant’s definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).
10.11*	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1, filed on May 19, 2016).
10.12*	2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan (incorporated by reference to the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).
10.13*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).
10.14	Exchange Agreement between Newcastle Investment Corp. and Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd., dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on May 4, 2009).
10.15	Exchange Agreement, dated as of January 29, 2010, by and among Newcastle Investment Corp., Taberna Capital Management, LLC, Taberna Preferred Funding IV, Ltd., Taberna Preferred Funding V, Ltd., Taberna Preferred Funding VI, Ltd. And Taberna Preferred Funding VII, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 10.1, filed on February 1, 2010).
10.16	Form of Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).
10.17*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).
10.18*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.18, filed on March 15, 2019).
10.19*	Incentive Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and Kenneth A. May (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.19, filed on March 15, 2019).
10.20*	Non-Qualified Stock Option Award Agreement dated November 12, 2018, by and between Drive Shack Inc. and
David M. Hammarley (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.20, filed on March 15, 2019).
10.21*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.22, filed on May 10, 2019).
10.22*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.23, filed on August 6, 2019).
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

May 10, 2021

By:	/s/ Michael Nichols
Michael Nichols
Chief Financial Officer

May 10, 2021

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Accounting Officer and Treasurer

May 10, 2021