Form 10-Q
period 2021-06-30
Drive Shack Inc.
filed 2021-08-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Common stock, $0.01 par value per share: 92,085,419 shares outstanding as of July 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, (i) the degree to which the pandemic ("COVID-19" or "coronavirus") may cause governmental restrictions on our operations, effect demand for leisure and entertainment services, impact our business relative to other businesses that compete with us and increase the costs of, and time to, open new venues, (ii) the adequacy of our cash flows from operations and available cash to meet our liquidity needs, including in the event of a prolonged re-closure of our venues, (iii) our ability to obtain additional financing and (iv) changes in our labor markets during the recovery period from the pandemic. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•our ability to avoid future closures of our venues;
•factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, and the availability of an effective vaccine, or the perceived threat of contagious diseases, disturbances, natural disasters, and terrorist activities;
•regulations and guidance of federal, state and local governments and health officials regarding the response to the ongoing pandemic, including with respect to business operations, safety protocols and public gatherings;
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
•the impact of any current or further legal proceedings and regulatory investigations and inquiries; and
•other risks detailed from time to time, particularly under the heading “Risk Factors” in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and in our subsequent filings with the Securities and Exchange Commission (the "SEC").

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

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	(unaudited)
	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$81,428	$47,786
Restricted cash	2,990	2,252
Accounts receivable, net	4,577	4,446
Real estate securities, available-for-sale	3,341	3,223
Other current assets	22,879	14,410
Total current assets	115,215	72,117
Restricted cash, noncurrent	1,027	795
Property and equipment, net of accumulated depreciation	171,126	169,425
Operating lease right-of-use assets	187,870	192,828
Intangibles, net of accumulated amortization	14,181	15,124
Other assets	6,420	6,765
Total assets	$495,839	$457,054

Liabilities and Equity
Current liabilities
Obligations under finance leases	$5,794	$6,470
Membership deposit liabilities	14,748	14,692
Accounts payable and accrued expenses	32,752	29,596
Deferred revenue	16,529	23,010
Other current liabilities	24,775	28,217
Total current liabilities	94,598	101,985
Credit facilities and obligations under finance leases - noncurrent	10,402	12,751
Operating lease liabilities - noncurrent	172,372	167,837
Junior subordinated notes payable	51,179	51,182
Membership deposit liabilities, noncurrent	103,859	99,862
Deferred revenue, noncurrent	10,224	9,953
Other liabilities	3,695	3,447
Total liabilities	$446,329	$447,017

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2021 and December 31, 2020	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 92,085,419 and 67,323,592 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	921	673
Additional paid-in capital	3,233,269	3,178,704
Accumulated deficit	(3,247,589)	(3,232,391)
Accumulated other comprehensive income	1,326	1,468
Total equity	$49,510	$10,037
Total liabilities and equity	$495,839	$457,054

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Golf operations	$61,750	$29,675	$114,912	$78,300
Sales of food and beverages	12,129	2,425	20,059	14,935
Total revenues	73,879	32,100	134,971	93,235

Operating costs
Operating expenses	55,635	33,224	104,504	87,591
Cost of sales - food and beverages	3,151	829	5,255	4,484
General and administrative expense	8,028	6,368	16,012	16,186
Depreciation and amortization	5,784	6,682	12,029	13,476
Pre-opening costs	789	270	1,345	822
(Gain) Loss on lease terminations and impairment	(561)	(3,125)	2,648	(2,333)
Total operating costs	72,826	44,248	141,793	120,226
Operating income (loss)	1,053	(12,148)	(6,822)	(26,991)

Other income (expenses)
Interest and investment income	159	135	312	265
Interest expense, net	(2,713)	(2,591)	(5,339)	(5,336)
Other income (loss), net	(18)	(24,422)	(79)	(24,055)
Total other income (expenses)	(2,572)	(26,878)	(5,106)	(29,126)
Loss before income tax	(1,519)	(39,026)	(11,928)	(56,117)
Income tax expense	450	500	945	771
Net loss	(1,969)	(39,526)	(12,873)	(56,888)
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Loss applicable to common stockholders	$(3,364)	$(40,921)	$(15,663)	$(59,678)

Loss applicable to common stock, per share
Basic	$(0.04)	$(0.61)	$(0.18)	$(0.89)
Diluted	$(0.04)	$(0.61)	$(0.18)	$(0.89)

Weighted average number of shares of common stock outstanding
Basic	92,065,615	67,111,843	87,338,509	67,090,805
Diluted	92,065,615	67,111,843	87,338,509	67,090,805

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(1,969)	$(39,526)	$(12,873)	$(56,888)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(66)	(217)	(142)	(255)
Other comprehensive gain (loss)	(66)	(217)	(142)	(255)
Total comprehensive loss	$(2,035)	$(39,743)	$(13,015)	$(57,143)
Comprehensive loss attributable to Drive Shack Inc. stockholders’ equity	$(2,035)	$(39,743)	$(13,015)	$(57,143)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income	Total Equity (Deficit)
Equity (deficit) - December 31, 2020	2,463,321	$61,583	67,323,592	$673	$3,178,704	$(3,232,391)	$1,468	$10,037
Dividends declared	—	—	—	—	—	(930)	—	(930)
Stock-based compensation	—	—	—	—	350	—	—	350
Shares issued from options and restricted stock units	—	—	745,881	7	(7)	—	—	—
Shares issued from equity raise	—	—	23,958,333	239	53,666	—	—	53,905
Comprehensive income (loss)
Net loss	—	—	—	—	—	(10,904)	—	(10,904)
Other comprehensive loss	—	—	—	—	—	—	(76)	(76)
Total comprehensive loss								(10,980)
Equity (deficit) - March 31, 2021	2,463,321	$61,583	92,027,806	$919	$3,232,713	$(3,244,225)	$1,392	$52,382
Dividends declared	—	$—	—	$—	$—	$(1,395)	$—	$(1,395)
Stock-based compensation	—	$—	—	$2	$556	$—	$—	$558
Shares issued from options and restricted stock units	—	$—	57,613	$—	$—	$—	$—	$—
Comprehensive income (loss)
Net loss	—	$—	—	$—	$—	$(1,969)	$—	$(1,969)
Other comprehensive income	—	$—	—	$—	$—	$—	$(66)	$(66)
Total comprehensive loss								$(2,035)
Equity (deficit) - June 30, 2021	2,463,321	$61,583	92,085,419	$921	$3,233,269	$(3,247,589)	$1,326	$49,510

Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$65,575
Dividends declared	—	—	—	—	—	(465)	—	(465)
Stock-based compensation	—	—	—	—	201	—	—	201
Shares issued from restricted stock units	—	—	1,762	—	—	—		—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(17,362)	—	(17,362)
Other comprehensive income	—	—	—	—	—	—	(38)	(38)
Total comprehensive loss								(17,400)
Equity (deficit) - March 31, 2020	2,463,321	$61,583	$67,070,513	$671	$3,177,384	$(3,193,399)	$1,672	$47,911
Stock-based compensation	—	—	—	—	500	—	—	500
Shares issued from restricted stock units	—	—	141,849	1	(1)	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(39,526)	—	(39,526)
Other comprehensive income	—	—	—	—	—	—	(217)	(217)
Total comprehensive loss								(39,743)
Equity (deficit) - June 30, 2020	2,463,321	$61,583	67,212,362	$672	$3,177,883	$(3,232,925)	$1,455	$8,668

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands, except share data)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	(12,873)	(56,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,029	13,476
Amortization of discount and premium	(262)	(193)
Other amortization	4,126	3,823
Amortization of revenue on golf membership deposit liabilities	(1,101)	(746)
Amortization of prepaid golf membership dues	(9,726)	(3,451)
Non-cash operating lease expense	2,161	6,333
Stock-based compensation	906	700
(Gain) Loss on lease terminations and impairment	2,648	(2,783)
Equity in earnings, net of impairment from equity method investments	—	24,020
Other losses, net	143	164
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(6,522)	4,235
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	8,939	5,625
Net cash used in operating activities	468	(5,685)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	73
Acquisition and additions of property and equipment and intangibles	(16,139)	(7,702)
Net cash used in investing activities	(16,139)	(7,629)
Cash Flows From Financing Activities
Repayments of debt obligations	(3,082)	(2,068)
Golf membership deposits received	1,325	878
Proceeds from issuance of common stock	53,905	—
Preferred stock dividends paid	(1,395)	(1,395)
Other financing activities	(470)	(186)
Net cash provided by (used in) financing activities	50,283	(2,771)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	34,612	(16,085)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	50,833	31,964
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$85,445	$15,879

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$—
Additions to finance lease assets and liabilities	$495	$1,028
(Decreases)/increases in accounts payable and accrued expenses related to the purchase of property and equipment	$(2,688)	$4,192
Additions for Right of Use Assets and Liabilities	$7,002	$659
Cash paid during the period for interest expense	$1,552	$1,711
Cash paid during the period for income taxes	$1,489	$—

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

1. ORGANIZATION
Drive Shack Inc., a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.” Drive Shack Inc., together with its subsidiaries, is referenced herein as "Drive Shack Inc.", "the Company", "we", or "our". The Company owns and operates golf-related leisure and entertainment venues and courses focused on bringing people together through competitive socializing, by combining sports and entertainment with elevated food and beverage ("F&B") offerings. The Company conducts its business through the following segments: (i) Entertainment Golf, (ii) Traditional Golf and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
As of June 30, 2021, the Company's Entertainment Golf segment was comprised of four owned or leased entertainment golf venues across three states with locations in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. This segment also includes the Company's newest entertainment golf brand currently under development, Puttery. The first Puttery venue, which is located north of Dallas in The Colony, Texas, is expected to open in late August 2021 and its second venue located in Charlotte, North Carolina is expected to open in Q4 2021. The Company has announced three additional Puttery venues located in Washington DC, Miami, Florida and Houston, Texas; all of which are currently in development. Two additional locations are currently in or nearing lease execution.
The Company’s Traditional Golf segment is one of the largest operators of traditional golf properties in the United States. As of June 30, 2021, the Company owned, leased or managed 56 traditional golf properties across nine states.
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

Following the temporary closure of our venues in March 2020 in response to the COVID-19 pandemic, three of our four Drive Shack Entertainment Golf venues and all of our Traditional Golf properties were reopened by the end of the second quarter, subject to locally mandated capacity limitations and operational restrictions. Our Entertainment Golf venue in Orlando, Florida re-opened in December 2020. Restrictions on large group gatherings were in effect in the majority of the jurisdictions in which we operate, which resulted in the postponement or cancellation of events, banquets, and other large group gatherings. By April of this year the CDC lifted restrictions on group events and our business began to return to normal.

These developments had a material adverse impact on Company revenues, results of operations and cash flows in historical periods, and the Company believes that the risk of further negative effects is not insignificant, as of the date of this Quarterly Report on Form 10-Q, subject to the degree to which the pandemic subsides, intensifies or maintains the current status quo.

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
JUNE 30, 2021
(dollars in tables in thousands, except share data)

significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Company’s significant accounting policies for these financial statements as of June 30, 2021 are summarized below and should be read in conjunction with the Summary of Significant Accounting Policies detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned Traditional Golf properties in order to generate capital for reinvestment in the Entertainment Golf business. On October 16, 2020, the Company completed the sale of that remaining held-for-sale Traditional Golf property for a sale price of $34.5 million and received net cash proceeds of approximately $33.6 million. As of June 30, 2021, the Company does not have any properties classified as held-for-sale.

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
JUNE 30, 2021
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

The operations and ongoing construction at the commercial real estate project halted due to the COVID-19 pandemic in mid-March 2020 and the Company recorded an other-than-temporary impairment charge of $24.7 million during the three months ended June 30, 2020. The other-than-temporary impairment charge was recorded in "Other income (loss), net" on the Consolidated Statements of Operations. The property reopened to the public with additional entertainment venues and retail shops in October 2020 while following COVID-19 related operational restrictions and capacity limitations, and implementing social distancing measures. However, the ability of the commercial real estate project to obtain additional funding to complete the construction and attain the financial results needed to recover any of our investment remains highly uncertain. The carrying value of the investment was zero as of both June 30, 2021, and December 31, 2020.

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

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. The Company has not experienced any losses in the accounts and believe that the Company is not exposed to significant credit risk because the accounts are at major financial institutions. Restricted cash is required primarily for construction in progress, letters of credit, and credit card processing.

The following table summarizes the Company's Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$81,428	47,786	12,638	28,423
Restricted cash	2,990	2,252	2,974	3,103
Restricted cash, noncurrent	1,027	795	267	438
Total Cash and cash equivalents, Restricted cash and Restricted cash, noncurrent	$85,445	$50,833	$15,879	$31,964

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $0.8 million and $0.9 million as of June 30, 2021 and December 31, 2020, respectively. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends, current economic factors, and our expectations of future events that affect collectability. Collateral is generally not required.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

Other Current Assets — The following table summarizes the Company's other current assets:

	June 30, 2021	December 31, 2020
Managed property receivables	$8,420	$3,236
Prepaid expenses	3,442	3,158
Deposits	1,223	767
Inventory	1,953	1,950
Construction in progress receivables	2,158	1,839
Miscellaneous current assets, net	5,683	3,460
Other current assets	$22,879	$14,410
Other Assets — The following table summarizes the Company's other assets:

	June 30, 2021	December 31, 2020
Prepaid expenses	$1,023	$2,154
Deposits	3,444	2,504
Miscellaneous assets, net	1,953	2,107
Other assets	$6,420	$6,765

Other Current Liabilities — The following table summarizes the Company's other current liabilities:

	June 30, 2021	December 31, 2020
Operating lease liabilities	$17,624	$19,894
Accrued rent	2,967	4,318
Dividends payable	930	—
Miscellaneous current liabilities	3,254	4,005
Other current liabilities	$24,775	$28,217

Membership Deposit Liabilities - Private country club members in our Traditional Golf business generally pay an advance initiation fee deposit upon their acceptance as members to their respective country clubs. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into Golf operations revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. See Note 3. Revenues. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collateral management fee income, net	$48	$66	$104	$138
Equity in earnings, net of impairment from equity method investments	—	(24,365)	—	(24,020)
Gain (loss) on sale of long-lived assets and intangibles	(49)	—	(64)	—
Gain (loss) on sale of traditional golf properties	—	(102)	—	(54)
Other (loss) income	(17)	(21)	(119)	(119)
Other income (loss), net	$(18)	$(24,422)	$(79)	$(24,055)

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
JUNE 30, 2021
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

Private country club members in our Traditional Golf business generally pay an advance initiation fee deposit upon their acceptance as members to their respective country clubs. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into Golf operations revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. See Note 2. Summary of Significant Accounting Policies - Membership Deposit Liabilities.

Virtually all of the Company’s revenues are generated within the Entertainment Golf and Traditional Golf segments. The following tables disaggregate revenue by category: entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$5,316	$28,693	$12,323	$15,418	$61,750	$8,737	$47,866	$27,042	$31,267	$114,912
Sales of food and beverages	6,273	3,994	1,862	—	12,129	11,075	5,849	3,135	—	20,059
Total revenues	$11,589	$32,687	$14,185	$15,418	$73,879	$19,812	$53,715	$30,177	$31,267	$134,971

	Three Months Ended June 30, 2020					Six Months Ended June 30, 2020
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$762	$13,035	$6,507	$9,371	$29,675	$4,672	$29,058	$20,161	$24,409	$78,300
Sales of food and beverages	1,028	910	487	—	2,425	7,235	5,195	2,505	—	14,935
Total revenues	$1,790	$13,945	$6,994	$9,371	$32,100	$11,907	$34,253	$22,666	$24,409	$93,235
(A)Includes $12.9 million and $26.7 million for the three and six months ended June 30, 2021, as well as $8.5 million and $21.8 million for the three and six months ended June 30, 2020, respectively, related to management contract reimbursements reported under ASC 606 - Revenue Recognition.

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

The Company's Entertainment Golf segment, launched in 2018, is comprised of Drive Shack venues that feature tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces. It is also comprised of Puttery, the Company’s newest competitive socializing and entertainment platform. Puttery is a smaller venue format featuring technology-enabled indoor putting golf courses, F&B offerings, multiple bars, lounges, and VIP spaces. As of June 30, 2021, the Company operated four Drive Shack venues across three states which are located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. The Company expects its first two venues to debut in Dallas and Charlotte in 2021.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

The Company's Traditional Golf business is one of the largest operators of golf courses and country clubs in the United States. As of June 30, 2021, the Company owned, leased or managed 56 Traditional Golf properties across nine states. . Following the close of business on March 31, 2021, management agreements expired for the Lomas Santa Fe Country Club, Tustin Ranch Golf Club, and Yorba Linda Country Club, reducing the total number of courses managed in our traditional golf business to 22. On May 5, 2021, the SeaCliff Country Club lease expired, reducing the total number of leased or owned courses to 34. The total annual revenue generated by the four properties during the fiscal year ended December 31, 2020 and the quarter ended March 31, 2021 was $22.4 million and $6.6 million, respectively. The total revenue generated by SeaCliff for the quarter ended June 30, 2021 was not material.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

Six Months Ended June 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$8,737	$106,175	$—	$114,912
Sales of food and beverages	11,075	8,984	—	20,059
Total revenues	19,812	115,159	—	134,971
Operating costs
Operating expenses	10,679	93,823	2	104,504
Cost of sales - food and beverages	2,530	2,725	—	5,255
General and administrative expense (A)	4,472	5,073	6,095	15,640
General and administrative expense - acquisition and transaction expenses (B)	368	—	4	372
Depreciation and amortization	5,904	6,003	122	12,029
Pre-opening costs (C)	1,344	—	1	1,345
(Gain) Loss on lease terminations and impairment	22	(561)	3,187	2,648
Total operating costs	25,319	107,063	9,411	141,793
Operating income (loss)	(5,507)	8,096	(9,411)	(6,822)
Other income (expenses)
Interest and investment income	—	36	276	312
Interest expense (D)	(159)	(4,620)	(641)	(5,420)
Capitalized interest (D)	—	28	53	81
Other income (loss), net	—	(176)	97	(79)
Total other income (expenses)	(159)	(4,732)	(215)	(5,106)
Income tax expense	—	—	945	945
Net income (loss)	(5,666)	3,364	(10,571)	(12,873)
Preferred dividends	—	—	(2,790)	(2,790)
Net income (loss) applicable to common stockholders	$(5,666)	$3,364	$(13,361)	$(15,663)

June 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$171,386	$262,049	$62,404	$495,839
Total liabilities	47,133	336,894	62,302	446,329
Preferred stock	—	—	61,583	61,583
Equity	$124,253	$(74,845)	$(61,481)	$(12,073)

Additions to property and equipment (including finance leases) during the six months ended June 30, 2021	$10,903	$2,989	$375	$14,267

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

Three Months Ended June 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$5,316	$56,434	$—	$61,750
Sales of food and beverages	6,273	5,856	—	12,129
Total revenues	11,589	62,290	—	73,879
Operating costs
Operating expenses	5,546	50,087	2	55,635
Cost of sales - food and beverages	1,445	1,706	—	3,151
General and administrative expense (A)	2,274	2,693	2,885	7,852
General and administrative expense - acquisition and transaction expenses (B)	176	—	—	176
Depreciation and amortization	2,952	2,782	50	5,784
Pre-opening costs (C)	788	—	1	789
(Gain) Loss on lease terminations and impairment	—	(561)	—	(561)
Total operating costs	13,181	56,707	2,938	72,826
Operating income (loss)	(1,592)	5,583	(2,938)	1,053
Other income (expenses)
Interest and investment income	—	16	143	159
Interest expense (D)	(77)	(2,369)	(325)	(2,771)
Capitalized interest (D)	—	20	38	58
Other income (loss), net	—	(62)	44	(18)
Total other income (expenses)	(77)	(2,395)	(100)	(2,572)
Income tax expense	—	—	450	450
Net income (loss)	(1,669)	3,188	(3,488)	(1,969)
Preferred dividends	—	—	(1,395)	(1,395)
Net income (loss) applicable to common stockholders	$(1,669)	$3,188	$(4,883)	$(3,364)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

Six Months Ended June 30, 2020	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$4,672	$73,628	$—	$78,300
Sales of food and beverages	7,235	7,700	—	14,935
Total revenues	11,907	81,328	—	93,235
Operating costs
Operating expenses	10,801	76,790	—	87,591
Cost of sales - food and beverages	1,904	2,580	—	4,484
General and administrative expense (A)	4,529	5,282	4,361	14,172
General and administrative expense - acquisition and transaction expenses (B)	865	155	994	2,014
Depreciation and amortization	6,021	7,311	144	13,476
Pre-opening costs (C)	822	—	—	822
(Gain) Loss on lease terminations and impairment	—	(2,333)	—	(2,333)
Total operating costs	24,942	89,785	5,499	120,226
Operating loss	(13,035)	(8,457)	(5,499)	(26,991)
Other income (expenses)
Interest and investment income	1	38	226	265
Interest expense (D)	(207)	(4,245)	(962)	(5,414)
Capitalized interest (D)	—	22	56	78
Other income (loss), net	—	(166)	(23,889)	(24,055)
Total other income (expenses)	(206)	(4,351)	(24,569)	(29,126)
Income tax expense	—	—	771	771
Net loss	(13,241)	(12,808)	(30,839)	(56,888)
Preferred dividends	—	—	(2,790)	(2,790)
Loss applicable to common stockholders	$(13,241)	$(12,808)	$(33,629)	$(59,678)

June 30, 2020	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$158,187	$284,874	$14,012	$457,073
Total liabilities	41,997	343,136	63,272	448,405
Preferred stock	—	—	61,583	61,583
Equity	$116,190	$(58,262)	$(110,843)	$(52,915)

Additions to property and equipment (including finance leases) during the six months ended June 30, 2020	$4,297	$2,982	$423	$7,702

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

Three Months Ended June 30, 2020	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$762	$28,913	$—	$29,675
Sales of food and beverages	1,028	1,397	—	2,425
Total revenues	1,790	30,310	—	32,100
Operating costs
Operating expenses	2,629	30,595	—	33,224
Cost of sales - food and beverages	294	535	—	829
General and administrative expense (A)	1,360	2,189	1,983	5,532
General and administrative expense - acquisition and transaction expenses (B)	831	33	(28)	836
Depreciation and amortization	3,001	3,608	73	6,682
Pre-opening costs (C)	270	—	—	270
Total operating costs	8,385	33,835	2,028	44,248
Operating loss	(6,595)	(3,525)	(2,028)	(12,148)
Other income (expenses)
Interest and investment income	—	23	112	135
Interest expense (D)	(102)	(2,098)	(436)	(2,636)
Capitalized interest (D)	—	13	32	45
Other income (loss), net	—	(120)	(24,302)	(24,422)
Total other income (expenses)	(102)	(2,182)	(24,594)	(26,878)
Income tax expense	—	—	500	500
Net loss	(6,697)	(5,707)	(27,122)	(39,526)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(6,697)	$(5,707)	$(28,517)	$(40,921)

(A)General and administrative expenses included severance expenses of zero and $0.1 million for the three and six months ended June 30, 2021, respectively, and zero and $0.7 million for the three and six months ended June 30, 2020, respectively.
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
(D)Interest expense included the accretion of membership deposit liabilities in the amount of $2.1 million and $4.1 million for the three and six months ended June 30, 2021, respectively, and $1.9 million and $3.6 million for the three and six months ended June 30, 2020, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	142,064	(42,021)	100,043	142,635	(40,198)	102,437
Furniture, fixtures and equipment	51,033	(27,069)	23,964	51,622	(24,422)	27,200
Finance leases - equipment	30,362	(14,281)	16,081	34,339	(15,296)	19,043
Construction in progress	24,268	—	24,268	13,975	—	13,975
Total Property and Equipment	$254,497	$(83,371)	$171,126	$249,341	$(79,916)	$169,425

6. LEASES
The Company's commitments under lease arrangements are primarily ground leases, in the case of our Drive Shack brand, and commercial leases, in the case of our Puttery brand, for Entertainment Golf venues and Traditional Golf properties and related facilities, office leases and leases for golf carts and equipment. The majority of lease terms for our Entertainment Golf venues and Traditional Golf properties and related facilities initially range from 10 to 20 years, and include up to eight 5-year renewal options (see Note 13 for additional detail). Equipment and golf cart leases initially range between 24 to 66 months and typically contain renewal options which may be on a month-to-month basis. An option to renew a lease is included in the determination of the ROU asset and lease liability when it is reasonably certain that the renewal option will be exercised.
Lease related costs recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2021, and June 30, 2020, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Finance lease cost
Amortization of right-of-use assets	$1,280	$1,485	$2,747	$3,016
Interest on lease liabilities	296	246	622	587
Total finance lease cost	1,576	1,731	3,369	3,603

Operating lease cost
Operating lease cost	7,666	9,002	16,570	18,269
Short-term lease cost	170	421	510	848
Variable lease cost	5,622	1,541	9,630	4,331
Total operating lease cost	13,458	10,964	26,710	23,448
Total lease cost	$15,034	$12,695	$30,079	$27,051

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

Other information related to leases included on the Consolidated Balance Sheet as of and for the six months ended June 30, 2021 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	$187,870	$16,081
Lease liabilities	$189,997	$15,996

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$15,242	$296
Financing cash flows	$—	$3,082

Right-of-use assets obtained in exchange for lease liabilities	$7,002	$495

Weighted average remaining lease term	14.3 years	3.4 years
Weighted average discount rate	8.3%	6.3%

Future minimum lease payments under non-cancellable leases as of June 30, 2021 are as follows:

	Operating Leases	Financing Leases
July 1, 2021 - December 31, 2021	$19,522	$3,406
2022	30,662	5,641
2023	30,514	4,642
2024	24,536	2,472
2025	21,555	1,264
Thereafter	183,074	330
Total minimum lease payments	309,863	17,755
Less: imputed interest	119,866	1,759
Total lease liabilities	$189,997	$15,996

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$721	$(175)	$546	$700	$(163)	$537
Management contracts	28,912	(17,205)	11,707	31,043	(18,427)	12,616
Internally-developed software	341	(110)	231	314	(79)	235
Membership base	4,012	(3,276)	736	5,944	(5,236)	708
Non-amortizable liquor licenses	961	—	961	1,028	—	1,028
Total Intangibles	$34,947	$(20,766)	$14,181	$39,029	$(23,905)	$15,124

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company’s debt obligations at June 30, 2021 and December 31, 2020:

		June 30, 2021							December 31, 2020
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	2.43%	2.43%	22.5	$—	$200	$200
Finance leases (Equipment)	Jul 2014 - Jun 2021	15,996	15,996	July 2021 - Jan 2027	3.00% to 15.00%	6.3%	3.4	—	19,021	19,021
		16,196	16,196			6.27%	3.7	—	19,221	19,221
Less current portion of obligations under finance leases		5,794	5,794						6,470	6,470
Credit facilities and obligations under finance leases - noncurrent		10,402	10,402						12,751	12,751
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,179	Apr 2035	LIBOR+2.25%	2.43%	13.84	51,004	51,004	51,182
Total debt obligations		$67,200	$67,375			3.18%	11.4	$51,004	$70,225	$70,403

(A)Including the effect of deferred financing costs.
(B)Collateral for this obligation is the Company's general credit.

9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at June 30, 2021, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
June 30, 2021
ABS - Non-Agency RMBS (E)	$4,000	$3,535	$(1,521)	$2,014	$1,327	$—	$3,341	1	CCC	0.68%	29.16%	2.11	58.9%

December 31, 2020
ABS - Non-Agency RMBS (E)	$4,000	$3,276	$(1,521)	$1,755	$1,468	$—	$3,223	1	CCC	0.73%	29.14%	2.6	52.2%

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
(E)The ABS - Non-Agency RMBS is a floating rate security and the collateral securing it is located in various geographic regions in the United States. The Company does not have significant investments in any one geographic region.

The Company had no securities in an unrealized loss position as of June 30, 2021.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2021:

	June 30, 2021			December 31, 2020
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$3,341	$3,341	Pricing models - Level 3	$3,223	$3,223
Cash and cash equivalents	81,428	81,428		47,786	47,786
Restricted cash, current and noncurrent	4,017	4,017		3,047	3,047
Liabilities
Junior subordinated notes payable	$51,179	$25,465	Pricing models - Level 3	$51,182	$18,591

(A)Pricing models are used for (i) real estate securities that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) debt obligations which are private and not traded.

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
JUNE 30, 2021
(dollars in tables in thousands, except share data)

investments in real estate securities categorized within Level 3 of the fair value hierarchy, the significant unobservable inputs include the discount rates, assumptions relating to prepayments, default rates and loss severities.

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

			Significant Inputs
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$2,014	$3,341	10.0%	7.5%	2.7%	65.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2021 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2020	$3,223
Total gains (losses) (A)
Included in other comprehensive income (loss)	(142)
Amortization included in interest income	272
Purchases, sales and repayments (A)
Proceeds	(12)
Balance at June 30, 2021	$3,341

(A) There were no purchases, sales or transfers into or out of Level 3 during the six months ended June 30, 2021.

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
JUNE 30, 2021
(dollars in tables in thousands, except share data)

11. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the six months ended June 30, 2021:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2020	4,935,732	$2.57
Exercised	(1,048,652)	1.00
Balance at June 30, 2021	3,887,080	$3.00	2.00

Exercisable at June 30, 2021	2,883,458	$3.00	2.00

As of June 30, 2021, the Company’s outstanding options were summarized as follows:

Number of Options
Held by a former Manager	2,578,593
Issued to a former Manager and subsequently transferred to certain of that Manager’s employees (A)	1,308,154
Issued to the independent directors	333
Total	3,887,080
Weighted average strike price	$3.00
(A)The Company and a former Manager agreed that options held by certain employees formerly employed by that Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. For the six months ended June 30, 2021, the former Manager exercised 1,048,652 options at a weighted average strike price of $1.00 resulting in common shares issued of 736,551.

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.2 million and $0.4 million during the three and six months ended June 30, 2021, and $0.3 million and $0.2 million during the three and six months ended June 30, 2020, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $0.7 million as of June 30, 2021 and will be expensed over a weighted average of 1.4 years.

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the six months ended June 30, 2021.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2020	259,238	$3.72
Vested / Released	(66,943)	$4.59
Forfeited	(46,967)	$3.64
Balance at June 30, 2021	145,328	$3.34

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period. During the six months ended June 30, 2021, the Company granted no RSUs to non-employee directors and

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

5,423 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the six months ended June 30, 2021, the Company granted no RSUs to employees and 61,520 RSUs granted to employees vested. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to RSUs was $0.1 million and $0.2 million during the three and six months ended June 30, 2021, and $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation expense was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.3 million as of June 30, 2021 and will be expensed over a weighted average period of 0.72 years.

C. Dividends

No dividends were declared on the 9.750% Series B, 8.050% Series C or 8.375% Series D preferred stock, for the twelve-month period beginning February 1, 2020 and ending January 31, 2021. As of June 30, 2021, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

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

On May 7, 2021 the board of directors declared dividends on the Company’s preferred stock for the period beginning May 1, 2021 and ending July 31, 2021, payable on July 30, 2021 to holders of record of preferred stock on July 1, 2021, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. Dividends totaling $1.4 million were paid on July 30, 2021.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

D. Earnings Per Share
The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Loss Applicable to Common Stockholders	$(3,364)	$(40,921)	$(15,663)	$(59,678)

Denominator:
Denominator for basic earnings per share - weighted average shares	92,065,615	67,111,843	87,338,509	67,090,805
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	92,065,615	67,111,843	87,338,509	67,090,805

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.04)	$(0.61)	$(0.18)	$(0.89)
Loss Applicable to Common Stock, per share	$(0.04)	$(0.61)	$(0.18)	$(0.89)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.04)	$(0.61)	$(0.18)	$(0.89)
Loss Applicable to Common Stock, per share	$(0.04)	$(0.61)	$(0.18)	$(0.89)

The Company’s dilutive securities are outstanding stock options and RSUs. During the three and six months ended June 30, 2021, based on the treasury stock method, the Company had 542,438 and 711,237 outstanding stock options and RSUs, respectively, which were excluded due to the Company's loss position. During the three and six months ended June 30, 2020, based on the treasury stock method, the Company had 964,335 potentially dilutive securities.

On February 2, 2021, the Company completed the public offering of 23,285,553 shares of common stock and the sale of 672,780 shares of common stock to the Chairman of our Board of Directors resulting in net proceeds to the Company of $54.6 million, after deducting the underwriters discount of $2.9 million. Other expenses related to the offering totaled $0.6 million. The Company intends to use all of the net proceeds from the offering to fund its Puttery expansion and for general corporate purposes.

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Other Affiliated Entities
The Company incurred expenses for services of a Company executive prior to execution of an employment agreement, which were reimbursed to an affiliate of a member of the Board of Directors, subject to Board approval. The Company accrued $0.2 million in compensation expense for the year ended December 31, 2019, and an additional $0.1 million during 2020. The amounts were repaid as of December 31, 2020.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

13. COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - As of June 30, 2021, the Company had future payments for additional operating leases that had not yet commenced of $19.0 million. The leases are expected to commence over the next 12 - 24 months with lease terms of approximately 10 to 15 years. These leases are primarily commercial leases for future Puttery venues and the recognition of these leases on our balance sheet generally occurs when the Company takes possession of the underlying property.

Preferred Dividends in Arrears - As of June 30, 2021, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.5 million and $0.9 million for the three and six months ended June 30, 2021, and $0.5 million and $0.8 million for the three and six months ended June 30, 2020.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
The Company maintained a valuation allowance against its deferred tax assets as of June 30, 2021 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
The Company and its subsidiaries file United States federal and state income tax returns in various jurisdictions. As of June 30, 2021, the Company is not subject to examination by the IRS for the years prior to 2017 and is currently under examination in Idaho for open tax years 2017 and later.

At December 31, 2020 and June 30, 2021, the Company reported a total liability for unrecognized tax benefits of $1.2 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.
On March 11, 2021 the American Rescue Plan Act of 2021 was signed into law in response to the COVID-19 pandemic. The new law contains certain tax credits for businesses and changes to tax rules for the allocation of interest expense. The legislation does not have a material impact on the Company's tax positions.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

15. (GAIN) LOSS ON LEASE TERMINATIONS AND IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Gain) Loss on lease terminations	$(655)	$(3,125)	$(655)	$(3,125)
Impairment on corporate office assets (held-for-use)	—	—	3,303	—
Impairment on traditional golf properties (held-for-use)	—	—	—	792
Other losses	94	—	—	—
Total (Gain) Loss on lease terminations and impairment	$(561)	$(3,125)	$2,648	$(2,333)

(Gain) Loss on lease terminations -
During the three and six months ended June 30, 2021, the Company recorded a gain of $0.7 million on the termination of one traditional golf course lease. The gain related to the derecognition of long-lived, intangible, and ROU assets and membership deposit liability balances.
During the three and six months ended June 30, 2020, the Company recorded a gain of $3.1 million on the termination of two traditional golf course leases. The gains related to the derecognition of long-lived, intangible, and ROU assets and membership deposit liability balances.

Held-for-use impairment -
During the six months ended June 30, 2021, the Company recorded impairment charges of $3.3 million related to right-of-use and other lease related assets of our former headquarters office in New York given the relocation of the Company’s headquarters to Dallas, TX. This includes impairment of leasehold improvements of $0.1 million, furniture fixtures, and equipment of $0.6 million, and ROU assets of $2.3 million. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. The development of discounted cash flow models used to estimate the fair value of the asset groups required the application of significant judgement in determining market participant assumptions, including the projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

Other losses -

During the three months ended June 30, 2021, the Company recorded other losses totaling $0.1 million on retirement of other traditional golf assets.

16. SUBSEQUENT EVENTS

On July 12, 2021, the Company entered into an Investment Agreement among the Company and Symphony Ventures, a partnership organized under the laws of Ireland, pursuant to which Symphony Ventures committed to invest $10.0 million in Puttery. On the terms and subject to the conditions set forth in the Investment Agreement, the Company will sell to Symphony Ventures 10% of the partnership interests in each of the wholly owned subsidiary limited partnerships, which we refer to as “SLPs”, formed by the Company to hold each of the Company’s Puttery venues, in exchange for an amount in cash equal to 10% of the total cost to build the Puttery venue owned by such SLP. Symphony Ventures’ purchase price in each such SLP will be applied to satisfy the commitment. In connection with each investment in an SLP, Symphony Ventures will receive the option to purchase partnership interests representing an additional 10% of the partnership interests in such SLP, at a purchase price equal to the original purchase price, exercisable within the first year following each investment. The Commitment expires

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2021
(dollars in tables in thousands, except share data)

on January 1, 2024. Following the satisfaction of its commitment of $10,000,000.00, Symphony Ventures will have the right, but not the obligation, to invest in each Puttery venue that the Company opens through the end of 2023, on the same terms as those applicable to the committed amount.

On August 5, 2021, the Board of Directors of the Company declared dividends on the Company's preferred stock for the period beginning August 1, 2021, and ending October 31, 2021. The dividends are payable on November 1, 2021, to holders of record of preferred stock on October 1, 2021, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

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

GENERAL

Business Overview

Drive Shack Inc. a Maryland corporation, was formed in 2002 and its common stock is traded on the NYSE under the symbol “DS.” The Company owns and operates golf-related leisure and social entertainment venues and courses focused on bringing people together through competitive socializing, by combining sports and entertainment with elevated F&B offerings.

The Company conducts its business through an integrated portfolio spanning three brands, Drive Shack, American Golf, and Puttery. Drive Shack, which launched in 2018, owns and operates four entertainment golf venues featuring tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces. American Golf, the longest-running business in our portfolio, owns, leases, and manages 56 traditional golf properties spanning nine states throughout the United States. Puttery, the Company's newest competitive socializing and entertainment platform, is a smaller venue format featuring indoor technology-enabled indoor putting courses, F&B offerings, multiple bars, lounges, and VIP spaces. The Company expects to launch its first Puttery venue in summer 2021.

Operating Segments

•Entertainment Golf | Drive Shack and Puttery
Drive Shack offers competitive, social entertainment through its golf-related leisure and large-format entertainment venues with gaming and premier golf technology, a chef-inspired menu, craft cocktails, and engaging social events throughout the year. Each Drive Shack venue features expansive, climate-controlled, suite style bays with lounge seating; augmented-reality golf games and virtual course play; a restaurant and multiple bars; an outdoor patio with lawn games; and arcade games.
As of June 30, 2021, the Company operated four Drive Shack venues located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. Additionally, the Company is committed to leases in New Orleans, Louisiana and in Manhattan (Randall’s Island), New York for Drive Shack venues. Drive Shack venues are freestanding, 60,000 square feet, open-air venues built on approximately 12 acres.
This segment also includes the Company's newest entertainment golf brand, Puttery, which is currently under development with the first venue in Dallas, TX expected to debut in summer 2021, and its second venue in Charlotte, NC expected to open in Q4 2021. Refer to New Venue Development and Growth section for additional information on Puttery.

•Traditional Golf | American Golf
American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of June 30, 2021, we owned, leased or managed 56 properties across nine states. American Golf is focused on delivering lasting experiences for our guests, with over 35,000 members and over 1.2 million rounds played at our properties during the six months ended June 30, 2021.
Our traditional golf operations are organized into three principal categories due to the nature of the revenue streams generated by the following properties: (1) public properties (all leased), (2) private properties (leased and owned) and (3) managed properties (public and private).
Public Properties.   Our 30 leased public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales. Amenities at these properties generally include practice facilities, pro shops and F&B facilities.  In some locations, our public properties have larger clubhouses with extensive banquet facilities. In addition, The Players Club is a fee-based, monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access and off-peak course access to the ability to participate in golf clinics.

Private Properties.   On May 5, 2021, the SeaCliff Country Club lease expired, reducing the total number of private leased or owned courses from 5 to 4. Our 4 leased or owned private properties, which are open to members and their guests, generate revenues principally through initiation fees, membership dues, food, beverage and merchandise sales, and guest fees. Amenities at these properties typically include practice facilities, full-service clubhouses with a pro shop, locker room facilities and multiple F&B outlets, including grills, restaurants and banquet facilities.

Managed Properties. Following the close of business on March 31, 2021, management agreements expired for the Lomas Santa Fe Country Club, Tustin Ranch Golf Club, and Yorba Linda Country Club, reducing the total number of courses managed in our traditional golf business from 25 to 22. Our 22 managed properties are operated by American Golf pursuant to management agreements with the owners of each property. We recognize revenue from each of these properties in an amount equal to a management fee and the reimbursements of certain operating costs.

New Venue Development and Growth | Puttery

We believe Drive Shack Inc. is the only company comprised of a truly integrated portfolio of both Entertainment and Traditional Golf businesses, which provides us with a unique opportunity to unlock top site locations by leveraging the operational experiences and municipal relationships developed by our traditional golf business. The Company strives to forward innovate and revolutionize next generation experiences. In 2021, the Company expects to launch its newest competitive indoor socializing and entertainment platform called "Puttery."

Puttery is expected to expand our business by diversifying our experiential offerings with a modern spin on indoor putting through auto-scoring technology that presents digital scores to guests in real-time. Each location will feature a series of tech-enabled putting courses anchored by bars and other social spaces that will serve to create engaging and fun experiences for our guests.

Our Puttery venues require much less space, approximately 15,000 - 20,000 sq.ft. of indoor new or existing retail space. The new indoor venue format expands store potential by hundreds of markets due to the vast availability of real estate, shorter development timelines, less capital risk and higher development yields. Advanced data and demographic analytics will allow us to strategically evaluate and develop a robust pipeline of target sites in prioritized markets across the United States. As we look to further grow our Puttery brand, the smaller format offers us the opportunity to improve investment returns and take advantage of the vast availability of retail space at a potential discount.

The Company is committed to seven Puttery venues open, in development or in leasing by the end of 2021. The Company has announced its first five venues in Dallas, Texas; Charlotte, North Carolina; Washington DC; Miami, Florida and Houston, Texas. Dallas is expected to open in August 2021 and Charlotte is projected to open in Q4 2021. Washington DC is projected to open in Q1 2022; Miami and Houston are projected to open in Q3 of 2023. Two additional locations are currently in or nearing lease execution.

Notable Operational Results
Mandatory business closures and "stay-at-home orders” have pushed us to reimagine the way we operate across critical aspects of our business. We remain focused on our core fundamentals, seeking opportunities to drive operational efficiencies and continuous improvement while providing an outstanding guest experience.

During the second quarter, our Drive Shack venues generated total revenue of $11.6 million, while operating under capacity limitations at our hitting bays and limited bar service. Our traditional golf properties generated revenue of $62.3 million, while subject to some lingering operational restrictions.

Golf continues to emerge as one of the top outdoor activities naturally conducive to social distancing practices. Our traditional golf properties produced strong results during the six months ended June 30, 2021, highlighting the unwavering demand for the sport. Restrictions on large gatherings are no longer in effect in the primary jurisdictions in which we operate. As such we are experiencing the return of events, banquets and other large gatherings which has led to increased sales of food and beverages.

COVID-19 Update

In response to the COVID-19 global pandemic declared by the World Health Organization in March 2020, many states and localities in which we operate issued “stay at home” or “shelter in place” orders and other social distancing measures, in addition to mandatory store closures, capacity limitations and other restrictions affecting our operations. As a result, during March 2020, we temporarily closed all of our entertainment golf venues and substantially all of our traditional golf properties.

Subsequent to our closures, the gradual easing of restrictions has permitted us to safely and responsibly resume operations at both our entertainment golf venues and our traditional golf properties. Subject to locally mandated COVID-19 capacity and other limitations, all of our traditional golf properties and three of our four Drive Shack venues were safely and responsibly reopened by the end of the second quarter 2020. The fourth Drive Shack venue was reopened at the end of the fourth quarter of 2020. As of June 30, 2021, all of our entertainment golf venues and traditional golf properties were fully open and operating.

Our top priority remains protecting the health and safety of our employees and guests while continuing to provide a safe, fun and comfortable setting for our guests to socialize and engage in physical activities. Our entertainment golf venues and traditional golf properties are currently operating with restrictive and precautionary measures in place, including enhanced cleaning and sanitization protocols, capacity limitations in our suite style hitting bays (varying by location), social distancing measures and certain restrictions on bar and dining services (also varying by location). As an additional protective measure, the Company installed new protective dividers in between the suite style hitting bays at its entertainment golf venues. Restrictions on large group gatherings were placed in effect in the majority of the jurisdictions in which we operate, which resulted in the postponement or cancellation of a substantial number of tournaments, banquets and other large gatherings. Although the Company continues to take necessary precautions, as of June 30, 2021 coronavirus related restrictions have been lifted in all of the states in which we operate.

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

The Company provides two different avenues for our guests to get outdoors and safely engage in the sport of golf with our entertainment golf venues and traditional golf properties. The outdoor open-air layout of our entertainment golf venues, with defined suite style hitting bays (partitioned by new protective dividers), and the outdoor wide-open nature of our traditional golf courses provide the ideal setting for guests to connect with friends while enjoying physical activity and maintaining social distancing. Both offerings naturally limit guest overlap and, combined with enhanced safety protocols, provide a safe and comfortable setting for guests to socialize. We believe these factors to be key differentiators that will provide the Company with a competitive advantage within the leisure and entertainment industry for years to come.

We have experienced strong demand for golf at both our traditional golf courses and entertainment golf venues, and now our food, beverage and event sales, which were more severely impacted by the coronavirus related restrictions is also experiencing greater demand and returning to pre-pandemic levels . We continue to seek opportunities to drive operational efficiencies and implement aggressive cost reduction and cash preservations measures to maintain and protect the financial health of the Company.

Given the continuing dynamic nature and fluidity of the pandemic, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. The extent of the ultimate impact will depend on the future developments that are uncertain and unpredictable, including actions to contain or mitigate its impact, the timing of economic recovery, and consumer behaviors, preferences and discretionary spending, among others.

CARES Act

On March 27, 2020, Congress enacted the CARES Act to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals offered as it continues to evaluate the applicability of other benefits.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2021	2020	Amount	%
Revenues
Golf operations (A)	$61,750	$29,675	$32,075	108.1%
Sales of food and beverages	12,129	2,425	9,704	400.2%
Total revenues	73,879	32,100	41,779	130.2%
Operating costs
Operating expenses (A)	55,635	33,224	22,411	67.5%
Cost of sales - food and beverages	3,151	829	2,322	280.1%
General and administrative expense	8,028	6,368	1,660	26.1%
Depreciation and amortization	5,784	6,682	(898)	(13.4)%
Pre-opening costs	789	270	519	192.2
(Gain) Loss on lease terminations and impairment	(561)	(3,125)	2,564	(82.0)%
Total operating costs	72,826	44,248	28,578	64.6%
Operating loss	1,053	(12,148)	(13,201)	(108.7)%
Other income (expenses)
Interest and investment income	159	135	24	17.8%
Interest expense, net	(2,713)	(2,591)	122	4.7%
Other income (loss), net	(18)	(24,422)	24,404	99.9%
Total other income (expenses)	(2,572)	(26,878)	24,306	90.4%
Loss before income tax	$(1,519)	$(39,026)	$(37,507)	(96.1)%

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2021	2020	Amount	%
Revenues
Golf operations (A)	$114,912	$78,300	$36,612	46.8%
Sales of food and beverages	20,059	14,935	5,124	34.3%
Total revenues	134,971	93,235	41,736	44.8%
Operating costs			0
Operating expenses (A)	104,504	87,591	16,913	19.3%
Cost of sales - food and beverages	5,255	4,484	771	17.2%
General and administrative expense	16,012	16,186	(174)	(1.1)%
Depreciation and amortization	12,029	13,476	(1,447)	(10.7)%
Pre-opening costs	1,345	822	523	63.6
(Gain) Loss on lease terminations and impairment	2,648	(2,333)	4,981	(213.5)%
Total operating costs	141,793	120,226	21,567	17.9%
Operating loss	(6,822)	(26,991)	(20,169)	(74.7)%
Other income (expenses)
Interest and investment income	312	265	47	17.7%
Interest expense, net	(5,339)	(5,336)	3	0.1%
Other income (loss), net	(79)	(24,055)	23,976	99.7%
Total other income (expenses)	(5,106)	(29,126)	24,020	82.5%
Loss before income tax	$(11,928)	$(56,117)	$(44,189)	(78.7)%

(A) Includes $12.9 million and $26.7 million for the three and six months ended June 30, 2021, and $8.5 million and $21.8 million for the three and six months ended June 30, 2020, respectively, due to management contract reimbursements reported under ASC 606.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Golf operations	$61,750	$29,675	$32,075	108.1%
Percentage of total revenue	83.6%	92.4%

Revenues from golf operations increased by $32.1 million primarily due to a $27.5 million increase in traditional golf related to course re-openings after courses closed until May 2020 and some closures continued in June 2020 due to COVID-19 restrictions. This was in addition to a $4.6 million increase in Entertainment Golf primarily due to higher traffic at the venues as COVID-19 restrictions continue to be lifted versus the prior year period at the onset of the pandemic.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Golf operations	$114,912	$78,300	$36,612	46.8%
Percentage of total revenue	85.1%	84.0%

Revenues from golf operations increased by $36.6 million primarily due to a $32.5 million increase in traditional golf related to course re-openings after courses closed during March 2020 and some closures continued in June 2020 due to COVID-19 restrictions. This was in addition to a $4.1 million increase in Entertainment Golf primarily due to higher traffic at the venues as COVID-19 restrictions continue to be lifted versus the prior year period at the onset of the pandemic.

Sales of Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Sales of food and beverages	$12,129	$2,425	$9,704	400.2%
Percentage of total revenue	16.4%	7.6%

Sales of food and beverages increased by $9.7 million, due to a $4.5 million increase in traditional golf, and a $5.2 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions lifting. Entertainment golf increased due to higher traffic at the venues related to the lifting of COVID-19 restrictions.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Sales of food and beverages	$20,059	$14,935	$5,124	34.3%
Percentage of total revenue	14.9%	16.0%

Sales of food and beverages increased by $5.1 million, due to a $1.3 million increase in traditional golf, and a $3.8 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifting. Entertainment golf increased due to higher traffic at the venues related to the lifting of COVID-19 restrictions.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Operating expenses	$55,635	$33,224	$22,411	67.5%
Percentage of total revenue	75.3%	103.5%

Operating expenses increased by $22.4 million, primarily due to a $19.4 million increase in traditional golf, and a $3.0 million increase in entertainment golf. The increase in was primarily due to increases in payroll and payroll related expenses as venues and events continue to ramp up this year with COVID-19 restrictions lifting.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Operating expenses	$104,504	$87,591	$16,913	19.3%
Percentage of total revenue	77.4%	93.9%

Operating expenses increased by $16.9 million, due to a $17.0 million increase in traditional golf, and no change in entertainment golf. The increase in traditional golf was primarily due to increased costs to support increased operations with the lifting of COVID-19 restrictions.

Cost of Sales - Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Cost of sales - food and beverages	$3,151	$829	$2,322	280.1%
Percentage of total revenue	4.3%	2.6%

Cost of sales - food and beverages increased by $2.3 million directionally in-line with corresponding increase in food and beverage sales in traditional golf and entertainment golf.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Cost of sales - food and beverages	$5,255	$4,484	$771	17.2%
Percentage of total revenue	3.9%	4.8%

Cost of sales - food and beverages increased by $0.8 million million directionally in-line with corresponding increase in sales partially offset as prior year also included spoilage charges isolated to Q1-2020 from the onset of the pandemic and resulting venue shutdowns.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense consists of costs associated with our corporate support and administrative functions that support development and operations and includes stock-based compensation.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
General and administrative expense	$8,028	$6,368	$1,660	26.1%
Percentage of total revenue	10.9%	19.8%

General and administrative expense increased by $1.7 million consisting of a $0.5 million increase in Traditional Golf, a $0.3 million increase in Entertainment Golf and a $0.9 million increase at Corporate. The increase across all segments is due primarily to higher payroll and payroll-related expenses compared to reduced headcounts during the pandemic.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
General and administrative expense	$16,012	$16,186	$(174)	(1.1)%
Percentage of total revenue	11.9%	17.4%

General and administrative expense decreased by $(0.2) million consisting of a $0.4 million decrease in Traditional Golf and a $0.6 million decrease in Entertainment Golf, partially offset by an increase of $0.8 million at Corporate. Overall, the decrease is due to a $(1.5) million decrease non-recurring transaction costs and professional fees partially offset by a $1.3 million increase in payroll related expenses and professional fees.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on property and equipment and financing lease assets, as well as amortization of intangible assets.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Depreciation and amortization	$5,784	$6,682	$(898)	(13.4)%
Percentage of total revenue	7.8%	20.8%

Depreciation and amortization decreased by $(0.9) million primarily due to the disposition of the SeaCliff Country Club.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Depreciation and amortization	$12,029	$13,476	$(1,447)	(10.7)%
Percentage of total revenue	8.9%	14.5%

Depreciation and amortization decreased by $(1.4) million primarily due the disposition of SeaCliff.

Pre-Opening Costs

Pre-opening costs consist primarily of venue-related lease expenses, employee payroll, marketing expenses, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an Entertainment Golf venue.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Pre-opening costs	$789	$270	$519	192.2%
Percentage of total revenue	1.1%	0.8%

The increase is due to the impending grand opening of Puttery in The Colony, TX.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Pre-opening costs	$1,345	$822	$523	63.6%
Percentage of total revenue	1.0%	0.9%

The increase is due to the impending grand opening of Puttery in The Colony, TX.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
(Gain) Loss on lease terminations and impairment	$(561)	$(3,125)	$2,564	(82.0)%
Percentage of total revenue	(0.8)%	(9.7)%

(Gain) Loss on lease terminations and impairment decreased by $2.6 million primarily due to the 2021 Gain on Lease Termination of SeaCliff, partially offset by the the impairment of assets related to our New York, NY corporate office totaling $3.3 million, versus the 2020 Gain on Lease Terminations related to two properties, Buffalo Creek and Monarch Bay.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
(Gain) Loss on lease terminations and impairment	$2,648	$(2,333)	$4,981	(213.5)%
Percentage of total revenue	2.0%	(2.5)%

(Gain) Loss on lease terminations and impairment increased by $5.0 million primarily due to the 2021 Gain on Lease Termination of SeaCliff, partially offset by the the impairment of assets related to our New York, NY corporate office totaling $3.3 million, versus the 2020 Gain on Lease Terminations related to two properties, Buffalo Creek and Monarch Bay.
Interest and Investment Income

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Interest and investment income	$159	$135	$24	17.8%
Percentage of total revenue	0.2%	0.4%

There was no significant change in interest and investment income.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Interest and investment income	$312	$265	$47	17.7%
Percentage of total revenue	0.2%	0.3%

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Interest expense, net	$(2,713)	$(2,591)	$122	4.7%
Percentage of total revenue	(3.7)%	(8.1)%

Interest expense, net increased by $0.1 million, not a significant change.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Interest expense, net	$(5,339)	$(5,336)	$3	0.1%
Percentage of total revenue	(4.0)%	(5.7)%

Interest expense, net increased by less than $0.1 million, not a significant change.

Other Income (Loss), Net

Other income (loss), net, consists of gains on the sale of traditional golf properties and earnings from our equity method investment.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Other income (loss), net	$(18)	$(24,422)	$24,404	99.9%
Percentage of total revenue	—%	(76.1)%

Other income (loss), net increased by $24.4 million due to the $24.7 million impairment that was recognized during the three months ended June 30, 2020.

	Six Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	June 30, 2020	Amount	%
Other income (loss), net	$(79)	$(24,055)	$23,976	99.7%
Percentage of total revenue	(0.1)%	(25.8)%

Other income (loss), net increased by $24.0 million primarily due to $24.7 million impairment that was recognized during the six months ended June 30, 2020.

SEGMENT RESULTS

Entertainment Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2021	June 30, 2020	Amount
Revenues
Golf operations	$5,316	$762	$4,554
Sales of food and beverages	6,273	1,028	5,245
Total revenues	11,589	1,790	9,799
Total operating costs	13,181	8,385	4,796
Operating loss	$(1,592)	$(6,595)	$(5,003)

Total revenues

The increase in total entertainment golf revenues during the three months ended June 30, 2021 was due to more events and customers after the lifting of COVID-19 restrictions.

Operating loss

The increase in operating loss during the three months ended June 30, 2021 was primarily due to increased general and administrative expenses as a result of higher payroll and payroll-related expenses as venues reopened once COVID-19 restrictions were lifted.

	Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2021	June 30, 2020	Amount
Revenues
Golf operations	$8,737	$4,672	$4,065
Sales of food and beverages	11,075	7,235	3,840
Total revenues	19,812	11,907	7,905
Total operating costs	25,319	24,942	377
Operating loss	$(5,507)	$(13,035)	$(7,528)

Total revenues

The increase in total entertainment golf revenues during the six months ended June 30, 2021 was due to the return of events and customers as the venues reopened following pandemic closures in the six months ended June 30, 2020.

Operating loss

The decrease in operating loss during the six months ended June 30, 2021 was as due to increased revenues following the return of events and customers as the venues reopened following pandemic closures in the six months ended June 30, 2020.

Traditional Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2021	June 30, 2020	Amount
Revenues
Golf operations	$56,434	$28,913	$27,521
Sales of food and beverages	5,856	1,397	4,459
Total revenues	62,290	30,310	31,980
Total operating costs	56,707	33,835	22,872
Operating income (loss)	$5,583	$(3,525)	$9,108

Total revenues

The increase in traditional golf total revenues during the three months ended June 30, 2021 was primarily due to course re-openings after the courses were closed in March 2020 due to COVID-19 restrictions.

Operating income (loss)

The reversal of our operating loss during the three months ended June 30, 2021 was primarily due increased revenues and enhanced margins as the courses fully reopened following pandemic closures in the three months ended June 30, 2020.

	Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2021	June 30, 2020	Amount
Revenues
Golf operations	$106,175	$73,628	$32,547
Sales of food and beverages	8,984	$7,700	1,284
Total revenues	115,159	81,328	33,831
Total operating costs	107,063	89,785	17,278
Operating income (loss)	$8,096	$(8,457)	$16,553

Total revenues

The increase in total traditional golf revenues during the six months ended June 30, 2021 was primarily due to course re-openings after being closed during the six months ended June 30, 2020 due to COVID-19 restrictions.

Operating income (loss)

The reversal of our operating loss during the six months ended June 30, 2021 was due to improved margins from the increased revenue as the courses re-opened from being closed in the six months ended June 30, 2020 due to COVID-19 restrictions.

Corporate

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2021	June 30, 2020	Amount
Total operating costs	$2,938	$2,028	$910
Operating loss	$(2,938)	$(2,028)	$910
Operating loss

The increase in operating loss during the three months ended June 30, 2021 was primarily due to increased payroll related expenses.

	Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2021	June 30, 2020	Amount
Total operating costs	$9,411	$5,499	$3,912
Operating loss	$(9,411)	$(5,499)	$(3,912)
Operating loss

The increase in operating loss during the six months ended June 30, 2021 was primarily due to the $3.3 million impairment of assets located at our New York, NY office, and a $1.6 million increase in payroll related expenses partially offset by a $1.0 million decrease in acquisition and transaction expenses.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Capital

Our primary sources of liquidity are cash and cash equivalents on hand which resulted primarily from our February 2021 equity offering and the October 2020 sale of one our Traditional Golf properties. The Company raised net proceeds of $54.6 million, after the underwriters discount of $2.9 million, through a common equity offering that closed in February 2021. Other expenses related to the offering totaled $0.6 million. In October 2020 we closed on the sale of our Rancho San Joaquin property resulting in net cash proceeds of $33.6 million. The proceeds generated by these transactions are being reinvested in our Entertainment Golf business and used to pay overhead expenses.

As of June 30, 2021, we had $81.4 million of cash and cash equivalents.

Our primary cash needs are capital expenditures for opening new Drive Shack and Puttery venues and for general corporate purposes.

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

As of June 30, 2021, we are actively exploring the capital markets to meet our medium and long-term liquidity requirements to fund planned growth, including new venue development and construction, product innovation and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, public or private equity issuances and strategically monetizing our remaining real estate securities and other investments. We continually monitor market conditions for these financing and capital opportunities and, at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

For a further discussion of risks that could affect our liquidity, access to capital resources and our capital obligations, see Part II, Item 1A. “Risk Factors” in this document.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$468	$(5,685)
Investing activities	(16,139)	(7,629)
Financing activities	50,283	(2,771)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	$34,612	$(16,085)

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $0.5 million for the six months ended June 30, 2021 and $5.7 million for the six months ended June 30, 2020. Changes in operating cash flow activities are described below:

•Operating cash flows increased due to the following:
◦$8.6 million in net operating cash flows generated from the Entertainment Golf venues;
◦$1.3 million in net operating cash flows generated from Traditional Golf operations;
◦$0.8 million reduction in corporate payroll primarily due to reductions in headcount;
◦$0.4 million reduction in interest payments associated with the junior subordinated notes due to a lower coupon rate.

•Operating cash flows decreased due to the following:
◦$3.6 million primarily due to additional general and administrative payments;
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

Investing activities used $16.1 million during the six months ended June 30, 2021 and $7.6 million during the six months ended June 30, 2020.

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2021 and 2020 were $16.1 million and $7.7 million, respectively.

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

Financing activities provided $50.3 million during the six months ended June 30, 2021 and used $2.8 million during the six months ended June 30, 2020. The increase was primarily due to $53.9 million of net proceeds from our equity raise that was completed on February 2, 2021.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2021, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2020.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

August 9, 2021

By:	/s/ Michael Nichols
Michael Nichols
Chief Financial Officer

August 9, 2021

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Accounting Officer and Treasurer

August 9, 2021