Form 10-Q
period 2021-09-30
Drive Shack Inc.
filed 2021-11-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Common stock, $0.01 par value per share: 92,093,425 shares outstanding as of October 31, 2021.

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	(unaudited)
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$63,867	$47,786
Restricted cash	3,442	2,252
Accounts receivable, net	4,084	4,446
Real estate securities, available-for-sale	3,414	3,223
Other current assets	28,605	14,410
Total current assets	103,412	72,117
Restricted cash, noncurrent	709	795
Property and equipment, net of accumulated depreciation	174,616	169,425
Operating lease right-of-use assets	186,220	192,828
Intangibles, net of accumulated amortization	13,767	15,124
Other assets	5,752	6,765
Total assets	$484,476	$457,054

Liabilities and Equity
Current liabilities
Obligations under finance leases	$5,638	$6,470
Membership deposit liabilities	17,978	14,692
Accounts payable and accrued expenses	33,812	29,596
Deferred revenue	13,086	23,010
Other current liabilities	20,744	28,217
Total current liabilities	91,258	101,985
Credit facilities and obligations under finance leases - noncurrent	9,997	12,751
Operating lease liabilities - noncurrent	174,776	167,837
Junior subordinated notes payable	51,177	51,182
Membership deposit liabilities, noncurrent	102,521	99,862
Deferred revenue, noncurrent	10,555	9,953
Other liabilities	3,377	3,447
Total liabilities	$443,661	$447,017

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2021 and December 31, 2020	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 92,086,727 and 67,323,592 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	921	673
Additional paid-in capital	3,233,866	3,178,704
Accumulated deficit	(3,257,835)	(3,232,391)
Accumulated other comprehensive income	1,254	1,468
Total equity of the company	$39,789	$10,037
Noncontrolling interest	1,026	—
Total equity	$40,815	$10,037
Total liabilities and equity	$484,476	$457,054

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Golf operations	$62,257	$58,766	$177,170	$137,066
Sales of food and beverages	14,109	7,699	34,167	22,634
Total revenues	76,366	66,465	211,337	159,700

Operating costs
Operating expenses	60,729	54,993	165,234	142,584
Cost of sales - food and beverages	3,696	2,170	8,951	6,654
General and administrative expense	9,685	7,916	25,697	24,102
Depreciation and amortization	5,823	6,853	17,852	20,329
Pre-opening costs	2,030	227	3,375	1,049
(Gain) Loss on lease terminations and impairment	324	302	2,972	(2,031)
Total operating costs	82,287	72,461	224,081	192,687
Operating income (loss)	(5,921)	(5,996)	(12,744)	(32,987)

Other income (expenses)
Interest and investment income	190	135	502	400
Interest expense, net	(2,626)	(2,896)	(7,964)	(8,232)
Other income (loss), net	107	(157)	29	(24,212)
Total other income (expenses)	(2,329)	(2,918)	(7,433)	(32,044)
Loss before income tax	(8,250)	(8,914)	(20,177)	(65,031)
Income tax expense	616	498	1,562	1,269
Consolidated net loss	(8,866)	(9,412)	(21,739)	(66,300)
Less: net loss attributable to noncontrolling interest	(15)	—	(15)	—
Net loss attributable to the Company	(8,851)	(9,412)	(21,724)	(66,300)
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Loss applicable to common stockholders	$(10,246)	$(10,807)	$(25,909)	$(70,485)

Loss applicable to common stock, per share
Basic	$(0.11)	$(0.16)	$(0.29)	$(1.05)
Diluted	$(0.11)	$(0.16)	$(0.29)	$(1.05)

Weighted average number of shares of common stock outstanding
Basic	92,085,846	67,212,532	88,938,344	67,131,827
Diluted	92,085,846	67,212,532	88,938,344	67,131,827

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(8,866)	$(9,412)	$(21,739)	$(66,300)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(72)	(67)	(214)	(322)
Other comprehensive gain (loss)	(72)	(67)	(214)	(322)
Total comprehensive loss	$(8,938)	$(9,479)	$(21,953)	$(66,622)
Comprehensive loss attributable to noncontrolling interest	(15)	—	(15)	—
Comprehensive loss attributable to the Company	$(8,923)	$(9,479)	$(21,938)	$(66,622)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (loss)	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) - December 31, 2020	2,463,321	$61,583	67,323,592	$673	$3,178,704	$(3,232,391)	$1,468	$—	$10,037
Dividends declared	—	—	—	—	—	(930)	—	—	(930)
Stock-based compensation	—	—	—	—	350	—	—	—	350
Shares issued from options and restricted stock units	—	—	745,881	7	(7)	—	—	—	—
Shares issued from equity raise	—	—	23,958,333	239	53,666	—	—	—	53,905
Comprehensive income (loss)
Net loss	—	—	—	—	—	(10,904)	—	—	(10,904)
Other comprehensive loss	—	—	—	—	—	—	(76)	—	(76)
Total comprehensive loss								—	(10,980)
Equity (deficit) - March 31, 2021	2,463,321	$61,583	92,027,806	$919	$3,232,713	$(3,244,225)	$1,392	$—	$52,382
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	2	556	—	—	—	558
Shares issued from options and restricted stock units	—	—	57,613	—	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(1,969)	—	—	(1,969)
Other comprehensive income	—	—	—	—	—	—	(66)	—	(66)
Total comprehensive loss								—	(2,035)
Equity (deficit) - June 30, 2021	2,463,321	$61,583	92,085,419	$921	$3,233,269	$(3,247,589)	$1,326	$—	$49,510
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	—	597	—	—	—	597
Shares issued from restricted stock units	—	—		—	—	—	—	—	—
Contributed Capital								1,041	1,041
Comprehensive income (loss)
Net loss	—	—	—	—	—	(8,851)	—	(15)	(8,866)
Other comprehensive income	—	—	—	—	—	—	(72)	—	(72)
Total comprehensive loss									(8,938)
Equity (deficit) - September 30, 2021	2,463,321	$61,583	92,085,419	$921	$3,233,866	$(3,257,835)	$1,254	$1,026	$40,815

Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$—	$65,575
Dividends declared	—	—	—	—	—	(465)	—	—	(465)
Stock-based compensation	—	—	—	—	201	—	—	—	201
Shares issued from restricted stock units	—	—	1,762	—	—	—		—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(17,362)	—	—	(17,362)
Other comprehensive income	—	—	—	—	—	—	(38)	—	(38)
Total comprehensive loss								—	(17,400)
Equity (deficit) - March 31, 2020	2,463,321	$61,583	67,070,513	$671	$3,177,384	$(3,193,399)	$1,672	$—	$47,911
Stock-based compensation	—	—	—	—	500	—	—	—	500

Shares issued from restricted stock units	—	—	141,849	1	(1)	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(39,526)	—	—	(39,526)
Other comprehensive income	—	—	—	—	—	—	(217)	—	(217)
Total comprehensive loss								—	(39,743)
Equity (deficit) - June 30, 2020	2,463,321	$61,583	67,212,362	$672	$3,177,883	$(3,232,925)	$1,455	$—	$8,668
Dividends declared	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	436	—	—	—	436
Shares issued from restricted stock units (directors)	—	—	15,582	—	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(9,412)	—	—	(9,412)
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Total comprehensive loss								—	(9,479)
Equity (deficit) - September 30, 2020	2,463,321	$61,583	67,227,944	$672	$3,178,319	$(3,242,337)	$1,388	$—	$(375)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(21,739)	$(66,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,852	20,329
Amortization of discount and premium	(409)	(304)
Other amortization	6,092	6,135
Amortization of revenue on golf membership deposit liabilities	(1,642)	(1,173)
Amortization of prepaid golf membership dues	(12,646)	(9,556)
Non-cash operating lease expense	3,157	7,636
Stock-based compensation	1,504	1,137
(Gain) Loss on lease terminations and impairment	2,972	(2,681)
Equity in earnings, net of impairment from equity method investments	—	24,020
Other losses, net	119	390
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(8,271)	3,614
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	5,141	14,452
Net cash used in operating activities	(7,870)	(2,301)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	(74)
Acquisition and additions of property and equipment and intangibles	(22,251)	(9,607)
Net cash used in investing activities	(22,251)	(9,681)
Cash Flows From Financing Activities
Repayments of debt obligations	(4,620)	(3,849)
Golf membership deposits received	1,484	2,241
Proceeds from issuance of common stock	53,905	—
Preferred stock dividends paid	(2,790)	(1,395)
Other financing activities	(673)	(475)
Net cash provided by (used in) financing activities	47,306	(3,478)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	17,185	(15,460)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	50,833	31,964
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$68,018	$16,504

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$—
Additions to finance lease assets and liabilities	$1,670	$4,030
Capital contribution	$1,041	$—
(Decreases)/increases in accounts payable and accrued expenses related to the purchase of property and equipment	$(620)	$2,555
Additions for operating right of use assets and liabilities	$9,862	$—
Cash paid during the period for interest expense	$2,165	$—
Cash paid during the period for income taxes	$1,489	$—

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
As of September 30, 2021, the Company's entertainment golf segment was comprised of five owned or leased entertainment golf venues across four states with locations in Florida, North Carolina, Texas and Virginia.
The Company’s traditional golf segment is one of the largest operators of traditional golf properties in the United States. As of September 30, 2021, the Company owned, leased or managed 56 traditional golf properties across nine states.
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

Following the temporary closure of our venues in March 2020 in response to the COVID-19 pandemic, three of our four Drive Shack entertainment golf venues and all of our traditional golf properties were reopened by the end of the second quarter 2020, subject to locally mandated capacity limitations and operational restrictions. Our entertainment golf venue in Orlando, Florida re-opened in December 2020. Restrictions on large group gatherings were in effect in the majority of the jurisdictions in which we operate, which resulted in the postponement or cancellation of events, banquets, and other large group gatherings. By April of this year, the Centers for Disease Control and Prevention lifted restrictions on group events and our business has begun to return to normal.

These developments had a material adverse impact on Company revenues, results of operations and cash flows in historical periods, and the Company believes that the risk of further negative effects is not insignificant, as of the date of this Quarterly Report on Form 10-Q, subject to the degree to which the pandemic subsides, intensifies or maintains the current status quo.

The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 16, 2021.

Use of Estimates – Our estimates are based on information available to management at the time of preparation of the Consolidated Financial Statements, including the result of historical analysis, our understanding and experience of the Company’s operations, our knowledge of the industry and market-participant data available to us. Actual results have historically been in line with management’s estimates and judgments used in applying each of the accounting policies, and management periodically re-evaluates accounting estimates and assumptions. Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. However, the Company does not expect our assessments and assumptions to materially change in the future.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Leasing Arrangements — The Company evaluates at lease inception whether an arrangement is or contains a lease by providing the Company with the right to control an asset. Operating leases are accounted for on the balance sheet with the Right of Use (“ROU”) assets and lease liabilities are recognized in "Operating lease right-of-use assets," "Other current liabilities" and "Operating lease liabilities - noncurrent" in the Consolidated Balance Sheets. Finance lease ROU assets, current lease liabilities and noncurrent lease liabilities are recognized in "Property and equipment, net of accumulated depreciation," and "Obligations under finance leases" and "Credit facilities and obligations under finance leases - noncurrent" in the Consolidated Balance Sheets, respectively.

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

In addition to the fixed minimum payments required under the lease arrangements, certain leases require variable lease payments, which are payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments as well as payment of taxes assessed against the leased property. The leases generally also require payment for the cost of insurance and maintenance. Variable lease payments are recognized when the associated activity occurs and contingency is resolved.

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

The following table summarizes the Company's Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$63,867	47,786
Restricted cash	3,442	2,252
Restricted cash, noncurrent	709	795
Total Cash and cash equivalents, Restricted cash and Restricted cash, noncurrent	$68,018	$50,833

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $0.9 million as of September 30, 2021 and December 31, 2020. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends, current economic factors, and our expectations of future events that affect collectability. Collateral is generally not required.

Other Current Assets — The following table summarizes the Company's other current assets:

	September 30, 2021	December 31, 2020
Managed property receivables	$18,739	$3,236
Prepaid expenses	2,938	3,158
Deposits	1,502	767
Inventory	2,106	1,950
Construction in progress receivables	2,279	1,839
Miscellaneous current assets, net	1,041	3,460
Other current assets	$28,605	$14,410
Other Assets — The following table summarizes the Company's other assets:

	September 30, 2021	December 31, 2020
Prepaid expenses	$1,373	$2,154
Deposits	3,442	2,504
Miscellaneous assets, net	937	2,107
Other assets	$5,752	$6,765

Other Current Liabilities — The following table summarizes the Company's other current liabilities:

	September 30, 2021	December 31, 2020
Operating lease liabilities	$16,294	$19,894
Accrued rent	—	4,318
Dividends payable	930	—
Miscellaneous current liabilities	3,520	4,005
Other current liabilities	$20,744	$28,217

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collateral management fee income, net	$46	$62	$148	$199
Equity in earnings, net of impairment from equity method investments	—	—	—	(24,020)
Gain (loss) on sale of long-lived assets and intangibles	—	—	(64)	—
Gain (loss) on sale of traditional golf properties	—	(9)	—	(63)
Other (loss) income	61	(210)	(55)	(328)
Other income (loss), net	$107	$(157)	$29	$(24,212)

Noncontrolling Interest - On July 12, 2021, the Company entered into an investment agreement among the Company and Symphony Ventures, which we refer to as Symphony, a company organized under the laws of Ireland, in which the Company agreed to sell to Symphony 10% of the partnership interests in each of the wholly owned subsidiary limited partnerships, which we refer to as “SLPs”, formed by the Company to hold each of the Company’s Puttery venues, in exchange for an amount in cash equal to 10% of the total cost to build the Puttery venue owned by such SLP. Symphony’s purchase price in each such SLP will be fully committed on the date the certificate of occupancy for the Puttery venue is received, up to a total commitment of $10 million. Currently the Company and Symphony are party to one SLP, for the Puttery location in Dallas, Texas. We control through a wholly owned subsidiary all general partnership interests and 90% of the limited partnership interests in the SLP, thus retaining all rights, powers and authority that govern the partnership and, as a result, we consolidate the financial results of this SLP, and report the noncontrolling interest representing the economic interest in the SLP held by Symphony. In exchange for its purchase of limited partnership interests in the SLP, Symphony agreed to pay cash consideration of $1,041,000 on or after November 11, 2021. No fees or other discounts or commissions are payable to underwriters or other entities in connection with the foregoing.

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
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Note 2. REVENUES

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

Private country club members in our traditional golf business generally pay an advance initiation fee deposit upon their acceptance as members to their respective country clubs. Initiation fee deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation fee deposit paid by the member and the present value of the refund obligation is deferred and recognized into Golf operations revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. See Note 1. Summary of Significant Accounting Policies - Membership Deposit Liabilities.

Virtually all of the Company’s revenues are generated within the entertainment golf and traditional golf segments. The following tables disaggregate revenue by category: entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$5,239	$30,065	$10,715	$16,238	$62,257	$13,976	$77,932	$37,756	$47,506	$177,170
Sales of food and beverages	6,070	6,334	1,705	—	14,109	17,145	12,182	4,840	—	34,167
Total revenues	$11,309	$36,399	$12,420	$16,238	$76,366	$31,121	$90,114	$42,596	$47,506	$211,337

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$2,736	$27,361	$11,833	$16,836	$58,766	$7,408	$56,419	$31,994	$41,245	$137,066
Sales of food and beverages	3,440	2,719	1,540	—	7,699	10,675	7,914	4,045	—	22,634
Total revenues	$6,176	$30,080	$13,373	$16,836	$66,465	$18,083	$64,333	$36,039	$41,245	$159,700
(A)Includes $14.7 million and $41.3 million for the three and nine months ended September 30, 2021, as well as $15.2 million and $37.1 million for the three and nine months ended September 30, 2020, respectively, related to management contract reimbursements reported under ASC 606 - Revenue Recognition.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Note 3. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	142,073	(44,156)	97,917	142,635	(40,198)	102,437
Furniture, fixtures and equipment	51,479	(28,802)	22,677	51,622	(24,422)	27,200
Finance leases - equipment	30,504	(14,997)	15,507	34,339	(15,296)	19,043
Construction in progress	31,745	—	31,745	13,975	—	13,975
Total Property and Equipment	$262,571	$(87,955)	$174,616	$249,341	$(79,916)	$169,425

Note 4. SEGMENT REPORTING

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

The Company's traditional golf segment is one of the largest operators of golf courses and country clubs in the United States. As of September 30, 2021, the Company owned, leased or managed 56 traditional golf properties across nine states. Following the close of business on March 31, 2021, management agreements expired for the Lomas Santa Fe Country Club, Tustin Ranch Golf Club, and Yorba Linda Country Club, reducing the total number of courses managed in our traditional golf business to 22.
On May 5, 2021, the SeaCliff Country Club ("SeaCliff") lease expired, reducing the total number of leased or owned courses to 34. The total annual revenue generated by the four properties during the fiscal year ended December 31, 2020 and the quarter ended March 31, 2021 was $22.4 million and $6.6 million, respectively. The total revenue generated by SeaCliff for the quarter ended June 30, 2021 was not material. On September 1, 2021, the Company was notified the lease for the Tilden Golf Course will not be renewed as of December 31, 2021. The total revenue generated for the fiscal year ended December 31, 2020 and year-to-date as of September 30, 2021, was $3.4 million and $3.5 million, respectively.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 7) and income tax expense (Note 13).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

Nine Months Ended September 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$13,976	$163,194	$—	$177,170
Sales of food and beverages	17,145	17,022	—	34,167
Total revenues	31,121	180,216	—	211,337
Operating costs
Operating expenses	17,397	147,822	15	165,234
Cost of sales - food and beverages	3,982	4,974	(5)	8,951
General and administrative expense (A)	8,171	7,700	8,993	24,864
General and administrative expense - acquisition and transaction expenses (B)	824	—	9	833
Depreciation and amortization	8,942	8,854	56	17,852
Pre-opening costs (C)	3,374	—	1	3,375
(Gain) Loss on lease terminations and impairment	22	(237)	3,187	2,972
Total operating costs	42,712	169,113	12,256	224,081
Operating income (loss)	(11,591)	11,103	(12,256)	(12,744)
Other income (expenses)
Interest and investment income	—	55	447	502
Interest expense (D)	(230)	(6,848)	(964)	(8,042)
Capitalized interest (D)	(24)	37	65	78
Other income (loss), net	3	(115)	141	29
Total other income (expenses)	(251)	(6,871)	(311)	(7,433)
Income tax expense	—	—	1,562	1,562
Net income (loss)	(11,842)	4,232	(14,129)	(21,739)
Less: net loss attributable to NCI	(15)	—	—	(15)
Net loss attributable to the company	(11,827)	4,232	(14,129)	(21,724)
Preferred dividends	—	—	(4,185)	(4,185)
Net income (loss) applicable to common stockholders	$(11,827)	$4,232	$(18,314)	$(25,909)

September 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$168,463	$254,878	$61,135	$484,476
Total liabilities	51,128	329,173	63,360	443,661
Preferred stock	—	—	61,583	61,583
Noncontrolling interest	1,026	—	—	1,026
Equity	$116,309	$(74,295)	$(63,808)	$(21,794)

Additions to property and equipment (including finance leases) during the nine months ended September 30, 2021	$17,810	$5,477	$375	$23,662

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Three Months Ended September 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$5,239	$57,018	$—	$62,257
Sales of food and beverages	6,070	8,039	—	14,109
Total revenues	11,309	65,057	—	76,366
Operating costs
Operating expenses	6,718	53,998	13	60,729
Cost of sales - food and beverages	1,453	2,248	(5)	3,696
General and administrative expense (A)	3,697	2,628	2,900	9,225
General and administrative expense - acquisition and transaction expenses (B)	456	—	4	460
Depreciation and amortization	3,038	2,851	(66)	5,823
Pre-opening costs (C)	2,030	—	—	2,030
(Gain) Loss on lease terminations and impairment	—	324	—	324
Total operating costs	17,392	62,049	2,846	82,287
Operating income (loss)	(6,083)	3,008	(2,846)	(5,921)
Other income (expenses)
Interest and investment income	—	19	171	190
Interest expense (D)	(71)	(2,229)	(323)	(2,623)
Capitalized interest (D)	(24)	9	12	(3)
Other income (loss), net	3	60	44	107
Total other income (expenses)	(92)	(2,141)	(96)	(2,329)
Income tax expense	—	—	616	616
Net income (loss)	(6,175)	867	(3,558)	(8,866)
Less: net loss attributable to NCI	(15)	—	—	(15)
Net loss attributable to the company	(6,160)	867	(3,558)	(8,851)
Preferred dividends	—	—	(1,395)	(1,395)
Net income (loss) applicable to common stockholders	$(6,160)	$867	$(4,953)	$(10,246)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Nine Months Ended September 30, 2020	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$7,408	$129,658	$—	$137,066
Sales of food and beverages	10,675	11,959	—	22,634
Total revenues	18,083	141,617	—	159,700
Operating costs
Operating expenses	15,041	127,543	—	142,584
Cost of sales - food and beverages	2,747	3,907	—	6,654
General and administrative expense (A)	6,278	8,092	6,617	20,987
General and administrative expense - acquisition and transaction expenses (B)	1,861	196	1,058	3,115
Depreciation and amortization	9,012	11,100	217	20,329
Pre-opening costs (C)	1,049	—	—	1,049
(Gain) Loss on lease terminations and impairment	16	(2,047)	—	(2,031)
Total operating costs	36,004	148,791	7,892	192,687
Operating loss	(17,921)	(7,174)	(7,892)	(32,987)
Other income (expenses)
Interest and investment income	1	56	343	400
Interest expense (D)	(301)	(6,691)	(1,319)	(8,311)
Capitalized interest (D)	—	23	56	79
Other income (loss), net	—	(381)	(23,831)	(24,212)
Total other income (expenses)	(300)	(6,993)	(24,751)	(32,044)
Income tax expense	1	—	1,268	1,269
Net loss	(18,222)	(14,167)	(33,911)	(66,300)
Preferred dividends	—	—	(4,185)	(4,185)
Loss applicable to common stockholders	$(18,222)	$(14,167)	$(38,096)	$(70,485)

September 30, 2020	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$152,062	$285,262	$12,165	$449,489
Total liabilities	40,340	345,851	63,673	449,864
Preferred stock	—	—	61,583	61,583
Equity	$111,722	$(60,589)	$(113,091)	$(61,958)

Additions to property and equipment (including finance leases) during the nine months ended September 30, 2020	$5,506	$3,596	$403	$9,505

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Three Months Ended September 30, 2020	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$2,736	$56,030	$—	$58,766
Sales of food and beverages	3,440	4,259	—	7,699
Total revenues	6,176	60,289	—	66,465
Operating costs
Operating expenses	4,240	50,753	—	54,993
Cost of sales - food and beverages	843	1,327	—	2,170
General and administrative expense (A)	1,749	2,810	2,256	6,815
General and administrative expense - acquisition and transaction expenses (B)	996	41	64	1,101
Depreciation and amortization	2,991	3,789	73	6,853
Pre-opening costs (C)	227	—	—	227
Total operating costs	11,062	59,006	2,393	72,461
Operating loss	(4,886)	1,283	(2,393)	(5,996)
Other income (expenses)
Interest and investment income	—	18	117	135
Interest expense (D)	(94)	(2,446)	(357)	(2,897)
Capitalized interest (D)	—	1	—	1
Other income (loss), net	—	(215)	58	(157)
Total other income (expenses)	(94)	(2,642)	(182)	(2,918)
Income tax expense	1	—	497	498
Net loss	(4,981)	(1,359)	(3,072)	(9,412)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(4,981)	$(1,359)	$(4,467)	$(10,807)

(A)General and administrative expenses included severance expenses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively.
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
(D)Interest expense included the accretion of membership deposit liabilities in the amount of $2.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively, and $2.3 million and $6.1 million for the three and nine months ended September 30, 2020, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

Note 5. LEASES
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
Lease related costs recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2021, and September 30, 2020, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Amortization of right-of-use assets	$1,412	$1,480	$4,159	$4,496
Interest on lease liabilities	279	217	901	803
Total finance lease cost	1,691	1,697	5,060	5,299

Operating lease cost
Operating lease cost	6,144	8,881	22,714	27,146
Short-term lease cost	109	432	619	1,282
Variable lease cost	7,005	5,044	16,635	9,375
Total operating lease cost	13,258	14,357	39,968	37,803
Total lease cost	$14,949	$16,054	$45,028	$43,102
Other information related to leases included on the Consolidated Balance Sheet as of and for the nine months ended September 30, 2021 are as follows:

	Operating Leases	Financing Leases
Right-of-use assets	$186,220	$15,507
Lease liabilities	$191,070	$15,436

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	$22,375	$279
Financing cash flows	$—	$4,620

Right-of-use assets obtained in exchange for lease liabilities	$9,862	$1,670

Weighted average remaining lease term	14.4 years	1.5 years
Weighted average discount rate	8.2%	6.2%

Future minimum lease payments under non-cancellable leases as of September 30, 2021 are as follows:

	Operating Leases	Financing Leases
October 1, 2021 - December 31, 2021	$18,733	$1,732
2022	31,078	5,871
2023	31,019	4,877
2024	23,945	2,713
2025	21,578	1,510
Thereafter	182,248	572
Total minimum lease payments	308,601	17,275
Less: imputed interest	117,531	1,839
Total lease liabilities	$191,070	$15,436

(Gain) Loss on Lease Terminations and Impairment

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Gain) Loss on lease terminations	$3	$201	$(652)	$(2,924)
Impairment on corporate office assets (held-for-use)	—	—	3,303	—
Impairment on traditional golf properties (held-for-use)	—	—	—	792
Other losses	321	101	321	101
Total (Gain) Loss on lease terminations and impairment	$324	$302	$2,972	$(2,031)

(Gain) Loss on lease terminations -
During the nine months ended September 30, 2021, the Company recorded a gain of $0.7 million on the termination of one traditional golf course lease. The gain related to the derecognition of long-lived, intangible, and ROU assets and membership deposit liability balances.

During nine months ended September 30, 2020, the Company recorded a gain of $2.9 million on the termination of two traditional golf course leases. The gains related to the derecognition of long-lived, intangible, and ROU assets and membership deposit liability balances.

Held-for-use impairment -
During the nine months ended September 30, 2021, the Company recorded impairment charges of $3.3 million related to right-of-use and other lease related assets of our former headquarters office in New York given the relocation of the Company’s headquarters to Dallas, TX. This includes impairment of leasehold improvements of $0.1 million, furniture fixtures, and equipment of $0.3 million, and ROU assets of $2.7 million. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. The development of discounted cash flow models used to estimate the fair value of the asset groups required the application of significant judgement in determining market participant assumptions, including the projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

Note 6. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$721	$(181)	$540	$700	$(163)	$537
Management contracts	28,913	(17,583)	11,330	31,043	(18,427)	12,616
Internally-developed software	341	(127)	214	314	(79)	235
Membership base	4,012	(3,290)	722	5,944	(5,236)	708
Non-amortizable liquor licenses	961	—	961	1,028	—	1,028
Total Intangibles	$34,948	$(21,181)	$13,767	$39,029	$(23,905)	$15,124

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Note 7. DEBT

The following table presents certain information regarding the Company’s debt obligations at September 30, 2021 and December 31, 2020:

		September 30, 2021							December 31, 2020
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	2.43%	2.38%	22.2	$—	$200	$200
Finance leases (Equipment)	Jul 2014 - Jun 2021	15,436	15,436	Sep 2021 - Jan 2027	3.00% to 15.00%	6.11%	3.4	—	19,021	19,021
		15,636	15,636			6.05%	3.7	—	19,221	19,221
Less current portion of obligations under finance leases		5,638	5,638						6,470	6,470
Credit facilities and obligations under finance leases - noncurrent		9,997	9,997						12,751	12,751
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,177	Apr 2035	LIBOR+2.25%	2.38%	13.59	51,004	51,004	51,182
Total debt obligations		$66,640	$66,813			3.24%	11.3	$51,004	$70,225	$70,403

(A)Including the effect of deferred financing costs.
(B)Collateral for this obligation is the Company's general credit.

Note 8. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at September 30, 2021, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
September 30, 2021
ABS - Non-Agency RMBS (E)	$4,000	$3,680	$(1,521)	$2,159	$1,255	$—	$3,414	1	CCC	0.72%	29.16%	1.9	63.5%

December 31, 2020
ABS - Non-Agency RMBS (E)	$4,000	$3,276	$(1,521)	$1,755	$1,468	$—	$3,223	1	CCC	0.73%	29.14%	2.6	52.2%

(A)See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
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

The Company had no securities in an unrealized loss position as of September 30, 2021.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Note 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2021:

	September 30, 2021			December 31, 2020
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$3,414	$3,414	Pricing models - Level 3	$3,223	$3,223
Cash and cash equivalents	63,867	63,867		47,786	47,786
Restricted cash, current and noncurrent	4,151	4,151		3,047	3,047
Liabilities
Junior subordinated notes payable	$51,177	$27,445	Pricing models - Level 3	$51,182	$18,591

(A)Pricing models are used for (i) real estate securities that are not traded in an active market, and, therefore, have little or no price transparency, and for which significant unobservable inputs must be used in estimating fair value, or (ii) debt obligations which are private and not traded.

Fair Value Measurements

The fair value of financial instruments is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In determining fair value, the accounting standards establish a three-level hierarchy for inputs used in measuring fair value as follows: Level One inputs are quoted prices available for identical assets or liabilities in active markets; Level Two inputs are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; and Level Three inputs are unobservable and reflect management's own assumptions.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value because of their short-term nature. The Company’s real estate securities and debt obligations are currently not traded in active markets and therefore have little or no price transparency. As a result, the Company has estimated the fair value of these illiquid instruments based on internal pricing models subject to the Company’s controls described below.

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

Significant Unobservable Inputs

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$2,159	$3,414	11.0%	7.5%	2.8%	65.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2021 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2020	$3,223
Total gains (losses) (A)
Included in other comprehensive income (loss)	(214)
Amortization included in interest income	425
Purchases, sales and repayments (A)
Proceeds	(20)
Balance at September 30, 2021	$3,414

(A) There were no purchases, sales or transfers into or out of Level 3 during the nine months ended September 30, 2021.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Note 10. EQUITY AND EARNINGS PER SHARE

A. Stock Options

The following is a summary of the changes in the Company’s outstanding options for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2020	4,935,732	$2.57
Exercised	(1,353,184)	1.00
Balance at September 30, 2021	3,582,548	$3.17	1.88

Exercisable at September 30, 2021	2,578,926	$3.24	1.94

As of September 30, 2021, the Company’s outstanding options were summarized as follows:

Number of Options
Held by a former Manager	2,578,593
Issued to a former Manager and subsequently transferred to certain of that Manager’s employees (A)	1,003,622
Issued to the independent directors	333
Total	3,582,548
Weighted average strike price	$3.17

(A)The Company and a former manager (the "Manager") agreed that options held by certain employees formerly employed by that Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. For the nine months ended September 30, 2021, the former Manager exercised 1,353,184 options at a weighted average strike price of $1.00 resulting in common shares issued of 916,783.

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.2 million and $0.6 million during the three and nine months ended September 30, 2021, and $0.3 million and $0.2 million during the three and nine months ended September 30, 2020, respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $0.5 million as of September 30, 2021 and will be expensed over a weighted average of 1.3 years.

B. Restricted Stock Units ("RSUs")

The following is a summary of the changes in the Company’s RSUs for the nine months ended September 30, 2021.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2020	259,238	$3.72
Vested / Released	(68,251)	$4.60
Forfeited	(53,002)	$3.74
Balance at September 30, 2021	137,985	$3.27

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one-year vesting period. During the nine months ended September 30, 2021, the Company granted no RSUs to non-employee directors and 5,423 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the nine months ended September 30, 2021, the Company granted no RSUs to employees and 62,828 RSUs granted to employees vested. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to RSUs was $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.2 million as of September 30, 2021 and will be expensed over a weighted average period of 0.48 years.

C. Dividends

No dividends were declared on the 9.750% Series B, 8.050% Series C or 8.375% Series D preferred stock, for the twelve-month period beginning February 1, 2020 and ending January 31, 2021. As of September 30, 2021, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

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

On August 9, 2021 the board of directors declared dividends on the Company’s preferred stock for the period beginning August 1, 2021 and ending October 31, 2021, payable on November 1, 2021 to holders of record of preferred stock on October 1, 2021, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. Dividends totaling $1.4 million were paid on October 29, 2021.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

D. Earnings Per Share
The following table shows the Company's basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Loss Applicable to Common Stockholders	$(10,246)	$(10,807)	$(25,909)	$(70,485)

Denominator:
Denominator for basic earnings per share - weighted average shares	92,085,846	67,212,532	88,938,344	67,131,827
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	92,085,846	67,212,532	88,938,344	67,131,827

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.11)	$(0.16)	$(0.29)	$(1.05)
Loss Applicable to Common Stock, per share	$(0.11)	$(0.16)	$(0.29)	$(1.05)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.11)	$(0.16)	$(0.29)	$(1.05)
Loss Applicable to Common Stock, per share	$(0.11)	$(0.16)	$(0.29)	$(1.05)

The Company’s dilutive securities are outstanding stock options and RSUs. During the three and nine months ended September 30, 2021, based on the treasury stock method, the Company had 329,724 and 584,360 outstanding stock options and RSUs, respectively, which were excluded due to the Company's loss position. During the three and nine months ended September 30, 2020, based on the treasury stock method, the Company had 450,498 and 632,722 potentially dilutive securities, respectively.

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

Note 11. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2021
(Dollars in tables in thousands, except share data)

Note 12. COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Commitments - As of September 30, 2021, the Company had future payments for additional operating leases that had not yet commenced of $31.7 million. The leases are expected to commence over the next 0 - 24 months with lease terms of approximately 10 to 15 years. These leases are primarily commercial leases for future Puttery venues and the recognition of these leases on our balance sheet generally occurs when the Company takes possession of the underlying property.

Preferred Dividends in Arrears - As of September 30, 2021, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

Note 13. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.6 million and $1.6 million for the three and nine months ended September 30, 2021, respectively and $0.5 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
The Company maintained a valuation allowance against its deferred tax assets as of September 30, 2021 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
The Company and its subsidiaries file United States federal and state income tax returns in various jurisdictions. As of September 30, 2021, the Company is currently not subject to examination by the IRS for any open tax years and is currently under examination in Idaho for open tax years 2017 and after.

At December 31, 2020 and September 30, 2021, the Company reported a total liability for unrecognized tax benefits of $1.2 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

Note 14. SUBSEQUENT EVENTS

On November 5, 2021, the board of directors of the Company declared dividends on the Company's preferred stock for the period beginning November 1, 2021, and ending January 31, 2022. The dividends are payable on January 31, 2022, to holders of record of preferred stock on January 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

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

This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2021 and in our quarterly or current reports as filed with or furnished to the SEC. We disclaim any intent or obligation to update these forward-looking statements.

GENERAL

Business Overview

The Company owns and operates golf-related leisure and social entertainment venues and courses focused on bringing people together through competitive socializing, by combining sports and entertainment with elevated F&B offerings.

The Company conducts its business through an integrated portfolio spanning three brands, Drive Shack, American Golf, and Puttery. Drive Shack, which launched in 2018, owns and operates four entertainment golf venues featuring tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces. American Golf, the longest-running business in our portfolio, owns, leases, and manages 56 traditional golf properties spanning nine states throughout the United States. Puttery, the Company's newest competitive socializing and entertainment platform, is an adult-focused, modern spin on putting, re-defining the game and creating an immersive experience supported by innovative technology focused on competitive socializing. With a high-energy atmosphere that combines plentiful curated culinary offerings and inventive craft cocktails centered around a lively bar area with great music, guests can relax and enjoy their evening before, during and after their tee time. The Company launched its first Puttery venue in September 2021 in The Colony, Texas.

Recent Developments

On July 12, 2021, the Company entered into an Investment Agreement among the Company and Symphony Ventures, a partnership organized under the laws of Ireland, pursuant to which Symphony Ventures committed to invest $10.0 million in Puttery (the "Commitment"). On the terms and subject to the conditions set forth in the Investment Agreement, the Company will sell to Symphony Ventures 10% of the partnership interests in each of the wholly owned subsidiary limited partnerships, which we refer to as “SLPs”, formed by the Company to hold each of the Company’s Puttery venues, in exchange for an amount in cash equal to 10% of the total cost to build the Puttery venue owned by such SLP. Symphony Ventures’ purchase price in each such SLP will be applied to satisfy the commitment. In connection with each investment in an SLP, Symphony Ventures will receive the option to purchase partnership interests representing an additional 10% of the partnership interests in such SLP, at a purchase price equal to the original purchase price, exercisable within the first year following each investment. The Commitment expires on January 1, 2024. Following the satisfaction of its commitment of $10.0 million, Symphony Ventures will have the right, but not the obligation, to invest in each Puttery venue that the Company opens through the end of 2023, on the same terms as those applicable to the committed amount. See Note 1 to the Financial Statements for further information.

On November 5, 2021, the board of directors of the Company declared dividends on the Company's preferred stock for the period beginning November 1, 2021 and ending January 31, 2022. The dividends are payable on January 31, 2022, to holders of record of preferred stock on January 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

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

Subsequent to our closures, the gradual easing of restrictions has permitted us to safely and responsibly resume operations at both our entertainment golf venues and our traditional golf properties. Subject to locally mandated COVID-19 capacity and other limitations, all of our traditional golf properties and three of our four Drive Shack venues were safely and responsibly reopened by the end of the second quarter 2020. The fourth Drive Shack venue was reopened at the end of the fourth quarter of 2020. As of September 30, 2021, all of our entertainment golf venues and traditional golf properties were fully open and operating.

CARES Act

On March 27, 2020, Congress enacted the CARES Act to provide certain relief in response to the COVID-19 pandemic. The CARES Act includes numerous tax provisions and other stimulus measures. Among the various provisions in the CARES Act, the Company is utilizing the payroll tax deferrals offered as it continues to evaluate the applicability of other benefits.

General

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
As of September 30, 2021, the Company operated four Drive Shack venues located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. Additionally, the Company is committed to leases in New Orleans, Louisiana and in Manhattan (Randall’s Island), New York for Drive Shack venues. Drive Shack venues are freestanding, 60,000 square feet, open-air venues built on approximately 12 acres.
This segment also includes the Company's newest entertainment golf brand, Puttery, an adult-focused, modern spin on putting, re-defining the game within an immersive experience and innovative technology focused on competitive socializing and offers curated culinary offerings and inventive craft cocktails. Puttery venues range in size from 15,000 to 20,000 square feet and feature tech-forward putting courses anchored by bars and other social spaces that will serve to create engaging and fun experiences for guests.
The Company has announced its first five venues in The Colony, Texas just outside of Dallas; Charlotte, North Carolina; Washington DC; Miami, Florida and Houston, Texas. The Colony, Texas venue opened in September 2021 and Charlotte is projected to open in December 2021. Washington DC is projected to open in Q2 2022; Miami and Houston are projected to open in Q3 of 2022. Three additional locations are currently in or nearing lease execution.

•Traditional Golf | American Golf

American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of September 30, 2021, we owned, leased or managed 56 properties across nine states. American Golf is focused on delivering lasting experiences for our guests, with over 35,000 members and over 1.2 million rounds played at our properties during the nine months ended September 30, 2021.
Our traditional golf operations are organized into three principal categories due to the nature of the revenue streams generated by the following properties: (1) public properties (all leased), (2) private properties (leased and owned) and (3) managed properties (public and private).

New Venue Development and Growth | Puttery

We believe Drive Shack Inc. is the only company comprised of a truly integrated portfolio of both Entertainment and Traditional Golf businesses, which provides us with a unique opportunity to unlock top site locations by leveraging the operational experiences and municipal relationships developed by our traditional golf business. The Company strives to forward innovate and revolutionize next generation experiences. In September 2021, the Company launched Puttery, its newest competitive indoor socializing and entertainment platform.

Puttery is expected to expand our business by diversifying our experiential offerings with an adult-focused modern spin on indoor putting through innovative technology featuring a series of tech-forward putting courses anchored by bars and other social spaces that will serve to create engaging and fun experiences for our guests.

Our Puttery venues require much less space than a Drive Shack venue at approximately 15,000 - 20,000 sq.ft. of indoor new or existing retail space. Puttery expands store potential by hundreds of markets due to the vast availability of real estate, shorter development timelines, less capital risk and higher development yields. Advanced data and demographic analytics will allow us to strategically evaluate and develop a robust pipeline of target sites in prioritized markets across the United States. As we look to further grow our Puttery brand, the smaller format offers us the opportunity to improve investment returns and take advantage of the vast availability of retail space at favorable rates.

Notable Operational Results

During the third quarter, our traditional golf properties generated revenue of $65.1 million, our Drive Shack venues generated revenue of $10.5 million, and our newest brand, Puttery, generated revenue of $0.8 million in its first month of operation in September 2021.

Golf continues to emerge as one of the top outdoor activities naturally conducive to social distancing practices. Our traditional golf properties produced strong results during the nine months ended September 30, 2021, highlighting the unwavering demand for the sport. Restrictions on large gatherings are no longer in effect in the primary jurisdictions in which we operate. As such we are experiencing a steady return of events, banquets and other large gatherings which has led to increased sales of food and beverages.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2021	2020	Amount	%
Revenues
Golf operations (A)	$62,257	$58,766	$3,491	5.9%
Sales of food and beverages	14,109	7,699	6,410	83.3%
Total revenues	76,366	66,465	9,901	14.9%
Operating costs
Operating expenses (A)	60,729	54,993	5,736	10.4%
Cost of sales - food and beverages	3,696	2,170	1,526	70.3%
General and administrative expense	9,685	7,916	1,769	22.3%
Depreciation and amortization	5,823	6,853	(1,030)	(15.0)%
Pre-opening costs	2,030	227	1,803	794.3
(Gain) Loss on lease terminations and impairment	324	302	22	7.3%
Total operating costs	82,287	72,461	9,826	13.6%
Operating loss	(5,921)	(5,996)	(75)	(1.3)%
Other income (expenses)
Interest and investment income	190	135	55	40.7%
Interest expense, net	(2,626)	(2,896)	(270)	(9.3)%
Other income (loss), net	107	(157)	264	168.2%
Total other income (expenses)	(2,329)	(2,918)	589	20.2%
Loss before income tax	$(8,250)	$(8,914)	$(664)	(7.4)%

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2021	2020	Amount	%
Revenues
Golf operations (A)	$177,170	$137,066	$40,104	29.3%
Sales of food and beverages	34,167	22,634	11,533	51.0%
Total revenues	211,337	159,700	51,637	32.3%
Operating costs			0
Operating expenses (A)	165,234	142,584	22,650	15.9%
Cost of sales - food and beverages	8,951	6,654	2,297	34.5%
General and administrative expense	25,697	24,102	1,595	6.6%
Depreciation and amortization	17,852	20,329	(2,477)	(12.2)%
Pre-opening costs	3,375	1,049	2,326	221.7
(Gain) Loss on lease terminations and impairment	2,972	(2,031)	5,003	(246.3)%
Total operating costs	224,081	192,687	31,394	16.3%
Operating loss	(12,744)	(32,987)	(20,243)	(61.4)%
Other income (expenses)
Interest and investment income	502	400	102	25.5%
Interest expense, net	(7,964)	(8,232)	(268)	(3.3)%
Other income (loss), net	29	(24,212)	24,241	100.1%
Total other income (expenses)	(7,433)	(32,044)	24,611	76.8%
Loss before income tax	$(20,177)	$(65,031)	$(44,854)	(69.0)%

(A) Includes $14.7 million and $41.3 million for the three and nine months ended September 30, 2021, and $15.2 million and $37.1 million for the three and nine months ended September 30, 2020, respectively, due to management contract reimbursements reported under ASC 606.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Golf operations	$62,257	$58,766	$3,491	5.9%
Percentage of total revenue	81.5%	88.4%

Revenues from golf operations increased by $3.5 million primarily due to (a) an increase of $1.0 million in traditional golf related to course re-openings after courses closed during part of 2020 due to COVID-19 restrictions, and (b) an increase of $2.5 million in entertainment golf, of which $2.2 million is attributed to higher traffic at the venues as COVID-19 restrictions continue to be lifted versus the prior year period, and $0.3 million is attributed to the grand opening of the Puttery in Colony, Texas.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Golf operations	$177,170	$137,066	$40,104	29.3%
Percentage of total revenue	83.8%	85.8%

Revenues from golf operations increased by $40.1 million primarily due to (a) a $33.5 million increase in traditional golf related to course re-openings after courses closed during part of 2020 due to COVID-19 restrictions, and (b) a $6.5 million increase in entertainment golf, of which $5.7 million is primarily due to higher traffic at the venues as COVID-19 restrictions continue to be lifted versus the prior year period at the onset of the pandemic, and $0.3 million is attributed to the grand opening of the Puttery in Colony, Texas.

Sales of Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Sales of food and beverages	$14,109	$7,699	$6,410	83.3%
Percentage of total revenue	18.5%	11.6%

Sales of food and beverages increased by $6.4 million, due to a $3.8 million increase in traditional golf, and a $2.6 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifted. Entertainment golf increased due to higher traffic at the venues related to the lifting of COVID-19 restrictions.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Sales of food and beverages	$34,167	$22,634	$11,533	51.0%
Percentage of total revenue	16.2%	14.2%

Sales of food and beverages increased by $11.5 million, due to a $5.0 million increase in traditional golf, and a $6.5 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifted. Entertainment golf increased due to higher traffic at the venues related to the lifting of COVID-19 restrictions.

Operating Expenses

Operating expenses consist of course and venue level payroll and payroll-related (including hourly and salary wages, bonuses and commissions, health benefits, and payroll taxes), occupancy (including rent, property tax, and common area maintenance), and other course and venue level operating expenses (including utilities, repair and maintenance, and marketing), excluding pre-opening costs, which are recorded separately. Operating expenses also include course level operating costs for our traditional golf managed courses, for which we are reimbursed.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Operating expenses	$60,729	$54,993	$5,736	10.4%
Percentage of total revenue	79.5%	82.7%

Operating expenses increased by $5.7 million, primarily due to a $3.2 million increase in traditional golf, and a $2.5 million increase in entertainment golf. The increase was primarily due to increases in payroll and payroll related expenses as venues and events continue to ramp up this year with COVID-19 restrictions lifting.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Operating expenses	$165,234	$142,584	$22,650	15.9%
Percentage of total revenue	78.2%	89.3%

Operating expenses increased by $22.7 million, due to a $20.3 million increase in traditional golf, and a $2.4 million increase in entertainment golf. The increase was primarily due to increased costs to support increased operations with the lifting of COVID-19 restrictions.

Cost of Sales - Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Cost of sales - food and beverages	$3,696	$2,170	$1,526	70.3%
Percentage of total revenue	4.8%	3.3%

Cost of sales - food and beverages increased by $1.5 million directionally in-line with corresponding increase in food and beverage sales in traditional golf and entertainment golf.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2021	September 30, 2020	Amount	%
Cost of sales - food and beverages	$8,951	$6,654	$2,297	34.5%
Percentage of total revenue	4.2%	4.2%

Cost of sales - food and beverages increased by $2.3 million directionally in-line with corresponding increase in sales partially offset as prior year also included spoilage charges isolated to Q1-2020 from the onset of the pandemic and resulting course and venue shutdowns.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense consists of costs associated with our corporate support and administrative functions that support development and operations and includes stock-based compensation.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
General and administrative expense	$9,685	$7,916	$1,769	22.3%
Percentage of total revenue	12.7%	11.9%

General and administrative expense increased by $1.8 million consisting of a $0.2 million decrease in traditional golf resulting from a reduction of legal expenses, a $1.4 million increase in entertainment golf, and a $0.6 million increase at Corporate. The increases are due primarily to higher payroll and payroll-related expenses compared to reduced headcounts during the pandemic.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
General and administrative expense	$25,697	$24,102	$1,595	6.6%
Percentage of total revenue	12.2%	15.1%

General and administrative expense increased by $1.6 million, consisting of a $0.6 million decrease in traditional golf, a $0.9 million increase in entertainment golf, and an increase of $1.3 million at Corporate. The decrease in traditional golf is primarily due to payroll related expenses. The increase in entertainment golf is primarily due to an increase of $2.0 million in business development and personnel costs, offset by a reduction of $1.3 million in professional fees. The increase at Corporate is mainly due to increased payroll related expenses of $1.8 million partially offset by a reduction of $0.5 million in business development and insurance related expenses.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on property and equipment and financing lease assets, as well as amortization of intangible assets.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Depreciation and amortization	$5,823	$6,853	$(1,030)	(15.0)%
Percentage of total revenue	7.6%	10.3%

Depreciation and amortization decreased by $(1.0) million primarily due to the dispositions of the SeaCliff , Yorba Linda, and Lomas Santa Fe Country Clubs.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Depreciation and amortization	$17,852	$20,329	$(2,477)	(12.2)%
Percentage of total revenue	8.4%	12.7%

Depreciation and amortization decreased by $(2.5) million primarily due the dispositions of the SeaCliff , Yorba Linda, and Lomas Santa Fe Country Clubs.

Pre-Opening Costs
Pre-opening costs consist primarily of venue-related lease expenses, employee payroll, marketing expenses, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an entertainment golf venue.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Pre-opening costs	$2,030	$227	$1,803	794.3%
Percentage of total revenue	2.7%	0.3%

The increase is due to the recent opening of Puttery Colony and the impending grand opening of Puttery Charlotte.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Pre-opening costs	$3,375	$1,049	$2,326	221.7%
Percentage of total revenue	1.6%	0.7%

The increase is due to the recent opening of Puttery Colony and the impending grand opening of Puttery Charlotte.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
(Gain) Loss on lease terminations and impairment	$324	$302	$22	7.3%
Percentage of total revenue	0.4%	0.5%

There was no significant change in (Gain) Loss on lease terminations and impairment.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
(Gain) Loss on lease terminations and impairment	$2,972	$(2,031)	$5,003	(246.3)%
Percentage of total revenue	1.4%	(1.3)%

(Gain) Loss on lease terminations and impairment increased by $5.0 million primarily due to the 2021 gain on lease termination of SeaCliff, partially offset by the impairment of assets related to our New York, NY corporate office totaling $3.2 million, versus the 2020 gain on lease terminations related to two properties, Buffalo Creek and Monarch Bay.

Interest and Investment Income

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Interest and investment income	$190	$135	$55	40.7%
Percentage of total revenue	0.2%	0.2%

There was no significant change in interest and investment income.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Interest and investment income	$502	$400	$102	25.5%
Percentage of total revenue	0.2%	0.3%

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Interest expense, net	$(2,626)	$(2,896)	$(270)	(9.3)%
Percentage of total revenue	(3.4)%	(4.4)%

Interest expense, net decreased by less than $(0.3) million, not a significant change.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Interest expense, net	$(7,964)	$(8,232)	$(268)	(3.3)%
Percentage of total revenue	(3.8)%	(5.2)%

Interest expense, net decreased by less than $(0.3) million, not a significant change.

Other Income (Loss), Net

Other income (loss), net, consists of gains on the sale of traditional golf properties and earnings from our equity method investment.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Other income (loss), net	$107	$(157)	$264	168.2%
Percentage of total revenue	0.1%	(0.2)%

Other income (loss), net increased by $0.3 million primarily due to gain from extinguishments of debt related to our member deposit liabilities.

	Nine Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2021	September 30, 2020	Amount	%
Other income (loss), net	$29	$(24,212)	$24,241	100.1%
Percentage of total revenue	—%	(15.2)%

Other income (loss), net increased by $24.2 million primarily due to $24.7 million impairment that was recognized during the nine months ended September 30, 2020.

SEGMENT RESULTS

Entertainment Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2021	September 30, 2020	Amount
Revenues
Golf operations	$5,239	$2,736	$2,503
Sales of food and beverages	6,070	3,440	2,630
Total revenues	11,309	6,176	5,133
Total operating costs	17,392	11,062	6,330
Operating loss	$(6,083)	$(4,886)	$1,197

Total revenues

The increase in total entertainment golf revenues during the three months ended September 30, 2021 was due to more events and customers after the lifting of COVID-19 restrictions.

Operating loss

The increase in operating loss during the three months ended September 30, 2021 was primarily due to increased general and administrative expenses as a result of higher payroll and payroll-related expenses as venues reopened once COVID-19 restrictions were lifted.

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2021	September 30, 2020	Amount
Revenues
Golf operations	$13,976	$7,408	$6,568
Sales of food and beverages	17,145	10,675	6,470
Total revenues	31,121	18,083	13,038
Total operating costs	42,712	36,004	6,708
Operating loss	$(11,591)	$(17,921)	$(6,330)

Total revenues

The increase in total entertainment golf revenues during the nine months ended September 30, 2021 was due to the return of events and customers as the venues reopened following pandemic closures.

Operating loss

The decrease in operating loss during the nine months ended September 30, 2021 was as due to increased revenues following the return of events and customers as the venues reopened following pandemic closures.

Traditional Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2021	September 30, 2020	Amount
Revenues
Golf operations	$57,018	$56,030	$988
Sales of food and beverages	8,039	4,259	3,780
Total revenues	65,057	60,289	4,768
Total operating costs	62,049	59,006	3,043
Operating income (loss)	$3,008	$1,283	$1,725

Total revenues

The increase in traditional golf total revenues during the three months ended September 30, 2021 was primarily due to course re-openings after the courses were closed in March 2020 due to COVID-19 restrictions.

Operating income (loss)

The reversal of our operating loss during the three months ended September 30, 2021 was primarily due increased revenues and enhanced margins as the courses fully reopened following pandemic closures.

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2021	September 30, 2020	Amount
Revenues
Golf operations	$163,194	$129,658	$33,536
Sales of food and beverages	17,022	$11,959	5,063
Total revenues	180,216	141,617	38,599
Total operating costs	169,113	148,791	20,322
Operating income (loss)	$11,103	$(7,174)	$18,277

Total revenues

The increase in total traditional golf revenues during the nine months ended September 30, 2021 was primarily due to course re-openings after being closed due to COVID-19 restrictions.

Operating income (loss)

The reversal of our operating loss during the nine months ended September 30, 2021 was due to improved margins from the increased revenue as the courses re-opened from being closed due to COVID-19 restrictions.

Corporate

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2021	September 30, 2020	Amount
Total operating costs	$2,846	$2,393	$453
Operating loss	$(2,846)	$(2,393)	$453
Operating loss

The increase in operating loss during the three months ended September 30, 2021 was primarily due to increased payroll related expenses.

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2021	September 30, 2020	Amount
Total operating costs	$12,256	$7,892	$4,364
Operating loss	$(12,256)	$(7,892)	$(4,364)
Operating loss

The increase in operating loss during the nine months ended September 30, 2021 was primarily due to the $3.3 million impairment of corporate assets located at our New York, NY office, and a $1.7 million increase in payroll related expenses partially offset by a $0.6 million decrease in acquisition and transaction expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents on hand which resulted primarily from our February 2021 equity offering. The Company raised net proceeds of $54.6 million, after the underwriters discount of $2.9 million, through a common equity offering that closed in February 2021. Other expenses related to the offering totaled $0.6 million. Additionally, the company closed on the sale of its Rancho San Joaquin property in October 2020 resulting in net cash proceeds of $33.6 million. The proceeds generated by these transactions are being reinvested in our entertainment golf business.

As of September 30, 2021, we had $63.9 million of cash and cash equivalents.

Our primary cash needs are capital expenditures for opening new Drive Shack and Puttery entertainment golf venues and for general corporate purposes.

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

As of September 30, 2021, we are actively exploring the capital markets to meet our medium and long-term liquidity requirements to fund planned growth, including new venue development and construction, product innovation and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, public or private equity and debt issuances and strategically monetizing our remaining real estate securities and other investments. We continually monitor market conditions for these financing and capital opportunities and, at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(7,870)	$(2,301)
Investing activities	(22,251)	(9,681)
Financing activities	47,306	(3,478)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	$17,185	$(15,460)

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $7.9 million for the nine months ended September 30, 2021 and $2.3 million for the nine months ended September 30, 2020. Changes in operating cash flow activities are described below:

•Operating cash flows increased due to the following:
◦$10.8 million in net operating cash flows generated from the entertainment golf venues;
◦$2.0 million reduction in corporate payroll primarily due to reductions in headcount;
◦$0.5 million reduction in interest payments associated with the junior subordinated notes due to a lower coupon rate.

•Operating cash flows decreased due to the following:
◦$9.7 million in net operating cash flows generated from traditional golf operations;
◦$6.0 million primarily due to additional general and administrative payments;
◦$0.7 million in tax payments;
◦$2.5 million in payment of annual bonuses in 2021 that were earned in 2020.

Investing Activities

Cash flows provided by investing activities primarily relate to proceeds from the sales of traditional golf properties, and cash flows used in investing activities primarily consist of capital expenditures for the construction and development of entertainment golf venues and renovations of existing facilities.

Investing activities used $22.3 million during the nine months ended September 30, 2021 and $9.7 million during the nine months ended September 30, 2020.

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2021 and 2020 were $22.3 million and $9.6 million, respectively.

We expect our capital expenditures over the next 12 months to range between $90 and $100 million, depending on the Company's ability to obtain additional financing, which includes developing new Drive Shack and Puttery venues and remodeling and maintaining existing facilities.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the borrowing or repayment of debt obligations, deposits received on golf memberships, payment of preferred dividends, and the issuance of common stock.

Financing activities provided $47.3 million during the nine months ended September 30, 2021 and used $3.5 million during the nine months ended September 30, 2020. The increase was primarily due to $53.9 million of net proceeds from our equity raise that was completed on February 2, 2021.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2021, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2020.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

November 9, 2021

By:	/s/ Michael Nichols
Michael Nichols
Chief Financial Officer

November 9, 2021

By:	/s/ Lawrence A. Goodfield, Jr.
Lawrence A. Goodfield, Jr.
Chief Accounting Officer and Treasurer

November 9, 2021