Form 10-K
period 2021-12-31
Drive Shack Inc.
filed 2022-03-18
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended          December 31, 2021
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

☐ Yes ☒ No

The aggregate market value of the common stock held by non-affiliates as of June 30, 2021 (computed based on the closing price on the last business day of the registrant's most recently completed second quarter as reported on the NYSE) was: $304,802,737.

The number of shares outstanding of the registrant’s common stock was 92,093,425 as of March 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2022 Annual Meeting of Stockholders, to be filed within 120 days of fiscal year-end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	our financial liquidity and ability to access capital;
•	the ability to retain and attract members and guests to our properties;
•	changes in global, national and local economic conditions, including, but not limited to, increases in unemployment levels, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market, particularly due to the COVID-19 pandemic;
•	effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;
•	competition within the industries in which we operate or may pursue additional investments, including competition for sites for our entertainment golf venues;
•	material increases in our expenses, including but not limited to unanticipated labor issues, monetary inflation, rent or costs with respect to our workforce, and costs of goods, utilities and supplies;
•	our inability to sell or exit certain properties, and unforeseen changes to our ability to develop, redevelop or renovate certain properties;
•	our ability to further invest in our business and implement our strategies;
•	difficulty monetizing our real estate debt investments;
•	liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;
•	changes to and failure to comply with relevant regulations and legislation, including in order to maintain certain licenses and permits, and environmental regulations in connection with our operations;
•	inability to execute on our growth and development strategy by successfully developing, opening and operating new venues;
•	impacts of failures of our information technology and cybersecurity systems;
•	the impact of any current or further legal proceedings and regulatory investigations and inquiries; and
•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission, which we refer to as the SEC in this Annual Report on Form 10-K.

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

As of December 31, 2021, the Company operated four Drive Shack venues located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia. Additionally, the Company is committed to a lease in Manhattan (Randall’s Island), New York for a Drive Shack venue. Drive Shack venues are freestanding, 50,000 - 60,000 square feet, open-air venues built on approximately 12 acres.

This segment also includes the Company's newest entertainment golf brand, Puttery, an adult-focused, modern spin on putting, re-defining the game within an immersive experience and innovative technology as guests move from one course to the next. With a high-energy atmosphere that combines plentiful curated culinary offerings and inventive craft cocktails centered around a lively bar area with great music, guests can relax and enjoy their evening before, during and after their tee time. Puttery venues range in size from 15,000 to 20,000 square feet and feature indoor putting courses anchored by bars and other social spaces that serve to create engaging and fun experiences for guests.

The Company launched its first Puttery venue in September 2021 in The Colony, Texas. As of December 31, 2021, the Company operated two leased Puttery venues located in The Colony, Texas and Charlotte, North Carolina. The Company is committed to eight additional Puttery leases for venues in Washington, DC, Miami, Houston, Philadelphia, Chicago, Pittsburgh, New York City (Manhattan), and Kansas City. Puttery venues are indoor venues typically located in urban and suburban dining and entertainment districts.

•Traditional golf | American Golf
American Golf, acquired by the Company in December 2013, is one of the largest operators of golf properties in the United States. As an owner, lessee, and manager of golf courses and country clubs for over 45 years, we believe American Golf is one of the most experienced operators in the traditional golf industry. As of December 31, 2021, we owned, leased or managed 55 properties across nine states. American Golf is focused on delivering lasting experiences for our guests, with over 35,000 members and over 1.6 million rounds played at our properties during the twelve months ended December 31, 2021.
Public Properties.   Our twenty-eight (28) leased public properties generate revenues principally through daily green fees, golf cart rentals and food, beverage and merchandise sales.  Amenities at these properties generally include practice facilities, pro shops and food and beverage facilities.  At certain locations, our public properties have larger clubhouses with extensive banquet facilities. In addition, The Players Club is a fee-based monthly membership program offered at most of our public properties, with membership benefits ranging from daily range access and off-peak course access to the ability to participate in golf clinics.
Private Properties.   Our five (5) leased or owned private properties, which are open primarily to members and their guests, generate revenues principally through initiation fees, membership dues, food, beverage and merchandise sales, and guest fees. Amenities at these properties typically include practice facilities, full-service clubhouses with a pro shop, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities.

Managed Properties. Our twenty-two (22) managed properties are operated by American Golf pursuant to management agreements with the owners of each property.  We recognize revenue from each of these properties in an amount equal to a management fee and the reimbursements of certain operating costs.
During 2021, the Company exited a total of three management agreements and two leases that had expired, bringing our total number of managed properties to twenty-two (22) and leased properties to thirty-two (32).

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

We expect Puttery to expand our business by diversifying our experiential offerings with an adult-focused modern spin on putting through innovative technology featuring a series of indoor putting courses anchored by bars and other social spaces that will serve to create engaging and fun experiences for our guests. Our Puttery venues require much less space than a Drive Shack venue at approximately 15,000 - 20,000 square feet of indoor new or existing retail space. Puttery expands store potential by hundreds of markets due to the vast availability of real estate, shorter development timelines, less capital risk and higher development yields. We believe that advanced data and demographic analytics will allow us to strategically evaluate and develop a robust pipeline of target sites in prioritized markets across the United States. As we look to further grow our Puttery brand, the smaller format offers us the opportunity to improve investment returns and take advantage of the vast availability of retail space at favorable rates.

As we build our brand through the existing operation of Drive Shack locations and new Puttery locations, we continue to strengthen our position in this growing industry. We believe there is significant opportunity to capture market share given the industry disruption from the COVID-19 pandemic and the structural decline of dated businesses, coupled with the rising demand for social and interactive entertainment options. We have strategically aligned our Drive Shack and Puttery businesses to provide competitive, social and interactive experiences to capitalize on this unique and timely opportunity, as we feel other entertainment concepts in our industry have failed to address the shift in consumer preferences. There are a variety of consumers who seek out active socializing options. We will use data and testing to understand unique drivers, test consumer behaviors, and understand spending habits, seeking to optimize the most effective way to target, acquire, and retain consumers.
In addition to our first two Puttery locations in The Colony and Charlotte, we currently have executed lease agreements with landlords to develop additional locations in Washington, DC, Miami, Chicago, Houston, Pittsburgh, Philadelphia, New York City (Manhattan), and Kansas City. We continuously analyze the performance of our first two locations and if necessary, adjustments will be made, if necessary, to further refine our operational and financial models as we expand our Puttery national footprint. We plan to open seven locations during 2022 and expect to end the year with a total of nine Puttery venues in operation.

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
•Food & Beverage – A complete social experience is rounded out by exceptional food and beverage options. Along with heightened visual cues, craft cocktails and curated food choices will enhance the overall experience for every consumer.
•Inclusivity – An activity and experience that allows everyone to participate and enjoy, regardless of skill level.

Our focus is on creating an environment that enables sociable competition and connecting with friends and family, providing our guests with memorable and meaningful experiences. These experiences are designed to cater to a range of audiences and competitive appetites, to attract new guests and to drive loyalty and advocacy among our existing guests.

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

Technology. Our Drive Shack venues are equipped with radar-based TrackMan™ technology, which provides precision ball tracking, in real time, affording us the ability to bring our augmented reality gaming to the next level.

Our proprietary gaming software provides us with the unique ability to continuously develop and release cutting edge, fun and engaging games. Our current suite of proprietary games includes Darts, Monster Hunt, ShackJack, Pro Range and our newest game launched in 2021, Snowman. We refresh our existing games and supplement with new releases periodically. In addition, our partnership with TrackMan™ provides our guests with access to an extensive portfolio of world-famous virtual golf courses. These games and virtual golf courses are suitable for all skill sets and competitive appetites.

Elevated Food & Beverage. Our venues feature chef-inspired food offerings alongside inventive craft cocktails. Our menus feature a thoughtfully curated selection of shareable food options, further enabling the socializing nature of our venues. They are designed and tailored to consumer preferences and lifestyle trends, offering unique flavors, and high-quality fresh ingredients to create a premium selection of options to appeal to our broad range of guests.

Alongside our food menu, we have a beverage offering that features a variety of beers, craft cocktails, non-alcoholic cocktails, canned wine and seltzers, and premium spirits. Our beer selection consists of local and regional craft beers and varies by venue locations. In certain locations, we have partnerships with local breweries which source and produce exclusive beverages in both our Drive Shack and Puttery venues.

We plan to rollout new seasonal or limited time offerings, to supplement our core menu and give our guests more reasons to keep coming back as well as attract new guests.

Events. Our venues provide an electric atmosphere for experiential event options spanning corporate events to social gatherings. Each Drive Shack venue features climate-controlled bays, 300-plus television screens, a rooftop terrace with fire pits, and private indoor and outdoor meeting spaces fully equipped with A/V technology and wi-fi, that can accommodate a variety of group sizes up to 1,200 guests. Our Puttery venues have dedicated VIP event spaces as well as other areas throughout each venue, such as lounge areas and outdoor patios. Our event packages feature an elevated chef-inspired catering menu and beverage packages, that are customizable to our guests. Our dedicated event team handles everything from planning to execution to create memorable and meaningful experiences for all our event participants.

•Site selection, development, and the experience

Site Selection. Our site selection process is integral to the successful execution of our growth strategy and is led by our Real Estate Committee, integrating a variety of analytical measures with an evaluation of key factors of the overall quality and viability of potential sites. These factors include but are not limited to size and quality of land and existing real estate space; population demographics, such as target population density, age, and household income levels; competition levels in the market; site visibility, accessibility and traffic volume; proximity to other entertainment facilities, restaurants and bars; and market or landlord incentives.

Venue Development. Our Drive Shack venue formats are generally open-air 60,000 square feet venues on average built on approximately 12 to 15 acres of land. This format features 72 to 96 climate-controlled bays with lounge seating and an approximately 200 yard outfield. The total investment cost of a new Drive Shack venue ranges from $25 to $40 million. We may either enter into a long-term ground lease or purchase the land for our Drive Shack venue format. The average development time for our large format Drive Shack venue is 18 to 24 months.

We currently have a lease commitment in Manhattan (Randall’s Island), New York for a future Drive Shack entertainment golf venues. The Company continues to hold its lease in New Orleans, Louisiana, but suspended development activities for the venue during 2021 and, as of the date of this Annual Report on Form 10-K, is considering alternatives to the development of a Drive Shack venue on such site.

Our new Puttery venues average between 15,000 to 20,000 square feet of existing indoor space. These venues each feature anywhere from two to four uniquely themed nine-hole courses, depending on venue size and layout. The total investment cost of a Puttery venue is expected to range from $7 to $11 million, exclusive of landlord incentives. We believe the development timeline for a Puttery venue averages six to nine months and will vary based on the unique layout of each venue.

On occasion, we expect that our various venue formats may be smaller or larger or cost more or less than our targeted range, depending on the specific circumstances of the selected site or market.

Transcending the Experience. We look to create meaningful and memorable experiences by combining world class golf technology, great drinks, delicious food and welcoming environments. Our Drive Shack venues are organized and designed to spread and amplify guest energy and revolutionize the golf and competitive socializing experience. We encourage guest interaction with other guests by way of carefully placed bars and lounges, social event areas, outdoor patios and climate-controlled bays. The lighting, finishes and furniture are contemporary yet comfortable and are purposely organized for group interaction and a social atmosphere. Whether a golfer or not we want everyone to feel comfortable experiencing our version of golf.

Our new Puttery venues consist of exciting, adult focused mini-golf and leisure spaces with social interaction in mind, character-filled with innovative interior designs (including course thematics consisting of libraries, lodges, redwood forests and cityscape rooftops). Each location is customized to create unique ways to socialize with friends for a night out, have drinks with colleagues or meet new people. These bar forward mini-golf spaces blend vintage putting with upscale casual lifestyle through the strategic placement of the lounges, bars, courses, and VIP spaces within each venue. The courses are intimate, transformative and designed specifically to keep guests connected and socializing while playing enhanced mini golf. Beverage and food opportunities are plentiful with multiple bars and a full-service kitchen. Our lounge furniture and finishes are all created with a comfortable yet upscale experience.

Marketing

•Growing Brand Awareness

Continuing to build and grow brand awareness is a top priority. Our strategy consists of multiple layers, which includes local and national data and demographic profiles to identify interests and behaviors, competitors and consumption habits of our target consumers. Our agency partners assist us in developing creative content and messaging that we believe will both continue to grow our Drive Shack and American Golf business and bring the Puttery brand successfully to market. Marketing is a full funnel strategy, including paid and earned media, digital, social, video, out-of-home, events, customer relationship management, influencer marketing, content creation, and celebrity collaboration.

•Embracing Local Communities

Local Partnerships. Each Drive Shack venue prides itself on forging bonds with local partners in the community. For example, our Drive Shack location in Richmond partnered with a local brewery to create an exclusive premium beer for our venue, while our Drive Shack location in Raleigh has partnered with a local female-owned brewery. We have also collaborated with a local specialty ice cream shop to create a new scratch rendition of the classic ice cream sandwich inspired by Arnold Palmer, called the Chilly Palmer. We plan to continue to explore local partnerships and collaborations that may vary by venue and geographic location.

•Customized Programming and Promotions

Unique Programs. Our guest experience is enhanced by ongoing events and programs designed to engage a range of guest desires, including quarterly Social Leagues and Summer Swing Academy, which introduces young kids to golf in a fun, relaxed environment. Intended to drive new and repeat guests to our venues, we feature Limited Time Offers ("LTOs") that are generally rolled out on a quarterly basis. The LTOs typically include three new food and three new beverage offerings that have been created and inspired by our talented chefs in each of our Drive Shack venues

We also have designed programming around seasonal events, including March Madness, National Beer Day, and Easter, with our family themed Easter Egg Hunt. We continually innovate new ways for guests to compete within the venue, such as our new, repeatable tournament model, Drive Shack Open, for use at our large format entertainment venues. The Drive Shack Open is geared towards more competitive, avid golfers and is structured as a single-day tournament, with four-person teams, a team entry fee and prizes awarded to teams based on scores. In December 2020, we debuted our first Drive Shack Open tournament, which was met with huge demand and sold out in advance of the tournament. Given its success, we have continued through 2021. We have also developed an in-venue tournament model, Monster Hunt Challenge, that is geared towards less serious players and non-golfers. The Monster Hunt Challenge is structured as a 4-week tournament model built specifically for competition with "high score" tournament mentality for both groups and solo players, with unlimited entries at a low cost per entry fee and prizes awarded based on highest score.

Promotional Campaigns. We periodically develop promotional programs to attract new guests and increase the length of stay and spend per visitor. Our promotional programs include Happy Hour specials, offering discounted food and beverage selections during specified periods of time as well as various holiday promotions. These promotions are intended to appeal to our existing guests and to encourage new guests to experience our version of golf in climate-controlled bays. We also launched a 2-Bay promotional package in Fall 2020 to address restrictions on large group gatherings. This promotional package allows groups of 10 guests or less to reserve two bays and includes a generous food and beverage credit and two hours of play for a reasonable set price. The promotion was successful during the height of COVID-related restrictions and we continue to offer this package today during non-peak seasonal times throughout the year.

Intellectual Property

We have registered the trademarks Drive Shack®, Puttery® and American Golf® and their primary logos have registered or applied to register certain additional trademarks with the United States Patent and Trademark Office and in various foreign countries. We consider our trade names and our logos to be important features of our operations and seek to actively monitor and protect our interest in this property in the various jurisdictions where we operate. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs that we protect by requiring all of our employees to accept an agreement to keep trade secrets confidential in connection with their onboarding process.

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

Our entertainment golf business competes with restaurants, dining and social clubs and other entertainment attractions including movie theaters, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and theme parks. Many of the entities operating these businesses are larger and better capitalized, have a greater number of stores, have been in business longer and are better established with stronger name recognition in the markets where our Drive Shack and Puttery venues are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to our venues. In addition, the competition is subject to frequent innovations in the products and services offerings which could significantly impact our ability to attract and retain new and recurring guests.

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

Seasonality

Seasonality can affect our results of operations. Our traditional golf business is subject to seasonal fluctuations as colder temperatures and shorter days reduce the demand for outdoor activities. As a result, the traditional golf business generates a disproportionate share of its annual revenue in the second and third quarters of each year. In addition, our Drive Shack and Puttery venues could be significantly impacted on a season-to-season basis, based on corporate event and social gathering volumes during holiday seasons and school vacation schedules. For this reason, a quarter-to-quarter comparison may not be a good indicator of our current and/or future performance.

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

Human Capital Management

Entertainment Golf

As of December 31, 2021, there were approximately 837 employees in our entertainment golf segment including: 776 hourly venue employees, and 61 venue managers.

Traditional golf

As of December 31, 2021, there were approximately 2,465 employees in our traditional golf segment: 2,206 hourly course employees, 259 course managers and 22 corporate personnel.

Corporate

As of December 31, 2021, there were 68 employees in our corporate segment.

The number of Company employees represented by unions, and solely within the traditional golf business, is insignificant. We believe our current relations with our employees are good. While the Company has not adopted any systematic human capital metrics, management focuses on fostering diversity including gender diversity in the executive suite and the Company conducts training on respectful workplace practices for its employees on a regular basis. The Company also employs safety management resources internally in order to ensure safety in our traditional golf and entertainment golf venues. The Company also offers financial benefits and rewards for performance in the discretion of individual departments in order to increase retention and reduce turnover.

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

Where Readers Can Find Additional Information

The Company files annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, which we refer to in this Annual Report on Form 10-K as the Exchange Act, with the SEC. Our SEC filings are available to the public from the SEC’s website at http://www.sec.gov.

Our website for our stockholders and other interested parties is http://ir.driveshack.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website in the "Investor Relations-Corporate Governance” section are charters for the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, as well as our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Information on, or accessible through, our website is not a part of, and is not incorporated into, this report.

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

Risks Related to Our Business and Industry

The COVID-19 pandemic has disrupted, and may continue to disrupt, our business, and may in the future have a material adverse effect on our business, operations and results of operations.

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have, and may in the future have, a negative impact on customer traffic at our entertainment golf and traditional golf venues, and make it more difficult to staff our venues. We have experienced, and may in the future experience, closures, difficulty in obtaining supplies and/or increases to commodity costs, potentially for prolonged periods of time. We also may need to limit the number of people that use our facilities at any given time. State and local governmental authorities may impose various restrictions and other measures to mitigate the spread of COVID-19, or other pandemics or disease outbreaks. For example, we may be required to limit the hours in which we are permitted to serve food and beverages.

In addition, our operations may be disrupted when our employees or employees of our business partners are suspected of having COVID-19 or other illnesses since this may require us or our business partners to quarantine some or all such employees and close and disinfect our impacted restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including as result of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. This could also cause a delay in our ability to build our facilities and implement our strategies.

Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses, or the perceived risk of infection or health risk, could cause employees or guests to avoid gathering in public places, such as our venues, which adversely impacts our guest traffic and our ability to adequately staff venues. We could be adversely affected when government authorities impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products.

We opened the first two of our Puttery venues in 2021, and plan to complete development of additional Puttery venues that will open in 2022. There can be no assurance that the Puttery venues will open or operate as expected.

We opened our first two Puttery venues in 2021 and plan to open another seven (7) during 2022 for which we have executed leases. This plan depends on the completion of construction of seven (7) additional locations, all of which remain in various stages of planning or process and may not occur on the timelines that we expect. Following the execution of any leases, we have in the past terminated, and may in the future terminate, such leases for various reasons prior to the construction or opening of the venue, which could delay our plans. In addition, we have in the past replaced or repaired and may in the future replace or repair the technology at our various venues which could further delay our plans. For example in 2019, we closed our Orlando location for approximately one month in order to install our TrackMan™ radar-based system, replacing our older technology. In the past, the construction time of our existing Drive Shack locations has exceeded our expected build timelines. For instance, our Orlando location opened approximately one month later than we had projected. If we are unable to develop and open the Puttery venues as expected, or, when and if opened, they do not accomplish the goals described herein, or if we experience delays or cost overruns in development, our business, operating results, cash flows and liquidity could be materially and adversely affected.

We may experience time delays, unforeseen expenses and other complications while developing the Puttery venues as well as supply chain disruptions. These complications can delay the commencement of revenue-generating activities, reduce the amount of revenue we earn and increase our costs. Delays in development beyond our estimated timelines, or amendments or change orders to development contracts we have entered into and will enter into in the future, could increase the cost of completion beyond the amounts that we estimate. Increased costs could require us to obtain additional sources of financing to continue development on our estimated development timeline or to fund our operations during such development. Any delay in completion of a Puttery venue could cause a delay in the receipt of revenues estimated therefrom. As a result of any one of these factors, any significant development delay, whatever the cause, could have a material adverse effect on our business, operating results, cash flows and liquidity.

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

Our business strategy relies on our ability to develop, open and operate golf entertainment venues, including Drive Shack venues and Puttery venues. As of the date of this Annual Report on Form 10-K, we have four open and operating Drive Shack venues and two open and operating Puttery venues. Our strategy includes the continued expansion of our geographic footprint by opening seven additional Puttery venues during 2022. Opening new venues requires us to identify locations with a favorable consumer market, enter into contracts to lease and/or purchase land, construct our venues in compliance with applicable zoning, licensing, land use and environmental regulations and finance our development, construction and opening costs. Thus, there can be no assurance that we will successfully open new Drive Shack or Puttery venues in accordance with the timing and cost assumptions inherent in our strategic plan. In addition, if the construction and compliance costs of any venue exceeds our budgeted estimates, our expected return on investment would be diminished, which could increase our cost of capital relative to returns and slow our growth strategy or ability to fund it.

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

We have a limited operating history at our Drive Shack and Puttery venues, which may not be sufficient to evaluate our business and prospects.

We have a limited operating history and track record at Drive Shack and Puttery venues, in part because the COVID-19 pandemic occurred early in our operating history. A number of our entertainment golf venues are, and in the future others will be, located in areas where we have little or no meaningful operating experience. Those markets may have different competitive conditions, local regulatory requirements, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new venues to be less successful than we expect. As a result, our prior operating history and historical financial statements may not be a reliable basis for evaluating our business prospects or the future value of our shares. Our strategy may not be successful, and if unsuccessful, we may be unable to modify it in a timely and successful manner. We cannot give you any assurance that we will be able to implement our strategy on a timely basis, if at all, or achieve our internal model or that our assumptions will be accurate. Our limited operating history also means that we continue to develop and implement various policies and procedures including those related to data privacy and other matters. We will need to continue to build our team to implement our strategies.

We will continue to incur significant capital and operating expenditures while we expand the geographic footprint of our Drive Shack venues and launch new Puttery venues, which are currently under construction, as well as other future projects. We will need to invest significant amounts of additional capital to implement our strategy. Any delays beyond the expected development period for these assets would prolong, and could increase the level of, operating losses and negative operating cash flows. Our future liquidity may also be affected by the timing of financing availability in relation to the incurrence of construction costs and other outflows and by the timing of receipt of cash flows in relation to the incurrence of project and operating expenses. Our ability to generate any positive operating cash flow and achieve profitability in the future is dependent on, among other things, the successful expansion of Drive Shack and new Puttery venues.

Our business is dependent upon obtaining substantial additional funding from various sources, which may not be available or may only be available on unfavorable terms.

In the future, we expect to incur additional indebtedness to continue to develop our operations, and we are considering alternative financing options. If we are unable to secure additional funding, or amendments to existing financing, or if additional funding is only available on terms that we determine are not acceptable to us, we may be unable to fully execute our business plan and our business, financial condition or results of operations may be adversely affected. Additionally, we may need to adjust the timing of our planned capital expenditures and venue development depending on the availability of such additional funding. Our ability to raise additional capital will depend on financial, economic and market conditions, our progress in executing our business strategy and other factors, many of which are beyond our control. We cannot assure you that such additional funding will be available on acceptable terms, or at all. To the extent that we raise additional equity capital by issuing additional securities at any point in the future, our then-existing shareholders may experience dilution. Debt financing, if available, may subject us to restrictive covenants that could limit our flexibility in conducting future business activities and could result in us expending significant resources to service our obligations. If we are unable to comply with these covenants and service our debt, we may lose control of our business and be forced to reduce or delay planned investments or capital expenditures, sell assets, restructure our operations or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets, risks relating to the credit risk of our customers and the jurisdictions in which we operate, as well as general risks applicable to the consumer discretionary spending sector.

The success of our growth and operational strategy depends in part on our ability to procure or develop and protect our intellectual property rights and technology.

Our growth strategy depends on our ability to procure or develop and protect technologies to be used at our Drive Shack venues and our Puttery venues, and we may not be able to adequately procure or develop these technologies or protect the intellectual property rights in these technologies. Further, our competitors may adapt technologies or business models more quickly or effectively than we do, creating products that are technologically superior to ours or more appealing to consumers. As a result, we may lose an important advantage in the markets in which we open our entertainment golf venues. In addition, if third parties misappropriate or infringe, or otherwise inhibit access to, our intellectual property, our brand may fail to achieve and maintain market recognition and our growth strategy may be harmed. To protect the right to use our technologies and intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management and adversely affect our revenue, financial condition and results of operations. In addition, our ball-tracking technology in our Drive Shack entertainment golf venues is provided by a single vendor, TrackMan™. If that vendor were to cease operations or default on its obligations to provide technology, we could suffer a material adverse effect on our business or operations. In addition, this vendor may provide services to other competitors, as we do not maintain exclusive rights to the technology. Further, this vendor could choose not to implement its technology at new venues.

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

The maintenance of satisfactory turf grass conditions on our traditional golf properties requires significant amounts of water. Our ability to irrigate a golf course could be adversely affected by a drought or other cause of water shortage, such as government imposed restrictions on water usage. Additionally, we may be subject to significant increases in the cost of water. We have a concentration of traditional golf properties in states such as California and New York that experience periods of unusually hot, cold, dry or rainy weather. Unfavorable weather patterns in such states, or any other circumstance or event that causes a prolonged disruption in the operations of our properties in such states (including, without limitation, economic and demographic changes in these areas), could have an adverse impact on our traditional golf segment which is vulnerable to all these factors.

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

We may be required to make significant cash outlays in connection with initiation deposits at our traditional golf properties. Until 2021 members of our private properties were generally required to pay an initiation deposit upon their acceptance as a member and, in most cases, such deposits are fully refundable after a fixed number of years (typically thirty (30) years) and upon the occurrence of other contract-specific conditions, whether or not the applicable golf property has undergone a transfer of ownership since the time of the deposit. While we will make a refund to any member whose initiation deposit is eligible to be refunded, we may be subject to various states’ escheatment laws with respect to initiation deposits that have not been refunded to members. All states have escheatment laws and generally require companies to remit to the state cash in an amount equal to unclaimed and abandoned property after a specified period of dormancy, which is typically three to five years. Moreover, most of the states in which we conduct business hire independent agents to conduct unclaimed and abandoned property audits. We currently do not remit to states any amounts relating to initiation deposits that are eligible to be refunded to members based upon our interpretation of the applicability of such laws to initiation fee deposits. The analysis of the potential application of escheatment laws to our initiation deposits is complex, involving an analysis of constitutional and statutory provisions and contractual and factual issues. While we do not believe that initiation deposits must be escheated, we may be forced to remit such amounts if we are challenged and fail to prevail in our position.

Our investments in real estate and facilities are subject to numerous risks, including the risk that the values of our investments may decline if there is a prolonged downturn in real estate values.

Our operations encompass a large amount of real estate holdings, primarily in the form of leasehold interests. Accordingly, we are subject to the risks associated with holding real estate investments. Our real estate holdings (including our long-term leaseholds) are subject to risks typically associated with investments in real estate. The investment returns available from equity investments in real estate depend in large part on the amount of income earned, expenses incurred, and capital appreciation generated by the related properties. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and time-consuming to expand, modify or renovate older properties. Under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Any of these factors could have an adverse impact on our business, financial condition or results of operations.

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

As of December 31, 2021, we operated multiple traditional golf properties in several metropolitan areas, including over two dozen in the greater Los Angeles, California region. As a result, any prolonged disruption in the operations of our properties in any of these markets, whether due to technical difficulties, power failures or destruction or damage to the properties as a result of a natural disaster, such as hurricanes or earthquakes, fire or any other reason, could harm our results of operations or may result in property closures. In addition, some of the metropolitan areas where we operate properties could be disproportionately affected by regional economic conditions, such as declining home prices and rising unemployment. Concentration in these markets increases our exposure to adverse developments related to competition, as well as economic and demographic changes in these areas.

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

Our managed traditional golf properties are properties that American Golf manages pursuant to a management agreement with the owner of each property. In the ordinary course of business, our property owners request modifications to our management agreements, and we may not agree on the scope or content of such requests, which could cause a dispute to arise. If any property owner defaults on its obligation to pay us the management fee that we are entitled to receive under the management for the property, we are at risk of losing some or all of the revenue associated with that management agreement. In addition, we may decide to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. On the other hand, we may determine that cost of enforcing any claims would be prohibitive and expose us to the risk of high litigation fees or adverse judgments. Any damages we ultimately collect may be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement, which may result in, among other things, financial losses and decreased revenues.

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

While we have cyber security procedures and related insurance coverage in place, given the evolving nature of these threats, there can be no assurance that we will not suffer material losses in the future due to cyber-attacks or other systems or infrastructure failures. The theft, loss, misappropriation, fraudulent or unlawful use of customer, employee or company data, including in connection with one or more cyber-attacks on us or one of our third-party providers, could harm our reputation, result in loss of members or business disruption or result in remedial and other costs, fines or lawsuits. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third-parties engaged by us) could result in fines or restrictions on our use or transfer of data. Any of these matters could adversely affect our business, financial condition or results of operations.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which in the case of our business, may include personal identifying information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition and results of operations. If our incident response and disaster recovery plans do not resolve these issues in an efficient manner, remediation of these problems could result in significant, unexpected capital expenditures.

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

Item 1B. Unresolved Staff Comments
We have no unresolved staff comments received more than 180 days prior to December 31, 2021.

Item 2. Properties.

We lease our principal office in Dallas, TX. We also lease a corporate office in New York, NY that previously supported our entertainment golf business, which is currently subleased to a subtenant, and we lease a corporate office in El Segundo, CA, that previously supported our traditional golf business. As of December 31, 2021, our New York offices were subleased for the remaining term of the lease through August 2026 and we had ceased using the El Segundo offices which will remain unused until lease expiration in May 2022.

Entertainment Golf Venues

As of December 31, 2021, we operate four Drive Shack and two Puttery venues as shown in the following table by location, category and number of bays.

Venue	City	State	Category	# of Bays
Drive Shack	Orlando	FL	Leased	90
Drive Shack	Raleigh	NC	Owned	96
Drive Shack	Richmond	VA	Leased	96
Drive Shack	West Palm Beach	FL	Leased	96
Puttery	The Colony	TX	Leased	N/A
Puttery	Charlotte	NC	Leased	N/A

Traditional Golf Properties

As of December 31, 2021, we own, lease or manage fifty-five (55) traditional golf properties located in nine (9) states, as shown in the following table by location, category and number of golf holes.

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

Our board of directors elected not to pay common stock dividends in 2020 or 2021 to retain capital for growth. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant. We may declare quarterly distributions on our preferred stock at the discretion of our board of directors. The Company paid preferred dividends in the amount of $5.6 million for the year 2021.

We currently have $0.9 million of unpaid accrued dividends on our preferred stock. As a result, we cannot pay any dividends on our common stock or pay any consideration to repurchase or otherwise acquire shares of our common stock unless full cumulative preferred dividends have been authorized and paid in accordance with the governing documentation.

On March 18, 2022, the closing sale price for our common stock, as reported on the NYSE, was $1.25. As of March 18, 2022, there were approximately 16 registered holders of record of our common stock. This number does not reflect the beneficial owners of shares held in nominee name by record holders on their behalf.

Nonqualified Option and Incentive Award Plans

See Note 11 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information.

Equity Compensation Plan Information

The following table summarizes certain information about securities authorized for issuance under our equity compensation plans as of December 31, 2021:

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

Item 6. [Reserved]

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
Entertainment Golf Business | Drive Shack and Puttery

Our entertainment golf business is primarily focused on competitive socializing within the leisure and social entertainment industry, combining chef-inspired food and beverage offerings, with innovative technology modernizing ways to experience golf as a sport and form of entertainment that appeals to a broad range of audiences and competitive appetites.

During 2021, we opened our first two Puttery venues in The Colony, Texas and Charlotte, North Carolina.

We opened our first Drive Shack venue in Orlando, Florida in April 2018, which has largely served as our research and development and testing venue.During the second half of 2019, we opened three Generation 2.0 Drive Shack venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida.

During the fourth quarter of 2019, we briefly closed our Orlando, Florida venue to retrofit with Generation 2.0 enhancements, including new ball tracking technology (TrackMan™), enhanced gaming and a redesigned outfield to provide a more engaging guest experience.

Additionally, the Company is committed to a lease in Manhattan (Randall’s Island), New York for a Drive Shack entertainment golf venues. The Company also continues to hold its lease in New Orleans, Louisiana, but suspended development activities for the venue during 2021 and is currently exploring alternatives including a potential lease disposal.

Traditional Golf Business
Our traditional golf business, American Golf, is one of the largest operators of golf properties in the United States. As of December 31, 2021, we owned, leased or managed fifty-five (55) properties across nine states and have more than 30,000 members.
During 2021, the Company exited three management agreements and two leases that had expired.
For further information relating to our business, see “Item 1. Business.”

Market Considerations
Our ability to execute our business strategy, particularly the development of our entertainment golf business, depends to a degree on our ability to monetize our remaining investments in loans and securities, optimize our traditional golf business, including sales of certain owned properties, and obtain additional capital. We have substantially monetized our historical investments in loans and securities and have a small number of positions remaining that we could sell or use as collateral or support in a lending transaction. We raised capital through the equity markets in February 2021; however, rising interest rates or stock market volatility could impair our future ability to raise equity capital on attractive terms.
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

Entertainment Golf Business

Our ability to open our targeted number of entertainment golf-related venue formats in 2022 and beyond will depend on many factors, including our ability to identify sites that meet our requirements and negotiate acceptable purchase or lease terms. There is competition within the bid process, and land development and construction are subject to obtaining the necessary regulatory approvals. Delays in these processes, as well as completing construction and recruiting and training the necessary talent, could impact our business.

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

Impairment of Property and Equipment, Right of Use Assets and Intangible Assets

Long-lived property, equipment and definite-lived intangible assets are tested for potential impairment when changes in circumstances indicate the carrying amount of the assets, or other appropriate grouping of assets, may not be fully recoverable. Indicators of impairment include material adverse changes in the projected revenues and expenses, significant underperformance relative to historical or projected future operating results, changes to our intent and ability to hold and use each asset, as well as any significant cost overruns on development of new venues, and significant negative industry or economic trends. An impairment is determined to have occurred if the future net undiscounted cash flows expected to be generated is less than the carrying value of an asset. The impairment is measured as the difference between the carrying value and the fair value. Significant judgment is required both in determining impairment and in estimating the fair value. We may use assumptions and estimates derived from a review of our operating results, business projections, expected growth rates, discount rates, and tax rates. We also make certain assumptions about future economic conditions interest rates, and other market data. Many of the factors used in these assumptions and estimates are outside the control of management and can change in future periods.

Membership Deposit Liabilities

In our traditional golf business, until 2021, private country club members generally paid an advance initiation deposit upon their acceptance as a member to their country club. Initiation deposits are refundable 30 years after the date of acceptance as a member. The difference between the initiation deposit paid by the member and the present value of the refund obligation is considered to be deferred revenue and recognized as revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The determination of the estimated average expected life of an active membership is based on company-specific historical data and involves judgment and estimation. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense, net in the Consolidated Statements of Operations.

As of the end 2021, all private country club members generally pay an advance initiation fee upon their acceptance as a member to their country club. Initiation fees are non-refundable after the date of acceptance as a member. The initiation fee revenue is deferred and recognized in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The determination of the estimated average expected life of an active membership is based on company-specific historical data and involves judgment and estimation.

Recent Accounting Pronouncements

See Note 2 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about recent accounting pronouncements.

Results of Operations
The following tables summarize the changes in our consolidated results of operations from year-to-year (dollars in thousands):

Comparison for Results of Operations for the years ended December 31, 2021 and 2020

	Year Ended December 31,		Increase (Decrease)
	2021	2020	Amount	%
Revenues
Golf operations (A)	$232,560	$189,972	$42,588	22.4%
Sales of food and beverages	49,304	30,015	19,289	64.3%
Total revenues	281,864	219,987	61,877	28.1%

Operating costs
Operating expenses (A)	222,260	188,745	33,515	17.8%
Cost of sales - food and beverages	12,814	8,834	3,980	45.1%
General and administrative expense	33,809	31,284	2,525	8.1%
Depreciation and amortization	24,018	27,152	(3,134)	(11.5)%
Pre-opening costs	4,552	1,328	3,224	242.8%
(Gain) Loss on lease terminations and impairment	5,035	(721)	5,756	(798.3)%
Total operating costs	302,488	256,622	45,866	17.9%
Operating loss	(20,624)	(36,635)	(16,011)	(43.7)%

Other income (expenses)
Interest and investment income	684	565	119	21.1%
Interest expense, net	(10,698)	(10,968)	(270)	(2.5)%
Other (loss) income, net	655	(7,611)	8,266	108.6%
Total other income (expenses)	(9,359)	(18,014)	8,655	48.0%

Loss before income tax	$(29,983)	$(54,649)	$(24,666)	(45.1)%
N.M. – Not meaningful
(A)Includes $54.4 million and $50.4 million for the years ended December 31, 2021 and 2020, respectively, due to management contract reimbursements reported under revenue accounting standard, ASC 606.

Revenues from Golf Operations
Revenues from golf operations increased by $42.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a $32.6 million increase in traditional golf revenue, which included $13.0 million of managed course expense reimbursements and $10.0 million increase in entertainment golf revenue. The increase in traditional golf revenue was primarily due to strong public green and cart fees, private course total rounds and memberships, and higher event revenue. Entertainment golf revenue increased by $10.0 million, of which $6.4 million is primarily due to higher traffic and increased events at Drive Shack venues as COVID-19 restrictions lifted and $3.6 million related to our Colony location completing its first full quarter of operations and our Charlotte location opening in mid-December.

Sales of Food and Beverages

Sales of food and beverages increased by $19.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a $9.4 million increase in traditional golf sales and a $9.9 million increase in entertainment golf sales. The increase in traditional golf sales was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifted. Entertainment golf increased by $9.9 million of which $8.1 million is due to higher traffic at the venues related to the lifting of COVID-19 restrictions and $1.8 million related to the openings of Puttery Colony and Puttery Charlotte.

Operating Expenses

Operating expenses increased by $33.6 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a $27.5 million increase in traditional golf operating expenses, and a $6.1 million increase in entertainment golf operating expenses. The increase in traditional golf expenses was due to $8.6 million of increased payroll and payroll related compensation costs due to the return of furloughed employees after the lifting of COVID-19 restrictions, $4.8 million in increased variable rent expenses, and $4.0 million of additional reimbursed expenses for our managed courses. Entertainment golf expenses increased $6.1 million due to $3.3 million of additional payroll and payroll related costs to support increased operations following the lifting of COVID-19 restrictions, $1.4 million of supplies and general operating expenses, $1.0 million of property tax and insurance expenses and additional expenses related to the openings of Puttery Colony and Puttery.

Cost of Sales - Food and Beverages

Food and beverage cost of sales increased by $4.0 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a $2.0 million increase in traditional golf cost of sales and a $2.0 million increase in entertainment golf cost of sales. The increase in traditional golf cost of sales was due to higher food and beverage sales related to the return of tournament and large group related revenues as COVID-19 relate restrictions were lifted. Entertainment golf cost of sales increased by $2.0 million due to higher food and beverage sales from increased traffic at the venues related to the lifting of COVID-19 restrictions and the openings of Puttery Colony and Puttery Charlotte.
General and Administrative Expense

General and administrative expense increased by $2.5 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 and included a $0.5 million increase in traditional golf expense offset by a $1.5 million increase in entertainment golf expense, and a $0.5 million increase in corporate expense. The increase is primarily due to entertainment golf expense increases related to $1.0 million of business development mainly related to Puttery and $0.7 million of payroll and payroll-related expenses.

Depreciation and Amortization

Depreciation and amortization decreased by $3.1 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the dispositions of the Lomas Santa Fe Country Club, SeaCliff Country Club, Tustin Ranch Golf and Yorba Linda Country Club, and Lomas Santa Fe Country Clubs during 2020.

Pre-Opening Costs

Pre-opening costs increased by $3.2 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to the recent openings of our first two Puttery locations in The Colony and Charlotte. Pre-opening costs for each future opening of Puttery locations are expected to decline significantly.

(Gain) Loss on Lease Terminations and Impairment
During the year ended December 31, 2021, impairment and other losses primarily consisted of a $0.8 million loss on the traditional golf lease termination for the SeaCliff Country Club, a $1.0 million loss on traditional golf retired assets, and a $3.2 million asset impairment related to our New York, NY corporate office.

During the year ended December 31, 2020, impairment and other losses consisted of: a $2.9 million gain on the termination of two traditional golf leases in 2020 primarily due to the derecognition of long-lived asset, intangible asset, and ROU asset and liability balances and, a $2.0 million gain on sale of entertainment golf equipment, partially offset by $3.9 million of impairment on two traditional golf properties and $0.2 million of losses on asset retirements.
Interest and Investment Income

There was no significant change in Interest and investment income during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Interest Expense, net

There was no significant change in interest expense, net during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Other Income, Net

Net other income increased by $8.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an other-than-temporary impairment charge of $24.7 million in 2020 on the Company's equity method investment, offset by a 2020 gain of $16.6 million on the sale of a traditional golf property.

Comparison of Results of Operations for the years ended December 31, 2020 and 2019

For details on Results of Operations for the years ended December 31, 2020 and 2019, please see our 2020 10-K filed on March 16, 2021.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are our current balances of cash and cash equivalents. We also generated liquidity through our common stock offering completed during the first quarter of 2021.

As of December 31, 2021, we had $58.3 million of available cash, including $17.1 million of cash from the traditional golf business.

Our primary cash needs are capital expenditures for developing and opening new Puttery venues and one Drive Shack venue, remodeling and maintaining existing facilities, funding working capital, operating lease and finance lease obligations, servicing our debt obligations, paying dividends on our preferred stock, and for general corporate purposes.

The Company’s growth strategy is capital intensive and our ability to execute is dependent upon many factors, including the current and future operating performance of our entertainment golf venues and traditional golf properties, the pace of expansion, real estate markets, site locations, our ability to raise financing and the nature of the arrangements negotiated with landlords. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

As of December 31, 2021, we are actively exploring the capital markets to meet our near term liquidity requirements to fund our planned growth, including new venue development and construction, product innovation, and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, public or private equity issuances, and strategically monetizing our remaining real estate securities and other investments. We continually monitor market conditions for these financing and capital opportunities, and at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

In February 2021, the Company raised $54.6 million in net proceeds through an equity offering. See Note 17 in Part II, Item 8. “Financial Statements and Supplementary Data” for information about this transaction.

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

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Year ended December 31,
	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$254	$(1,325)	$(28,118)
Investing activities	(32,587)	24,942	(11,993)
Financing activities	44,064	(4,748)	(10,744)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	$11,731	$18,869	$(50,855)

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash flow used in operating activities changed from $1.3 million for the year ended December 31, 2020 to net cash flow provided by operating activities of $0.3 million for the year ended December 31, 2021. It changed from $2 million for the year ended December 31, 2019 to $1.3 million for the year ended December 31, 2020. These changes resulted primarily from the factors described below:

 2021 compared to 2020
•Operating cash flows increased due to the following:
◦$16.7 million in net operating cash flows generated from the entertainment venues;
◦$1.8 million reduction in corporate payroll primarily due to reductions in headcount;
◦$0.5 million reduction in interest payments associated with the junior subordinated notes due to a lower coupon rate.

•Operating cash flows decreased due to the following:
◦$8.6 million in net operating cash flows used from traditional golf operations;
◦$7.0 million primarily due to additional general and administrative payments;
◦$1.2 million in tax payments;
◦$0.6 million in payment of annual bonuses in 2021 that were earned in 2020.

 2020 compared to 2019

•Operating cash flows decreased due to the following:
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

Investing Activities

Cash flows used in investing activities primarily relate to capital expenditures related to the development of the entertainment golf venues, and renovations of existing facilities.

Cash used in investing activities decreased by $32.6 million in 2021 compared to 2020. Cash provided by investing activities increased by $24.9 million in 2020 compared to 2019.

Capital Expenditures. Our total capital expenditures for 2021, 2020, and 2019 were $32.6 million, $10.7 million, and $74.9 million respectively.

We expect our capital expenditures over the next 12 months to range between $46.0 and $50.0 million, which includes developing new Puttery venues and one Drive Shack venue remodeling and maintaining existing facilities.

Traditional Golf property dispositions. We continue to own one traditional golf property, which is classified as held-for-use. We may continue to pursue the monetization of our owned golf property to generate capital for reinvestment in the entertainment golf business.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the repayment of debt obligations, deposits received on golf memberships, and the payment of preferred dividends.

Cash provided by financing activities increased by $48.8 million in 2021 compared to 2020. Cash used in financing activities decreased by $6.0 million in 2020 compared to 2019.

Dividends. The Company has paid preferred dividends declared in the amount of $5.6 million in 2019 and 2021. The Company did not declare preferred dividends in 2020. The Company has an ongoing obligation to satisfy the distribution requirements of the preferred shares, in accordance with the terms of the issuance. The timing and amount of distributions on our common stock are in the sole discretion of its board of directors, which has elected not to declare common stock dividends for 2018 through 2021 to retain capital for growth.

Debt Obligations. The Company made contractual payments on its finance leases in 2021, 2020 and 2019.

Golf Membership Deposits. Until 2021, private country club members generally paid an advance initiation deposit upon their acceptance as a member to the respective country club, which are refundable 30 years after the date of acceptance as a member.

Debt Instruments
See Note 8 in Part II, Item 8. “Financial Statements and Supplementary Data” for further information related to our debt obligations and contractual maturities as of December 31, 2021.
Off-Balance Sheet Arrangements
As of December 31, 2021, we had the following material off-balance sheet arrangements. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered, and represented the most common market-accepted method for financing such assets.
•In April 2006, we securitized Subprime Portfolio I. The loans were sold to a securitization trust, of which 80% were treated as a sale, which is an off-balance sheet financing.
•In July 2007, we securitized Subprime Portfolio II. The loans were sold to a securitization trust, of which 90% were treated as a sale, which is an off-balance sheet financing.
We have no obligation to repurchase any loans from either of our subprime securitizations. Therefore, it is expected that our exposure to loss is limited to the carrying amount of our retained interests in the securitization entities, in the amount of $3.5 million as of December 31, 2021. A subsidiary of ours gave limited representations and warranties with respect to the second securitization; however, it has no assets and does not have recourse to the general credit of the Company.

Contractual Obligations
The following table summarizes our contractual arrangements as of December 31, 2021, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods:

	Fixed and Determinable Payments Due by Period
Contract	2022	2023-2024	2025-2026	Thereafter	Total

Finance lease obligations - Equipment (A)	5,897	7,650	2,144	14	15,705
Junior subordinated notes payable (B)	1,215	2,430	2,430	61,129	67,204
Operating lease obligations (C)	31,246	28,284	41,835	166,982	268,347
Membership deposit liabilities (D)	18,164	9,429	19,713	202,019	249,325
Total	$56,522	$47,793	$66,122	$430,144	$600,581

(A)Includes interest based on rates existing at lease inception or ASC 842 adoption on January 1, 2019. Leases that are repayable prior to maturity at our options are reflected as their contractual maturity dates. See Note 6 to our Consolidated Financial Statements for further discussions.
(B)Includes interest based on rates existing at December 31, 2021 and assumes no prepayments. Obligations that are repayable prior to maturity at our option are reflected at their contractual maturity dates. See Note 8 to our Consolidated Financial Statements for further discussions.
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
(D)Amounts represent gross initiation deposits refundable 30 years after the date of acceptance of a member. See Notes 2 and 13 to our Consolidated Financial Statements for further discussion.

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

Inflation
The primary inflationary factors affecting our operations include materials and labor costs. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or city minimum wage and increases in the minimum wage will increase our labor costs. In general, we have been able to partially offset cost increases resulting from inflation by increasing prices, improving productivity, or other operating changes. We may or may not be able to offset cost increases in the future. In addition, our leases require us to pay taxes, maintenance, repairs and utilities and these costs are subject to inflationary increases. In some cases, some of our lease commitments are tied to consumer price index increases.

Trends
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Considerations” for a further discussion of recent trends and events affecting our liquidity, unrealized gains and losses.

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Reports of Independent Registered Public Accounting Firm, (PCAOB ID: 42).
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020.
Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.
Notes to Consolidated Financial Statements.
All schedules have been omitted because either the required information is included in our Consolidated Financial Statements and notes thereto or it is not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Drive Shack Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2022 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, including finite-lived intangible assets and right-of-use assets, for indicators of impairment. This evaluation includes, among other things, judgments based on factors such as operational performance, market conditions, the Company’s intent and ability to hold and use each asset, as well as any significant cost overruns on development of new venues.

Auditing the Company’s evaluation for indicators of impairment was complex due to the subjectivity in the identification of events or changes in circumstances that may indicate an impairment of its long-lived assets. Differences or changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's long-lived asset impairment process. These procedures included testing controls over management’s review of the determination and the considerations used in the impairment indicator analysis.

Our procedures with regards to the Company’s evaluation for indicators of impairment included, among others, testing the completeness and accuracy of management’s impairment analysis including evaluating management’s judgments determining whether indicators of impairment were present. For example, we performed inquires of management, read the minutes of the meetings of the Board of Directors, and considered historical operating results and current market conditions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Dallas, Texas
March 18, 2022

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Drive Shack Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Drive Shack Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Dallas, Texas
March 18, 2022

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$58,286	$47,786
Restricted cash	3,480	2,252
Accounts receivable, net	5,563	4,446
Real estate securities, available-for-sale	3,486	3,223
Other current assets	30,034	14,410
Total Current Assets	100,849	72,117
Restricted cash, noncurrent	798	795
Property and equipment, net of accumulated depreciation	179,260	169,425
Operating lease right-of-use assets	181,915	192,828
Intangibles, net of accumulated amortization	13,430	15,124
Other assets	6,538	6,765
Total Assets	$482,790	$457,054

Liabilities and Equity
Current Liabilities
Obligations under finance leases	$5,400	$6,470
Membership deposit liabilities	18,039	14,692
Accounts payable and accrued expenses	34,469	29,596
Deferred revenue	26,301	23,010
Other current liabilities	26,524	28,217
Total Current Liabilities	110,733	101,985
Credit facilities and obligations under finance leases - noncurrent	9,075	12,751
Operating lease liabilities - noncurrent	166,031	167,837
Junior subordinated notes payable	51,174	51,182
Membership deposit liabilities, noncurrent	104,430	99,862
Deferred revenue, noncurrent	10,005	9,953
Other liabilities	1,487	3,447
Total Liabilities	$452,935	$447,017

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of December 31, 2021 and 2020	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 92,093,425 and 67,323,592 shares issued and outstanding at December 31, 2021 and 2020, respectively	921	673
Additional paid-in capital	3,233,608	3,178,704
Accumulated deficit	(3,268,876)	(3,232,391)
Accumulated other comprehensive income	1,163	1,468
Total equity of the company	$28,399	$10,037
Noncontrolling interest	1,456	—
Total Equity	$29,855	$10,037

Total Liabilities and Equity	$482,790	$457,054

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(dollars in thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Golf operations	$232,560	$189,972	$216,497
Sales of food and beverages	49,304	30,015	55,567
Total revenues	281,864	219,987	272,064
Operating costs
Operating expenses	222,260	188,745	229,306
Cost of sales - food and beverages	12,814	8,834	15,217
General and administrative expense	33,809	31,284	47,976
Depreciation and amortization	24,018	27,152	22,396
Pre-opening costs	4,552	1,328	9,040
(Gain) Loss on lease terminations and impairment	5,035	(721)	15,413
Total operating costs	302,488	256,622	339,348
Operating loss	(20,624)	(36,635)	(67,284)
Other income (expenses)
Interest and investment income	684	565	955
Interest expense, net	(10,698)	(10,968)	(8,760)
Other (loss) income, net	655	(7,611)	20,876
Total other income (expenses)	(9,359)	(18,014)	13,071
Loss before income tax	(29,983)	(54,649)	(54,213)
Income tax expense	1,779	1,705	641
Consolidated net loss	(31,762)	(56,354)	(54,854)
Less: net loss attributable to noncontrolling interest	(393)	—	—
Net loss attributable to the Company	(31,369)	(56,354)	(54,854)
Preferred dividends	(5,580)	(5,580)	(5,580)
Loss applicable to common stockholders	$(36,949)	$(61,934)	$(60,434)

Loss Applicable to Common Stock, per share
Basic	$(0.41)	$(0.92)	$(0.90)
Diluted	$(0.41)	$(0.92)	$(0.90)

Weighted Average Number of Shares of Common Stock Outstanding
Basic	89,733,378	67,158,745	67,039,556
Diluted	89,733,378	67,158,745	67,039,556

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	(31,762)	(56,354)	(54,854)
Other comprehensive loss:
Net unrealized (loss) on available-for-sale securities	(305)	(242)	(168)
Other comprehensive loss	(305)	(242)	(168)
Total comprehensive loss	$(32,067)	$(56,596)	$(55,022)
Comprehensive loss attributable to noncontrolling interest	(393)	—	—
Comprehensive loss attributable to the Company	$(31,674)	$(56,596)	$(55,022)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	Drive Shack Inc. Stockholders
							Accumulated Other Comp. Income (Loss)		Total Equity (Deficit)
(dollars in thousands, except share data)					Additional Paid in Capital
	Preferred Stock		Common Stock			Accumulated Deficit		Noncontrolling interest
	Shares	Amount	Shares	Amount
Equity (deficit) - December 31, 2018	2,463,321	$61,583	67,027,104	$670	$3,175,843	$(3,105,307)	$1,878	$—	$134,667
Dividends declared	—	—	—	—	—	(5,580)	—	—	(5,580)
Stock-based compensation	—	—	—	—	1,317				1,317
Shares issued from options and restricted stock units	—	—	35,647	—	—	—	—	—	—
Purchase of common stock (directors)	—	—	6,000	1,000	23	—	—	—	24
Adoption of ASC 606	—	—	—	—	—	(9,831)	—	—	(9,831)
Comprehensive loss
Net loss	—	—	—	—	—	(54,854)	—	—	(54,854)
Other comprehensive income	—	—	—	—	—	—	(168)	—	(168)
Total comprehensive loss									(55,022)
Equity (deficit) - December 31, 2019	2,463,321	$61,583	67,068,751	$671	$3,177,183	$(3,175,572)	$1,710	$—	$65,575
Dividends declared	—	—	—	—	—	(465)	—	—	(465)
Stock-based compensation	—	—	—	—	1,523				1,523
Shares issued from options and restricted stock units	—	—	254,841	2	(2)	—	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(56,354)	—	—	(56,354)
Other comprehensive loss	—	—	—	—	—	—	(242)	—	(242)
Total comprehensive loss									(56,596)
Equity (deficit) - December 31, 2020	2,463,321	$61,583	67,323,592	$673	$3,178,704	$(3,232,391)	$1,468	$—	$10,037
Dividends declared	—	—	—	—	—	(5,116)	—	—	(5,116)
Stock-based compensation	—	—	—	2	2,053	—	—	—	2,055
Shares issued from options and restricted stock units	—	—	811,500	7	(7)	—	—	—	—
Shares issued from equity raise			23,958,333	239	53,666			—	53,905
Contributed Capital	—	—	—	—	(808)	—	—	1,849	1,041
Comprehensive income (loss)
Net loss			—			(31,369)		(393)	(31,762)
Other comprehensive loss	—	—	—	—	—	—	(305)	—	(305)
Total comprehensive loss									(32,067)
Equity (deficit) - December 31, 2021	2,463,321	$61,583	92,093,425	$921	$3,233,608	$(3,268,876)	$1,163	$1,456	$29,855

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net loss	$(31,762)	$(56,354)	$(54,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,018	27,152	22,396
Amortization of premium	(576)	(423)	(275)
Membership deposit liability accretion expense	8,198	8,160	7,225
Amortization of revenue on golf membership deposit liabilities	(2,148)	(1,611)	(1,422)
Amortization of prepaid golf member dues	(12,744)	(14,311)	(14,569)
Non-cash operating lease (benefit) expense	(1,221)	8,421	7,043
Stock based compensation	2,055	1,523	1,317
(Gain) Loss on Lease Terminations and Impairment	5,035	(1,970)	15,413
Equity in (earnings), net of impairment from equity method investment	—	24,020	(1,381)
Other (gains) losses, net	(384)	(15,573)	(19,073)
Realized and unrealized (gain) loss on investments	—	—	—
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(12,069)	1,418	2,727
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	21,852	18,223	7,335
Net cash provided by (used in) operating activities	254	(1,325)	(28,118)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	35,617	62,899
Acquisition and additions of property and equipment and intangibles	(32,587)	(10,675)	(74,892)
Net cash provided by (used in) from investing activities	(32,587)	24,942	(11,993)
Cash Flows From Financing Activities
Preferred stock dividends paid	(4,185)	(1,395)	(5,580)
Repayments of debt obligations	(6,350)	(5,591)	(7,440)
Golf membership deposits received	1,601	2,994	2,262
Issuance of common stock	53,905	—	—
Other financing activities	(907)	(756)	14
Net cash provided by (used in) financing activities	44,064	(4,748)	(10,744)
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	11,731	18,869	(50,855)
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	50,833	31,964	82,819
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$62,564	$50,833	$31,964
Cash paid during the period for income taxes	$1,489	$176	$124
Cash paid during the period for interest expense	$2,297	$3,053	$3,854
Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$—	$930
Additions to finance lease assets and liabilities	$1,955	$6,068	$12,776
Increases (decreases) in accounts payable and accrued expenses related to the purchase of property and equipment	$(728)	$3,260	$(7,508)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
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

As of December 31, 2021, the entertainment golf segment was comprised of six owned or leased entertainment golf venues across four states with locations in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; Richmond, Virginia, The Colony, Texas, and Charlotte, North Carolina.
The Company's traditional golf business is one of the largest operators of golf courses and country clubs in the United States. As of December 31, 2021, the Company owned, leased or managed fifty-five (55) properties across nine states.
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

The extended length of the COVID-19 pandemic and the related government response have caused, and are continuing to cause, prolonged periods of various operational restrictions and capacity limitations impacting our business operations. In addition, the duration and intensity of the pandemic may result in changes in customer behaviors or preferences. These may lead to increased asset recovery and valuation risks, such as impairment of long-lived and other assets. The extent to which COVID-19 continues to impact our business will depend on future developments, which remain highly uncertain and cannot be predicted, including additional actions taken by various governmental bodies and private enterprises to contain COVID-19 or mitigate its impact, among others.

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
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Risks and Uncertainties — We plan to develop and construct our entertainment golf business through long term ground leases of existing retail real estate. Developing new entertainment golf venues requires a significant amount of time and resources and poses a number of risks. Construction of new venues may result in cost overruns, delays or unanticipated expenses related to zoning or tax laws. We face competition for potential site locations. Desirable sites may be unavailable or expensive, and the markets in which new venues are located may deteriorate over time. Additionally, the market potential of venues cannot be precisely determined, and our venues may face competition in new markets from unexpected sources. Constructed venues may not perform up to our expectations.

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

Comprehensive Loss and Income — Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company's purposes, comprehensive income represents primarily net income (loss), as presented in the Consolidated Statements of Operations, adjusted for unrealized gains or losses on securities available-for-sale. As of December 31, 2021 and 2020, accumulated other comprehensive income included net unrealized gain on securities of $1.2 million and $1.5 million, respectively.

REVENUE RECOGNITION

Golf Operations

Entertainment Golf — Revenue from bay play, gameplay, events, and other operating activities (consisting primarily of instruction and merchandise sales) is generally recognized at a point in time which is at the time of sale or when services are rendered and collectability is probable.

Traditional Golf — Revenue from green fees, cart rentals, merchandise sales and other operating activities (consisting primarily of range income, banquets and club amenities) is generally recognized at a point in time which is at the time of sale or when services are rendered and collectability is probable.

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

Private country club members generally pay an advance initiation fee upon their acceptance as a member to the respective country club. Initiation fees are non-refundable after the date of acceptance as a member and recorded as revenue over the expected life of an active membership, which is estimated to be seven years. The initiation fee revenue is deferred and recognized in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The determination of the estimated average expected life of an active membership is based on company-specific historical data and involves judgment and estimation. Until 2021, private country club members generally paid an advance initiation deposit which was refundable 30 years after the date of acceptance as a member. The difference between the initiation deposit paid by the member and the present value of the refund obligation is deferred and recognized into revenue in the Consolidated Statements of Operations on a straight-line basis over the seven year expected life of an active membership. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

Revenue from the reimbursement of certain operating costs incurred at the Company’s managed traditional golf properties is recognized at the time the associated operating costs are incurred as collectability is probable per the terms of the management contracts and the repayment histories of the property owners.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Seasonality

Seasonality can affect our results of operations. Our traditional golf business is subject to seasonal fluctuations as colder temperatures and shorter days reduce the demand for outdoor activities. As a result, the traditional golf business generates a disproportionate share of its annual revenue in the second and third quarters of each year. In addition, our Drive Shack and Puttery venues could be significantly impacted on a season-to-season basis, based on corporate event and social gathering volumes during holiday seasons and school vacation schedules. For this reason, a quarter-to-quarter comparison may not be a good indicator of our current and/or future performance.

Sales of Food and Beverages — Revenue from food and beverage sales is recorded at the time of sale, net of discounts.
Realized and Unrealized (Gain) Loss on Investments and Other Income (Loss), Net — These items are comprised of the following:

	Year Ended December 31,
	2021	2020	2019
Gain on sale of traditional golf properties, net (A)	$—	$16,447	$19,338
Collateral management fee income, net	191	259	440
Equity in earnings, net of impairment from equity method investments (B)	—	(24,020)	1,381
Other income (loss)	464	(297)	(283)
Other income (loss), net	$655	$(7,611)	$20,876

(A)During the year ended December 31, 2020, the Company sold one traditional golf property, resulting in net proceeds of $33.6 million. This property had a carrying value of $17.0 million and resulted in a gain of $16.6 million. During the year ended December 31, 2019, the Company sold eleven traditional golf properties, resulting in net proceeds of $74.3 million. These traditional golf properties had a carrying value of $54.7 million and resulted in a gain on sale of $19.4 million.
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

Interest Expense, Net — The Company financed traditional golf and corporate using both fixed and floating rate debt, including mortgage loans and other financing vehicles. Certain of this debt has been issued at a discount. Discounts are accreted into interest expense on the effective yield or interest method, based upon a comparison of actual and expected cash flows, through the expected maturity date of the financing. See Note 8 for additional information.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Stock-Based Compensation Expense — The Company maintains an equity incentive plan under which non-qualified stock options, incentive stock options, and restricted stock units or RSUs are granted to employees and non-employee directors. Stock options and RSUs are expensed based on the fair value on the date of grant and amortized on a straight-line basis over the requisite service period. The fair value of RSUs is determined using the stock price on the date of grant. The fair value of stock options is estimated on the grant date using the Black-Scholes option valuation model. Unvested stock options and RSUs are forfeited by non-employee directors upon their departure from the board of directors and forfeited by employees upon their termination. All stock-based compensation expense is recorded as general and administrative expense in the Consolidated Statements of Operations. See Note 11 for additional information.
BALANCE SHEET MEASUREMENT
Property and Equipment, Net — Real estate related improvements and equipment are recorded at cost less accumulated depreciation. Costs that both materially add value to an asset and extend the useful life of an asset by more than a year are capitalized which may include significant renovations, remodels and major repairs. Costs that do not meet this criteria, such as minor repairs and routine maintenance, are expensed as incurred.
Depreciation is calculated using the straight-line method based on the lesser of the following estimated useful lives or the lease term:

Buildings and improvements	10-40 years
Finance leases - equipment	2-6 years
Furniture, fixtures, and equipment	2-7 years

The Company leases certain golf carts and other equipment that are classified as finance lease ROUs. The value of finance leases is recorded as an asset on the balance sheet, along with a liability related to the present value of associated payments. Depreciation of finance lease assets is calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms. The cost of equipment under finance leases is recorded in "Property and equipment, net of accumulated depreciation" on the Consolidated Balance Sheets. Payments under the leases are treated as reductions of the obligations under finance leases, with a portion being recorded as interest expense under the effective interest method.
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
On March 7, 2018, the Company announced it was actively pursuing the sale of 26 owned traditional golf properties in order to generate capital for reinvestment in the entertainment golf business. On October 16, 2020, the Company completed the sale of the last held-for-sale traditional golf property for a sale price of $34.5 million and received net cash proceeds of approximately $33.6 million. As of December 31, 2021 and 2020, the Company does not classify any traditional golf property as held-for-sale.

Real Estate Securities — The Company invested in securities, including real estate related asset backed securities which are classified as available-for-sale. Securities available-for-sale are carried at fair market value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investments and is included in earnings. Unrealized losses on securities are charged to earnings if there is an intent to sell or if they reflect a decline in value that is other-than-temporary. Income on these securities is recognized using a level yield methodology based upon a number of cash flow assumptions that are subject to uncertainties and contingencies.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

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

All lease liabilities are measured at the present value of the associated payments, discounted using the Company’s incremental borrowing rate determined using a portfolio approach based on the rate of interest that the Company would pay to borrow an amount equal to the lease payments for a similar term and in a similar economic environment on a collateralized basis. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives received. ROU assets for operating leases are subsequently amortized over the initial lease term into lease cost on a straight-line basis less imputed interest on the lease liabilities. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization" on the Consolidated Statements of Operations.

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

Intangibles, Net — Intangible assets consist primarily of management contracts, membership base and internally-developed software. The management contract intangible represents the Company’s golf course management contracts for both leased and managed properties. The management contract intangible for leased and managed properties was valued using the discounted cash flow method under the income approach and is amortized over the term of the underlying lease or management agreements, respectively. The membership base intangible represents the Company’s relationship with its private country club members. The membership base intangible was valued using the multi-period excess earnings method under the income approach and is amortized over the expected life of an active membership. Internally-developed software represents proprietary software developed for the Company’s exclusive use. Internally-developed software is amortized over the expected useful life of the software.

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

Impairment of Long-lived Assets — The Company periodically reviews the carrying amounts of its long-lived assets or asset groups, as well as finite-lived intangible assets and right-of-use assets, to determine whether current events or circumstances indicate that such carrying amounts may not be recoverable. The assessment of recoverability is based on management’s estimates by comparing the sum of the estimated undiscounted cash flows generated by the underlying asset, or other appropriate grouping of assets, to its carrying value to determine whether an impairment existed at its lowest level of identifiable cash flows. If the carrying amount is greater than the expected undiscounted cash flows, the assets are considered

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

impaired and an impairment is recognized to the extent the carrying value of such asset exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.
Membership Deposit Liabilities — Private country club members in our traditional golf business generally pay an advance initiation fee upon their acceptance as a member to the respective country club. Initiation fees are non-refundable and recorded as revenue over the expected seven year life of an active membership. Until 2021, private country club members generally paid an advance initiation deposit upon their acceptance as a member to the respective country club that is refundable 30 years after the date of acceptance as a member. The difference between the initiation deposit paid by the member and the present value of the refund obligation is deferred and recognized into Golf operations revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

In 2001 and 2002 American Golf Corporation, when it was owned by a previous owner, entered into an Assumption Agreement and Amended and Restated Membership Deposit Assumption Agreement, respectively, with two trusts established by a previous owner of the American Golf Corporation (the “Trusts”) under which the Trusts agreed to unconditionally assume the obligations of American Golf to refund certain membership deposit liabilities in exchange for shares in the American Golf Corporation. The membership deposit liabilities assumed were refundable 30 years from the date of acceptance of the member with the first liabilities assumed by the Trusts becoming refundable in 2020. The total redemption value of membership deposit liabilities assumed by the Trusts was $158.4 million. Because of the substantial time period between the assumption of the liabilities and the first liabilities becoming refundable the inability to verify and monitor the assets of the Trusts to ensure the ability to perform under the terms of the assumption agreements, the fact that the Trusts are not required to maintain any assets that would support such performance and the Trust settlor was not required contractually to fund the Trust, no asset was recorded at the time of our acquisition of American Golf Corporation in recognition of this assumption agreement for the $158.4 million of liability assumed by the Trusts. The Company does not have the ability to determine the likelihood that the Trusts will meet its obligations. Should the Trusts not fulfill its obligations, the Company would be responsible for refunding the outstanding balance of the membership deposit liability and therefore, recognizes these membership deposit liabilities on its balance sheet. As of December 31, 2021 the Trusts had refunded a total of approximately $0.3 million of membership deposit liabilities under the terms of the assumption agreements.
Other Investment — The Company owns an approximately 22% economic interest in a limited liability company which owns preferred equity in a commercial entertainment and retail real estate project. The Company accounts for this investment as an equity method investment. As of December 31, 2021 the carrying value of this investment was zero.  The Company evaluates its equity method investment for other than temporary impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. The evaluation of recoverability is based on management’s assessment of the financial condition and near term prospects of the real estate project, the length of time and the extent to which the market value of the investment has been less than cost, availability and cost of financing, demand for space, competition for tenants, guest visits, changes in market rental rates, and net operating results.
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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

	December 31,
	2021	2020
CDO trustee accounts	$103	$114
Restricted cash for construction-in-progress	1,884	1,182
Restricted cash - traditional golf	1,561	1,566
Restricted cash - entertainment golf	730	185
Restricted cash, current and noncurrent	$4,278	$3,047

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $0.9 million and $0.9 million as of December 31, 2021 and 2020, respectively. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends. current economic factors, and our expectations of future events that affect collectability. Collateral is generally not required.

Other Current Assets
The following table summarizes the Company's other current assets:

	December 31,
	2021	2020
Managed property receivables	19,316	3,236
Prepaid expenses	2,524	3,158
Deposits	1,827	767
Inventory	2,229	1,950
Miscellaneous current assets, net	4,138	5,299
Other current assets	$30,034	$14,410

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

Other Assets
The following table summarizes the Company's other assets:

	December 31,
	2021	2020
Prepaid expenses	$2,156	$2,154
Deposits	3,335	2,504
Miscellaneous assets, net	1,047	2,107
Other assets	$6,538	$6,765

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

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

Other Current Liabilities
The following table summarizes the Company's other current liabilities:

	December 31,
	2021	2020
Operating lease liabilities	$16,519	$19,894
Accrued rent	3,455	4,318
Dividends payable	930	—
Miscellaneous current liabilities	5,620	4,005
Other current liabilities	$26,524	$28,217

Operating Lease Liabilities – Operating lease liabilities relate to ground leases and/or related facilities and office leases. See Note 6 for additional information
Accrued Rent - Accrued rent primarily relates to amounts accrued or owed for variable lease costs
Dividends Payable – Represents dividends declared but not paid.
Stock Options — Stock options granted to the Company’s employees and non-employee directors were recorded as an increase in equity. See Note 11 for additional information.
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
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Amortization of Discount and Premium and Other Amortization — As reflected in the Consolidated Statements of Cash Flows, these items are comprised of the following:

	Year Ended December 31,
	2021		2020	2019
Accretion of net premium on securities, loans and other investments	$(568)		$(413)	$(267)
Amortization of net discount on debt obligations and deferred financing costs	(8)		(10)	(8)
Amortization of discount and premium	$(576)	-576000	$(423)	$(275)

Amortization of leasehold intangibles	$—		$—	$—
Accretion of membership deposit liability	8,198		8,160	7,225
Other amortization	$8,198		$8,160	$7,225

Recent Accounting Pronouncements — In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. The effective date of the standard will be for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in the standard are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. The Company determined that the new guidance has no impact on its Consolidated Financial Statements.

3. REVENUES

The majority of the Company’s revenue is recognized at the time of sale to customers at the Company’s entertainment golf venues and traditional golf properties, including green fees, cart rentals, bay play, gameplay, events and sales of food, beverages and merchandise. Revenue from membership dues is recognized in the month earned. Membership dues received in advance are included in deferred revenue and recognized as revenue ratably over the appropriate period, which is generally twelve months or less for private club members and the following month for The Players Club members.

The Company’s revenue is all generated within the entertainment and traditional golf segments. The following table disaggregates revenue by category: entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	For Year Ended December 31,
	2021						2020
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Total
Golf operations	$20,427	$100,569	$49,164	$62,337	$63	$232,560	$10,536	$78,389	$44,872	$56,175	$189,972
Sales of food and beverages	24,623	18,031	6,650	—	—	49,304	14,713	9,945	5,357	—	30,015
Total revenues	$45,050	$118,600	$55,814	$62,337	$63	$281,864	$25,249	$88,334	$50,229	$56,175	$219,987

(A)Includes $54.4 million and $50.4 million for the years ended December 31, 2021 and 2020, respectively, due to management contract reimbursements reported under revenue accounting standard, ASC 606.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
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

The Company's entertainment golf segment, launched in 2018, is comprised of Drive Shack venues that feature tech-enabled hitting bays with in bay dining, full-service restaurants, bars, and event spaces and Puttery venues that feature indoor putting courses anchored by bars and other social spaces as well as a full-service kitchen that will serve to create engaging and fun experiences for guests. As of December 31, 2021, the Company owned or leased four Drive Shack venues across three states which are located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia, and leased two Puttery venues located in The Colony, Texas and Charlotte, North Carolina.

The Company's traditional golf business is one of the largest operators of golf courses and country clubs in the United States. As of December 31, 2021, the Company owned, leased or managed fifty-five (55) traditional golf properties across nine states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Summary financial data on the Company’s segments is given below, together with reconciliation to the same data for the Company as a whole:

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2021
Revenues
Golf operations	$20,427	$212,070	$63	$232,560
Sales of food and beverages	24,623	24,681		49,304
Total revenues	45,050	236,751	63	281,864
Operating costs
Operating expenses	25,427	196,819	14	222,260
Cost of sales - food and beverages	5,727	7,087	—	12,814
General and administrative expense (A)	12,287	10,414	11,108	33,809
Depreciation and amortization	11,938	11,656	424	24,018
Pre-opening costs (C)	4,551	—	1	4,552
Impairment and other losses	36	1,812	3,187	5,035
Total operating costs	59,966	227,788	14,734	302,488
Operating income (loss)	(14,916)	8,963	(14,671)	(20,624)
Other income (expenses)
Interest and investment income	—	71	613	684
Interest expense (D)	(319)	(9,095)	(1,284)	(10,698)
Other income (loss), net	9	468	178	655
Total other income (expenses)	(310)	(8,556)	(493)	(9,359)
Income tax expense	1		1,778	1,779
Net income (loss)	(15,227)	407	(16,942)	(31,762)
Less: net loss attributable to NCI	(393)	—	—	(393)
Net income (loss) attributable to the company	(14,834)	407	(16,942)	(31,369)
Preferred dividends			(5,580)	(5,580)
Net income (loss) applicable to common stockholders	$(14,834)	$407	$(22,522)	$(36,949)

	Entertainment Golf	Traditional Golf	Corporate (E)	Total
December 31, 2021
Total assets	$180,729	$260,003	$42,058	$482,790
Total liabilities	50,739	339,443	62,753	452,935
Preferred stock	—	—	61,583	61,583
Noncontrolling interest	—	—	1,456	1,456
Equity (loss) attributable to common stockholders	$129,990	$(79,440)	$(83,734)	$(33,184)
Additions to property and equipment (including finance leases) during the year ended December 31, 2021	$24,344	$7,670	$375	$32,389

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Entertainment Golf	Traditional Golf	Corporate	Total
Year Ended December 31, 2020
Revenues
Golf operations	$10,536	$179,436	$—	$189,972
Sales of food and beverages	14,713	15,302	—	30,015
Total revenues	25,249	194,738	—	219,987
Operating costs
Operating expenses	19,525	169,220	—	188,745
Cost of sales - food and beverages	3,744	5,090	—	8,834
General and administrative expense (A)	8,869	9,661	9,478	28,008
General and administrative expense - acquisition and transaction expenses (B)	1,885	210	1,181	3,276
Depreciation and amortization	11,960	14,903	289	27,152
Pre-opening costs (C)	1,328	—	—	1,328
Impairment and other losses (gains)	(1,960)	1,239	—	(721)
Total operating costs	45,351	200,323	10,948	256,622
Operating loss	(20,102)	(5,585)	(10,948)	(36,635)
Other income (expenses)
Interest and investment income	1	77	487	565
Interest expense (D)	(389)	(9,009)	(1,648)	(11,046)
Capitalized interest (D)	—	22	56	78
Other income (loss), net	—	16,164	(23,775)	(7,611)
Total other income (expenses)	(388)	7,254	(24,880)	(18,014)
Income tax expense	75	(19)	1,649	1,705
Net income (loss)	(20,565)	1,688	(37,477)	(56,354)
Preferred dividends	—	—	(5,580)	(5,580)
Loss applicable to common stockholders	$(20,565)	$1,688	$(43,057)	$(61,934)

	Traditional Golf	Traditional Golf	Corporate (E)	Total
December 31, 2020
Total assets	178,132	267,033	11,889	457,054
Total liabilities	38,717	345,340	62,960	447,017
Preferred stock	—	—	61,583	61,583
Equity (loss) attributable to common stockholders	$139,415	$(78,307)	$(112,654)	$(51,546)

Additions to property and equipment (including finance leases) during the year ended December 31, 2020	$9,447	$8,932	$764	$19,143

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Summary segment financial data (continued).

	Traditional Golf	Traditional Golf	Corporate		Total
Year Ended December 31, 2019
Revenues
Golf operations	$7,806	$208,691	$—		$216,497
Sales of food and beverages	11,974	43,593	—		55,567
Total revenues	19,780	252,284	—		272,064
Operating costs
Operating expenses	16,403	212,903	—		229,306
Cost of sales - food and beverages	2,984	12,233	—		15,217
General and administrative expense (A)	14,081	16,812	12,008		42,901
General and administrative expense - acquisition and transaction expenses (B)	3,490	798	787		5,075
Depreciation and amortization	5,935	16,266	195		22,396
Pre-opening costs (C)	9,040	—	—		9,040
Impairment and other losses	10,196	5,217	—		15,413
Total operating costs	62,129	264,229	12,990		339,348
Operating (loss) income	(42,349)	(11,945)	(12,990)	0	(67,284)
Other income (expenses)
Interest and investment income	321	105	529		955
Interest expense (D)	(355)	(8,238)	(2,415)		(11,008)
Capitalized interest (D)	—	586	1,662		2,248
Other income, net	—	19,069	1,807		20,876
Total other income (expenses)	(34)	11,522	1,583		13,071
Income tax expense	62	8	571		641
Net loss	(42,445)	(431)	(11,978)		(54,854)
Preferred dividends	—	—	(5,580)		(5,580)
Loss applicable to common stockholders	$(42,445)	$(431)	$(17,558)		$(60,434)

(A)General and administrative expenses include severance expense in the amount of $0.3 million, $1.1 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
(D)Interest expense includes the accretion of membership deposit liabilities in the amount of $8.2 million, $7.2 million and $7.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest expense and capitalized interest total to interest expense, net on the Consolidated Statements of Operations.
(E)Total assets in the corporate segment includes an equity method investment in the amount of zero and $24.0 million as of December 31, 2021 and 2020, respectively, recorded in other investments on the Consolidated Balance Sheets. See Note 2 for additional information.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company's property and equipment:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	155,086	(46,399)	108,687	142,635	(40,198)	102,437
Furniture, fixtures and equipment	56,809	(28,821)	27,988	51,622	(24,422)	27,200
Finance leases - equipment	29,886	(15,602)	14,284	34,339	(15,296)	19,043
Construction in progress	21,531	—	21,531	13,975	—	13,975
Total Property and Equipment	$270,082	$(90,822)	$179,260	$249,341	$(79,916)	$169,425

Depreciation is calculated on a straight-line basis using the estimated useful lives detailed in Note 2. Depreciation expense, which included amortization of assets recorded under finance leases, was $22.2 million, $24.4 million and $19.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In October 2020, the Company sold its remaining traditional golf property classified as held for sale, for $34.5 million, resulting in net proceeds of $33.6 million and recognized a gain on sale of $16.6 million.

Below is a summary of the traditional golf properties sold during 2020 and 2019 (in millions). No traditional golf properties were sold during 2021:

During the three months ended	Number of Golf Properties Sold	Sale Price	Net Proceeds (A)	Transaction Costs	Carrying Value	Gain (Loss) (B)	Management Agreements Executed Subsequent to Sale
March 31, 2019 (C)	3	$28.7	$25.5	$0.5	$20.3	$5.2	1
June 30, 2019 (D)	4	$19.7	$17.9	$0.8	$18.3	$(0.4)	1
September 30, 2019	1	$12.5	$12.3	$0.2	$5.2	$7.0	1
December 31, 2019	3	$19.1	$18.6	$0.4	$10.9	$7.7	2
December 31, 2020	1	$34.5	$33.6	$0.9	$17.0	$16.6	1
(A)Net proceeds are inclusive of transaction costs.
(B)The gain (loss) on sale is recorded in pre-tax other income (loss), net on the Consolidated Statements of Operations.
(C)The Company received sale proceeds of $17.7 million during the three months ended March 31, 2019, consisting of $18.2 million for the golf properties sold during the three months ended March 31, 2019, and $2.2 million for golf properties that were sold during December 2018, less $2.7 million that was remitted to buyers for golf properties that were sold during December 2018. The Company previously received a $9.4 million cash deposit in 2018 related to a golf property that was sold in 2019. The difference between the sales price and the net proceeds was primarily due to prepaid membership dues that we are obligated to remit to the buyer, including $2.1 million payable to the buyer of a golf property sold during the three months ended March 31, 2019.
(D)The Company received sale proceeds of $14.9 million during the three months ended June 30, 2019, consisting of $18.4 million for the golf properties sold during the three months ended June 30, 2019, less $3.5 million that was remitted to buyers for golf properties that were sold in 2018 and the first quarter of 2019.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

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
As of December 31, 2021, the Company has additional operating leases that have not yet commenced of $53.8 million.
Lease related costs recognized in the Consolidated Statements of Operations for the year ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Finance lease cost
Amortization of right-of-use assets	$5,512	$6,062
Interest on lease liabilities	1,158	1,142
Total finance lease cost	6,670	7,204

Operating lease cost
Operating lease cost	30,195	36,003
Short-term lease cost	255	1,396
Variable lease cost	22,394	11,087
Total operating lease cost	52,844	48,486
Total lease cost	$59,514	$55,690

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Other information related to leases included on the Consolidated Balance Sheet as of and for the year ended December 31, 2021 is as follows:

	Operating Leases	Financing Leases
Right-of-use assets	$181,915	$14,283
Lease liabilities	182,550	14,275
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows	34,810	1,158
Financing cash flows	—	6,350
Right-of-use assets obtained in exchange for lease liabilities	9,806	1,955
Weighted average remaining lease term	14.3 years	3.3 years
Weighted average discount rate	8.21%	6.03%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 are as follows:

	Operating Leases	Financing Leases
2022	$31,246	$5,897
2023	31,142	4,906
2024	25,142	2,744
2025	22,095	1,544
2026	19,740	600
Thereafter	166,982	14
Total minimum lease payments	296,347	15,705
Less: imputed interest	113,797	1,430
Total lease liabilities	$182,550	$14,275

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company's intangible assets:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$721	$(187)	$534	$700	$(163)	$537
Management contracts	28,913	(17,960)	10,953	31,043	(18,427)	12,616
Internally-developed software	417	(143)	274	314	(79)	235
Membership base	4,012	(3,304)	708	5,944	(5,236)	708
Nonamortizable liquor licenses	961	—	961	1,028	—	1,028
Total intangibles	$35,024	$(21,594)	$13,430	$39,029	$(23,905)	$15,124

Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $1.8 million, $2.7 million and $3.4 million, respectively.
The unamortized balance of intangible assets at December 31, 2021 is expected to be amortized as follows:

2022	$1,583
2023	1,578
2024	1,189
2025	1,065
2026	804
Thereafter	6,229
Total amortizable intangible assets	12,448
Nonamortizable liquor and other licenses	982
Total intangible assets	$13,430

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

8. DEBT OBLIGATIONS

The following table presents certain information regarding the Company's debt obligations:

	December 31, 2021								December 31, 2020

Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	200	200	Dec 2043	2.43%	2.38%	22	200	200	200
Finance Leases (Equipment)	July 2014 - Dec 2021	14,275	14,275	Jan 2021 - Jul 2027	3.50% to 15.00%	6.03%	3.3	—	19,021	19,021
		14,475	14,475			5.97%	3.7	200	19,221	19,221
Less current portion of obligations under finance leases		5,400	5,400						6,470	6,470
Credit facilities and obligations under finance leases - noncurrent		9,075	9,075						12,751	12,751
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,174	Apr 2035	3-mon LIBOR+2.25%	2.38%	13.34	51,004	51,004	51,182
Total debt obligations		$65,479	$65,649			3.17%	11.2	$51,204	$70,225	$70,403

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

(A)Including the effect of deferred financing cost.
(B)Collateral for this obligation is the Company's general credit.
Credit Facilities
Traditional golf is obligated under a $0.2 million loan with the City of Escondido, California (“Vineyard II”). The principal amount of the loan is payable in five equal installments upon reaching the "Achievement Date”, which is the date on which the number of rounds of golf played on the property during the previous 36-month period equals or exceeds 240,000. As of December 31, 2021, the Achievement Date has not been reached. The interest rate is adjusted annually and is equal to 1% plus a short-term investment return, as defined in the loan agreement. As of December 31, 2021, the interest rate is 2.43%.

Finance Leases - Equipment
The Company leases certain golf carts and other equipment under finance lease agreements. The agreements typically provide for minimum rentals plus executory costs. Lease terms range from 36-66 months. Certain leases include bargain purchase options at lease expiration.

See Note 6 for the future minimum lease payments required under the finance leases and the present value of the net minimum lease payments as of December 31, 2021.
Maturity Table
The Company’s debt obligations have contractual maturities as follows:

	Nonrecourse	Recourse	Total
2022	$5,062	$—	$5,062
2023	4,415	—	4,415
2024	2,520	—	2,520
2025	1,445	—	1,445
2026	576	—	576
Thereafter	14		14
Total	$14,032	$—	$14,032

9. REAL ESTATE SECURITIES
The following is a summary of the Company’s real estate security at December 31, 2021 and 2020, which is classified as available-for-sale and is, therefore, reported at fair value with changes in fair value recorded in other comprehensive loss, except if the security is other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Before Impairment	Other-Than- Temporary- Impairment	After Impairment	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
December 31, 2021
ABS - Non-Agency RMBS (E)	$4,000	$3,844	$(1,521)	$2,323	$1,163	$—	$3,486	1	CCC	0.68%	29.16%	1.61	67.4%

December 31, 2020
ABS - Non-Agency RMBS (E)	$4,000	$3,276	$(1,521)	$1,755	$1,468	$—	$3,223	1	CCC	0.73%	29.14%	2.6	52.2%

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
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. The Company did not record other-than-temporary impairment during the years ended December 31, 2021, 2020 and 2019.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$3,486	$3,486	Pricing models - Level 3	$3,223	$3,223
Cash and cash equivalents	58,286	58,286		47,786	47,786

Liabilities
Junior subordinated notes payable	$51,174	$27,625	Pricing models - Level 3	$51,182	$18,591
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
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Significant Unobservable Inputs
The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020.

			Significant Input
December 31, 2021
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$2,323	$3,486	10.0%	7.5%	2.6%	65.0%
Total	$2,323	$3,486

December 31, 2020
ABS - Non-Agency RMBS	$1,755	$3,223	10.0%	7.5%	2.6%	65.0%
Total	$1,755	$3,223

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

ABS - Non-Agency RMBS

Balance at December 31, 2019	$3,052
Total gains (losses) (A)
Included in other comprehensive loss	(242)
Amortization included in interest income	462
Purchases, sales and repayments (A)
Proceeds	(49)
Balance at December 31, 2020	$3,223
Total gains (losses) (A)
Included in other comprehensive loss	(305)
Amortization included in interest income	592
Purchases, sales and repayments (A)
Proceeds	(24)
Balance at December 31, 2021	$3,486
(A)None of the gains (losses) recorded in earnings during the periods is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting dates. There were no purchases or sales during the years ended December 31, 2021 and 2020. There were no transfers into or out of Level 3 during the years ended December 31, 2021 and 2020.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
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
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

11. EQUITY AND EARNINGS PER SHARE
Earnings per Share
The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	For Year Ended December 31,
	2021	2020	2019
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends	$(36,949)	$(61,934)	$(60,434)
Loss Applicable to Common Stockholders	$(36,949)	$(61,934)	$(60,434)

Denominator:
Denominator for basic earnings per share - weighted average shares	89,733,378	67,158,745	67,039,556
Effect of dilutive securities
Options	—	—	—
RSUs	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	89,733,378	67,158,745	67,039,556

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.41)	$(0.92)	$(0.90)
Loss Applicable to Common Stock, per share	$(0.41)	$(0.92)	$(0.90)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.41)	$(0.92)	$(0.90)
Loss Applicable to Common Stock, per share	$(0.41)	$(0.92)	$(0.90)
Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of dilutive securities during each period. The Company’s dilutive securities are its options and RSUs. During 2021, 2020, and 2019, based on the treasury stock method, the Company had 550,753, 623,140 and 2,113,022 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. Net loss applicable to common stockholders is equal to net loss less preferred dividends.
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
DECEMBER 31, 2021, 2020 and 2019
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

In 2021, the Company issued a total of 13,429 of its common stock to its independent directors upon vesting of RSUs that were granted in 2019.

In 2021, the Company issued a total of 61,520 shares of its common stock to employees upon vesting of RSUs that were granted in 2019.

In 2021, the Company issued 736,551 shares of its common stock to a former executive upon the exercise of vested options that were granted in 2018.

In 2021, the Company completed the public offering of 23,285,553 shares of common stock and the sale of 672,780 shares of common stock to the Chairman of our board of directors.

Incentive and Option Plans

The Drive Shack Inc. 2018 Omnibus Incentive Plan (the "2018 Plan") was effective upon approval by our shareholders in May 2018 and provides for the issuance of equity-based awards in various forms to eligible participants. As of December 31, 2021, the 2018 Plan has 5,284,184 shares available for grant in the aggregate, subject to an annual limitation.

All outstanding options granted under prior option plans will continue to be subject to the terms and conditions set forth in the agreements evidencing such options and the terms of respective option plan.
As detailed in the 2018 Plan, the board of directors may permit a first time non-employee director to make a one-time election to participate in a stock purchase and matching grant program (the "Director Stock Program") which provides that if the non-employee director purchases shares of the Company's common stock at fair value within 30 days following the date the individual becomes a non-employee director, then the Company will issue a matching grant of fully vested shares of common stock equal to 20% of the aggregate fair value of the purchased shares. In 2018, a non-employee director purchased 41,667 shares and the Company issued 8,333 shares representing the matching grant. In 2019, a non-employee director purchased 5,000 shares and the Company issued 1,000 shares representing the matching grant. There were no non-employee director purchases in 2020 and 2021.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Stock Options
The following is a summary of the changes in the Company's outstanding options for the year ended December 31, 2021.

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2020	4,935,732	$2.57
Vested	(1,353,184)	1.00
Balance at December 31, 2021	3,582,548	$3.17	1.6 years

Outstanding at December 31, 2021	2,578,926	$2.59	1.7 years
The Company's outstanding options are summarized as follows:

	Year Ended December 31,
	2021	2020
Held by the former Manager	2,578,926	3,627,245
Granted to the former Manager and subsequently transferred to certain Manager’s employees (B)	1,003,622	1,308,154
Granted to the independent directors	—	333
Granted to Drive Shack employees (A)(C)	—	—
Total	3,582,548	4,935,732

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
(B)The Company and Fortress (the former Manager) agreed that options held by certain employees formerly employed by the Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024. In 2019, a certain employee was terminated by the Company and 921,992 options reverted back to the former Manager. The Company reversed $1.2 million in stock compensation expense related to these options.
(C)In 2018, the Company granted 75,000 options to an employee as provided in their employment agreement. The options fully vest on the third anniversary of the grant date. In 2019, the Company granted 695,652 options to an employee that vest and become exercisable in equal annual installment on each of the first three anniversaries of the grant date. In 2021, no options were cancelled as part of an employee's departure from the Company per a separation and release agreement.

The valuation of the employee options has been determined using the Black-Scholes option valuation model. The Black-Scholes option valuation model uses assumptions of expected volatility, expected dividend yield of the Company’s stock, expected term of the awards and the risk-free interest rate. The fair value of the options was determined using the following assumptions:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

Option Valuation Date	April 2019	November 2019
Expected Volatility	36.80%	44.73%
Expected Dividend Yield	0.00%	0.00%
Expected Remaining Term	6.0 years	0.3 years
Risk-Free Rate	2.34%	1.57%
Fair Value at Valuation Date	$1,280	$67

Stock-based compensation expense is recognized on a straight-line basis from grant date through the vesting date of the options. Stock-based compensation expense related to the employee options was $1.4 million, $0.8 million, and $0.6 million (net of the reversals of stock compensation expenses described above), during the years ended December 31, 2021, 2020, and 2019 respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested options was $0.6 million as of December 31, 2021 and will be expensed over a weighted average of 1.1 years.

The closing price on the New York Stock Exchange for the Company’s common stock as of December 31, 2021 was $1.43 per share.
Restricted Stock Units (RSUs)

The following is a summary of the changes in the Company's RSUs for the year ended December 31, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2020	259,238	$3.72
Granted (A)	149,660	$1.47
Released	(162,706)	$3.45
Forfeited (B)	(53,002)	$3.74
Outstanding at December 31, 2021	193,190	$2.20
(A)The Company's non-employee directors were granted 149,660 RSUs during 2021 as part of the annual compensation. The RSUs are subject to a one year vesting period.
(B)Unvested RSUs are forfeited by non-employee directors upon their departure from the board of directors and forfeited by employees upon their termination.

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one year vesting period. During the year ended December 31, 2021, the Company granted 149,660 RSUs to non-employee directors and 13,429 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the year ended December 31, 2021, the Company did not grant RSUs to employees and 61,520 RSUs granted to employees vested and were released. Stock-based compensation expense related to the RSUs was $0.7 million, $0.7 million, and $0.7 million during the years ended December 31, 2021, 2020, and 2019 respectively, and was recorded in general and administrative expense on the Consolidated Statements of Operations. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.3 million as of December 31, 2021 and is expected to be recognized over a weighted average of 1.1 years.
Tax Benefits Preservation Plan

In connection with the adoption of a Tax Benefit Preservation Plan in 2016 and subsequent years through 2020, our board of directors approved the Articles Supplementary of Series E Junior Participating Preferred Stock, which was filed with the State Department of Assessments and Taxation of Maryland on December 8, 2016.
Preferred Stock

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

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
On March 11, 2021 the board of directors declared dividends on the Company’s preferred stock for the period beginning February 1, 2021 and ending April 30, 2021, payable on April 30, 2021 to holders of record of preferred stock on April 1, 2021, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. Dividends totaling $1.4 million were paid on April 29, 2021.

On May 5, 2021 the board of directors declared dividends on the Company’s preferred stock for the period beginning May 1, 2021 and ending July 31, 2021, payable on July 30, 2021 to holders of record of preferred stock on July 1, 2021, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. Dividends totaling $1.4 million were paid on July 30, 2021.

On August 5, 2021 the board of directors declared dividends on the Company’s preferred stock for the period beginning August 1, 2021 and ending October 31, 2021, payable on November 1, 2021 to holders of record of preferred stock on October 1, 2021, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. Dividends totaling $1.4 million were paid on October 29, 2021.
On November 5, 2021, the board of directors of the Company declared dividends on the Company's preferred stock for the period beginning November 1, 2021, and ending January 31, 2022. The dividends are payable on January 31, 2022, to holders of record of preferred stock on January 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. As of December 31, 2021, $0.9 million remained upaid.
Non-Controlling Interests

On July 12, 2021, the Company entered into an investment agreement among the Company and Symphony Ventures, which we refer to as Symphony, a company organized under the laws of Ireland, in which the Company agreed to sell to Symphony 10% of the partnership interests in each of the wholly owned subsidiary limited partnerships, which we refer to as “SLPs”, formed by the Company to hold each of the Company’s Puttery venues, in exchange for an amount in cash equal to 10% of the total cost to build the Puttery venue owned by such SLP. Symphony’s purchase price in each such SLP will be fully committed on the date the certificate of occupancy for the Puttery venue is received, up to a total commitment of $10 million. Currently the Company and Symphony are party to two SLPs, for the Puttery location in Dallas, Texas and Charlotte, North Carolina. We control through a wholly owned subsidiary all general partnership interests and 90% of the limited partnership interests in the SLP, thus retaining all rights, powers and authority that govern the partnership and, as a result, we consolidate the financial results of this SLP, and report the noncontrolling interest representing the economic interest in the SLP held by Symphony. In exchange for its purchase of limited partnership interests in the SLP, Symphony agreed to pay cash consideration of $1,041,000 on or after

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

November 11, 2021. Symphony’s purchase price for limited partnership interests in the SLP in respect of Charlotte will be finalized in the first quarter of 2021. .No fees or other discounts or commissions are payable to underwriters or other entities in connection with the foregoing

12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES
Agreements with the Former Manager
At December 31, 2021, the Manager, through its affiliates, and principals of the Manager, owned 9.0 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 2.6 million shares of the Company’s common stock (Note 11).

13. COMMITMENTS AND CONTINGENCIES
Litigation — The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at December 31, 2021, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.
Environmental Costs — As a commercial real estate owner, the Company is subject to potential environmental costs. At December 31, 2021, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s consolidated financial position or results of operations.
Surety Bonds — The Company is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company had bonds outstanding of approximately $0.9 million as of December 31, 2021 and 2020.

Month-to-Month Leases — traditional golf has four month-to-month property leases which are cancellable by the parties with 30 days written notice. traditional golf also has various month-to-month operating leases for carts and equipment. Lease expense is recorded in short-term lease cost as disclosed in Note 6.
Membership Deposit Liability — In the traditional golf business, until 2021 private country club members generally paid an advance initiation deposit upon their acceptance as a member to the respective country club. Initiation deposits are refundable 30 years after the date of acceptance as a member. As of December 31, 2021, the total face amount of initiation fee deposits was approximately $249.2 million with annual maturities through 2051.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

In 2001 and 2002 American Golf Corporation, when it was owned by a previous owner, entered into an Assumption Agreement and Amended and Restated Membership Deposit Assumption Agreement, respectively, with two trusts established by a previous owner of the American Golf Corporation (the “Trusts”) under which the Trusts agreed to unconditionally assume the obligations of American Golf to refund certain membership deposit liabilities in exchange for shares in the American Golf Corporation. The membership deposit liabilities assumed were refundable 30 years from the date of acceptance of the member with the first liabilities assumed by the Trusts becoming refundable in 2020. The total redemption value of membership deposit liabilities assumed by the Trusts was $158.4 million. Because of the substantial time period between the assumption of the liabilities and the first liabilities becoming refundable the inability to verify and monitor the assets of the Trusts to ensure the ability to perform under the terms of the assumption agreements, the fact that the Trusts are not required to maintain any assets that would support such performance and the Trust settlor was not required contractually to fund the Trust, no asset was recorded at the time of our acquisition of American Golf Corporation in recognition of this assumption agreement for the $158.4 million of liability assumed by the Trusts. The Company does not have the ability to determine the likelihood that the Trusts will meet its obligations. Should the Trusts not fulfill its obligations, the Company would be responsible for refunding the outstanding balance of the membership deposit liability and therefore, recognizes these membership deposit liabilities on its balance sheet. As of December 31, 2021 the Trusts had refunded a total of approximately $0.3 million of membership deposit liabilities under the terms of the assumption agreements.
Restricted Cash — Approximately $3.4 million of restricted cash at December 31, 2021 is used as credit enhancement for Traditional Golf’s obligations related to the performance of lease agreements and certain insurance claims.

Commitments — As of December 31, 2021, the Company has additional operating leases that have not yet commenced of $53.8 million. The leases are expected to commence over the next 12 months with initial lease terms of approximately 10 years. These leases are primarily real estate leases for future entertainment golf venues and corporate office space and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies which generally occurs prior to construction.

Preferred Dividends in Arrears - As of December 31, 2020, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

14. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$1,429	$1,537	$532
State and Local	350	168	109
Total Current Provision	$1,779	$1,705	$641
Deferred:
Federal	$—	$—	$—
State and Local	—	—	—
Total Deferred Provision	$—	$—	$—
Total Provision for Income Taxes	$1,779	$1,705	$641
The Company is subject to U.S. federal and state corporate income tax. As of December 31, 2021, the Company has a net operating loss carryforward of approximately $465.6 million that is available to offset future U.S. federal taxable income, if and when it arises. The Company has State net operating losses after apportionment and tax effect of approximately $47.8 million. The net operating loss carryforwards will begin to expire in 2029. A portion of the net operating loss carryforward may be limited in its use due to certain provisions of the Code, including, but not limited to Section 382, which imposes an annual limit on the amount of net operating loss and net capital loss carryforwards that the Company can use to offset future taxable income.

As of December 31, 2021, the Company has a capital loss carryforward of approximately $27.2 million. The capital loss carryforward will begin to expire in 2022.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. Generally, the Company is no longer subject to tax examinations by tax authorities for years prior to 2018.

The Company has assessed its tax positions for all open years. As of December 31, 2021, the Company reported a total of $0.6 million of unrecognized tax benefits which, if recognized, would affect the Company’s effective tax rate. The Company does not believe that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within the next twelve months.
A reconciliation of the unrecognized tax benefits is as follows:

Balance as of December 31, 2020	$1,196
Decrease due to expiration of statue of limitations	(568)
Balance as of December 31, 2021	$628
Generally, the Company’s effective tax rate differs from the federal statutory rate as a result of state and local taxes and changes in the valuation allowance.

The difference between the Company's reported provision for income taxes and the U.S. federal statutory rate of 21% is as follows:

	December 31,
	2021	2020	2019
Provision at the statutory rate	21.00%	21.00%	21.00%
Permanent items	(0.57)%	(0.56)%	(0.17)%
Excess Inclusion Income	(7.39)%	(2.80)%	(0.45)%
State and local taxes	(0.63)%	(0.24)%	(0.16)%
Valuation allowance	(20.60)%	(20.61)%	(21.11)%
Unrecognized tax benefits	1.94%	(0.01)%	(0.86)%
Other	—%	0.11%	0.57%
Total Benefit (Expense)	(6.25)%	(3.11)%	(1.18)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2021 and 2020 are presented below:

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$285	$283
Depreciation and amortization	5,600	8,158
Accrued expenses	878	2,956
Interest	3,610	3,757
Operating lease liabilities	57,002	59,804
Net operating losses	142,875	126,163
Capital losses	7,625	7,749
Deferred revenue	3,804	1,956
Investment in Partnership	5,245	5,330
Impairment Loss	2,671	1,822
Other	585	1,342
Total deferred tax assets	230,180	219,320
Less valuation allowance	(169,675)	(152,884)
Net deferred tax assets	$60,505	$66,436
Deferred tax liabilities:
Operating lease right-of-use assets	56,971	61,467
Membership deposit liabilities	3,534	4,969
Total deferred tax liabilities	$60,505	$66,436
Net deferred tax assets	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
As of December 31, 2021, the Company recorded a full valuation allowance against its net deferred tax assets as management does not believe that it is more likely than not that the net deferred tax assets will be realized.
The following table summarizes the change in the deferred tax asset valuation allowance:

Valuation allowance at December 31, 2020	$152,884
Increase due to current year operations	16,791
Valuation allowance at December 31, 2021	$169,675

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

15. (GAIN) LOSS ON LEASE TERMINATIONS AND IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020	2019
(Gain) loss on lease terminations	$961	$(2,872)	$—
Impairment on traditional golf properties (held-for-sale)	—	—	1,227
Impairment on traditional golf properties (held-for-use)	—	3,912	3,805
Impairment on corporate related assets	3,187	—	—
Other losses	887	(1,761)	10,381
Total (Gain) Loss on Lease Terminations and Impairment	$5,035	$(721)	$15,413

Gain on lease terminations - During the year ended December 31, 2021, the Company recorded a loss related to the Seacliff lease termination. During the year ended December 31, 2020, the Company recorded a gain of $2.9 million on the termination of two traditional golf property leases. The gain primarily related to the net effect of the derecognition of long-lived asset, intangible, and ROU asset and liability balances. In 2019, the Company recognized impairment losses and recorded accumulated impairment totaling approximately $1.2 million for three golf properties. The fair value measurements were based on expected selling prices, less costs to sell.

The significant inputs used to value these real estate assets fall within Level 3 for fair value reporting.

Held for Use Impairment: In 2019, the Company recorded impairment charges totaling $3.8 million for two golf properties. In 2020, the Company recorded impairment charges totaling $3.9 million for two golf courses.

In 2021, the Company recorded $3.2 million related to the impairment on corporate related assets, including the New York Corporate office and related assets.

The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

Other Losses: For the year ended December 31, 2021, the Company recorded a $0.9 million loss on asset retirements related to other lease terminations. For the year ended December 31, 2020, the Company recorded a reversal of other losses of $2.0 million primarily due to the sale of equipment and recorded loss on asset retirements of $0.2 million. For the year ended December 31, 2019, the Company recorded loss on asset retirements of $10.4 million primarily due to the Company's decision to discontinue the use of certain software and equipment at our Entertainment Golf venues, including the renovations at the Orlando venue.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

16. SUMMARY QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

2021	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
Total revenues	$61,091	$73,879	$76,366	$70,528	$281,864
Total operating costs	68,966	72,826	82,287	78,409	302,488
Operating loss (income)	(7,875)	1,053	(5,921)	(7,881)	(20,624)
Total other income (expenses)	(2,534)	(2,572)	(2,329)	(1,924)	(9,359)
Income tax expense	495	450	616	218	1,779
Consolidated net income (loss)	(10,904)	(1,969)	(8,866)	(10,023)	(31,762)
Less: net loss attributable to noncontrolling interest	—	—	(15)	(378)	(393)
Net loss attributable to the Company	(10,904)	(1,969)	(8,851)	(9,645)	(31,369)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Income (loss) applicable to common stockholders	$(12,299)	$(3,364)	$(10,246)	$(11,040)	$(36,949)
Income (loss) applicable to common stock, per share
Basic	$(0.15)	$(0.04)	$(0.11)	$(0.12)	$(0.41)
Diluted	$(0.15)	$(0.04)	$(0.11)	$(0.12)	$(0.41)
Weighted average number of shares of common stock outstanding
Basic	82,558,881	92,065,615	92,085,846	92,073,344	89,733,378
Diluted	82,558,881	92,065,615	92,085,846	92,073,344	89,733,378

2020	Quarter Ended				Year Ended
	March 31	June 30	September 30	December 31	December 31
Total revenues	$61,135	$32,100	$66,465	$60,287	$219,987
Total operating costs	75,978	44,248	72,461	63,935	256,622
Operating loss (income)	(14,843)	(12,148)	(5,996)	(3,648)	(36,635)
Total other income (expenses)	(2,248)	(26,878)	(2,918)	14,030	(18,014)
Income tax expense (benefit)	271	500	498	436	1,705
Net income (loss)	(17,362)	(39,526)	(9,412)	9,946	(56,354)
Preferred dividends	(1,395)	(1,395)	(1,395)	(1,395)	(5,580)
Loss applicable to common stockholders	$(18,757)	$(40,921)	$(10,807)	$8,551	$(61,934)
Loss applicable to common stock, per share
Basic	$(0.28)	$(0.61)	$(0.16)	$0.13	$(0.92)
Diluted	$(0.28)	$(0.61)	$(0.16)	$0.13	$(0.92)
Weighted average number of shares of common stock outstanding
Basic	67,069,534	67,111,843	67,212,532	67,238,624	67,158,745
Diluted	67,069,534	67,111,843	67,212,532	67,833,329	67,158,745

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019
(dollars in tables in thousands, except per share data)

17. SUBSEQUENT EVENTS

Preferred Dividends - On March 2, 2022, the Board of Directors of the Company declared dividends on the Company’s preferred stock for the period beginning February 1, 2022 and ending April 30, 2022. The dividends are payable on May 2, 2022, to holders of record of preferred stock on April 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

Managed Property Disposals – In March, the Company entered into transition arrangements with respect to River Club, in Boise, ID, and Vista Valencia, in Valencia, CA, pursuant to which its management agreements will terminate on March 31, 2021, assuming all transition items are completed by such date, and the Company will receive agreed-upon early termination fees from the course owners.

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

b)Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other Information.

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the information under the captions “Proposal No. 1 Election of Directors,” “Our Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement relating to the 2022 Annual Meeting of Stockholders to be filed with the SEC (our “Definitive Proxy Statement”).
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
Item 14. Principal Accounting Fees and Services.

Incorporated by reference to the information under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement.

PART IV
Item 15. Exhibits; Financial Statement Schedules.

(a)	and (c) Financial Statements and Schedules:
See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K:

	2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).

	2.2	Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

	3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).

	3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

	3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

	3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

	3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).

	3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.6, filed on May 11, 2020.

	4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

	4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

	4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

	4.4	Description of the Company's Securities Registered under Section 12 of the Exchange Act.

	10.1*	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

	10.2*	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

	10.3*	2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.4*	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 7, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1 filed on May 19, 2016).

10.5*	2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan, adopted as of April 11, 2017 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).

10.6*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).

10.7	Form of Indemnification Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.8*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).

10.9*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.22, filed on May 10, 2019).

10.10*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.23, filed on August 6, 2019).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

March 18, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley R. Edens	By:	/s/ Stuart A. McFarland
Wesley R. Edens			Stuart A. McFarland
Chairman of the Board			Director

March 18, 2022			March 18, 2022

By:	/s/ Hana Khouri	By:	/s/ William J. Clifford
Hana Khouri			William J. Clifford
Director, Chief Executive Officer and President			Director

March 18, 2022			March 18, 2022

By:	/s/ Michael Nichols
Michael Nichols
Chief Financial Officer and Chief Accounting Officer

March 18, 2022

By:	/s/ Virgis W. Colbert
Virgis W. Colbert
Director

March 18, 2022

By:	/s/ Benjamin M. Crane
Benjamin M. Crane
Director

March 18, 2022