Form 10-Q
period 2022-03-31
Drive Shack Inc.
filed 2022-05-10
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Common stock, $0.01 par value per share: 92,385,019 shares outstanding as of May 9, 2022.

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	(unaudited)
	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$44,068	$58,286
Restricted cash	3,985	3,480
Accounts receivable, net	5,405	5,563
Real estate securities, available-for-sale	3,655	3,486
Other current assets	31,577	30,034
Total current assets	88,690	100,849
Restricted cash, noncurrent	216	798
Property and equipment, net of accumulated depreciation	172,002	179,260
Operating lease right-of-use assets	198,926	181,915
Intangibles, net of accumulated amortization	13,509	13,430
Other assets	6,374	6,538
Total assets	$479,717	$482,790

Liabilities and Equity
Current liabilities
Obligations under finance leases	$5,186	$5,400
Membership deposit liabilities	18,039	18,039
Accounts payable and accrued expenses	33,310	34,469
Deferred revenue	23,323	26,301
Other current liabilities	29,375	26,524
Total current liabilities	109,233	110,733
Credit facilities and obligations under finance leases - noncurrent	8,867	9,075
Operating lease liabilities - noncurrent	183,302	166,031
Junior subordinated notes payable	51,172	51,174
Membership deposit liabilities, noncurrent	105,749	104,430
Deferred revenue, noncurrent	10,864	10,005
Other liabilities	1,716	1,487
Total liabilities	$470,903	$452,935

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of March 31, 2022 and December 31, 2021	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 92,362,845 and 92,093,425 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	921	921
Additional paid-in capital	3,232,912	3,233,608
Accumulated deficit	(3,289,237)	(3,268,876)
Accumulated other comprehensive income	1,163	1,163
Total equity of the company	$7,342	$28,399
Noncontrolling interest	1,472	1,456
Total equity	$8,814	$29,855
Total liabilities and equity	$479,717	$482,790
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Golf operations	$55,284	$53,161
Sales of food and beverages	13,698	7,930
Total revenues	68,982	61,091

Operating costs
Operating expenses	55,139	48,870
Cost of sales - food and beverages	3,361	2,104
General and administrative expense	9,063	7,982
Depreciation and amortization	6,193	6,245
Pre-opening costs	747	556
Loss on lease terminations and impairment	12,871	3,209
Total operating costs	87,374	68,966
Operating loss	(18,392)	(7,875)

Other income (expenses)
Interest and investment income	201	153
Interest expense, net	(2,646)	(2,626)
Other income (loss), net	2,645	(61)
Total other income (expenses)	200	(2,534)
Loss before income tax	(18,192)	(10,409)
Income tax expense	721	495
Consolidated net loss	(18,913)	(10,904)
Less: net income attributable to noncontrolling interest	53	—
Net loss attributable to the Company	(18,966)	(10,904)
Preferred dividends	(1,395)	(1,395)
Loss applicable to common stockholders	$(20,361)	$(12,299)

Loss applicable to common stock, per share
Basic	$(0.22)	$(0.15)
Diluted	$(0.22)	$(0.15)

Weighted average number of shares of common stock outstanding
Basic	92,254,084	82,558,881
Diluted	92,254,084	82,558,881

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Net loss	$(18,913)	$(10,904)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	—	(76)
Other comprehensive gain (loss)	—	(76)
Total comprehensive loss	$(18,913)	$(10,980)
Comprehensive loss attributable to noncontrolling interest	53	—
Comprehensive loss attributable to the Company	$(18,966)	$(10,980)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (loss)	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) - December 31, 2021	2,463,321	$61,583	92,093,425	$921	$3,233,608	$(3,268,876)	$1,163	$1,456	$29,855
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	—	(696)	—	—	—	(696)
Shares issued from options and restricted stock units	—	—	269,420	—	—	—	—	—	—
Contributed Capital	—	—	—	—	—	—	—	3	3
Capital Distribution	—	—	—	—	—	—	—	(40)	(40)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(18,966)	—	53	(18,913)
Other comprehensive loss	—	—	—	—	—	—	—	—	—
Total comprehensive loss								16	$(18,913)
Equity (deficit) - March 31, 2022	2,463,321	$61,583	92,362,845	$921	$3,232,912	$(3,289,237)	$1,163	$1,472	$8,814

Equity (deficit) - December 31, 2020	2,463,321	$61,583	67,323,592	$673	$3,178,704	$(3,232,391)	$1,468	$—	$10,037
Dividends declared	—	—	—	—	—	(930)	—	—	(930)
Stock-based compensation	—	—	—	—	350	—	—	—	350
Shares issued from options and restricted stock units	—	—	745,881	7	(7)	—		—	—
Shares issued from equity raise	—	—	23,958,333	$239	$53,666	$—	$—	—	53,905
Comprehensive income (loss)
Net loss	—	—	—	—	—	(10,904)	—	—	(10,904)
Other comprehensive loss	—	—	—	—	—	—	(76)	—	(76)
Total comprehensive loss								—	(10,980)
Equity (deficit) - March 31, 2021	2,463,321	$61,583	92,027,806	$919	$3,232,713	$(3,244,225)	$1,392	$—	$52,382

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(18,913)	$(10,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,193	6,245
Amortization of discount and premium	(171)	(126)
Other amortization	2,044	2,000
Amortization of revenue on golf membership deposit liabilities	(508)	(564)
Amortization of prepaid golf membership dues	(3,935)	(6,467)
Non-cash operating lease expense	736	107
Stock-based compensation	(696)	349
Loss on lease terminations and impairment	12,871	3,209
Gain from insurance proceeds for property loss	(2,781)	—
Other losses, net	120	182
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(1,220)	(3,868)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	3,798	2,281
Net cash used in operating activities	(2,462)	(7,556)
Cash Flows From Investing Activities
Insurance proceeds for property loss	2,781	—
Acquisition and additions of property and equipment and intangibles	(10,964)	(6,542)
Net cash used in investing activities	(8,183)	(6,542)
Cash Flows From Financing Activities
Repayments of debt obligations	(1,499)	(1,685)
Golf membership deposits received	45	815
Proceeds from issuance of common stock	—	53,905
Capital distribution paid	(40)	—
Preferred stock dividends paid	(1,395)	—
Other financing activities	(761)	(187)
Net cash provided by (used in) financing activities	(3,650)	52,848
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(14,295)	38,750
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	62,564	50,833
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$48,269	$89,583

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to finance lease assets and liabilities	$1,297	$298
Decreases in accounts payable and accrued expenses related to the purchase of property and equipment	$(235)	$(1,916)
Additions for operating right of use assets and liabilities	$21,467	$—
Cash paid during the period for interest expense	$540	$—
Cash paid during the period for income taxes	$—	$—

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Note 1. ORGANIZATION
Drive Shack Inc., which is referred to in this Quarterly Report on Form 10-Q, as Drive Shack or the Company, is an owner and operator of golf-related leisure and entertainment venues focused on bringing people together through competitive socializing. The Company, a Maryland corporation, was formed in 2002, and its common stock is traded on the NYSE under the symbol “DS.”
The Company conducts its business through the following segments: (i) entertainment golf, (ii) traditional golf and (iii) corporate. For a further discussion of the reportable segments, see Note 4.
As of March 31, 2022, the Company's entertainment golf segment was comprised of six owned or leased entertainment golf venues across four states with locations in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; Richmond, Virginia; The Colony, Texas; and Charlotte, North Carolina.
The Company’s traditional golf segment is one of the largest operators of traditional golf properties in the United States. As of March 31, 2022, the Company owned, leased or managed fifty-five (55) traditional golf properties across nine states.

The corporate segment consists primarily of securities and other investments and executive management.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (“COVID-19”).

Many jurisdictions in which we operate have previously imposed capacity limitations and other restrictions affecting our operations. The extended length of the COVID-19 pandemic and the related government response may continue to cause prolonged periods of various operational restrictions and capacity limitations impacting future business operations. In addition, the duration and intensity of the pandemic may result in changes in customer behaviors or preferences. These may lead to increased asset recovery and valuation risks, such as impairment of long-lived and other assets. The extent to which COVID-19 continues to impact our business will depend on future developments, which remain highly uncertain and cannot be predicted, including additional actions taken by various governmental bodies and private enterprises to contain COVID-19 or mitigate its impact, among others.

Basis of Presentation — The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with U.S. generally accepted accounting principles or GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on March 18, 2022. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Seasonality – Seasonality can affect our results of operations. Our traditional golf business is subject to seasonal fluctuations as colder temperatures and shorter days reduce the demand for outdoor activities. As a result, the traditional golf business

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

generates a disproportionate share of its annual revenue in the second and third quarters of each year. In addition, our Drive Shack and Puttery venues could be significantly impacted on a season-to-season basis, based on corporate event and social gathering volumes during holiday seasons and school vacation schedules. For this reason, a quarter-to-quarter comparison may not be a good indicator of our current and/or future performance.

Leasing Arrangements — The Company evaluates at lease inception whether an arrangement is or contains a lease by providing the Company with the right to control an asset. Operating leases are accounted for on the balance sheet with the Right of Use (“ROU”) assets in "Operating lease right-of-use assets" and lease liabilities are recognized in "Other current liabilities" and "Operating lease liabilities - noncurrent" in the Consolidated Balance Sheets. Finance lease ROU assets, current lease liabilities and noncurrent lease liabilities are recognized in "Property and equipment, net of accumulated depreciation," and "Obligations under finance leases" and "Credit facilities and obligations under finance leases - noncurrent" in the Consolidated Balance Sheets, respectively.

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
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

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

The following table summarizes the Company's Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$44,068	58,286
Restricted cash	3,985	3,480
Restricted cash, noncurrent	216	798
Total Cash and cash equivalents, Restricted cash and Restricted cash, noncurrent	$48,269	$62,564

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $0.9 million as of March 31, 2022 and December 31, 2021. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends, current economic factors, and our expectations of future events that affect collectability. Collateral is generally not required.

Other Current Assets — The following table summarizes the Company's other current assets:

	March 31, 2022	December 31, 2021
Managed property receivables	$16,995	$19,316
Prepaid expenses	4,953	2,524
Deposits	1,827	1,827
Inventory	2,657	2,229
Miscellaneous current assets, net	5,145	4,138
Other current assets	$31,577	$30,034
Other Assets — The following table summarizes the Company's other assets:

	March 31, 2022	December 31, 2021
Prepaid expenses	$2,334	$2,156
Deposits	3,310	3,335
Miscellaneous assets, net	730	1,047
Other assets	$6,374	$6,538

Other Current Liabilities — The following table summarizes the Company's other current liabilities:

	March 31, 2022	December 31, 2021
Operating lease liabilities	$16,996	$16,519
Accrued rent	3,006	3,455
Dividends payable	930	930
Miscellaneous current liabilities	8,443	5,620
Other current liabilities	$29,375	$26,524

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Membership Deposit Liabilities - Initiation fees are non-refundable and recorded as revenue over the expected seven year life of an active membership. Until 2021, private country club members generally paid an advance initiation deposit upon their acceptance as a member to the respective country club that is refundable 30 years after the date of acceptance as a member. The difference between the initiation deposit paid by the member and the present value of the refund obligation is deferred and recognized into golf operations revenue in the Consolidated Statements of Operations on a straight-line basis over the expected life of an active membership, which is estimated to be seven years. The present value of the refund obligation is recorded as a membership deposit liability in the Consolidated Balance Sheets and accretes over a 30-year nonrefundable term using the effective interest method. This accretion is recorded as interest expense in the Consolidated Statements of Operations.

In 2002 American Golf Corporation ("AGC"), when it was owned by a previous owner, entered into a Restated Membership Deposit Assumption Agreement, with two trusts established by a previous owner of AGC (the “Trusts”) under which the Trusts agreed to unconditionally assume the obligations of AGC to refund certain membership deposit liabilities ("MDLs") in exchange for shares in AGC. The MDLs assumed were refundable 30 years from the date of acceptance of the member with the first liabilities assumed by the Trusts becoming refundable in 2020. The total redemption value of membership deposit liabilities assumed by the Trusts was $181.9 million. No asset was recorded at the time of our acquisition of AGC in recognition of this assumption agreement for the $181.9 million of liabilities assumed by the Trusts for the following reasons. 1) the substantial time period between the assumption of the liabilities and the first liabilities becoming refundable; 2) the inability of AGC to verify and monitor the assets of the Trusts to ensure the ability to perform under the terms of the assumption agreements; 3) the fact that the Trusts are not required to maintain any assets that would support such performance; 4) the Trust settlors were not required contractually to fund the Trusts; and 5) The Company does not have the ability to determine the likelihood that the Trusts will meet their obligations. In the event the Trusts are not able to fulfill their obligations, the Company would be responsible for refunding the outstanding balance of the MDL and therefore, recognizes these MDLs on its balance sheet. Though the Trusts initially assumed $181.9 million of MDLs the balance of related MDLs carried on the books of AGC, as of March 31, 2022, has been reduced to an undiscounted nominal value of $115 million through various assignments to third parties and partial membership refunds due to membership transfers. To-date, the Trust has met all of their obligations that have come due for which the Trust assumed responsibility under the Restated Membership Deposit Assumption Agreement. As of March 31, 2022 the Trusts had refunded a total of approximately $0.3 million of MDLs, all of which they were obligated to pay under the terms of the assumption agreements.

Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended March 31,
	2022	2021
Collateral management fee income, net	$37	$56
Insurance proceeds	2,781	—
Loss on sale of long-lived assets and intangibles	(38)	(15)
Gain on Lease Modification/Termination	42	—
Other loss	(177)	(102)
Other gain (loss), net	$2,645	$(61)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Note 3. REVENUES

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

The Company’s revenue is all generated within the entertainment golf and traditional golf segments. The following tables disaggregate revenue by category: entertainment golf venues, public and private golf properties (owned and leased) and managed golf properties.

	Three Months Ended March 31, 2022
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total
Golf operations	$6,428	$19,506	$14,565	$14,602	$183	$55,284
Sales of food and beverages	7,749	4,364	1,585	—		13,698
Total revenues	$14,177	$23,870	$16,150	$14,602	$183	$68,982

	Three Months Ended March 31, 2021
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total
Golf operations	$3,421	$19,172	$14,719	$15,849	$—	$53,161
Sales of food and beverages	4,802	1,855	1,273	—	—	7,930
Total revenues	$8,223	$21,027	$15,992	$15,849	$—	$61,091
(A)Includes $13.0 million and $13.8 million for the three months ended March 31, 2022, and for the three months ended March 31, 2021, respectively, related to management contract reimbursements reported under ASC 606.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

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

The Company's entertainment golf segment, launched in 2018, is comprised of Drive Shack venues that feature tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces and Puttery venues that feature indoor putting courses anchored by bars and other social spaces as well as a full-service kitchen that serve to create engaging and fun experiences for guests. As of March 31, 2022, the Company owned or leased four Drive Shack venues across three states which are located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia, and leased two Puttery venues located in The Colony, Texas and Charlotte, North Carolina.

The Company's traditional golf segment is one of the largest operators of golf courses and country clubs in the United States. As of March 31, 2022, the Company owned, leased or managed 55 traditional golf properties across nine states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

Three Months Ended March 31, 2022	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$6,428	$48,673	$183	$55,284
Sales of food and beverages	7,749	5,949	—	13,698
Total revenues	14,177	54,622	183	68,982
Operating costs
Operating expenses	8,260	46,815	64	55,139
Cost of sales - food and beverages	1,743	1,618	—	3,361
General and administrative expense (A)	3,726	2,894	2,443	9,063
Depreciation and amortization	3,441	2,644	108	6,193
Pre-opening costs (C)	747	—	—	747
(Gain) Loss on lease terminations and impairment	12,889	(18)	—	12,871
Total operating costs	30,806	53,953	2,615	87,374
Operating income (loss)	(16,629)	669	(2,432)	(18,392)
Other income (expenses)
Interest and investment income	1	26	174	201
Interest expense (D)	(58)	(2,249)	(339)	(2,646)
Other income (loss), net	(16)	2,628	33	2,645
Total other income (expenses)	(73)	405	(132)	200
Income tax expense	31	—	690	721
Net income (loss)	(16,733)	1,074	(3,254)	(18,913)
Less: net income attributable to NCI	—	—	53	53
Net loss attributable to the company	(16,733)	1,074	(3,307)	(18,966)
Preferred dividends	—	—	(1,395)	(1,395)
Net income (loss) applicable to common stockholders	$(16,733)	$1,074	$(4,702)	$(20,361)

March 31, 2022	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$191,043	$258,616	$30,058	$479,717
Total liabilities	68,520	337,113	65,270	470,903
Preferred stock	—	—	61,583	61,583
Noncontrolling interest	1,852	—	(380)	1,472
Equity (loss) attributable to common stockholders	$120,671	$(78,497)	$(96,415)	$(54,241)

Additions to property and equipment (including finance leases) during the three months ended March 31, 2022	$10,459	$1,759	$(686)	$11,532

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Three Months Ended March 31, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$3,421	$49,740	$—	$53,161
Sales of food and beverages	4,802	3,128	—	7,930
Total revenues	8,223	52,868	—	61,091
Operating costs
Operating expenses	5,133	43,737	—	48,870
Cost of sales - food and beverages	1,085	1,019	—	2,104
General and administrative expense (A)	2,198	2,378	3,210	7,786
General and administrative expense - acquisition and transaction expenses (B)	192	—	4	196
Depreciation and amortization	2,952	3,221	72	6,245
Pre-opening costs (C)	556	—	—	556
(Gain) Loss on lease terminations and impairment	22	—	3,187	3,209
Total operating costs	12,138	50,355	6,473	68,966
Operating loss	(3,915)	2,513	(6,473)	(7,875)
Other income (expenses)
Interest and investment income	—	20	133	153
Interest expense (D)	(82)	(2,251)	(316)	(2,649)
Capitalized interest (D)	—	8	15	23
Other income (loss), net	—	(114)	53	(61)
Total other income (expenses)	(82)	(2,337)	(115)	(2,534)
Income tax expense	—	—	495	495
Net loss	(3,997)	176	(7,083)	(10,904)
Preferred dividends	—	—	(1,395)	(1,395)
Loss applicable to common stockholders	$(3,997)	$176	$(8,478)	$(12,299)

March 31, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$176,618	$261,310	$61,933	$499,861
Total liabilities	44,951	339,447	63,081	447,479
Preferred stock	—	—	61,583	61,583
Equity	$131,667	$(78,137)	$(62,731)	$(9,201)

Additions to property and equipment (including finance leases) during the three months ended March 31, 2021	$3,789	$1,135	$—	$4,924

(A)General and administrative expenses included severance expenses of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
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
(D)Interest expense included the accretion of membership deposit liabilities in the amount of $2.0 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Note 5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	156,949	(48,877)	108,072	155,086	(46,399)	108,687
Furniture, fixtures and equipment	58,223	(30,966)	27,257	56,809	(28,821)	27,988
Finance leases - equipment	28,064	(13,954)	14,110	29,886	(15,602)	14,284
Construction in progress	15,793	—	15,793	21,531	—	21,531
Total Property and Equipment	$265,799	$(93,797)	$172,002	$270,082	$(90,822)	$179,260

Note 6. LEASES
The Company's commitments under lease arrangements are primarily leases for entertainment golf venues and traditional golf properties and related facilities, office leases and leases for golf carts and equipment. The majority of lease terms for our entertainment golf venues and traditional golf properties and related facilities initially range from 10 to 20 years and include up to eight 5-year renewal options. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease. During the three months ended March 31, 2022, the Company commenced two new leases for entertainment golf venues. Right-of-use assets and lease liabilities of $21.6 million and $21.4 million, respectively related to these two leases are included on the Consolidated Balance Sheet as of and for the three months ended March 31, 2022.

Note 7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$721	$(192)	$529	$721	$(187)	$534
Management contracts	28,913	(18,337)	10,576	28,913	(17,960)	10,953
Internally-developed software	1,217	(962)	255	417	(143)	274
Membership base	4,012	(3,319)	693	4,012	(3,304)	708
Non-amortizable liquor licenses	1,456	—	1,456	961	—	961
Total Intangibles	$36,319	$(22,810)	$13,509	$35,024	$(21,594)	$13,430

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Note 8. DEBT

The following table presents certain information regarding the Company’s debt obligations at March 31, 2022 and December 31, 2021:

		March 31, 2022							December 31, 2021
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	1.79%	3.18%	21.7	$—	$200	$200
Finance leases (Equipment)	Jul 2014 - Mar 2022	13,853	13,853	Mar 2022 - Aug 2027	3.5% to 11.06%	5.77%	3.4	—	14,275	14,275
		14,053	14,053			5.70%	3.7	—	14,475	14,475
Less current portion of obligations under finance leases		5,186	5,186						5,400	5,400
Credit facilities and obligations under finance leases - noncurrent		8,867	8,867						9,075	9,075
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,172	Apr 2035	LIBOR+2.25%	3.18%	13.09	51,004	51,004	51,174
Total debt obligations		$65,057	$65,225			3.73%	11.2	$51,004	$65,479	$65,649

(A)Including the effect of deferred financing costs.
(B)Collateral for this obligation is the Company's general credit.

Note 9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at March 31, 2022, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Other-Than- Temporary Impairment	(Discount) Premium	After Impairment and Premium	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
March 31, 2022
ABS - Non-Agency RMBS (E)	$4,000	$(1,521)	$13	$2,492	$1,163	$—	$3,655	1	CCC	0.77%	29.16%	0.9	67.4%

December 31, 2021
ABS - Non-Agency RMBS (E)	$4,000	$(1,521)	$(156)	$2,323	$1,163	$—	$3,486	1	CCC	0.68%	29.16%	1.6	67.4%

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

The Company had no securities in an unrealized loss position as of March 31, 2022.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Note 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2022:

	March 31, 2022			December 31, 2021
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$3,655	$3,655	Pricing models - Level 3	$3,486	$3,486
Cash and cash equivalents	44,068	44,068		58,286	58,286
Restricted cash, current and noncurrent	4,201	4,201		4,278	4,278
Liabilities
Junior subordinated notes payable	$51,172	$29,956	Pricing models - Level 3	51,174	$27,625

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
Level 2 - Valuations based principally on observable market parameters, including:
•quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (such as interest rates and yield curves observable at commonly quoted intervals, implied volatilities and credit spreads), and
•market corroborated inputs (derived principally from or corroborated by observable market data).
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
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2022:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$2,492	$3,655	11.0%	7.5%	2.6%	65.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the three months ended March 31, 2022 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2021	$3,486
Total gains (losses) (A)	—
Amortization included in interest income	174
Proceeds	(5)
Balance at March 31, 2022	$3,655

(A)None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date. There were no purchases or sales during the three months ended March 31, 2022. There were no transfers into or out of Level 3 during the three months ended March 31, 2022.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Note 11. EQUITY AND EARNINGS PER SHARE

Earnings per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended March 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends	$(20,361)	$(12,299)
Loss Applicable to Common Stockholders	$(20,361)	$(12,299)

Denominator:
Denominator for basic earnings per share - weighted average shares	92,254,084	82,558,881
Effect of dilutive securities
Options	—	—
RSUs	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	92,254,084	82,558,881

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.22)	$(0.15)
Loss Applicable to Common Stock, per share	$(0.22)	$(0.15)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.22)	$(0.15)
Loss Applicable to Common Stock, per share	$(0.22)	$(0.15)

Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of dilutive securities during each period. The Company’s dilutive securities are its options and RSUs. During the three months ended March 31, 2022 and 2021, based on the treasury stock method, the Company had 50,724 and 881,911 potentially dilutive securities, respectively, which were excluded due to the Company's loss position. Net loss applicable to common stockholders is equal to net loss less preferred dividends.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Stock Options

The following is a summary of the changes in the Company’s outstanding options for the three months ended March 31, 2022:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2021	3,582,548	$3.17
Balance at March 31, 2022	3,582,548	$3.17	1.4

Exercisable at March 31, 2022	3,006,044	$3.08	1.3

As of March 31, 2022, the Company’s outstanding options were summarized as follows:

Number of Options
Held by a former Manager	3,006,044
Granted to the former Manager and subsequently transferred to certain Manager’s employees (A)	576,504
Total	3,582,548

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

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.1 million during the three months ended March 31, 2022, and $0.2 million during the three months ended March 31, 2021, and is recorded in general and administrative expense on the Consolidated Statements of Operations. During the three months ended March 31, 2022, the Company reversed $0.6 million in stock compensation expense related to certain previously issued options. The unrecognized stock-based compensation expense related to the unvested options was $0.3 million as of March 31, 2022 and will be expensed over a weighted average of 0.9 years.

Restricted Stock Units (RSUs)

The following is a summary of the changes in the Company’s RSUs for the three months ended March 31, 2022.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2021	193,190	$2.2
Vested	(1,431)	$4.66
Forfeited (A)	(8,047)	$4.66
Balance at March 31, 2022	183,712	$2.07
(A) Unvested RSUs are forfeited by non-employee directors upon their departure from the board of directors and generally forfeited by employees upon their termination.

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one-year vesting period. During the three months ended March 31, 2022, the Company granted no RSUs to non-employee directors and 87,757 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

During the three months ended March 31, 2022, the Company did not grant RSUs to employees and 1,431 RSUs granted to employees vested. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to RSUs was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense is recorded in general and administrative expense on the Consolidated Statements of Operations. During the three months ended March 31, 2022, the Company reversed $0.3 million in stock compensation expense related to certain previosuly issued RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.2 million as of March 31, 2022 and will be expensed over a weighted average period of 0.3 years.

Preferred Stock

Dividends totaling $1.4 million were paid on January 31, 2022 to holders of record of preferred stock on January 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively

On March 2, 2022, the Board of Directors of the Company declared dividends on the Company’s preferred stock for the period beginning February 1, 2022 and ending April 30, 2022. The dividends are payable on May 2, 2022, to holders of record of preferred stock on April 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. As of March 31, 2022, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

Noncontrolling Interest

On July 12, 2021, the Company entered into an investment agreement among the Company and Symphony Ventures, which we refer to as Symphony, a company organized under the laws of Ireland, in which the Company agreed to sell to Symphony 10% of the partnership interests in each of the wholly owned subsidiary limited partnerships, which we refer to as “SLPs”, formed by the Company to hold each of the Company’s Puttery venues, in exchange for an amount in cash equal to 10% of the total cost to build the Puttery venue owned by such SLP. Symphony’s purchase price in each such SLP will be fully committed on the date the certificate of occupancy for the Puttery venue is received, up to a total commitment of $10 million. We control through a wholly owned subsidiary all general partnership interests and 90% of the limited partnership interests in the SLP, thus retaining all rights, powers and authority that govern the partnership and, as a result, we consolidate the financial results of this SLP, and report the noncontrolling interest representing the economic interest in the SLP held by Symphony. Currently the Company and Symphony are party to two SLPs, for the Puttery location in The Colony, Texas and Charlotte, North Carolina.

Note 12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Agreements with the Former Manager

At March 31, 2022, the Manager, through its affiliates, and principals of the Manager, owned 9.0 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.0 million shares of the Company’s common stock (Note 11).

Note 13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at March 31, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Environmental Costs — As a commercial real estate owner, the Company is subject to potential environmental costs. At March 31, 2022, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s consolidated financial position or results of operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Surety Bonds — The Company is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company had bonds outstanding of approximately $0.9 million as of March 31, 2022.

Month-to-Month Leases — The traditional golf segment has four month-to-month property leases which are cancellable by the parties with 30 days written notice. The traditional golf segment also has various month-to-month operating leases for carts and equipment. Lease expense is recorded in short-term lease cost as disclosed in Note 6.

Membership Deposit Liability — In the traditional golf business, until 2021 private country club members generally paid an advance initiation deposit upon their acceptance as a member to the respective country club. Initiation deposits are refundable 30 years after the date of acceptance as a member. As of March 31, 2022, the total nominal value of initiation fee deposits was approximately $249.3 million with annual maturities through 2051.

In 2002 American Golf Corporation ("AGC"), when it was owned by a previous owner, entered into a Restated Membership Deposit Assumption Agreement, with two trusts established by a previous owner of AGC (the “Trusts”) under which the Trusts agreed to unconditionally assume the obligations of AGC to refund certain membership deposit liabilities ("MDLs") in exchange for shares in AGC. The MDLs assumed were refundable 30 years from the date of acceptance of the member with the first liabilities assumed by the Trusts becoming refundable in 2020. The total redemption value of membership deposit liabilities assumed by the Trusts was $181.9 million. No asset was recorded at the time of our acquisition of AGC in recognition of this assumption agreement for the $181.9 million of liabilities assumed by the Trusts for the following reasons. 1) the substantial time period between the assumption of the liabilities and the first liabilities becoming refundable; 2) the inability of AGC to verify and monitor the assets of the Trusts to ensure the ability to perform under the terms of the assumption agreements; 3) the fact that the Trusts are not required to maintain any assets that would support such performance; 4) the Trust settlors were not required contractually to fund the Trusts; and 5) The Company does not have the ability to determine the likelihood that the Trusts will meet their obligations. In the event the Trusts are not able to fulfill their obligations, the Company would be responsible for refunding the outstanding balance of the MDL and therefore, recognizes these MDLs on its balance sheet. Though the Trusts initially assumed $181.9 million of MDLs the balance of related MDLs carried on the books of AGC, as of March 31, 2022, has been reduced to an undiscounted nominal value of $115 million through various assignments to third parties and partial membership refunds due to membership transfers. To-date, the Trust has met all of their obligations that have come due for which the Trust assumed responsibility under the Restated Membership Deposit Assumption Agreement. As of March 31, 2022 the Trusts had refunded a total of approximately $0.3 million of MDLs under the terms of the assumption agreements.

Restricted Cash — Approximately $4.0 million of restricted cash at March 31, 2022 is used as credit enhancement for traditional golf’s obligations related to the performance of lease agreements and certain insurance claims.

Commitments - As of March 31, 2022, the Company has additional operating leases that have not yet commenced of $65.3 million. The leases are expected to commence over the next 12 months with initial lease terms of approximately 10 years. These leases are primarily real estate leases for future entertainment golf venues and the commencement of these leases is contingent on completion of due diligence and satisfaction of certain contingencies which generally occurs prior to construction.

Preferred Dividends in Arrears - As of March 31, 2022, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

Note 14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.7 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
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
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2022 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. As of March 31, 2022, the Company is currently not subject to examination by the IRS for any open tax years and is currently under examination in Idaho for open tax years 2017 and after.

At March 31, 2022 and December 31, 2021, the Company reported a total liability for unrecognized tax benefits of $0.6 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2022
(Dollars in tables in thousands, except share data)

Note 15. IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
Loss on lease terminations	$35	$—
Impairment on corporate office assets (held-for-use)	—	3,209
Impairment on entertainment golf properties	12,854	—
Other gains	(18)	—
Total loss on impairment	$12,871	$3,209

During the three months ended March 31, 2022, the Company recorded impairment charges of $11.3 million related to construction in progress assets for its Drive Shack New Orleans venue. The assets consist primarily of a partially constructed, unfinished building and parking lot. The Company has determined that it will not restart construction of the venue and will seek to either terminate the underlying ground lease or seek a subtenant for the site. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

During the three months ended March 31, 2022, the Company recorded impairment charges of $1.6 million related to certain assets acquired for our Puttery venues in Charlotte, North Carolina; Miami, Florida; and Washington, DC. The assets consisted of gameplay tracking cameras and supporting hardware and software for our venues. The Company has determined that it will not utilize the devices and they will therefore not be installed. The Company is unable to recover the cost of the devices and the impairment charge represents the full value of the equipment.

During the three months ended March 31, 2021, the Company recorded impairment charges of $3.2 million related to right-of-use and other lease related assets of our former headquarters office in New York given the relocation of the Company’s headquarters to Dallas, TX. This included impairment of leasehold improvements of $0.3 million, furniture fixtures, and equipment of $0.6 million, and ROU assets of $2.3 million. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. The development of discounted cash flow models used to estimate the fair value of the asset groups required the application of significant judgement in determining market participant assumptions, including the projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting.

Note 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc., which is referred to, together with its subsidiaries as Drive Shack Inc. or the Company. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto and with Part II, Item 1A. “Risk Factors” of this report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 18, 2022 and in our quarterly or current reports as filed with or furnished to the SEC. We disclaim any intent or obligation to update these forward-looking statements.

GENERAL

Business Overview

The Company is an owner and operator of golf-related leisure and entertainment venues focused on bringing people together through competitive socializing.

The Company conducts its business through two primary operating segments:

•Entertainment golf | Drive Shack and Puttery

Our entertainment golf business is primarily focused on competitive socializing within the leisure and social entertainment industry, combining chef-inspired food and beverage offerings, with innovative technology modernizing ways to experience golf as a sport and form of entertainment that appeals to a broad range of audiences and competitive appetites.

We opened our first Drive Shack venue in Orlando, Florida in April 2018, which largely served as our research and development and testing venue. During the second half of 2019, we opened three Generation 2.0 Drive Shack venues in Raleigh, North Carolina; Richmond, Virginia and West Palm Beach, Florida.

Additionally, the Company is committed to a lease in Manhattan (Randall’s Island), New York for a Drive Shack entertainment golf venues.

The Company launched its first Puttery venue in September 2021 in The Colony, Texas and its second venue in Charlotte, North Carolina in mid-December 2021 and as of March 31, 2022, the Company operated these two leased Puttery venues. The Company is committed to eight additional Puttery leases for venues in Washington, DC, Miami, Houston, Philadelphia, Chicago, Pittsburgh, New York City (Manhattan), and Kansas City. Puttery venues are indoor venues typically located in urban and suburban dining and entertainment districts.

•Traditional golf | American Golf
The Company’s traditional golf segment is one of the largest operators of traditional golf properties in the United States. As of March 31, 2022, the Company owned, leased or managed fifty-five (55) traditional golf properties across nine states with over 37,000 members and over 780,694 rounds played at our properties during the three months ended March 31, 2022.

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

In addition to our first two Puttery locations in The Colony and Charlotte, we currently have executed lease agreements with landlords to develop additional locations in Washington, DC, Miami, Chicago, Houston, Pittsburgh, Philadelphia, New York City (Manhattan), and Kansas City. We continuously analyze the performance of our first two locations and adjustments will be made, if necessary, to further refine our operational and financial models as we expand our Puttery national footprint. We plan to open seven locations during 2022 and expect to end the year with a total of nine Puttery venues in operation.
Notable Operational Results

During the first quarter, our traditional golf properties generated revenue of $55.1 million, our Drive Shack venues generated revenue of $9.8 million, and our newest brand, Puttery, generated revenue of $4.4 million.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase (Decrease)
(dollar amounts in thousands)	2022	2021	Amount	%
Revenues
Golf operations (A)	$55,284	$53,161	$2,123	4.0%
Sales of food and beverages	13,698	7,930	5,768	72.7%
Total revenues	68,982	61,091	7,891	12.9%
Operating costs
Operating expenses (A)	55,139	48,870	6,269	12.8%
Cost of sales - food and beverages	3,361	2,104	1,257	59.7%
General and administrative expense	9,063	7,982	1,081	13.5%
Depreciation and amortization	6,193	6,245	(52)	(0.8)%
Pre-opening costs	747	556	191	34.4
Loss on lease terminations and impairment	12,871	3,209	9,662	301.1%
Total operating costs	87,374	68,966	18,408	26.7%
Operating loss	(18,392)	(7,875)	10,517	133.5%
Other income (expenses)
Interest and investment income	201	153	48	31.4%
Interest expense, net	(2,646)	(2,626)	20	0.8%
Other income (loss), net	2,645	(61)	2,706	4,436.1%
Total other income (expenses)	200	(2,534)	2,734	107.9%
Loss before income tax	$(18,192)	$(10,409)	$7,783	74.8%
(A) Includes $13.0 million and $13.8 million for the three months ended March 31, 2022, and for the three months ended March 31, 2021, respectively, related to management contract reimbursements reported under ASC 606.

Revenues from Golf Operations

Revenues from golf operations comprise principally: (1) daily green fees, golf cart rentals, and The Player's Club membership dues at American Golf’s public properties, (2) initiation fees, membership dues and guest fees at American Golf’s private properties, (3) management fees and reimbursed operating expenses at American Golf’s managed courses and (4) bay play and game play at Drive Shack and Puttery locations.

Given the discretionary nature of our products, trends in consumer spending will impact our revenue from golf operations on a quarter-by-quarter basis and, particularly in traditional golf as an outdoor activity, and seasonal weather patterns have a significant impact.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Golf operations	$55,284	$53,161	$2,123	4.0%
Percentage of total revenue	80.1%	87.0%

Revenues from golf operations increased by $2.1 million primarily due to a $3.2 million increase in entertainment venues and a decrease of $1.0 million as compared to the prior period. Increased event and bay play at our entertainment venues and the full operation during the quarter of our Puttery locations in The Colony, Texas and Charlotte, North Carolina. Traditional golf decreased during the same period due to less venues as compared to prior period.

Sales of Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Sales of food and beverages	$13,698	$7,930	$5,768	72.7%
Percentage of total revenue	19.9%	13.0%

Sales of food and beverages increased by $5.8 million, due to a $2.8 million increase in traditional golf, and a $2.9 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifted. Entertainment golf increased due primarily to the recent opening of Puttery locations in The Colony, Texas and Charlotte, North Carolina.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Operating expenses	$55,139	$48,870	$6,269	12.8%
Percentage of total revenue	79.9%	80.0%

Operating expenses increased by $6.3 million, primarily due to a $3.9 million increase in traditional golf, and a $3.1 million increase in entertainment golf. The increase was primarily due to increases in payroll and payroll related expenses as venues and events continue to ramp up this year with COVID-19 restrictions lifting as compared to the prior period.

Cost of Sales - Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Cost of sales - food and beverages	$3,361	$2,104	$1,257	59.7%
Percentage of total revenue	4.9%	3.4%

Cost of sales - food and beverages increased by $1.3 million directionally in-line with corresponding increase in food and beverage sales in traditional golf and entertainment golf. This increase was mainly driven by higher traffic at our venues due to lifted COVID restrictions as compared to the prior period.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense consists of costs associated with our corporate support and administrative functions that support development and operations and includes stock-based compensation.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
General and administrative expense	$9,063	$7,982	$1,081	13.5%
Percentage of total revenue	13.1%	13.1%

General and administrative expense increased by $1.1 million consisting of a $0.3 million decrease in traditional golf resulting from a reduction of payroll expenses, a $1.3 million increase in entertainment golf, and a $0.7 million decrease at corporate. The increases are due primarily to higher payroll and payroll-related expenses compared to reduced headcounts during the pandemic, while the decrease at corporate is primarily driven by a reversal of $0.9 million in stock compensation expense.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on property and equipment and financing lease assets, as well as amortization of intangible assets.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Depreciation and amortization	$6,193	$6,245	$(52)	(0.8)%
Percentage of total revenue	9.0%	10.2%

Depreciation and amortization decreased by $(0.1) million primarily due to the disposition of the SeaCliff golf club in May 2021 and Tilden golf club in December 2021 while offsetting with an increase due to the additions in the Puttery locations in The Colony, Texas and Charlotte, North Carolina.

Pre-Opening Costs
Pre-opening costs consist primarily of venue-related lease expenses, employee payroll, marketing expenses, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an entertainment golf venue.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Pre-opening costs	$747	$556	$191	34.4%
Percentage of total revenue	1.1%	0.9%

The increase is due to the recent opening of Puttery Colony Puttery Charlotte.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Loss on lease terminations and impairment	$12,871	$3,209	$9,662	301.1%
Percentage of total revenue	18.7%	5.3%

Loss on lease terminations and impairment increased by $9.7 million primarily due to the impairment of construction in progress assets for the Drive Shack New Orleans venue and certain assets acquired for Puttery venues in Charlotte, North Carolina; Miami, Florida; and Washington, DC.

Interest and Investment Income

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Interest and investment income	$201	$153	$48	31.4%
Percentage of total revenue	0.3%	0.3%

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Interest expense, net	$(2,646)	$(2,626)	$20	0.8%
Percentage of total revenue	(3.8)%	(4.3)%

Interest expense, net increased by less than $0.0 million, not a significant change.

Other Income (Loss), Net

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	March 31, 2022	March 31, 2021	Amount	%
Other income (loss), net	$2,645	$(61)	$2,706	4,436.1%
Percentage of total revenue	3.8%	(0.1)%

Other income (loss), net increased by $2.7 million primarily due to insurance proceeds received related to fire damages at two traditional golf venues in 2021.

SEGMENT RESULTS

Entertainment Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2022	March 31, 2021	Amount
Revenues
Golf operations	$6,428	$3,421	$3,007
Sales of food and beverages	7,749	4,802	2,947
Total revenues	14,177	8,223	5,954
Total operating costs	30,806	12,138	18,668
Operating loss	$(16,629)	$(3,915)	$12,714

Total revenues

The increase in total entertainment golf revenues during the three months ended March 31, 2022 was due to the addition of two Puttery venues in the The Colony, Texas and Charlotte, North Carolina and the return of events and customers as the venues reopened following pandemic closures.

Operating loss

The increase in operating loss during the three months ended March 31, 2022 was mainly due to impairment charges of $11.3 million related to construction in progress assets for the Drive Shack New Orleans venue and $1.6 million of impairment charges related to Puttery equipment.

Traditional Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2022	March 31, 2021	Amount
Revenues
Golf operations	$48,673	$49,740	$(1,067)
Sales of food and beverages	5,949	$3,128	2,821
Total revenues	54,622	52,868	1,754
Total operating costs	53,953	50,355	3,598
Operating income (loss)	$669	$2,513	$(1,844)

Total revenues

The decrease in total traditional golf revenues during the three months ended March 31, 2022 was primarily due to the lease terminations for Tilden Park and Seacliff after March 31, 2021.

Operating income

The decrease of our operating income during the three months ended March 31, 2022 was due to the lease terminations for Tilden Park and Seacliff after March 31, 2021.

Corporate

	Three Months Ended		Increase (Decrease)
(in thousands)	March 31, 2022	March 31, 2021	Amount
Total operating costs	$2,615	$6,473	$(3,858)
Operating loss	$(2,432)	$(6,473)	$4,041
Operating loss

The decrease in operating loss during the three months ended March 31, 2022 was primarily due to the $3.3 million impairment of corporate assets located at our New York, NY office.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our current balances of cash and cash equivalents.

As of March 31, 2022, we had $44.1 million of cash and cash equivalents, including $18.5 million of cash from the traditional golf business.

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

As of March 31, 2022, we continue to actively explore the capital markets to meet our medium-term liquidity requirements to fund planned growth, including new venue development and construction, product innovation and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, public or private equity and debt issuances and strategically monetizing our remaining real estate securities and other investments. We continually monitor market conditions for these financing and capital opportunities and, at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(2,462)	$(7,556)
Investing activities	(8,183)	(6,542)
Financing activities	(3,650)	52,848
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	$(14,295)	$38,750

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2022 and $7.6 million for the three months ended March 31, 2021. Changes in operating cash flow activities are described below:

•Operating cash flows increased due to the following:
◦$8.0 million in net operating cash flows generated from traditional golf operations;
◦$1.5 million in net operating cash flows generated from the entertainment golf venues;

•Operating cash flows decreased due to the following:
◦$1.6 million increase in corporate payroll primarily due to increases in headcount;
◦$2.7 million primarily due to additional general and administrative payments;

Investing Activities

Cash flows provided by investing activities primarily relate to proceeds from the sales of traditional golf properties, and cash flows used in investing activities primarily consist of capital expenditures for the construction and development of entertainment golf venues and renovations of existing facilities.

Investing activities used $8.2 million during the three months ended March 31, 2022 and $6.5 million during the three months ended March 31, 2021.

Capital Expenditures. Our capital expenditures for the three months ended March 31, 2022 and 2021 were $8.2 million and $6.5 million, respectively.

We expect our capital expenditures over the next 12 months to range between $70 and $80 million, depending on the Company's ability to obtain additional financing, which includes developing new Drive Shack and Puttery venues and remodeling and maintaining existing facilities.

Financing Activities

Cash flows used in or provided by financing activities consist primarily of cash from the borrowing or repayment of debt obligations, deposits received on golf memberships, payment of preferred dividends, and the issuance of common stock.

Financing activities provided $3.7 million during the three months ended March 31, 2021 and used $52.8 million during the three months ended March 31, 2022 . The decrease was primarily due to $53.9 million of net proceeds from our equity raise that was completed on February 2, 2021.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

CONTRACTUAL OBLIGATIONS

During the three months ended March 31, 2022, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2021. During the three months ended March 31, 2022, the Company commenced two new leases for entertainment golf venues. Right-of-use assets and lease liabilities of $21.6 million and $21.4 million, respectively related to these two leases are included on the Consolidated Balance Sheet as of and for the three months ended March 31, 2022.

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

Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See Note 2 in Part I, Item 1 “Financial Statements” for additional information.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that had an impact during the current period.

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

There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies-Legal Contingencies.

Item 1A. Risk Factors

There were no material changes to the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

In connection with the departure of Michael L. Nichols, former Chief Financial Officer, the Company entered into a Separation Agreement as set forth on Exhibit 10.1, pursuant to which Mr. Nichols will receive the payments set forth therein and agree to a customary release. The foregoing description is qualified in its entirety by reference to Exhibit 10.1, which is incorporated by reference to this Item 5.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Separation Agreement, effective May 10, 2022, by and between Drive Shack Inc. and Michael L. Nichols.
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

May 10, 2022

By:	/s/ Kelley Buchhorn
Kelley Buchhorn
Interim Chief Financial Officer

May 10, 2022