Form 10-Q
period 2022-06-30
Drive Shack Inc.
filed 2022-08-09
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

(646) 585-5591
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DS	New York Stock Exchange (NYSE)
9.75% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PB	New York Stock Exchange (NYSE)
8.05% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PC	New York Stock Exchange (NYSE)
8.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share	DS-PD	New York Stock Exchange (NYSE)
Preferred Stock Purchase Rights	N/A	New York Stock Exchange (NYSE)
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
Common stock, $0.01 par value per share: 92,385,019 shares outstanding as of August 8, 2022.

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	(unaudited)
	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$22,685	$58,286
Restricted cash	4,143	3,480
Accounts receivable, net	5,730	5,563
Real estate securities, available-for-sale	2,846	3,486
Other current assets	30,599	30,034
Total current assets	66,003	100,849
Restricted cash, noncurrent	216	798
Property and equipment, net of accumulated depreciation	181,126	179,260
Operating lease right-of-use assets	191,848	181,915
Intangibles, net of accumulated amortization	13,106	13,430
Other assets	5,739	6,538
Total assets	$458,038	$482,790

Liabilities and Equity
Current liabilities
Obligations under finance leases	$5,023	$5,400
Membership deposit liabilities	20,905	18,039
Accounts payable and accrued expenses	34,776	34,469
Deferred revenue	17,018	26,301
Other current liabilities	27,733	26,524
Total current liabilities	105,455	110,733
Credit facilities and obligations under finance leases - noncurrent	7,875	9,075
Operating lease liabilities - noncurrent	176,458	166,031
Junior subordinated notes payable	51,169	51,174
Membership deposit liabilities, noncurrent	105,122	104,430
Deferred revenue, noncurrent	12,165	10,005
Other liabilities	2,793	1,487
Total liabilities	$461,037	$452,935

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of June 30, 2022 and December 31, 2021	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 92,385,019 and 92,093,425 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	924	921
Additional paid-in capital	3,232,324	3,233,608
Accumulated deficit	(3,300,065)	(3,268,876)
Accumulated other comprehensive income	170	1,163
Total equity of the company	$(5,064)	$28,399
Noncontrolling interest	2,065	1,456
Total equity (deficit)	$(2,999)	$29,855
Total liabilities and equity	$458,038	$482,790
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Golf operations	$67,577	$61,750	$122,861	$114,912
Sales of food and beverages	19,112	12,129	32,810	20,059
Total revenues	86,689	73,879	155,671	134,971

Operating costs
Operating expenses	65,473	55,635	120,613	104,504
Cost of sales - food and beverages	5,788	3,151	9,149	5,255
General and administrative expense	11,558	8,028	20,622	16,012
Depreciation and amortization	6,132	5,784	12,325	12,029
Pre-opening costs	1,938	789	2,685	1,345
(Gain) loss on lease terminations and impairment	2,161	(561)	15,032	2,648
Total operating costs	93,050	72,826	180,426	141,793
Operating income (loss)	(6,361)	1,053	(24,755)	(6,822)

Other income (expenses)
Interest and investment income	216	159	416	312
Interest expense, net	(3,547)	(2,713)	(6,194)	(5,339)
Other income (loss), net	993	(18)	3,640	(79)
Total other income (expenses)	(2,338)	(2,572)	(2,138)	(5,106)
Loss before income tax	(8,699)	(1,519)	(26,893)	(11,928)
Income tax expense	868	450	1,589	945
Consolidated net loss	(9,567)	(1,969)	(28,482)	(12,873)
Less: net loss attributable to noncontrolling interest	(134)	—	(81)	—
Net loss attributable to the Company	(9,433)	(1,969)	(28,401)	(12,873)
Preferred dividends	(1,395)	(1,395)	(2,790)	(2,790)
Loss applicable to common stockholders	$(10,828)	$(3,364)	$(31,191)	$(15,663)

Loss applicable to common stock, per share
Basic	$(0.12)	$(0.04)	$(0.34)	$(0.18)
Diluted	$(0.12)	$(0.04)	$(0.34)	$(0.18)

Weighted average number of shares of common stock outstanding
Basic	92,378,928	92,065,615	92,316,851	87,338,509
Diluted	92,378,928	92,065,615	92,316,851	87,338,509

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,567)	$(1,969)	$(28,482)	$(12,873)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(993)	(66)	(993)	(142)
Other comprehensive gain (loss)	(993)	(66)	(993)	(142)
Total comprehensive loss	$(10,560)	$(2,035)	$(29,475)	$(13,015)
Comprehensive loss attributable to noncontrolling interest	(134)	—	(81)	—
Comprehensive loss attributable to the Company	$(10,426)	$(2,035)	$(29,394)	$(13,015)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (unaudited)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (loss)	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) - December 31, 2021	2,463,321	$61,583	92,093,425	$921	$3,233,608	$(3,268,876)	$1,163	$1,456	$29,855
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	—	(696)	—	—	—	(696)
Shares issued from options and restricted stock units	—	—	269,420	—	—	—	—	—	—
Contributed Capital	—	—	—	—	—	—	—	3	3
Capital Distribution	—	—	—	—	—	—	—	(40)	(40)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(18,966)	—	53	(18,913)
Total comprehensive loss								16	$(18,913)
Equity (deficit) - March 31, 2022	2,463,321	$61,583	92,362,845	$921	$3,232,912	$(3,289,237)	$1,163	$1,472	$8,814
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	—	139	—	—	—	139
Shares issued from options and restricted stock units	—	—	22,174	3	—	—	—	—	3
Contributed Capital	—	—	—	—	(727)	—	—	727	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(9,433)	—	(134)	(9,567)
Other comprehensive income	—	—	—	—	—	—	(993)	—	(993)
Total comprehensive loss								593	(10,560)
Equity (deficit) - June 30, 2022	2,463,321	$61,583	92,385,019	$924	$3,232,324	$(3,300,065)	$170	$2,065	$(2,999)

Equity (deficit) - December 31, 2020	2,463,321	$61,583	67,323,592	$673	$3,178,704	$(3,232,391)	$1,468	$—	$10,037
Dividends declared	—	—	—	—	—	(930)	—	—	(930)
Stock-based compensation	—	—	—	—	350	—	—	—	350
Shares issued from options and restricted stock units	—	—	745,881	7	(7)	—		—	—
Shares issued from equity raise	—	—	23,958,333	$239	$53,666	$—	$—	—	53,905
Comprehensive income (loss)
Net loss	—	—	—	—	—	(10,904)	—	—	(10,904)
Other comprehensive loss	—	—	—	—	—	—	(76)	—	(76)
Total comprehensive loss								—	(10,980)
Equity (deficit) - March 31, 2021	2,463,321	$61,583	92,027,806	$919	$3,232,713	$(3,244,225)	$1,392	$—	$52,382
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	2	556	—	—	—	558
Shares issued from options and restricted stock units	—	—	57,613	—	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(1,969)	—	—	(1,969)
Other comprehensive income	—	—	—	—	—	—	(66)	—	(66)
Total comprehensive loss								—	(2,035)
Equity (deficit) - June 30, 2021	2,463,321	$61,583	92,085,419	$921	$3,233,269	$(3,247,589)	$1,326	$—	$49,510

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except share data)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(28,482)	$(12,873)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,325	12,029
Amortization of discount and premium	(357)	(262)
Other amortization	4,933	4,126
Amortization of revenue on golf membership deposit liabilities	(1,139)	(1,101)
Amortization of prepaid golf membership dues	(7,870)	(9,726)
Non-cash operating lease expense	2,521	2,161
Stock-based compensation	(556)	906
Loss on lease terminations and impairment	15,032	2,648
Gain from insurance proceeds for property loss	(2,877)	—
Other losses, net	(188)	143
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	67	(6,522)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	4,070	8,939
Net cash provided by (used in) operating activities	(2,521)	468
Cash Flows From Investing Activities
Insurance proceeds for property loss	2,877	—
Acquisition and additions of property and equipment and intangibles	(28,784)	(16,139)
Net cash used in investing activities	(25,907)	(16,139)
Cash Flows From Financing Activities
Repayments of debt obligations	(2,904)	(3,082)
Golf membership deposits received	58	1,325
Proceeds from issuance of common stock	3	53,905
Capital distribution paid	(40)	—
Preferred stock dividends paid	(2,790)	(1,395)
Other financing activities	(1,419)	(470)
Net cash provided by (used in) financing activities	(7,092)	50,283
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(35,520)	34,612
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	62,564	50,833
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$27,044	$85,445

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to finance lease assets and liabilities	$1,548	$495
Decreases in accounts payable and accrued expenses related to the purchase of property and equipment	$(3,361)	$(2,688)
Additions for right of use assets in exchange for new operating lease liabilities	$25,336	$7,002
Cash paid during the period for interest expense	$1,076	$1,552
Cash paid during the period for income taxes	$1,985	$1,489

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2022
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
As of June 30, 2022, the Company's entertainment golf segment was comprised of seven owned or leased entertainment golf venues across four states and the District of Columbia with locations in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; Richmond, Virginia; The Colony, Texas; Charlotte, North Carolina; and Washington, D.C.
The Company’s traditional golf segment is one of the largest operators of traditional golf properties in the United States. As of June 30, 2022, the Company owned, leased or managed fifty-three (53) traditional golf properties across nine states.

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
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

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
JUNE 30, 2022
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

The following table summarizes the Company's Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$22,685	58,286
Restricted cash	4,143	3,480
Restricted cash, noncurrent	216	798
Total Cash and cash equivalents, Restricted cash and Restricted cash, noncurrent	$27,044	$62,564

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $0.3 million as of June 30, 2022 and $0.9 million as of December 31, 2021. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends, current economic factors, and our expectations of future events that affect collectability. Collateral is generally not required.

Other Current Assets — The following table summarizes the Company's other current assets:

	June 30, 2022	December 31, 2021
Managed property receivables	$13,314	$19,316
Prepaid expenses	4,016	2,524
Deposits	1,805	1,827
Inventory	2,791	2,229
Miscellaneous current assets, net	8,673	4,138
Other current assets	$30,599	$30,034
Other Assets — The following table summarizes the Company's other assets:

	June 30, 2022	December 31, 2021
Prepaid expenses	$1,717	$2,156
Deposits	3,241	3,335
Miscellaneous assets, net	781	1,047
Other assets	$5,739	$6,538

Other Current Liabilities — The following table summarizes the Company's other current liabilities:

	June 30, 2022	December 31, 2021
Operating lease liabilities	$17,031	$16,519
Accrued rent	3,797	3,455
Dividends payable	930	930
Miscellaneous current liabilities	5,975	5,620
Other current liabilities	$27,733	$26,524

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
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

In 2002 American Golf Corporation ("AGC"), when it was owned by a previous owner, entered into a Restated Membership Deposit Assumption Agreement, with two trusts established by a previous owner of AGC (the “Trusts”) under which the Trusts agreed to unconditionally assume the obligations of AGC to refund certain membership deposit liabilities ("MDLs") in exchange for shares in AGC. The MDLs assumed were refundable 30 years from the date of acceptance of the member with the first liabilities assumed by the Trusts becoming refundable in 2020. The total redemption value of membership deposit liabilities assumed by the Trusts was $181.9 million. No asset was recorded at the time of our acquisition of AGC in recognition of this assumption agreement for the $181.9 million of liabilities assumed by the Trusts for the following reasons. 1) the substantial time period between the assumption of the liabilities and the first liabilities becoming refundable; 2) the inability of AGC to verify and monitor the assets of the Trusts to ensure the ability to perform under the terms of the assumption agreements; 3) the fact that the Trusts are not required to maintain any assets that would support such performance; 4) the Trust settlors were not required contractually to fund the Trusts; and 5) The Company does not have the ability to determine the likelihood that the Trusts will meet their obligations. In the event the Trusts are not able to fulfill their obligations, the Company would be responsible for refunding the outstanding balance of the MDL and therefore, recognizes these MDLs on its balance sheet. Though the Trusts initially assumed $181.9 million of MDLs the balance of related MDLs carried on the books of AGC, as of June 30, 2022, has been reduced to an undiscounted nominal value of $115 million through various assignments to third parties and partial membership refunds due to membership transfers. To-date, the Trust has met all of their obligations that have come due for which the Trust assumed responsibility under the Restated Membership Deposit Assumption Agreement. As of June 30, 2022 the Trusts had refunded a total of approximately $0.4 million of MDLs, all of which they were obligated to pay under the terms of the assumption agreements.

Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
Collateral management fee income, net	$33	$48		$70	$104
Insurance proceeds	622	—	—	3,424
Loss on sale of long-lived assets and intangibles	—	(49)		(38)	(64)
Gain on Lease Modification/Termination	(95)	—		(53)
Other gain (loss)	433	(17)		237	(119)
Other gain (loss), net	$993	$(18)		$3,640	$(79)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
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

	Three Months Ended June 30, 2022						Six Months Ended June 30, 2022
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total
Golf operations	$7,397	$30,741	$11,716	$17,515	$208	$67,577	$13,827	$50,242	$26,282	$32,117	$393	$122,861
Sales of food and beverages	8,316	8,612	2,184	—	—	19,112	16,066	12,975	3,769	—	—	32,810
Total revenues	$15,713	$39,353	$13,900	$17,515	$208	$86,689	$29,893	$63,217	$30,051	$32,117	$393	$155,671

	Three Months Ended June 30, 2021						Six Months Ended June 30, 2021
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total
Golf operations	$5,316	$28,693	$12,323	$15,418	$—	$61,750	$8,737	$47,866	$27,042	$31,267	$—	$114,912
Sales of food and beverages	6,273	3,994	1,862	—	—	12,129	11,075	5,849	3,135	—	—	20,059
Total revenues	$11,589	$32,687	$14,185	$15,418	$—	$73,879	$19,812	$53,715	$30,177	$31,267	$—	$134,971
(A)Includes $15.2 million and $28.2 million for the three and six months ended June 30, 2022, and $12.9 million $26.7 million for the three and six months ended June 30, 2021, respectively, related to management contract reimbursements reported under ASC 606.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
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

The Company's entertainment golf segment, launched in 2018, is comprised of Drive Shack venues that feature tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces and Puttery venues that feature indoor putting courses anchored by bars and other social spaces as well as a full-service kitchen that serve to create engaging and fun experiences for guests. As of June 30, 2022, the Company owned or leased four Drive Shack venues across three states which are located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia, and leased three Puttery venues located in The Colony, Texas; Charlotte, North Carolina; and Washington, D.C.

The Company's traditional golf segment is one of the largest operators of golf courses and country clubs in the United States. As of June 30, 2022, the Company owned, leased or managed 53 traditional golf properties across nine states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

Six Months Ended June 30, 2022	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$13,827	$108,641	$393	$122,861
Sales of food and beverages	16,066	16,744	—	32,810
Total revenues	29,893	125,385	393	155,671
Operating costs
Operating expenses	16,785	103,783	45	120,613
Cost of sales - food and beverages	4,444	4,705	—	9,149
General and administrative expense (A)	4,800	6,817	9,005	20,622
Depreciation and amortization	6,842	5,273	210	12,325
Pre-opening costs (C)	2,685	—	—	2,685
(Gain) Loss on lease terminations and impairment	15,048	(16)	—	15,032
Total operating costs	50,604	120,562	9,260	180,426
Operating income (loss)	(20,711)	4,823	(8,867)	(24,755)
Other income (expenses)
Interest and investment income	2	41	373	416
Interest expense (D)	(110)	(5,327)	(757)	(6,194)
Other income (loss), net	(16)	3,590	66	3,640
Total other income (expenses)	(124)	(1,696)	(318)	(2,138)
Income tax expense	40	2	1,547	1,589
Net income (loss)	(20,875)	3,125	(10,732)	(28,482)
Less: net loss attributable to NCI	—	—	(81)	(81)
Net loss attributable to the company	(20,875)	3,125	(10,651)	(28,401)
Preferred dividends	—	—	(2,790)	(2,790)
Net income (loss) applicable to common stockholders	$(20,875)	$3,125	$(13,441)	$(31,191)

June 30, 2022	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$196,605	$248,672	$12,761	$458,038
Total liabilities	69,734	325,114	66,189	461,037
Preferred stock	—	—	61,583	61,583
Noncontrolling interest	2,579	—	(514)	2,065
Equity (loss) attributable to common stockholders	$124,292	$(76,442)	$(114,497)	$(66,647)

Additions to property and equipment (including finance leases) during the three months ended June 30, 2022	$6,276	$2,428	$(86)	$8,618

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Three Months Ended June 30, 2022	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$7,397	$59,972	$208	$67,577
Sales of food and beverages	8,316	10,796	—	19,112
Total revenues	15,713	70,768	208	86,689
Operating costs
Operating expenses	8,525	56,968	(20)	65,473
Cost of sales - food and beverages	2,701	3,087	—	5,788
General and administrative expense (A)	1,074	3,923	6,561	11,558
Depreciation and amortization	3,401	2,629	102	6,132
Pre-opening costs (C)	1,938	—	—	1,938
Loss on lease terminations and impairment	2,159	2	—	2,161
Total operating costs	19,798	66,609	6,643	93,050
Operating income (loss)	(4,085)	4,159	(6,435)	(6,361)
Other income (expenses)
Interest and investment income	2	15	199	216
Interest expense (D)	(52)	(3,078)	(417)	(3,547)
Capitalized interest (D)	—	—	—	—
Other income (loss), net	—	962	31	993
Total other income (expenses)	(50)	(2,101)	(187)	(2,338)
Income tax expense	8	2	858	868
Net income (loss)	(4,143)	2,056	(7,480)	(9,567)
Less: net loss attributable to NCI	—	—	(134)	(134)
Net loss attributable to the company	(4,143)	2,056	(7,346)	(9,433)
Preferred dividends	—	—	(1,395)	(1,395)
Net income (loss) applicable to common stockholders	$(4,143)	$2,056	$(8,741)	$(10,828)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Six Months Ended June 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$8,737	$106,175	$—	$114,912
Sales of food and beverages	11,075	8,984	—	20,059
Total revenues	19,812	115,159	—	134,971
Operating costs
Operating expenses	10,679	93,823	2	104,504
Cost of sales - food and beverages	2,530	2,725	—	5,255
General and administrative expense (A)	4,472	5,073	6,095	15,640
General and administrative expense - acquisition and transaction expenses (B)	368	—	4	372
Depreciation and amortization	5,904	6,003	122	12,029
Pre-opening costs (C)	1,344	—	1	1,345
(Gain) Loss on lease terminations and impairment	22	(561)	3,187	2,648
Total operating costs	25,319	107,063	9,411	141,793
Operating loss	(5,507)	8,096	(9,411)	(6,822)
Other income (expenses)
Interest and investment income	—	36	276	312
Interest expense (D)	(159)	(4,620)	(641)	(5,420)
Capitalized interest (D)	—	28	53	81
Other income (loss), net	—	(176)	97	(79)
Total other income (expenses)	(159)	(4,732)	(215)	(5,106)
Income tax expense	—	—	945	945
Net income (loss)	(5,666)	3,364	(10,571)	(12,873)
Preferred dividends	—	—	(2,790)	(2,790)
Loss applicable to common stockholders	$(5,666)	$3,364	$(13,361)	$(15,663)

June 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$171,386	$262,049	$62,404	$495,839
Total liabilities	47,133	336,894	62,302	446,329
Preferred stock	—	—	61,583	61,583
Equity	$124,253	$(74,845)	$(61,481)	$(12,073)

Additions to property and equipment (including finance leases) during the six months ended June 30, 2021	$10,903	$2,989	$375	$14,267

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
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

(A)General and administrative expenses included severance expenses of $0.2 million and $0.4 million for the three and six months ended June 30, 2022 and $0.1 million and $0.1 million three and six months ended June 30, 2021, respectively.
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
(D)Interest expense included the accretion of membership deposit liabilities in the amount of $2.9 million and $4.9 million for the three and six months ended June 30, 2022 and $2.1 million and $4.1 million three and six months ended June 30, 2021, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Note 5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	162,689	(51,334)	111,355	155,086	(46,399)	108,687
Furniture, fixtures and equipment	61,063	(33,085)	27,978	56,809	(28,821)	27,988
Finance leases - equipment	27,788	(14,766)	13,022	29,886	(15,602)	14,284
Construction in progress	22,001	—	22,001	21,531	—	21,531
Total Property and Equipment	$280,311	$(99,185)	$181,126	$270,082	$(90,822)	$179,260

Note 6. LEASES

The Company's commitments under lease arrangements are primarily leases for entertainment golf venues and traditional golf properties and related facilities, office leases and leases for golf carts and equipment. The majority of lease terms for our entertainment golf venues and traditional golf properties and related facilities initially range from 10 to 20 years and include up to eight 5-year renewal options. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease. During the three months ended June 30, 2022, the Company commenced one new lease for entertainment golf venues. Right-of-use assets of $3.8 million and lease liabilities of $5.2 million related to the lease is included on the Consolidated Balance Sheet as of and for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company commenced three new leases for entertainment golf venues. Right-of-use assets of $24.8 million and lease liabilities of $27.2 million related to these leases are included on the Consolidated Balance Sheet as of and for the six months ended June 30, 2022.

Note 7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$721	$(198)	$523	$721	$(187)	$534
Management contracts	28,913	(18,715)	10,198	28,913	(17,960)	10,953
Internally-developed software	1,217	(980)	237	417	(143)	274
Membership base	4,012	(3,333)	679	4,012	(3,304)	708
Non-amortizable liquor licenses	1,469	—	1,469	961	—	961
Total Intangibles	$36,332	$(23,226)	$13,106	$35,024	$(21,594)	$13,430

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Note 8. DEBT

The following table presents certain information regarding the Company’s debt obligations at June 30, 2022 and December 31, 2021:

		June 30, 2022							December 31, 2021
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	1.79%	3.54%	21.5	$—	$200	$200
Finance leases (Equipment)	Jul 2014 - Jun 2022	12,699	12,699	Jul 2022 - Aug 2027	3.95% to 8.65%	5.69%	3.4	—	14,275	14,275
		12,899	12,899			5.72%	3.8	—	14,475	14,475
Less current portion of obligations under finance leases		5,023	5,023						5,400	5,400
Credit facilities and obligations under finance leases - noncurrent		7,875	7,875						9,075	9,075
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,169	Apr 2035	LIBOR+2.25%	3.54%	10.59	51,004	51,004	51,174
Total debt obligations		$63,903	$64,068			3.96%	9.2	$51,004	$65,479	$65,649

(A)Including the effect of deferred financing costs.
(B)Collateral for this obligation is the Company's general credit.

Note 9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at June 30, 2022, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Other-Than- Temporary Impairment	(Discount) Premium	After Impairment and (Discount) Premium	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
June 30, 2022
ABS - Non-Agency RMBS (E)	$4,000	$(1,521)	$197	$2,676	$170	$—	$2,846	1	CCC	1.59%	29.16%	0.08	—%

December 31, 2021
ABS - Non-Agency RMBS (E)	$4,000	$(1,521)	$(156)	$2,323	$1,163	$—	$3,486	1	CCC	0.68%	29.16%	1.6	67.4%

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

The Company had no securities in an unrealized loss position as of June 30, 2022.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Note 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2022:

	June 30, 2022			December 31, 2021
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$2,846	$2,846	Pricing models - Level 3	$3,486	$3,486
Cash and cash equivalents	22,685	22,685		58,286	58,286
Restricted cash, current and noncurrent	4,359	4,359		4,278	4,278
Liabilities
Junior subordinated notes payable	$51,169	$27,388	Pricing models - Level 3	$51,174	$27,625

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
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$2,676	$2,846	13.0%	7.5%	3.0%	65.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the six months ended June 30, 2022 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2021	$3,486
Total gains (losses) (A)
Included in other comprehensive income (loss)	(993)
Amortization included in interest income	362
Proceeds	(9)
Balance at June 30, 2022	$2,846

(A)None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date. There were no purchases or sales during the six months ended June 30, 2022. There were no transfers into or out of Level 3 during the six months ended June 30, 2022.

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
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Note 11. EQUITY AND EARNINGS PER SHARE

Earnings per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends	$(10,828)	$(3,364)	$(31,191)	$(15,663)
Loss Applicable to Common Stockholders	$(10,828)	$(3,364)	$(31,191)	$(15,663)

Denominator:
Denominator for basic earnings per share - weighted average shares	92,378,928	92,065,615	92,316,851	87,338,509
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	92,378,928	92,065,615	92,316,851	87,338,509

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.12)	$(0.04)	$(0.34)	$(0.18)
Loss Applicable to Common Stock, per share	$(0.12)	$(0.04)	$(0.34)	$(0.18)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.12)	$(0.04)	$(0.34)	$(0.18)
Loss Applicable to Common Stock, per share	$(0.12)	$(0.04)	$(0.34)	$(0.18)

Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of dilutive securities during each period. The Company’s dilutive securities are its options and RSUs. Based on the treasury stock method, the Company had 100,659 and 75,829 potentially dilutive securities during the three and six months ended June 30, 2022, respectively and 1,253,675 potentially dilutive securities during the three and six months ended June 30, 2021, which were excluded due to the Company's loss position. Net loss applicable to common stockholders is equal to net loss less preferred dividends.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Stock Options

The following is a summary of the changes in the Company’s outstanding options for the six months ended June 30, 2022:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2021	3,582,548	$3.17
Balance at June 30, 2022	3,582,548	$3.17	1.1

Exercisable at June 30, 2022	3,167,044	$3.09	1.1

As of June 30, 2022, the Company’s outstanding options were summarized as follows:

Number of Options
Held by a former Manager	3,167,044
Granted to the former Manager and subsequently transferred to certain Manager’s employees (A)	415,504
Total	3,582,548

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

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.1 million and $0.2 million during the three and six months ended June 30, 2022, and $0.2 million and $0.4 million during the three and six months ended June 30, 2021, respectively, and is recorded in general and administrative expense on the Consolidated Statements of Operations. During the six months ended June 30, 2022, the Company reversed $0.6 million in stock compensation expense related to certain previously issued options. The unrecognized stock-based compensation expense related to the unvested options was $0.2 million as of June 30, 2022 and will be expensed over a weighted average of 1.0 year.

Restricted Stock Units (RSUs)

The following is a summary of the changes in the Company’s RSUs for the six months ended June 30, 2022.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2021	193,190	$2.2
Vested	(23,605)	$4.66
Forfeited (A)	(8,047)	$4.66
Balance at June 30, 2022	161,538	$1.71
(A) Unvested RSUs are forfeited by non-employee directors upon their departure from the board of directors and generally forfeited by employees upon their termination.

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one-year vesting period. During the six months ended June 30, 2022, the Company granted no RSUs to non-employee directors and 87,757 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the six months ended June 30, 2022, the Company did not grant RSUs to employees and 23,605 RSUs granted to employees vested. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the RSUs. Stock-based compensation expense related to RSUs was $0.1 million and $0.1 million for the six months ended June 30, 2022 and $0.1 million and $0.2 million for three and six months ended June 30, 2021, respectively. Stock-based compensation expense is

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

recorded in general and administrative expense on the Consolidated Statements of Operations. During the six months ended June 30, 2022, the Company reversed $0.3 million in stock compensation expense related to certain previosuly issued RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.1 million as of June 30, 2022 and will be expensed over a weighted average period of 0.3 years.

Preferred Stock

Dividends totaling $1.4 million were paid on January 31, 2022 to holders of record of preferred stock on January 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

Dividends totaling $1.4 million were paid on May 2, 2022 to holders of record of preferred stock on April 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

On May 1, 2022, the Board of Directors of the Company declared dividends on the Company’s preferred stock for the period beginning May 1, 2022 and ending July 31, 2022. The dividends are payable on August 1, 2022, to holders of record of preferred stock on July 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

On August 2, 2022, the Board of Directors of the Company declared dividends on the Company’s preferred stock for the period beginning August 1, 2022 and ending October 31, 2022. The dividends are payable on October 31, 2022, to holders of record of preferred stock on October 3, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. As of June 30, 2022, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

Noncontrolling Interest

On July 12, 2021, the Company entered into an investment agreement among the Company and Symphony Ventures, which we refer to as Symphony, a company organized under the laws of Ireland, in which the Company agreed to sell to Symphony 10% of the partnership interests in each of the wholly owned subsidiary limited partnerships, which we refer to as “SLPs”, formed by the Company to hold each of the Company’s Puttery venues, in exchange for an amount in cash equal to 10% of the total cost to build the Puttery venue owned by such SLP. Symphony’s purchase price in each such SLP will be fully committed on the date the certificate of occupancy for the Puttery venue is received, up to a total commitment of $10 million. We control through a wholly owned subsidiary all general partnership interests and 90% of the limited partnership interests in the SLP, thus retaining all rights, powers and authority that govern the partnership and, as a result, we consolidate the financial results of this SLP, and report the noncontrolling interest representing the economic interest in the SLP held by Symphony. Currently the Company and Symphony are party to three SLPs, for the Puttery locations in The Colony, Texas, Charlotte, North Carolina, and Washington, D.C.

Tax Benefits Preservation Plan

On May 17, 2022, Drive Shack Inc. (the “Company”) entered into a Tax Benefits Preservation Plan (the “Plan”) with American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”), and the disinterested members of the Board of Directors (the “Board”) of the Company declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”) to stockholders of record at the close of business on May 27, 2022 (the “Record Date”). Each Right is governed by the terms of the Plan and entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a “Unit”) of Series E Junior Participating Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”), at a purchase price of $7.50 per Unit, subject to adjustment (the “Purchase Price”). The Plan is intended to help protect the Company’s ability to use its tax net operating losses and certain other tax assets (“Tax Benefits”) by deterring an “ownership change” as defined under Section 382 of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations thereunder (the “Code”).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Note 12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Agreements with the Former Manager

At June 30, 2022, the Manager, through its affiliates, and principals of the Manager, owned 9.0 million shares of the Company’s common stock and Fortress, through its affiliates, had options relating to an additional 3.2 million shares of the Company’s common stock (Note 11).

Note 13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at June 30, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Environmental Costs — As a commercial real estate owner, the Company is subject to potential environmental costs. At June 30, 2022, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Surety Bonds — The Company is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company had bonds outstanding of approximately $0.9 million as of June 30, 2022.

Month-to-Month Leases — The traditional golf segment has four month-to-month property leases which are cancellable by the parties with 30 days written notice. The traditional golf segment also has various month-to-month operating leases for carts and equipment. Lease expense is recorded in short-term lease cost as disclosed in Note 6.

Membership Deposit Liability — In the traditional golf business, until 2021 private country club members generally paid an advance initiation deposit upon their acceptance as a member to the respective country club. Initiation deposits are refundable 30 years after the date of acceptance as a member. As of June 30, 2022, the total nominal value of initiation fee deposits was approximately $249.3 million with annual maturities through 2051.

In 2002 American Golf Corporation ("AGC"), when it was owned by a previous owner, entered into a Restated Membership Deposit Assumption Agreement, with two trusts established by a previous owner of AGC (the “Trusts”) under which the Trusts agreed to unconditionally assume the obligations of AGC to refund certain membership deposit liabilities ("MDLs") in exchange for shares in AGC. The MDLs assumed were refundable 30 years from the date of acceptance of the member with the first liabilities assumed by the Trusts becoming refundable in 2020. The total redemption value of membership deposit liabilities assumed by the Trusts was $181.9 million. No asset was recorded at the time of our acquisition of AGC in recognition of this assumption agreement for the $181.9 million of liabilities assumed by the Trusts for the following reasons. 1) the substantial time period between the assumption of the liabilities and the first liabilities becoming refundable; 2) the inability of AGC to verify and monitor the assets of the Trusts to ensure the ability to perform under the terms of the assumption agreements; 3) the fact that the Trusts are not required to maintain any assets that would support such performance; 4) the Trust settlors were not required contractually to fund the Trusts; and 5) The Company does not have the ability to determine the likelihood that the Trusts will meet their obligations. In the event the Trusts are not able to fulfill their obligations, the Company would be responsible for refunding the outstanding balance of the MDL and therefore, recognizes these MDLs on its balance sheet. Though the Trusts initially assumed $181.9 million of MDLs the balance of related MDLs carried on the books of AGC, as of June 30, 2022, has been reduced to an undiscounted nominal value of $115 million through various assignments to third parties and partial membership refunds due to membership transfers. To-date, the Trust has met all of their obligations that have come due for which the Trust assumed responsibility under the Restated Membership Deposit Assumption Agreement. As of June 30, 2022 the Trusts had refunded a total of approximately $0.4 million of MDLs under the terms of the assumption agreements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Restricted Cash — Approximately $4.1 million of restricted cash at June 30, 2022 is used as credit enhancement for traditional golf’s obligations related to the performance of lease agreements and certain insurance claims.

Commitments - As of June 30, 2022, the Company has additional operating leases that have not yet commenced of $73.2 million. The leases are expected to commence over the next 12 months with initial lease terms of approximately 10 years. These leases are primarily real estate leases for future entertainment golf venues.

Preferred Dividends in Arrears - As of June 30, 2022, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

Note 14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.9 million and $1.6 million for the three and six months ended June 30, 2022, respectively and $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2022 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. As of June 30, 2022, the Company is currently not subject to examination by the IRS for any open tax years and is currently under examination in Idaho for open tax years 2017 and after.

At June 30, 2022 and December 31, 2021, the Company reported a total liability for unrecognized tax benefits of $0.7 million. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

Note 15. IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Gain) loss on lease terminations	$2,161	$(655)	$2,196	$(655)
Loss on corporate office assets (held-for-use)	—	—	—	3,303
Impairment on entertainment golf properties	—	—	12,854	—
Other (gains) loss	—	94	(18)	—
Total loss on impairment	$2,161	$(561)	$15,032	$2,648

During the six months ended June 30, 2022 , the Company recorded impairment charges of $11.3 million related to construction in progress assets for its Drive Shack New Orleans venue as the Company determined that it will not restart construction of the venue. The assets consist primarily of a partially constructed, unfinished building and parking lot. During the second quarter of 2022, the Company entered into a termination agreement to terminate the underlying ground lease for the site. The Company recorded a $2.2 million loss on lease terminations related to the Drive Shack New Orleans venue.

During the six months ended June 30, 2022, the Company recorded impairment charges of $1.6 million related to certain assets acquired for our Puttery venues in Charlotte, North Carolina; Miami, Florida; and Washington, DC. The assets consisted of gameplay tracking cameras and supporting hardware and software for our venues. The Company has determined that it will not utilize the devices and they will therefore not be installed. The Company is unable to recover the cost of the devices and the impairment charge represents the full value of the equipment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand the results of operations and financial condition of Drive Shack Inc., which is referred to, together with its subsidiaries, as Drive Shack Inc. or the Company. The following should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto and with Part II, Item 1A. “Risk Factors” of this report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results, including those set forth in the section entitled “Risk Factors” in this report, our Annual Report on Form 10-K filed with the SEC on March 18, 2022 and in our other quarterly or current reports as filed with or furnished to the SEC. We disclaim any intent or obligation to update these forward-looking statements.

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

The Company launched its first Puttery venue in September 2021 in The Colony, Texas, its second venue in Charlotte, North Carolina in mid-December 2021, and its third location in Washington D.C. in June 2022 and as of June 30, 2022, the Company operated these three leased Puttery venues. The Company is committed to eight additional Puttery leases for venues in Miami, Houston, Chicago, Pittsburgh, New York City (Manhattan), Kansas City, Philadelphia, and Minneapolis. Puttery venues are indoor venues typically located in urban and suburban dining and entertainment districts.

•Traditional golf | American Golf
The Company’s traditional golf segment is one of the largest operators of traditional golf properties in the United States. As of June 30, 2022, the Company owned, leased or managed fifty-three (53) traditional golf properties across nine states with over 42,572 members and over 1,669,665 rounds played at our properties during the six months ended June 30, 2022.

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

As we build our brand through the existing operation of Drive Shack locations and new Puttery locations, we confirm support in this growing industry. We believe there is significant opportunity to capture market share given the industry disruption from the COVID-19 pandemic and the structural decline of dated businesses, coupled with the rising demand for social and interactive entertainment options. We have strategically aligned our Drive Shack and Puttery businesses to provide competitive, social and interactive experiences to capitalize on this unique and timely opportunity, as we feel other entertainment concepts in our industry have failed to address the shift in consumer preferences. There are a variety of consumers who seek out active socializing options. We will use data and testing to understand unique drivers, test consumer behaviors, and understand spending habits, seeking to optimize the most effective way to target, acquire, and retain consumers.

In addition to our first three Puttery locations in The Colony, Charlotte, and Washington D.C., we currently have executed lease agreements with landlords to develop additional locations in Miami, Chicago, Houston, Pittsburgh, Philadelphia, New York City (Manhattan), and Kansas City. We continuously analyze the performance of our first three locations and adjustments will be made, if necessary, to further refine our operational and financial models as we expand our Puttery national footprint. We plan to open seven locations during 2022 and expect to end the year with a total of nine Puttery venues in operation.
Notable Operational Results

During the second quarter, our traditional golf properties generated revenue of $70.8 million, our Drive Shack venues generated revenue of $11.2 million, and our newest brand, Puttery, generated revenue of $4.5 million.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2022	2021	Amount	%
Revenues
Golf operations (A)	$67,577	$61,750	$5,827	9.4%
Sales of food and beverages	19,112	12,129	6,983	57.6%
Total revenues	86,689	73,879	12,810	17.3%
Operating costs
Operating expenses (A)	65,473	55,635	9,838	17.7%
Cost of sales - food and beverages	5,788	3,151	2,637	83.7%
General and administrative expense	11,558	8,028	3,530	44.0%
Depreciation and amortization	6,132	5,784	348	6.0%
Pre-opening costs	1,938	789	1,149	145.6
(Gain) loss on lease terminations and impairment	2,161	(561)	2,722	(485.2)%
Total operating costs	93,050	72,826	20,224	27.8%
Operating gain (loss)	(6,361)	1,053	7,414	(704.1)%
Other income (expenses)
Interest and investment income	216	159	57	35.8%
Interest expense, net	(3,547)	(2,713)	834	30.7%
Other income (loss), net	993	(18)	1,011	5,616.7%
Total other income (expenses)	(2,338)	(2,572)	234	9.1%
Loss before income tax	$(8,699)	$(1,519)	$7,180	472.7%
	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	2022	2021	Amount	%
Revenues
Golf operations (A)	122,861	114,912	7,949	6.9%
Sales of food and beverages	32,810	20,059	12,751	63.6%
Total revenues	155,671	134,971	20,700	15.3%
Operating costs			0
Operating expenses (A)	120,613	104,504	16,109	15.4%
Cost of sales - food and beverages	9,149	5,255	3,894	74.1%
General and administrative expense	20,622	16,012	4,610	28.8%
Depreciation and amortization	12,325	12,029	296	2.5%
Pre-opening costs	2,685	1,345	1,340	99.6%
(Gain) loss on lease terminations and impairment	15,032	2,648	12,384	467.7%
Realized and unrealized (gain) on investments	—	—	—
Total operating costs	180,426	141,793	38,633	27.2%
Operating loss	(24,755)	(6,822)	17,933	262.9%
Other income (expenses)
Interest and investment income	416	312	104	33.3%
Interest expense, net	(6,194)	(5,339)	855	16.0%
Gain (loss) on extinguishment of debt	—	—	—
Other income (loss), net	3,640	(79)	3,719	4,707.6%
Total other income (expenses)	(2,138)	(5,106)	2,968	58.1%
Loss before income tax	$(26,893)	$(11,928)	$14,965	125.5%
(A) Includes $15.2 million and $28.2 million for the three and six months ended June 30, 2022, and $12.9 million and $26.7 million for the three and six months ended June 30, 2021, respectively, related to management contract reimbursements reported under ASC 606.

Revenues from Golf Operations

Revenues from golf operations comprise principally of: (1) daily green fees, golf cart rentals, and The Player's Club membership dues at American Golf’s public properties, (2) initiation fees, membership dues and guest fees at American Golf’s private properties, (3) management fees and reimbursed operating expenses at American Golf’s managed courses and (4) bay play and game play at Drive Shack and Puttery locations.

Given the discretionary nature of our products, trends in consumer spending will impact our revenue from golf operations on a quarter-by-quarter basis and, particularly in traditional golf as an outdoor activity, and seasonal weather patterns have a significant impact.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Golf operations	$67,577	$61,750	$5,827	9.4%
Percentage of total revenue	78.0%	83.6%

Revenues from golf operations increased by $5.8 million primarily due to a $2.2 million increase in entertainment venues as compared to the prior period. Increased event and bay play at our entertainment venues and the full operation during the quarter of our Puttery locations in The Colony, Texas and Charlotte, North Carolina. Traditional golf increased by $3.6 million during the same period due to an increase in events as compared to prior year due to COVID restrictions being lifted.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Golf operations	$122,861	$114,912	$7,949	6.9%
Percentage of total revenue	78.9%	85.1%

Revenues from golf operations increased by $7.9 million primarily due to increased event and bay play at our entertainment venues and the full operation during the quarter of our Puttery locations in The Colony, Texas and Charlotte, North Carolina. Traditional golf increase during the same period due to less COVID restrictions in place as compared to prior period.

Sales of Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Sales of food and beverages	$19,112	$12,129	$6,983	57.6%
Percentage of total revenue	22.0%	16.4%

Sales of food and beverages increased by $7.0 million, due to a $4.9 million increase in traditional golf, and a $2.0 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifted. Entertainment golf increased due primarily to the recent opening of Puttery locations in The Colony, Texas and Charlotte, North Carolina and stronger performance from Drive Shack venues.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Sales of food and beverages	$32,810	$20,059	$12,751	63.6%
Percentage of total revenue	21.1%	14.9%

Sales of food and beverages increased by $12.8 million, due to a $7.8 million increase in traditional golf, and a $4.9 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifted. Entertainment golf increased due primarily to the recent opening of Puttery locations in The Colony, Texas and Charlotte, North Carolina and stronger performance from Drive Shack venues.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Operating expenses	$65,473	$55,635	$9,838	17.7%
Percentage of total revenue	75.5%	75.3%

Operating expenses increased by $9.8 million, primarily due to a $7.2 million increase in traditional golf, and a $3.2 million increase in entertainment golf. The increase was primarily due to increases in payroll and payroll related expenses as venues and events continue to ramp up this year with COVID-19 restrictions lifting as compared to the prior period.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Operating expenses	$120,613	$104,504	$16,109	15.4%
Percentage of total revenue	77.5%	77.4%

Operating expenses increased by $16.1 million, primarily due to a $10.2 million increase in traditional golf, and a $6.4 million increase in entertainment golf. The increase was primarily due to increases in payroll and payroll related expenses as venues and events continue to ramp up this year with COVID-19 restrictions lifting as compared to the prior period.

Cost of Sales - Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Cost of sales - food and beverages	$5,788	$3,151	$2,637	83.7%
Percentage of total revenue	6.7%	4.3%

Cost of sales - food and beverages increased by $2.6 million directionally in-line with corresponding increase in food and beverage sales in traditional golf and entertainment golf. This increase was mainly driven by higher traffic at our venues due to lifted COVID restrictions as compared to the prior period. The increase of cost of sales - food and beverage as a percentage of revenue was related to a one-time inventory adjustment in the entertainment golf segment.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Cost of sales - food and beverages	$9,149	$5,255	$3,894	74.1%
Percentage of total revenue	5.9%	3.9%

Cost of sales - food and beverages increased by $3.9 million directionally in-line with corresponding increase in food and beverage sales in traditional golf and entertainment golf. This increase was mainly driven by higher traffic at our venues due to lifted COVID restrictions as compared to the prior period.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense consists of costs associated with our corporate support and administrative functions that support development and operations and includes stock-based compensation.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
General and administrative expense	$11,558	$8,028	$3,530	44.0%
Percentage of total revenue	13.3%	10.9%

General and administrative expense increased by $3.5 million consisting of a $1.2 million increase in traditional golf and a $2.2 million increase at corporate. The increases are due primarily to higher payroll and payroll-related expenses compared to reduced headcounts during the pandemic as well as strategic investments in headcount and other related expenses to support the development and growth in Puttery .

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
General and administrative expense	$20,622	$16,012	$4,610	28.8%
Percentage of total revenue	13.2%	11.9%

General and administrative expense increased by $4.6 million consisting of a $1.7 million increase in traditional golf resulting from payroll expenses and a $2.9 million increase at corporate. The increases are due primarily to higher payroll and payroll-related expenses compared to reduced headcounts during the pandemic.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on property and equipment and financing lease assets, as well as amortization of intangible assets.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Depreciation and amortization	$6,132	$5,784	$348	6.0%
Percentage of total revenue	7.1%	7.8%

Depreciation and amortization increased by $0.3 million primarily due to additions in the Puttery location in The Colony, Texas and Charlotte, North Carolina partially offset by certain assets becoming fully depreciated.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Depreciation and amortization	$12,325	$12,029	$296	2.5%
Percentage of total revenue	7.9%	8.9%

Depreciation and amortization increased by $0.3 million primarily due to additions in the Puttery location in The Colony, Texas and Charlotte, North Carolina partially offset by certain assets becoming fully depreciated.

Pre-Opening Costs
Pre-opening costs consist primarily of venue-related lease expenses, employee payroll, marketing expenses, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an entertainment golf venue.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Pre-opening costs	$1,938	$789	$1,149	145.6%
Percentage of total revenue	2.2%	1.1%

The increase is due to the ongoing development of Puttery venues that have not opened yet.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Pre-opening costs	$2,685	$1,345	$1,340	99.6%
Percentage of total revenue	1.7%	1.0%

The increase is due to the ongoing development of Puttery venues that have not opened yet.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
(Gain) loss on lease terminations and impairment	$2,161	$(561)	$2,722	(485.2)%
Percentage of total revenue	2.5%	(0.8)%

Loss on lease terminations and impairment increased by $2.7 million primarily due to a $2.2 million loss on lease terminations related to the Drive Shack New Orleans venue.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
(Gain) loss on lease terminations and impairment	$15,032	$2,648	$12,384	467.7%
Percentage of total revenue	9.7%	2.0%

Loss on lease terminations and impairment increased by $12.4 million primarily due to the impairment of construction in progress assets for the Drive Shack New Orleans venue and certain assets acquired for Puttery venues in Charlotte, North Carolina; Miami, Florida; and Washington, DC, and a $2.2 million loss on lease terminations related to the Drive Shack New Orleans venue.

Interest and Investment Income

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Interest and investment income	$216	$159	$57	35.8%
Percentage of total revenue	0.2%	0.2%

There was no significant change in interest and investment income.

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Interest and investment income	$416	$312	$104	33.3%
Percentage of total revenue	0.3%	0.2%

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Interest expense, net	$(3,547)	$(2,713)	$834	30.7%
Percentage of total revenue	(4.1)%	(3.7)%

Interest expense, net increased by approximately $0.8 million, not a significant change.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Interest expense, net	$(6,194)	$(5,339)	$855	16.0%
Percentage of total revenue	(4.0)%	(4.0)%

Interest expense, net increased by less than $0.9 million, not a significant change.

Other Income (Loss), Net

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Other income (loss), net	$993	$(18)	$1,011	5,616.7%
Percentage of total revenue	1.1%	—%

Other income (loss), net increased by $1.0 million primarily due to insurance proceeds received related to fire damages at two traditional golf venues in 2021.

	Six Months Ended June 30,		Increase (Decrease)
(dollar amounts in thousands)	June 30, 2022	June 30, 2021	Amount	%
Other income (loss), net	$3,640	$(79)	$3,719	4,707.6%
Percentage of total revenue	2.3%	(0.1)%

Other income (loss), net increased by $3.7 million primarily due to insurance proceeds received related to fire damages at two traditional golf venues in 2021.

SEGMENT RESULTS

Entertainment Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2022	June 30, 2021	Amount
Revenues
Golf operations	$7,397	$5,316	$2,081
Sales of food and beverages	8,316	6,273	2,043
Total revenues	15,713	11,589	4,124
Total operating costs	19,798	13,181	6,617
Operating loss	$(4,085)	$(1,592)	$2,493

Total revenues

The increase in total entertainment golf revenues during the three months ended June 30, 2022 was due to the addition of three Puttery venues in The Colony, Texas, Charlotte, North Carolina, and most recently, Washington D.C. and the return of events and customers as the venues reopened following pandemic closures.

Operating loss

The increase in operating loss during the three months ended June 30, 2022 was mainly due to a $2.2 million loss on lease terminations related to the Drive Shack New Orleans venue.

	Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2022	June 30, 2021	Amount
Revenues
Golf operations	$13,827	$8,737	$5,090
Sales of food and beverages	16,066	11,075	4,991
Total revenues	29,893	19,812	10,081
Total operating costs	50,604	25,319	25,285
Operating loss	$(20,711)	$(5,507)	$15,204

Total revenues

The increase in total entertainment golf revenues during the six months ended June 30, 2022 was due to the addition of three Puttery venues in The Colony, Texas, Charlotte, North Carolina, and most recently, Washington D.C. and the return of events and customers as the venues reopened following pandemic closures.

Operating loss

The increase in operating loss during the six months ended June 30, 2022 was mainly due to impairment charges of $11.3 million related to construction in progress assets for the Drive Shack New Orleans venue and $1.6 million of impairment charges related to Puttery equipment, and $2.2 million loss on lease terminations related to the Drive Shack New Orleans venue.

Traditional Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2022	June 30, 2021	Amount
Revenues
Golf operations	$59,972	$56,434	$3,538
Sales of food and beverages	10,796	5,856	4,940
Total revenues	70,768	62,290	8,478
Total operating costs	66,609	56,707	9,902
Operating income (loss)	$4,159	$5,583	$(1,424)

Total revenues

The increase in total traditional golf revenues during the six months ended June 30, 2022 was primarily due to increased revenue as demand for events remain strong.

Operating income

The decrease of our operating income during the three months ended June 30, 2022 was due to the lease and managed course terminations for Tilden Park, The River Club, and Vista Valencia after June 30, 2021.

	Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2022	June 30, 2021	Amount
Revenues
Golf operations	$108,641	$106,175	$2,466
Sales of food and beverages	16,744	$8,984	7,760
Total revenues	125,385	115,159	10,226
Total operating costs	120,562	107,063	13,499
Operating income (loss)	$4,823	$8,096	$(3,273)

Total revenues

The increase in total traditional golf revenues during the six months ended June 30, 2022 was primarily due to increased revenue as demand for events remain strong.
Operating loss

The decrease of our operating income during the six months ended June 30, 2022 was due to the lease terminations for Tilden Park, The River Club, and Vista Valencia after June 30, 2021.

Corporate

	Three Months Ended		Increase (Decrease)
(in thousands)	June 30, 2022	June 30, 2021	Amount
Revenues
Golf operations	$208	$—	$208
Total revenues	208	—	208
Total operating costs	6,643	2,938	3,705
Operating loss	$(6,435)	$(2,938)	$(3,497)
Total revenues

The increase in total corporate revenues during the three months ended June 30, 2022 was primarily due to income generated through the sub-lease of its corporate assets located in New York, NY.
Operating loss

The decrease in operating loss during the three months ended June 30, 2022 was primarily due to the $3.3 million impairment of corporate assets located at our New York, NY office.

	Six Months Ended		Increase (Decrease)
(in thousands)	June 30, 2022	June 30, 2021	Amount
Revenues
Golf operations	$393	$—	$393
Total revenues	393	—	393
Total operating costs	9,260	9,411	(151)
Operating loss	$(8,867)	$(9,411)	$544
Total revenues

The increase in total corporate revenues during the six months ended June 30, 2022 was primarily due to income generated through the sub-lease of its corporate assets located in New York, NY.

Operating loss

The decrease in operating loss during the six months ended June 30, 2022 was primarily due to the $3.3 million impairment of corporate assets located at our New York, NY office during 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our current balances of cash and cash equivalents.

As of June 30, 2022, we had $22.7 million of cash and cash equivalents. Our primary cash needs are capital expenditures for opening new Drive Shack and Puttery entertainment golf venues, preferred dividends, capital lease obligations and for general corporate purposes.

The Company’s growth strategy to develop future entertainment golf venues, including new Puttery venues and Drive Shack Manhattan/Randall's Island, is capital intensive, and ability to execute and fund planned growth is dependent upon many factors, including the current and future operating performance of our entertainment golf venues and traditional golf properties, the pace of expansion, real estate markets, site locations, our ability to raise financing and the nature of the arrangements negotiated with landlords. Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with other financing alternatives in place or available will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

As of June 30, 2022, we continue to actively explore the capital markets to meet our medium-term liquidity requirements to fund planned growth, including new venue development and construction, product innovation and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, strategically monetizing our remaining real estate securities and the potential for asset sales. We continually monitor market conditions for these financing and capital opportunities and, at any given time, may enter into or pursue one or more of the transactions described above. However, we cannot ensure that capital will be available on reasonable terms, if at all. If we are unable to obtain additional financing, it could result in deferring the timing of when certain entertainment golf venues are opened.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(2,521)	$468
Investing activities	(25,907)	(16,139)
Financing activities	(7,092)	50,283
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	$(35,520)	$34,612

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2022 and Net cash provided by operating activities was $0.5 million for the six months ended June 30, 2021. Changes in operating cash flow activities are described below:

•Operating cash flows increased due to the following:
◦$8.5 million in net operating cash flows generated from traditional golf operations;
◦$0.3 million in net operating cash flows used in the entertainment golf venues.

•Operating cash flows decreased due to the following:
◦$2.3 million increase in corporate payroll primarily due to increases in headcount;
◦$11 million primarily due to additional general and administrative payments.

Investing Activities

Cash flows from investing activities primarily relate to insurance proceeds for property loss, and cash flows used in investing activities primarily consist of capital expenditures for the construction and development of entertainment golf venues and renovations of existing facilities.

Net cash used in investing activities was $25.9 million during the six months ended June 30, 2022 and $16.1 million during the six months ended June 30, 2021.

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2022 and 2021 were $28.8 million and $16.1 million, respectively.

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

Financing activities used $7.1 million during the six months ended June 30, 2022 and provided $50.3 million during the six months ended June 30, 2021. The decrease was primarily due to $53.9 million of net proceeds from our equity raise that was completed on February 2, 2021.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

CONTRACTUAL OBLIGATIONS

During the six months ended June 30, 2022, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2021. During the three months ended June 30, 2022, the Company commenced one new lease for entertainment golf venues. Right-of-use assets of $3.8 million and lease liabilities of $5.2 million related to the lease is included on the Consolidated Balance Sheet as of and for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company commenced three new leases for entertainment golf venues. Right-of-use assets of $24.8 million and lease liabilities of $27.2 million related to these leases are included on the Consolidated Balance Sheet as of and for the six months ended June 30, 2022.

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

Actual results could differ from these estimates and materially impact our Consolidated Financial Statements. There have been no significant changes to our critical accounting policies as disclosed in Management's Discussion and Analysis and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. See Note 2 in Part I, Item 1 “Financial Statements” for additional information.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies-Legal Contingencies.

Item 1A. Risk Factors

There following discussion supplements the discussion of risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Our Tax Benefits Preservation Plan could inhibit a change in our control that may otherwise be favorable to our stockholders.

In May 2022, our board of directors adopted a Tax Benefits Preservation Plan in an effort to protect against a possible limitation on our ability to use our net operating losses and net capital loss carryforwards by discouraging investors from acquiring ownership of our common stock in a manner that could trigger an “ownership change” for purposes of Sections 382 and 383 of the Internal Revenue Code (the “Code”). Under the terms of the Tax Benefits Preservation Plan, in general, if a person or group acquires beneficial ownership of 4.9% or more of the outstanding shares of our Common Stock without prior approval of our board of directors or without meeting certain exceptions (an “Acquiring Person”), the rights would become exercisable and our stockholders (other than the Acquiring Person) will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person. As a result, the Tax Benefits Preservation Plan may reduce the volume of trading in our stock because it limits the ability of persons or entities from acquiring a significant percentage of our outstanding stock, have the effect of inhibiting or impeding a change in control not approved by our board of directors and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our board of directors may consent to certain transactions, the Tax Benefits Preservation Plan gives our board of directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. There can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.
Item 4.    Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1	Tax Benefits Preservation Plan, dated as of May 17, 2022, between Drive Shack Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form
8-K, Exhibit 4.1, filed on May 17, 2022).
10.1
Separation Agreement, effective May 10, 2022, by and between Drive Shack Inc. and Michael L. Nichols (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 10.1, filed on May 10, 2022).

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

August 9, 2022

By:	/s/ Kelley Buchhorn
Kelley Buchhorn
Interim Chief Financial Officer

August 9, 2022