Form 10-K/A
period 2021-12-31
Drive Shack Inc.
filed 2022-11-21
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) originally filed on March 18, 2022 (the “Original Filing” and, together with this Amendment, the “Annual Report on Form 10-K”) by Drive Shack Inc., a Maryland corporation (“Drive Shack,” the “Company,” “we,” or “us”).

Subsequent to the issuance of the 2021 Form 10-K, management reevaluated, in consultation with our external auditor, Ernst & Young LLP (“EY”), certain controls relating to long-lived asset impairment testing. As a result of this reevaluation, management has subsequently identified a deficiency in controls related to the design and operating effectiveness of the Company’s internal controls associated with the identification and calculation of long-lived asset impairments and has further concluded that such deficiency represented a material weakness as of December 31, 2021. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not be prevented or detected. However, the material weakness did not result in a restatement of our consolidated financial statements presented in this Amendment.

This Amendment does not amend, update or change any other items or disclosures in the 2021 Form 10-K, except for Item 1A. Risk Factors, Note 17. Subsequent Events, Going Concern (Unaudited), Item 9A. Controls and Procedures, and the opinion on Internal Control Over Financial Reporting from our external auditor, EY, and accordingly, should be read in conjunction with the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K except as otherwise disclosed in this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our operating performance, the performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

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

•	our financial liquidity and ability to access capital;
•	the ability to retain and attract members and guests to our properties;
•	changes in global, national and local economic conditions, including, but not limited to, increases in unemployment levels, changes in consumer spending patterns, a prolonged economic slowdown and a downturn in the real estate market, particularly due to the COVID-19 pandemic;
•	effects of unusual weather patterns and extreme weather events, geographical concentrations with respect to our operations and seasonality of our business;
•	competition within the industries in which we operate or may pursue additional investments, including competition for sites for our entertainment golf venues;
•	material increases in our expenses, including but not limited to unanticipated labor issues, monetary inflation, rent or costs with respect to our workforce, and costs of goods, utilities and supplies;
•	our inability to sell or exit certain properties, and unforeseen changes to our ability to develop, redevelop or renovate certain properties;
•	our ability to implement and maintain effective internal control over financial reporting, including remediating the material weakness relating to the design and operating effectiveness of the Company's internal controls associated with long-lived asset impairments;
•	our ability to further invest in our business and implement our strategies;
•	difficulty monetizing our real estate debt investments;
•	liabilities with respect to inadequate insurance coverage, accidents or injuries on our properties, adverse litigation judgments or settlements, or membership deposits;
•	changes to and failure to comply with relevant regulations and legislation, including in order to maintain certain licenses and permits, and environmental regulations in connection with our operations;
•	inability to execute on our growth and development strategy by successfully developing, opening and operating new venues;
•	impacts of failures of our information technology and cybersecurity systems;
•	the impact of any current or further legal proceedings and regulatory investigations and inquiries; and
•	other risks detailed from time to time below, particularly under the heading “Risk Factors,” and in our other reports filed with or furnished to the Securities and Exchange Commission, which we refer to as the SEC in this Annual Report on Form 10-K/A.

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

PART I
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

We have a material weakness in our internal control over financial reporting and our inability to remediate this weakness or otherwise implement and maintain effective internal control over financial reporting, or the inability of our independent registered public accounting firm to provide an unqualified report thereon, could have a material adverse effect on us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.

The annual assessment for fiscal year 2021 resulted in the identification of a material weakness that existed as of December 31, 2021, regarding the design and operating effectiveness of the Company’s internal controls associated with the identification and calculation of long-lived asset impairments.

This material weakness could, among other things, adversely impact our ability to provide timely and accurate financial information or result in a misstatement of the account balances or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. The material weakness is described in greater detail in “Item 9A. Disclosure Controls and Procedures.”

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. We cannot assure you that we will adequately remediate the material weakness or that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls or any difficulties we encounter in their implementation could result in additional material weaknesses or could result in material misstatements in our financial statements.

We are in the process of remediating the identified material weakness in our internal controls, but we are unable at this time to estimate when the remediation effort will be completed. During the course of implementing additional processes and controls or testing the operating effectiveness of that control, we may identify additional control deficiencies, which could give rise to other material weaknesses, in addition to the material weakness described above. As we continue to evaluate and improve our internal control over financial reporting, we may need to take additional measures to address material weaknesses or to modify certain of the remediation measures. It may be difficult or costly to remediate the material weaknesses, and we may be required to add new personnel with tailored skill sets. If we fail to remediate our material weaknesses, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. The existence of a material weakness could result in errors in our financial statements which could require a restatement of financial statements, cause us to fail to timely meet our reporting obligations, lead to a loss of investor confidence, have a negative impact on the trading price of our common stock, or cause us to incur substantial incremental costs.

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

Tax rates in the United States, state and local jurisdictions have been and may be subject to significant change. The future effective tax rate of the Company could be affected by changes in mix of earnings in different jurisdictions with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation, which includes recently enacted U.S. tax reform.

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

PART II
Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:
Reports of Independent Registered Public Accounting Firm (PCAOB ID: 42).
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2022, except for the effect of the material weakness described in the second and third paragraphs of that report, as to which the date is November 18, 2022, expressed an adverse opinion thereon.

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

Auditing the Company’s evaluation for indicators of impairment was complex due to a material weakness related to the design and operating effectiveness of the Company’s internal controls associated with the identification and calculation of long-lived asset impairments and due to the subjectivity in the identification of events or changes in circumstances that may indicate an impairment of its long-lived assets. Differences or changes in these judgments could have a material impact on the Company’s analysis.
How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the design of controls over the Company's long-lived asset impairment process.

Our procedures with regards to the Company’s evaluation for indicators of impairment included, among others, testing the completeness and accuracy of management’s impairment analysis including evaluating management’s judgments determining whether indicators of impairment were present. For example, we performed inquires of management, read the minutes of the meetings of the Board of Directors, and considered historical operating results, remaining lease term and current market conditions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

Dallas, Texas
March 18, 2022, except for the effect of the material weakness described in the second paragraph above, as to which the date is November 18, 2022.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Drive Shack Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Drive Shack Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of control criteria, Drive Shack Inc. and Subsidiaries (the Company) has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

In our report dated March 18, 2022, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the design and operating effectiveness of the Company’s internal controls associated with the identification and calculation of long-lived asset impairments and has further concluded that such deficiency represented a material weakness as of December 31, 2021. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2021. Accordingly, our present opinion on the effectiveness of December 31, 2021’s internal control over financial reporting as of December 31, 2021, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness related to the design and operating effectiveness of the Company’s internal controls associated with the identification and calculation of long-lived asset impairments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 18, 2022, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Dallas, Texas
March 18, 2022, except for the effect of the material weakness described in the second and third paragraphs above, as to which the date is November 18, 2022.

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

Going Concern (Unaudited) — During the period ended September 30, 2022, subsequent to the date of the Consolidated Financial Statements, management determined that there is a substantial doubt about the Company's ability to continue as a going concern over the 12 months from the date of the filing of this Amendment. The disclosure in this Footnote 17 speaks as of the date of this Amendment and not as of the date of the Original Filing.

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

However, our business is dependent upon obtaining substantial funding from various sources. We generated a net loss in the third quarter ended September 30, 2022, and, as previously disclosed, in the fiscal years ended December 31, 2021, and December 31, 2020, and the first and second fiscal quarters of 2022. We do not anticipate that our operational and development cash requirements will be met through current liquidity and internally generated cash flows. Although we have historically depended on external financing sources at this stage in our growth plan, a variety of recent factors, including macroeconomic and geopolitical events such as inflation, rising interest rates and violent conflict in Ukraine, caused financing conditions in the United States to deteriorate in the second quarter and we believe this deterioration accelerated in the third quarter as rates rose. Relatedly, worsening financial conditions make it less likely that the Company will be successful in any effort to sell, finance or otherwise monetize assets to generate liquidity, since potential buyers may be cash constrained, face increased costs due to supply chain issues and face difficulty in pursuing financing sources.

In light of our liquidity position and these recently worsening financial conditions in the United States, management has concluded that there is a substantial doubt about the Company's ability to continue as a going concern over the next 12 months from the date of the filing of this Amendment.

Specifically, the Company’s current liquidity, including primarily cash and cash equivalents, is not sufficient to fund operations without additional sources of liquidity over the next 12 months. Therefore, the ability of the Company to continue operations is dependent on the degree of success of management’s plans to manage existing cash balances and to obtain additional financing to fund its short-term liquidity requirements. In order to manage existing cash balances, management intends to continue to reduce expenditures broadly across all aspects of its business. In order to mitigate the going concern, management expects that it will need to obtain external financing sources notwithstanding the negative conditions afflicting debt markets and other sources of potential liquidity

Item 9A. Controls and Procedures.

a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely.  Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021, because of the material weakness discussed below under “Management’s Report on Internal Control Over

Financial Reporting.” Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

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

Based on our assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective.

Management identified a material weakness as of December 31, 2021, related to the design and operating effectiveness of the Company’s internal controls associated with the identification of impairment indicators and the evaluation of properties identified as potentially subject to impairments. The Company's internal controls did not:

a.Detect the lack of inclusion of right-of-use assets or management contracts (intangible assets) in the carrying value of courses for which an impairment indicator was identified.
b.Consider the remaining lease term of each course when assessing the sufficiency of projected future undiscounted cash flows to recover the course’s net asset value.
c.Appropriately review budgetary information by course for use in evaluating the potential presence of impairment indicators.

Ernst & Young LLP, our independent registered public accounting firm that audited the consolidated financial statements included in the 2021 Form 10-K, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report included in this Amendment.

Remediation Considerations Related to Material Weakness

With respect to the material weakness related to the design and operating effectiveness of the Company’s internal controls associated with long-lived asset impairments, management plans to take a number of actions, including, but not limited to, implementing additional controls over the identification of potential impairment indicators, the determination of the appropriate carrying values for assets subject to impairment, and over the evaluation of the assumptions used in determining any potential long-lived asset impairments.

PART IV
Item 15. Exhibits; Financial Statement Schedules.

(a)	and (c) Financial Statements and Schedules:
See “Financial Statements and Supplementary Data.”

(b)	Exhibits filed with this Form 10-K/A:

	2.1	Separation and Distribution Agreement dated April 26, 2013, between New Residential Investment Corp. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.1, filed on May 3, 2013).

	2.2	Separation and Distribution Agreement dated October 16, 2014, between New Senior Investment Group Inc. and the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 2.2, filed on November 5, 2014).

	3.1	Articles of Restatement (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.2, filed on December 8, 2016).

	3.2	Articles Supplementary relating to the Series B Preferred Stock (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.3, filed on May 13, 2003).

	3.3	Articles Supplementary relating to the Series C Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 3.3, filed on October 25, 2005).

	3.4	Articles Supplementary relating to the Series D Preferred Stock (incorporated by reference to the Registrant’s Report on Form 8-A, Exhibit 3.1, filed on March 14, 2007).

	3.5	Articles Supplementary of Series E Junior Participating Preferred Stock (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 3.5, filed on March 2, 2017).

	3.6	Amended and Restated By-laws (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, Exhibit 3.6, filed on May 11, 2020).

	4.1	Junior Subordinated Indenture between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.1, filed on May 4, 2009).

	4.2	Pledge and Security Agreement between Newcastle Investment Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.2, filed on May 4, 2009).

	4.3	Pledge, Security Agreement and Account Control Agreement among Newcastle Investment Corp., NIC TP LLC, as pledgor, and The Bank of New York Mellon Trust Company, National Association, as bank and trustee, dated April 30, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K, Exhibit 4.3, filed on May 4, 2009).

	4.4	Description of the Company's Securities Registered under Section 12 of the Exchange Act (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 4.4, filed on March 18, 2022).

	10.1*	2012 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of May 7, 2012 (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 10.3, filed on February 28, 2013).

	10.2*	Amended and Restated 2014 Newcastle Investment Corp. Nonqualified Stock Option and Incentive Award Plan, adopted as of November 3, 2014 (incorporated by reference to the Registrant's Annual Report on Form 10-K, Exhibit 10.5, filed on March 2, 2015).

	10.3*	2015 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 16, 2015 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2015 annual meeting of stockholders filed on April 17, 2015).

10.4*	2016 Newcastle Investment Corp. Nonqualified Option and Incentive Award Plan, adopted as of April 7, 2016 (incorporated by reference to the Registrant's Current Report on Form 8-K, Exhibit 10.1 filed on May 19, 2016).

10.5*	2017 Drive Shack Inc. Nonqualified Option and Incentive Award Plan, adopted as of April 11, 2017 (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders, filed on April 13, 2017).

10.6*	Drive Shack Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders filed on April 13, 2018).

10.7	Form of Indemnification Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.19, filed on August 8, 2014).

10.8*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Director Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.15, filed on November 9, 2018).

10.9*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Executive Non-Qualified Stock Option Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.22, filed on May 10, 2019).

10.10*	Form of Drive Shack Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, Exhibit 10.23, filed on August 6, 2019).

21.1	Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K, Exhibit 21.1, filed on March 18, 2022).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.

SPECIAL NOTE REGARDING EXHIBITS
In reviewing the agreements included as exhibits to this Annual Report on Form 10-K/A, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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
President and Chief Executive Officer

November 18, 2022