Form 10-Q/A
period 2022-03-31
Drive Shack Inc.
filed 2022-11-21
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 originally filed on May 10, 2022 (the “Original Filing” and, together with this Amendment, the “Quarterly Report on Form 10-Q”) by Drive Shack Inc., a Maryland corporation (“Drive Shack,” the “Company,” “we,” or “us”).

Subsequent to the issuance of the Original Filing, management reevaluated, in consultation with our external auditor, Ernst & Young LLP (“EY”), certain controls relating to long-lived asset impairment testing. As a result of this reevaluation, management has subsequently identified a deficiency in controls related to the design and operating effectiveness of the Company’s internal controls associated with the identification and calculation of long-lived asset impairments and has further concluded that such deficiency represented a material weakness as of March 31, 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not be prevented or detected. However, the material weakness did not result in a restatement of our consolidated financial statements presented in this Amendment.

This Amendment does not amend, update or change any other items or disclosures in the Original Filing, except for Note 16. Subsequent Events, Going Concern, Item 4. Controls and Procedures, and accordingly, should be read in conjunction with the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing except as otherwise disclosed in this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things, our operating performance, the performance of our investments, the stability of our earnings, and our financing needs. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results, including those set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed with or furnished to the SEC. We disclaim any intent or obligation to update these forward-looking statements.

DRIVE SHACK INC.
FORM 10-Q/A

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

Going Concern — During the period ended September 30, 2022, subsequent to the date of the Consolidated Financial Statements, management determined that there is a substantial doubt about the Company's ability to continue as a going concern over the 12 months from the date of the filing of this Amendment. The disclosure in this Footnote 16 speaks as of the date of this Amendment and not as of the date of the Original Filing.

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

(a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely. Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, because the material weakness discussed below under “Material Weakness in Internal Control Over Financial Reporting” that existed as of December 31, 2021, had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below. Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Material Weakness in Internal Control Over Financial Reporting

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

Based on our assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting included a material weakness related to the design and operating effectiveness of the Company's internal controls associated with the identification of impairment indicators and the evaluation of properties identified as potentially subject to impairments. This material weakness had not been fully remediated by the end of the period covered by this Quarterly Report on Form 10-Q. The Company's internal controls did not:

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

PART II. OTHER INFORMATION

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

November 18, 2022