Form 10-Q/A
period 2022-06-30
Drive Shack Inc.
filed 2022-11-21
CIK 1175483

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 originally filed on August 9, 2022 (the “Original Filing” and, together with this Amendment, the “Quarterly Report on Form 10-Q”) by Drive Shack Inc., a Maryland corporation (“Drive Shack,” the “Company,” “we,” or “us”).

Subsequent to the issuance of the Original Filing, management reevaluated, in consultation with our external auditor, Ernst & Young LLP (“EY”), certain controls relating to long-lived asset impairment testing. As a result of this reevaluation, management has subsequently identified a deficiency in controls related to the design and operating effectiveness of the Company’s internal controls associated with the identification and calculation of long-lived asset impairments and has further concluded that such deficiency represented a material weakness as of June 30, 2022. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As a result of the material weakness, there is more than a remote likelihood that a material misstatement in our annual or interim financial statements would not be prevented or detected. However, the material weakness did not result in a restatement of our consolidated financial statements presented in this Amendment.

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

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2022
(Dollars in tables in thousands, except share data)

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. The Company has not experienced any losses in the accounts and believes that the Company is not exposed to significant credit risk because the accounts are at major financial institutions.

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

(a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely. Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022, because the material weakness discussed below under “Material Weakness in Internal Control Over Financial Reporting” that existed as of December 31, 2021, had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below. Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

(b)Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

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

Remediation Considerations related to Material Weakness

With respect to the material weakness related to the design and operating effectiveness of the Company’s internal controls associated with long-lived asset impairment, management plans to take a number of actions, including, but not limited to, implementing additional controls over the identification of potential impairment indicators, the determination of the appropriate carrying values for assets subject to impairment, and over the evaluation of the assumptions used in determining any potential long-lived asset impairments.

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