Form 10-Q
period 2022-09-30
Drive Shack Inc.
filed 2022-11-21
CIK 1175483

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Common stock, $0.01 par value per share: 92,385,019 shares outstanding as of November 17, 2022.

DRIVE SHACK INC.
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DRIVE SHACK INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	(unaudited)
	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$11,655	$58,286
Restricted cash	4,348	3,480
Accounts receivable, net	5,852	5,563
Real estate securities, available-for-sale	2,041	3,486
Other current assets	35,123	30,034
Total current assets	59,019	100,849
Restricted cash, noncurrent	216	798
Property and equipment, net of accumulated depreciation	186,125	179,260
Operating lease right-of-use assets	192,167	181,915
Intangibles, net of accumulated amortization	12,657	13,430
Other assets	5,507	6,538
Total assets	$455,691	$482,790

Liabilities and Equity
Current liabilities
Obligations under finance leases	$4,847	$5,400
Membership deposit liabilities	20,847	18,039
Accounts payable and accrued expenses	40,416	34,469
Deferred revenue	15,469	26,301
Other current liabilities	28,246	26,524
Total current liabilities	109,825	110,733
Credit facilities and obligations under finance leases - noncurrent	6,773	9,075
Operating lease liabilities - noncurrent	179,732	166,031
Junior subordinated notes payable	51,169	51,174
Membership deposit liabilities, noncurrent	107,292	104,430
Deferred revenue, noncurrent	10,748	10,005
Other liabilities	2,816	1,487
Total liabilities	$468,355	$452,935

Commitments and contingencies

Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 1,347,321 shares of 9.75% Series B Cumulative Redeemable Preferred Stock, 496,000 shares of 8.05% Series C Cumulative Redeemable Preferred Stock, and 620,000 shares of 8.375% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, issued and outstanding as of September 30, 2022 and December 31, 2021	$61,583	$61,583
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 92,385,019 and 92,093,425 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	924	921
Additional paid-in capital	3,231,506	3,233,608
Accumulated deficit	(3,308,612)	(3,268,876)
Accumulated other comprehensive income (loss)	(834)	1,163
Total equity of the company	$(15,433)	$28,399
Noncontrolling interest	2,769	1,456
Total equity (deficit)	$(12,664)	$29,855
Total liabilities and equity	$455,691	$482,790
See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Golf operations	$70,872	$62,257	$193,732	$177,170
Sales of food and beverages	17,802	14,109	50,612	34,167
Total revenues	88,674	76,366	244,344	211,337

Operating costs
Operating expenses	70,026	60,729	190,638	165,234
Cost of sales - food and beverages	4,985	3,696	14,134	8,951
General and administrative expense	8,572	9,685	29,190	25,697
Depreciation and amortization	6,819	5,823	19,144	17,852
Pre-opening costs	2,145	2,030	4,830	3,375
(Gain) loss on lease terminations and impairment	1,318	324	16,350	2,972
Total operating costs	93,865	82,287	274,286	224,081
Operating income (loss)	(5,191)	(5,921)	(29,942)	(12,744)

Other income (expenses)
Interest and investment income	220	190	636	502
Interest expense, net	(2,608)	(2,626)	(8,802)	(7,964)
Other income (loss), net	920	107	4,559	29
Total other income (expenses)	(1,468)	(2,329)	(3,607)	(7,433)
Loss before income tax	(6,659)	(8,250)	(33,549)	(20,177)
Income tax expense	472	616	2,061	1,562
Consolidated net loss	(7,131)	(8,866)	(35,610)	(21,739)
Less: net income (loss) attributable to noncontrolling interest	21	(15)	(60)	(15)
Net loss attributable to the Company	(7,152)	(8,851)	(35,550)	(21,724)
Preferred dividends	(1,395)	(1,395)	(4,185)	(4,185)
Loss applicable to common stockholders	$(8,547)	$(10,246)	$(39,735)	$(25,909)

Loss applicable to common stock, per share
Basic	$(0.09)	$(0.11)	$(0.43)	$(0.29)
Diluted	$(0.09)	$(0.11)	$(0.43)	$(0.29)

Weighted average number of shares of common stock outstanding
Basic	92,385,019	92,085,846	92,339,823	88,938,344
Diluted	92,385,019	92,085,846	92,339,823	88,938,344

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(7,131)	$(8,866)	$(35,610)	$(21,739)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	(1,004)	(72)	(1,997)	(214)
Other comprehensive gain (loss)	(1,004)	(72)	(1,997)	(214)
Total comprehensive loss	$(8,135)	$(8,938)	$(37,607)	$(21,953)
Comprehensive loss attributable to noncontrolling interest	21	(15)	(60)	(15)
Comprehensive loss attributable to the Company	$(8,156)	$(8,923)	$(37,547)	$(21,938)

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (loss)	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) - December 31, 2021	2,463,321	$61,583	92,093,425	$921	$3,233,608	$(3,268,876)	$1,163	$1,456	$29,855
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	—	(696)	—	—	—	(696)
Shares issued from options and restricted stock units	—	—	269,420	—	—	—	—	—	—
Contributed Capital	—	—	—	—	—	—	—	3	3
Capital Distribution	—	—	—	—	—	—	—	(40)	(40)
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(18,966)	—	53	(18,913)
Total comprehensive loss								16	$(18,913)
Equity (deficit) - March 31, 2022	2,463,321	$61,583	92,362,845	$921	$3,232,912	$(3,289,237)	$1,163	$1,472	$8,814
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	—	139	—	—	—	139
Shares issued from options and restricted stock units	—	—	22,174	3	—	—	—	—	3
Contributed Capital	—	—	—	—	(727)	—	—	727	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(9,433)	—	(134)	(9,567)
Other comprehensive loss	—	—	—	—	—	—	(993)	—	(993)
Total comprehensive loss								593	$(10,560)
Equity (deficit) - June 30, 2022	2,463,321	$61,583	92,385,019	$924	$3,232,324	$(3,300,065)	$170	$2,065	$(2,999)
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	—	110	—	—	—	110
Contributed Capital	—	—	—	—	$(928)			928	—
Capital Distribution	—	—	—	—	—	—	—	(245)	(245)
Comprehensive income (loss)
Net loss	—	—	—	—	—	(7,152)	—	21	(7,131)
Other comprehensive loss	—	—	—	—	—	—	(1,004)	—	(1,004)
Total comprehensive loss									$(8,135)
Equity (deficit) - September 30, 2022	2,463,321	$61,583	92,385,019	$924	$3,231,506	$(3,308,612)	$(834)	$2,769	$(12,664)

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (unaudited)
(Dollars in thousands, except share data)

	Drive Shack Inc. Stockholders
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comp. Income (loss)	Noncontrolling Interest	Total Equity (Deficit)
Equity (deficit) - December 31, 2020	2,463,321	$61,583	67,323,592	$673	$3,178,704	$(3,232,391)	$1,468	$—	$10,037
Dividends declared	—	—	—	—	—	(930)	—	—	(930)
Stock-based compensation	—	—	—	—	350	—	—	—	350
Shares issued from options and restricted stock units	—	—	745,881	7	(7)	—		—	—
Shares issued from equity raise	—	—	23,958,333	$239	$53,666	$—	$—	—	53,905
Comprehensive income (loss)
Net loss	—	—	—	—	—	(10,904)	—	—	(10,904)
Other comprehensive loss	—	—	—	—	—	—	(76)	—	(76)
Total comprehensive loss								—	$(10,980)
Equity (deficit) - March 31, 2021	2,463,321	$61,583	92,027,806	$919	$3,232,713	$(3,244,225)	$1,392	$—	$52,382
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	2	556	—	—	—	558
Shares issued from options and restricted stock units	—	—	57,613	—	—	—	—	—	—
Comprehensive income (loss)
Net loss	—	—	—	—	—	(1,969)	—	—	(1,969)
Other comprehensive income	—	—	—	—	—	—	(66)	—	(66)
Total comprehensive loss								—	$(2,035)
Equity (deficit) - June 30, 2021	2,463,321	$61,583	92,085,419	$921	$3,233,269	$(3,247,589)	$1,326	$—	$49,510
Dividends declared	—	—	—	—	—	(1,395)	—	—	(1,395)
Stock-based compensation	—	—	—	—	597	—	—	—	597
Shares issued from restricted stock units	—	—		—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—	—	1,041	1,041
Comprehensive income (loss)									—
Net loss	—	—	—	—	—	(8,851)	—	(15)	(8,866)
Other comprehensive income	—	—	—	—	—	—	(72)	—	(72)
Total comprehensive loss								1,026	$(8,938)
Equity (deficit) - September 30, 2021	2,463,321	$61,583	92,085,419	$921	$3,233,866	$(3,257,835)	$1,254	$1,026	$40,815

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Dollars in thousands, except share data)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(35,610)	$(21,739)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,144	17,852
Amortization of discount and premium	(557)	(409)
Other amortization	7,319	6,092
Amortization of revenue on golf membership deposit liabilities	(1,708)	(1,642)
Amortization of prepaid golf membership dues	(11,804)	(12,646)
Non-cash operating lease expense	6,251	3,157
Stock-based compensation	(444)	1,504
Loss on lease terminations and impairment	16,350	2,972
Gain from insurance proceeds for property loss	(3,033)	—
Other losses, net	70	119
Change in:
Accounts receivable, net, other current assets and other assets - noncurrent	(4,347)	(8,271)
Accounts payable and accrued expenses, deferred revenue, other current liabilities and other liabilities - noncurrent	20,280	5,141
Net cash provided by (used in) operating activities	11,911	(7,870)
Cash Flows From Investing Activities
Insurance proceeds for property loss	3,033	—
Acquisition and additions of property and equipment and intangibles	(50,969)	(22,251)
Net cash used in investing activities	(47,936)	(22,251)
Cash Flows From Financing Activities
Repayments of debt obligations	(4,182)	(4,620)
Golf membership deposits received	13	1,484
Proceeds from issuance of common stock	3	53,905
Capital distribution paid	(285)	—
Preferred stock dividends paid	(4,185)	(2,790)
Other financing activities	(1,684)	(673)
Net cash provided by (used in) financing activities	(10,320)	47,306
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	(46,345)	17,185
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, Beginning of Period	62,564	50,833
Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent, End of Period	$16,219	$68,018

Supplemental Schedule of Non-Cash Investing and Financing Activities
Preferred stock dividends declared but not paid	$930	$930
Additions to finance lease assets and liabilities	$1,548	$1,670
Capital contribution	$—	$1,041
Non-cash purchases of property and equipment	$(13,081)	$(620)
Additions for right of use assets in exchange for new operating lease liabilities	$30,756	$9,862
Cash paid during the period for interest expense	$1,745	$2,165
Cash paid during the period for income taxes	$1,985	$1,489

See notes to Consolidated Financial Statements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company's entertainment golf segment was comprised of eight owned or leased entertainment golf venues across four states and the District of Columbia with locations in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; Richmond, Virginia; The Colony, Texas; Charlotte, North Carolina; Washington, D.C; and Houston, Texas.
The Company’s traditional golf segment is one of the largest operators of traditional golf properties in the United States. As of September 30, 2022, the Company owned, leased or managed fifty-three (53) traditional golf properties across nine states.

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

However, our business is dependent upon obtaining substantial funding from various sources. We generated a net loss in the third quarter ended September 30, 2022, and, as previously disclosed, in the fiscal years ended December 31, 2021, and December 31, 2020, and the first and second fiscal quarters of 2022. We do not anticipate that our operational and development cash requirements will be met through current liquidity and internally generated cash flows. Although we have historically depended on external financing sources at this stage in our growth plan, a variety of recent factors, including macroeconomic and geopolitical events such as inflation, rising interest rates and violent conflict in Ukraine, caused financing conditions in the United States to deteriorate in the second quarter and we believe this deterioration accelerated in the third quarter as rates rose. Relatedly, worsening macro-economic conditions make it less likely that the Company will succeed in any effort to sell, finance or otherwise monetize assets at a sufficient value to generate liquidity, since potential buyers may be cash constrained, face increased costs due to supply chain issues and face difficulty in pursuing financing sources. In light of our liquidity position and these recently worsening financial conditions in the United States, management has concluded that there is a substantial doubt about the Company's ability to continue as a going concern over the next 12 months.

Specifically, the Company’s current liquidity, including primarily cash and cash equivalents, is not sufficient to fund operations without additional sources of liquidity over the next 12 months. Therefore, the ability of the Company to continue operations is dependent on the degree of success of management’s plans to manage existing cash balances and to obtain additional financing to fund its short-term liquidity requirements. In order to manage existing cash balances, management intends to continue to reduce expenditures broadly across all aspects of its business. In order to mitigate the going concern, management expects that

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

it will need to obtain external financing sources notwithstanding the negative conditions afflicting debt markets and other sources of potential liquidity.
Basis of Presentation — The accompanying Consolidated Financial Statements and related notes of the Company have been prepared in accordance with U.S. generally accepted accounting principles or GAAP for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The portions of equity in consolidated subsidiaries that are not attributable, directly or indirectly, to us are presented as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") on November 18, 2022. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. The Company has not experienced any losses in the accounts and believes that it is not exposed to significant credit risk because the accounts are at major financial institutions.

The following table summarizes the Company's Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$11,655	58,286
Restricted cash	4,348	3,480
Restricted cash, noncurrent	216	798
Total Cash and cash equivalents, Restricted cash and Restricted cash, noncurrent	$16,219	$62,564

Accounts Receivable, Net — Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts of $0.3 million as of September 30, 2022 and $0.9 million as of December 31, 2021. The allowance for doubtful accounts is based upon several factors including the length of time the receivables are past due, historical payment trends, current economic factors, and our expectations of future events that affect collectability. Collateral is generally not required.

Other Current Assets — The following table summarizes the Company's other current assets:

	September 30, 2022	December 31, 2021
Managed property receivables	$13,526	$19,316
Prepaid expenses	7,137	2,524
Deposits	1,805	1,827
Inventory	2,921	2,229
Miscellaneous current assets, net	9,734	4,138
Other current assets	$35,123	$30,034
Other Assets — The following table summarizes the Company's other assets:

	September 30, 2022	December 31, 2021
Prepaid expenses	$1,717	$2,156
Deposits	3,115	3,335
Miscellaneous assets, net	675	1,047
Other assets	$5,507	$6,538

Other Current Liabilities — The following table summarizes the Company's other current liabilities:

	September 30, 2022	December 31, 2021
Operating lease liabilities	$18,304	$16,519
Accrued rent	3,654	3,455
Dividends payable	930	930
Miscellaneous current liabilities	5,358	5,620
Other current liabilities	$28,246	$26,524

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
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

In 2002, American Golf Corporation ("AGC"), when it was owned by a previous owner, entered into a Restated Membership Deposit Assumption Agreement, with two trusts established by a previous owner of AGC (the “Trusts”) under which the Trusts agreed to unconditionally assume the obligations of AGC to refund certain membership deposit liabilities ("MDLs") in exchange for shares in AGC. The MDLs assumed were refundable 30 years from the date of acceptance of the member with the first liabilities assumed by the Trusts becoming refundable in 2020. The total redemption value of membership deposit liabilities assumed by the Trusts was $181.9 million. No asset was recorded at the time of our acquisition of AGC in recognition of this assumption agreement for the $181.9 million of liabilities assumed by the Trusts for the following reasons: 1) the substantial time period between the assumption of the liabilities and the first liabilities becoming refundable; 2) the inability of AGC to verify and monitor the assets of the Trusts to ensure the ability to perform under the terms of the assumption agreements; 3) the fact that the Trusts are not required to maintain any assets that would support such performance; 4) the Trust settlors were not required contractually to fund the Trusts; and 5) the Company does not have the ability to determine the likelihood that the Trusts will meet their obligations. In the event the Trusts are not able to fulfill their obligations, the Company would be responsible for refunding the outstanding balance of the MDL and therefore, recognizes these MDLs on its balance sheet. Though the Trusts initially assumed $181.9 million of MDLs the balance of related MDLs carried on the books of AGC, as of September 30, 2022, has been reduced to an undiscounted nominal value of $115 million through various assignments to third parties and partial membership refunds due to membership transfers. To-date, the Trust has met all of their obligations that have come due for which the Trust assumed responsibility under the Restated Membership Deposit Assumption Agreement. As of September 30, 2022 the Trusts had refunded a total of approximately $0.5 million of MDLs, all of which they were obligated to pay under the terms of the assumption agreements.

Other Income (Loss), Net — These items are comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
Collateral management fee income, net	$22	$46		$92	$148
Insurance proceeds	662	—	—	4,086
Loss on sale of long-lived assets and intangibles	—	—		(38)	(64)
Gain on Lease Modification/Termination	(3)	—		(56)
Other gain (loss)	239	61		475	(55)
Other gain (loss), net	$920	$107		$4,559	$29

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
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

The Company’s revenue is primarily generated within the entertainment golf and traditional golf segments. The following tables disaggregate revenue by category: entertainment golf venues, public golf properties, private golf properties (owned and leased), managed golf properties, and Corporate other income.

	Three Months Ended September 30, 2022						Nine Months Ended September 30, 2022
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total
Golf operations	$9,067	$31,853	$11,874	$17,881	$197	$70,872	$22,892	$82,099	$38,155	$49,998	$588	$193,732
Sales of food and beverages	7,617	8,232	1,953	—	—	17,802	23,682	21,208	5,722	—	—	50,612
Total revenues	$16,684	$40,085	$13,827	$17,881	$197	$88,674	$46,574	$103,307	$43,877	$49,998	$588	$244,344

	Three Months Ended September 30, 2021						Nine Months Ended September 30, 2021
	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total	Ent. golf venues	Public golf properties	Private golf properties	Managed golf properties (A)	Corporate	Total
Golf operations	$5,239	$30,065	$10,715	$16,238	$—	$62,257	$13,976	$77,932	$37,756	$47,506	$—	$177,170
Sales of food and beverages	6,070	6,334	1,705	—	—	14,109	17,145	12,182	4,840	—	—	34,167
Total revenues	$11,309	$36,399	$12,420	$16,238	$—	$76,366	$31,121	$90,114	$42,596	$47,506	$—	$211,337
(A)Includes $16.4 million and $44.6 million for the three and nine months ended September 30, 2022, and $14.7 million and $41.3 million for the three and nine months ended September 30, 2021, respectively, related to management contract reimbursements reported under ASC 606.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
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

The Company's entertainment golf segment, launched in 2018, is comprised of Drive Shack venues that feature tech-enabled hitting bays with in-bay dining, full-service restaurants, bars, and event spaces and Puttery venues that feature indoor putting courses anchored by bars and other social spaces as well as a full-service kitchen that serve to create engaging and fun experiences for guests. As of September 30, 2022, the Company owned or leased four Drive Shack venues across three states which are located in Orlando, Florida; West Palm Beach, Florida; Raleigh, North Carolina; and Richmond, Virginia, and leased four Puttery venues located in The Colony, Texas; Charlotte, North Carolina; Washington, D.C.; and Houston, Texas.

The Company's traditional golf segment is one of the largest operators of golf courses and country clubs in the United States. As of September 30, 2022, the Company owned, leased or managed 53 traditional golf properties across nine states.

The corporate segment consists primarily of investments in loans and securities, interest income on short-term investments, general and administrative expenses as a public company, interest expense on the junior subordinated notes payable (Note 8) and income tax expense (Note 14).

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole:

Nine Months Ended September 30, 2022	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$22,892	$170,252	$588	$193,732
Sales of food and beverages	23,682	26,930	—	50,612
Total revenues	46,574	197,182	588	244,344
Operating costs
Operating expenses	26,968	163,535	135	190,638
Cost of sales - food and beverages	6,360	7,774	—	14,134
General and administrative expense (A)	5,615	9,280	14,295	29,190
Depreciation and amortization	10,621	8,189	334	19,144
Pre-opening costs (C)	4,830	—	—	4,830
(Gain) Loss on lease terminations and impairment	15,366	984	—	16,350
Total operating costs	69,760	189,762	14,764	274,286
Operating income (loss)	(23,186)	7,420	(14,176)	(29,942)
Other income (expenses)
Interest and investment income	7	52	577	636
Interest expense (D)	(156)	(7,876)	(770)	(8,802)
Other income (loss), net	(413)	4,071	901	4,559
Total other income (expenses)	(562)	(3,753)	708	(3,607)
Income tax expense	63	2	1,996	2,061
Net income (loss)	(23,811)	3,665	(15,464)	(35,610)
Less: net income (loss) attributable to NCI	—	—	(60)	(60)
Net loss attributable to the company	(23,811)	3,665	(15,404)	(35,550)
Preferred dividends	—	—	(4,185)	(4,185)
Net income (loss) applicable to common stockholders	$(23,811)	$3,665	$(19,589)	$(39,735)

September 30, 2022	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$202,111	$250,187	$3,393	$455,691
Total liabilities	76,290	326,093	65,972	468,355
Preferred stock	—	—	61,583	61,583
Noncontrolling interest	3,507	—	(738)	2,769
Equity (loss) attributable to common stockholders	$122,314	$(75,906)	$(123,424)	$(77,016)

Additions to property and equipment (including finance leases) during the nine months ended September 30, 2022	$5,927	$3,976	$1,307	$11,210

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Three Months Ended September 30, 2022	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$9,067	$61,608	$197	$70,872
Sales of food and beverages	7,617	10,185	—	17,802
Total revenues	16,684	71,793	197	88,674
Operating costs
Operating expenses	10,183	59,752	91	70,026
Cost of sales - food and beverages	1,916	3,069	—	4,985
General and administrative expense (A)	815	2,463	5,294	8,572
Depreciation and amortization	3,779	2,916	124	6,819
Pre-opening costs (C)	2,145	—	—	2,145
Loss on lease terminations and impairment	318	1,000	—	1,318
Total operating costs	19,156	69,200	5,509	93,865
Operating income (loss)	(2,472)	2,593	(5,312)	(5,191)
Other income (expenses)
Interest and investment income	4	11	205	220
Interest expense (D)	(46)	(2,549)	(13)	(2,608)
Other income (loss), net	(397)	481	836	920
Total other income (expenses)	(439)	(2,057)	1,028	(1,468)
Income tax expense	23	—	449	472
Net income (loss)	(2,934)	536	(4,733)	(7,131)
Less: net income (loss) attributable to NCI	—	—	21	21
Net loss attributable to the company	(2,934)	536	(4,754)	(7,152)
Preferred dividends	—	—	(1,395)	(1,395)
Net income (loss) applicable to common stockholders	$(2,934)	$536	$(6,149)	$(8,547)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Nine Months Ended September 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$13,976	$163,194	$—	$177,170
Sales of food and beverages	17,145	17,022	—	34,167
Total revenues	31,121	180,216	—	211,337
Operating costs
Operating expenses	17,397	147,822	15	165,234
Cost of sales - food and beverages	3,982	4,974	(5)	8,951
General and administrative expense (A)	8,171	7,700	8,993	24,864
General and administrative expense - acquisition and transaction expenses (B)	824	—	9	833
Depreciation and amortization	8,942	8,854	56	17,852
Pre-opening costs (C)	3,374	—	1	3,375
(Gain) Loss on lease terminations and impairment	22	(237)	3,187	2,972
Total operating costs	42,712	169,113	12,256	224,081
Operating loss	(11,591)	11,103	(12,256)	(12,744)
Other income (expenses)
Interest and investment income	—	55	447	502
Interest expense (D)	(230)	(6,848)	(964)	(8,042)
Capitalized interest (D)	(24)	37	65	78
Other income (loss), net	3	(115)	141	29
Total other income (expenses)	(251)	(6,871)	(311)	(7,433)
Income tax expense	—	—	1,562	1,562
Net income (loss)	(11,842)	4,232	(14,129)	(21,739)
Less: net loss attributable to NCI	(15)	—	—	(15)
Net loss attributable to the company	(11,827)	4,232	(14,129)	(21,724)
Preferred dividends	—	—	(4,185)	(4,185)
Loss applicable to common stockholders	$(11,827)	$4,232	$(18,314)	$(25,909)

September 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Total assets	$168,463	$254,878	$61,135	$484,476
Total liabilities	51,128	329,173	63,360	443,661
Preferred stock	—	—	61,583	61,583
Noncontrolling interest	1,026	—	—	1,026
Equity	$116,309	$(74,295)	$(63,808)	$(21,794)

Additions to property and equipment (including finance leases) during the nine months ended September 30, 2021	$17,810	$5,477	$375	$23,662

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Three Months Ended September 30, 2021	Entertainment Golf	Traditional Golf	Corporate	Total
Revenues
Golf operations	$5,239	$57,018	$—	$62,257
Sales of food and beverages	6,070	8,039	—	14,109
Total revenues	11,309	65,057	—	76,366
Operating costs
Operating expenses	6,718	53,998	13	60,729
Cost of sales - food and beverages	1,453	2,248	(5)	3,696
General and administrative expense (A)	3,697	2,628	2,900	9,225
General and administrative expense - acquisition and transaction expenses (B)	456	—	4	460
Depreciation and amortization	3,038	2,851	(66)	5,823
Pre-opening costs (C)	2,030	—	—	2,030
(Gain) Loss on lease terminations and impairment	—	324	—	324
Total operating costs	17,392	62,049	2,846	82,287
Operating income (loss)	(6,083)	3,008	(2,846)	(5,921)
Other income (expenses)
Interest and investment income	—	19	171	190
Interest expense (D)	(71)	(2,229)	(323)	(2,623)
Capitalized interest (D)	(24)	9	12	(3)
Other income (loss), net	3	60	44	107
Total other income (expenses)	(92)	(2,141)	(96)	(2,329)
Income tax expense	—	—	616	616
Net income (loss)	(6,175)	867	(3,558)	(8,866)
Less: net income attributable to NCI	(15)	—	—	(15)
Net loss attributable to the company	(6,160)	867	(3,558)	(8,851)
Preferred dividends	—	—	(1,395)	(1,395)
Net income (loss) applicable to common stockholders	$(6,160)	$867	$(4,953)	$(10,246)

(A)General and administrative expenses included severance expenses of $0.4 million and $0.8 million for the three and nine months ended September 30, 2022 and $0.1 million and $0.2 million three and nine months ended September 30, 2021, respectively.
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
(D)Interest expense included the accretion of membership deposit liabilities in the amount of $2.4 million and $7.3 million for the three and nine months ended September 30, 2022 and $2.0 million and $6.2 million three and nine months ended September 30, 2021, respectively. Interest expense and capitalized interest are combined in interest expense, net on the Consolidated Statements of Operations.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Note 5. PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

The following table summarizes the Company’s property and equipment:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Value
Land	$6,770	$—	$6,770	$6,770	$—	$6,770
Buildings and improvements	169,236	(52,390)	116,846	155,086	(46,399)	108,687
Furniture, fixtures and equipment	63,867	(35,706)	28,161	56,809	(28,821)	27,988
Finance leases - equipment	24,739	(13,125)	11,614	29,886	(15,602)	14,284
Construction in progress	22,734	—	22,734	21,531	—	21,531
Total Property and Equipment	$287,346	$(101,221)	$186,125	$270,082	$(90,822)	$179,260

Note 6. LEASES

The Company's commitments under lease arrangements are primarily leases for entertainment golf venues and traditional golf properties and related facilities, office leases and leases for golf carts and equipment. The majority of lease terms for our entertainment golf venues and traditional golf properties and related facilities initially range from 10 to 20 years and include up to eight 5-year renewal options. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the payment of taxes assessed against the leased property and the cost of insurance and maintenance. Certain leases include scheduled increases or decreases in minimum rental payments at various times during the term of the lease. During the three months ended September 30, 2022, the Company commenced two new leases for entertainment golf venues. Right-of-use assets of $5.4 million and lease liabilities of $5.5 million related to the leases are included on the Consolidated Balance Sheet as of September 30, 2022. During the nine months ended September 30, 2022, the Company commenced five new leases for entertainment golf venues. Right-of-use assets of $30.8 million and lease liabilities of $32.0 million related to these leases are included on the Consolidated Balance Sheet as of September 30, 2022.

Note 7. INTANGIBLES, NET OF ACCUMULATED AMORTIZATION

The following table summarizes the Company’s intangible assets:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Trade name	$721	$(204)	$517	$721	$(187)	$534
Management contracts	28,488	(18,755)	9,733	28,913	(17,960)	10,953
Internally-developed software	1,277	(1,001)	276	417	(143)	274
Membership base	4,012	(3,346)	666	4,012	(3,304)	708
Non-amortizable liquor licenses	1,465	—	1,465	961	—	961
Total Intangibles	$35,963	$(23,306)	$12,657	$35,024	$(21,594)	$13,430

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Note 8. DEBT

The following table presents certain information regarding the Company’s debt obligations at September 30, 2022 and December 31, 2021:

		September 30, 2022							December 31, 2021
Debt Obligation/Collateral	Month Issued	Outstanding Face Amount	Carrying Value	Final Stated Maturity	Weighted Average Coupon	Weighted Average Funding Cost (A)	Weighted Average Life (Years)	Face Amount of Floating Rate Debt	Outstanding Face Amount	Carrying Value
Credit Facilities and Finance Leases
Vineyard II	Dec 1993	$200	$200	Dec 2043	1.79%	5.03%	21.2	$—	$200	$200
Finance leases (Equipment)	Jan 2017 - Apr 2022	11,420	11,420	Jun 2022 - Aug 2027	3.95% to 8.65%	5.69%	3.3	—	14,275	14,275
		11,620	11,620			5.73%	3.6	—	14,475	14,475
Less current portion of obligations under finance leases		4,847	4,847						5,400	5,400
Credit facilities and obligations under finance leases - noncurrent		6,773	6,773						9,075	9,075
Corporate
Junior subordinated notes payable (B)	Mar 2006	51,004	51,169	Apr 2035	LIBOR+2.25%	5.03%	10.09	51,004	51,004	51,174
Total debt obligations		$62,624	$62,789			5.15%	8.9	$51,004	$65,479	$65,649

(A)Including the effect of deferred financing costs.
(B)Collateral for this obligation is the Company's general credit.

Note 9. REAL ESTATE SECURITIES

The following is a summary of the Company’s real estate securities at September 30, 2022, which are classified as available-for-sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired.

		Amortized Cost Basis			Gross Unrealized				Weighted Average
Asset Type	Outstanding Face Amount	Other-Than- Temporary Impairment	(Discount) Premium	After Impairment and (Discount) Premium	Gains	Losses	Carrying Value (A)	Number of Securities	Rating (B)	Coupon	Yield	Life (Years) (C)	Principal Subordination (D)
September 30, 2022
ABS - Non-Agency RMBS (E)	$4,000	$(1,521)	$396	$2,875	$—	$(834)	$2,041	1	CCC	3.03%	29.16%	0.08	81.5%

December 31, 2021
ABS - Non-Agency RMBS (E)	$4,000	$(1,521)	$(156)	$2,323	$1,163	$—	$3,486	1	CCC	0.68%	29.16%	1.6	67.4%

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

The Company had one security in an unrealized loss position as of September 30, 2022.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Note 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Summary Table

The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2022:

	September 30, 2022			December 31, 2021
	Carrying Value	Estimated Fair Value	Fair Value Method (A)	Carrying Value	Estimated Fair Value
Assets
Real estate securities, available-for-sale	$2,041	$2,041	Pricing models - Level 3	$3,486	$3,486
Cash and cash equivalents	11,655	11,655		58,286	58,286
Restricted cash, current and noncurrent	4,564	4,564		4,278	4,278
Liabilities
Junior subordinated notes payable	$51,169	$35,307	Pricing models - Level 3	$51,174	$27,625

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
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Significant Unobservable Inputs

The following table provides quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

			Weighted Average Significant Input
Asset Type	Amortized Cost Basis	Fair Value	Discount Rate	Prepayment Speed	Cumulative Default Rate	Loss Severity
ABS - Non-Agency RMBS	$2,875	$2,041	12.0%	7.5%	2.6%	55.0%

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

Real estate securities measured at fair value on a recurring basis using Level 3 inputs changed during the nine months ended September 30, 2022 as follows:

ABS - Non-Agency RMBS
Balance at December 31, 2021	$3,486
Total gains (losses) (A)
Included in other comprehensive income (loss)	(1,997)
Amortization included in interest income	566
Purchases, sales and repayments (A)	(14)
Balance at September 30, 2022	$2,041

(A)None of the gains (losses) recorded in earnings during the period is attributable to the change in unrealized gains (losses) relating to Level 3 assets still held at the reporting date. There were no purchases or sales during the nine months ended September 30, 2022. There were no transfers into or out of Level 3 during the nine months ended September 30, 2022.

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
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Note 11. EQUITY AND EARNINGS PER SHARE

Earnings per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). The following table shows the amounts used in computing basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Loss from continuing operations after preferred dividends	$(8,547)	$(10,246)	$(39,735)	$(25,909)
Loss Applicable to Common Stockholders	$(8,547)	$(10,246)	$(39,735)	$(25,909)

Denominator:
Denominator for basic earnings per share - weighted average shares	92,385,019	92,085,846	92,339,823	88,938,344
Effect of dilutive securities
Options	—	—	—	—
RSUs	—	—	—	—
Denominator for diluted earnings per share - adjusted weighted average shares	92,385,019	92,085,846	92,339,823	88,938,344

Basic earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.09)	$(0.11)	$(0.43)	$(0.29)
Loss Applicable to Common Stock, per share	$(0.09)	$(0.11)	$(0.43)	$(0.29)

Diluted earnings per share:
Loss from continuing operations per share of common stock after preferred dividends	$(0.09)	$(0.11)	$(0.43)	$(0.29)
Loss Applicable to Common Stock, per share	$(0.09)	$(0.11)	$(0.43)	$(0.29)

Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of dilutive securities during each period. The Company’s dilutive securities are its options and RSUs. Based on the treasury stock method, the Company had 96,172 and 82,685 potentially dilutive securities during the three and nine months ended September 30, 2022, respectively, and 329,724 and 584,360 potentially dilutive securities during the three and nine months ended September 30, 2021, respectively, which were excluded due to the Company's loss position. Net loss applicable to common stockholders is equal to net loss less preferred dividends.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Stock Options

The following is a summary of the changes in the Company’s outstanding options for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Strike Price	Weighted Average Life Remaining (in years)
Balance at December 31, 2021	3,582,548	$3.17
Expired	(105,118)	$1.00
Balance at September 30, 2022	3,477,430	$3.23	0.9

Exercisable at September 30, 2022	3,061,926	$3.16	0.8

As of September 30, 2022, the Company’s outstanding options were summarized as follows:

Number of Options
Held by a former Manager	3,061,926
Granted to the former Manager and subsequently transferred to certain former Manager’s employees (A)	415,504
Total	3,477,430

(A)The Company and Fortress (the "former Manager") agreed that options held by certain employees formerly employed by that Manager will not terminate or be forfeited as a result of the Termination and Cooperation Agreement, and the vesting of such options will relate to the relevant holder’s employment with the Company and its affiliates following January 1, 2018. In both February 2017 and April 2018, the former Manager issued 1,152,495 options to certain employees formerly employed by the former Manager as part of their compensation. The options fully vest and are exercisable one year prior to the option expiration date, beginning March 2020 through January 2024.

Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the options. Stock-based compensation expense related to the employee options was $0.1 million and $0.2 million during the three and nine months ended September 30, 2022, and $0.2 million and $0.6 million during the three and nine months ended September 30, 2021, respectively, and is recorded in general and administrative expense on the Consolidated Statements of Operations. During the nine months ended September 30, 2022, the Company reversed $0.6 million in stock compensation expense related to certain previously issued options. The unrecognized stock-based compensation expense related to the unvested options was $0.1 million as of September 30, 2022 and will be expensed over a weighted average of 0.8 years.

Restricted Stock Units (RSUs)

The following is a summary of the changes in the Company’s RSUs for the nine months ended September 30, 2022.

	Number of RSUs	Weighted Average Grant Date Fair Value (per unit)
Balance at December 31, 2021	193,190	$2.20
Vested	(23,605)	$4.66
Forfeited (A)	(8,047)	$4.66
Balance at September 30, 2022	161,538	$1.71
(A) Unvested RSUs are forfeited by non-employee directors upon their departure from the board of directors and generally forfeited by employees upon their termination.

The Company grants RSUs to the non-employee directors as part of their annual compensation. The RSUs are subject to a one-year vesting period. During the nine months ended September 30, 2022, the Company granted no RSUs to non-employee directors and 87,757 RSUs granted to non-employee directors vested. The Company also grants RSUs to employees as part of their annual compensation. The RSUs vest in equal annual installments on each of the first three anniversaries of the grant date. During the nine months ended September 30, 2022, the Company did not grant RSUs to employees and 23,605 RSUs granted to employees vested. Stock-based compensation expense is recognized on a straight-line basis through the vesting date of the

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

RSUs. Stock-based compensation expense related to RSUs was $0.1 million and $0.2 million for the nine months ended September 30, 2022 and $0.1 million and $0.3 million for three and nine months ended September 30, 2021, respectively. Stock-based compensation expense is recorded in general and administrative expense on the Consolidated Statements of Operations. During the nine months ended September 30, 2022, the Company reversed $0.3 million in stock compensation expense related to certain previously issued RSUs. The unrecognized stock-based compensation expense related to the unvested RSUs was $0.0 million as of September 30, 2022 and will be expensed over a weighted average period of 0.2 years.

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

Dividends totaling $1.4 million were paid on August 1, 2022 to holders of record of preferred stock on July 1, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

Dividends totaling $1.4 million were paid on October 31, 2022 to holders of record of preferred stock on October 3, 2022, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively.

On November 7, 2022, the Board of Directors of the Company declared dividends on the Company’s preferred stock for the period beginning November 1, 2022 and ending January 31, 2023. The dividends are payable on January 31, 2023, to holders of record of preferred stock on January 1, 2023, in an amount equal to $0.609375, $0.503125 and $0.523438 per share on the 9.750% Series B, 8.050% Series C and 8.375% Series D preferred stock, respectively. As of September 30, 2022, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

Noncontrolling Interest

On July 12, 2021, the Company entered into an investment agreement among the Company and Symphony Ventures, which we refer to as Symphony, a company organized under the laws of Ireland, in which the Company agreed to sell to Symphony 10% of the partnership interests in each of the wholly owned subsidiary limited partnerships, which we refer to as “SLPs”, formed by the Company to hold each of the Company’s Puttery venues, in exchange for an amount in cash equal to 10% of the total cost to build the Puttery venue owned by such SLP. Symphony’s purchase price in each such SLP will be fully committed on the date the certificate of occupancy for the Puttery venue is received, up to a total commitment of $10 million. We control through a wholly owned subsidiary all general partnership interests and 90% of the limited partnership interests in the SLP, thus retaining all rights, powers and authority that govern the partnership and, as a result, we consolidate the financial results of this SLP, and report the noncontrolling interest representing the economic interest in the SLP held by Symphony. Currently the Company and Symphony are party to four SLPs, for the Puttery locations in The Colony, Texas, Charlotte, North Carolina, Washington, D.C., and Houston, Texas.

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
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Note 12. TRANSACTIONS WITH AFFILIATES AND AFFILIATED ENTITIES

Agreements with the Former Manager

At September 30, 2022, the former Manager, through its affiliates, and principals of the former Manager, owned 9.0 million shares of the Company’s common stock and had options relating to an additional 3.1 million shares of the Company’s common stock (Note 11).

Note 13. COMMITMENTS AND CONTINGENCIES

Litigation - The Company is and may become, from time to time, involved in legal actions in the ordinary course of business, including governmental and administrative investigations, inquiries and proceedings concerning employment, labor, environmental, personal injury and other claims. Although management is unable to predict with certainty the eventual outcome of any legal action, management believes the ultimate liability arising from such actions, individually and in the aggregate, which existed at September 30, 2022, will not materially affect the Company’s consolidated results of operations, financial position or cash flow. Given the inherent unpredictability of these types of proceedings, however, it is possible that future adverse outcomes could have a material effect on our financial results.

Environmental Costs — As a commercial real estate owner, the Company is subject to potential environmental costs. At September 30, 2022, management of the Company is not aware of any environmental concerns that would have a material adverse effect on the Company’s consolidated financial position or results of operations.

Surety Bonds — The Company is required to maintain bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company had bonds outstanding of approximately $0.3 million as of September 30, 2022.

Month-to-Month Leases — The traditional golf segment has four month-to-month property leases which are cancellable by the parties with 30 days written notice. The traditional golf segment also has various month-to-month operating leases for carts and equipment. Lease expense is recorded in short-term lease cost as disclosed in Note 6.

Membership Deposit Liability — In the traditional golf business, until 2021 private country club members generally paid an advance initiation deposit upon their acceptance as a member to the respective country club. Initiation deposits are refundable 30 years after the date of acceptance as a member. As of September 30, 2022, the total nominal value of initiation fee deposits was approximately $248.1 million with annual maturities through 2051.

In 2002 American Golf Corporation ("AGC"), when it was owned by a previous owner, entered into a Restated Membership Deposit Assumption Agreement, with two trusts established by a previous owner of AGC (the “Trusts”) under which the Trusts agreed to unconditionally assume the obligations of AGC to refund certain membership deposit liabilities ("MDLs") in exchange for shares in AGC. The MDLs assumed were refundable 30 years from the date of acceptance of the member with the first liabilities assumed by the Trusts becoming refundable in 2020. The total redemption value of membership deposit liabilities assumed by the Trusts was $181.9 million. No asset was recorded at the time of our acquisition of AGC in recognition of this assumption agreement for the $181.9 million of liabilities assumed by the Trusts for the following reasons. 1) the substantial time period between the assumption of the liabilities and the first liabilities becoming refundable; 2) the inability of AGC to verify and monitor the assets of the Trusts to ensure the ability to perform under the terms of the assumption agreements; 3) the fact that the Trusts are not required to maintain any assets that would support such performance; 4) the Trust settlors were not required contractually to fund the Trusts; and 5) The Company does not have the ability to determine the likelihood that the Trusts will meet their obligations. In the event the Trusts are not able to fulfill their obligations, the Company would be responsible for refunding the outstanding balance of the MDL and therefore, recognizes these MDLs on its balance sheet. Though the Trusts initially assumed $181.9 million of MDLs the balance of related MDLs carried on the books of AGC, as of September 30, 2022, has been reduced to an undiscounted nominal value of $115 million through various assignments to third parties and partial membership refunds due to membership transfers. To-date, the Trust has met all of their obligations that have come due for which the Trust assumed responsibility under the Restated Membership Deposit Assumption Agreement. As of September 30, 2022 the Trusts had refunded a total of approximately $0.5 million of MDLs under the terms of the assumption agreements.

DRIVE SHACK INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2022
(Dollars in tables in thousands, except share data)

Restricted Cash — Approximately $4.3 million of restricted cash at September 30, 2022 is used as credit enhancement for traditional golf’s obligations related to the performance of lease agreements and certain insurance claims.

Commitments - As of September 30, 2022, the Company has additional operating leases that have not yet commenced of $54.1 million. The leases are expected to commence over the next 12 months with initial lease terms of approximately 10 years. These leases are primarily real estate leases for future entertainment golf venues.

Preferred Dividends in Arrears - As of September 30, 2022, $5.6 million of dividends on the Company's cumulative preferred stock were unpaid and in arrears.

Note 14. INCOME TAXES

The Company's income tax provision (benefit) for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
The Company's income tax provision was $0.5 million and $2.1 million for the three and nine months ended September 30, 2022, respectively and $0.6 million and $1.6 million for the three and nine months ended September 30, 2021, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2022 as management does not believe that it is more likely than not that the deferred tax assets will be realized.
The Company and its subsidiaries file U.S. federal and state income tax returns in various jurisdictions. As of September 30, 2022, the Company is currently not subject to examination by the IRS for any open tax years and is currently under examination in Idaho for open tax years 2017 and 2019.

At September 30, 2022 and December 31, 2021, the Company reported a total liability for unrecognized tax benefits of $0.8 million and $0.6 million, respectively. The Company does not anticipate any significant increases or decreases to the balance of unrecognized tax benefits during the next 12 months.

Note 15. IMPAIRMENT

The following table summarizes the amounts the Company recorded in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Gain) loss on lease terminations	10	324	2,205	(652)
Loss on corporate office assets (held-for-use)	—	—	—	3,303
Impairment on traditional golf properties (held-for-sale)	—	—	—	—
Impairment on traditional golf properties (held-for-use)	985	—	967	—
Impairment on entertainment golf properties	323	—	13,178	—
Other (gains) loss	—	—	—	321
Total loss on impairment	$1,318	$324	$16,350	$2,972

During the nine months ended September 30, 2022, the Company recorded impairment charges of $11.3 million related to construction in progress assets for its Drive Shack New Orleans venue as the Company determined that it will not restart construction of the venue. The assets consist primarily of a partially constructed, unfinished building and parking lot. During the second quarter of 2022, the Company entered into a termination agreement to terminate the underlying ground lease for the site and recorded a $2.2 million loss on lease terminations. The Company also recorded impairment charges of $0.3 million related to assets for its Puttery location in Philadelphia during the third quarter. The Company recorded impairment charges of $1.6 million related to certain assets acquired for our Puttery venues in Charlotte, North Carolina; Miami, Florida; and Washington, DC. The assets consisted of gameplay tracking cameras and supporting hardware and software for our venues. The Company has determined that it will not utilize the devices and they will therefore not be installed. The Company is unable to recover the cost of the devices and the impairment charge represents the full value of the equipment. In addition, the Company also recorded impairment charges of $1.0 million related to one of its traditional golf courses, Dyker Beach during the third quarter. The Company evaluated the recoverability of the carrying value of these assets using the income approach based on future assumptions of cash flows. As the fair value inputs utilized are unobservable, the Company determined that the significant inputs used to value these properties fall within Level 3 for fair value reporting. .

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

During the three months ended September 30, 2022, the Company recorded impairment charges of $0.3 million related to assets for its Puttery location in Philadelphia. In addition, the Company also recorded impairment charges of $1.0 million related to one of its traditional golf courses, Dyker Beach.

During the three months ended September 30, 2021, the Company recorded other losses totaling $0.3 million on retirement of other traditional golf assets.

Note 16. SUBSEQUENT EVENTS

Lease Termination - In October, the Company entered into a termination agreement with the landlord of the Puttery location in Philadelphia, PA. Pursuant to this agreement, the lease to which the Company was committed to, will be terminated without any penalty or termination fees owed to the landlord.

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

This discussion contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “forecast,” “predict,” “continue” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain projections of results of operations or of financial condition or state other forward-looking information. Our ability to predict results or the actual outcome of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results, including those set forth in the section entitled “Risk Factors” in this report, our Annual Report on Form 10-K/A filed with the SEC on November 18, 2022 and in our other quarterly or current reports as filed with or furnished to the SEC. We disclaim any intent or obligation to update these forward-looking statements.

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

Additionally, the Company is committed to a lease in Manhattan (Randall’s Island), New York for a Drive Shack entertainment golf venue.

The Company launched its first Puttery venue in September 2021 in The Colony, Texas, its second venue in Charlotte, North Carolina in mid-December 2021, its third location in Washington D.C. in June 2022, and its fourth location in Houston, Texas in September 2022 and as of September 30, 2022, the Company operated these four leased Puttery venues. The Company is committed to seven additional Puttery leases for venues in Miami, Chicago, Pittsburgh, New York City (Manhattan), Kansas City, Philadelphia, and Minneapolis. Puttery venues are indoor venues typically located in urban and suburban dining and entertainment districts. On November 4, 2022, we opened our fifth Puttery location, in Chicago.

•Traditional golf | American Golf
The Company’s traditional golf segment is one of the largest operators of traditional golf properties in the United States. As of September 30, 2022, the Company owned, leased or managed fifty-three (53) traditional golf properties across nine states with over 42,215 members and over 2,574,683 rounds played at our properties during the nine months ended September 30, 2022.

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

In addition to our first four Puttery locations in The Colony, Charlotte, Washington D.C., and Houston, we currently have executed lease agreements with landlords to develop additional locations in Miami, Chicago, Pittsburgh, New York City (Manhattan), and Kansas City. We continuously analyze the performance of our first four locations and adjustments will be made, if necessary, to further refine our operational and financial models as we expand our Puttery national footprint. We have opened three Puttery locations during 2022 and expect to end the year with a total of five Puttery venues in operation.
Notable Operational Results

During the third quarter, our traditional golf properties generated revenue of $71.8 million, our Drive Shack venues generated revenue of $10.1 million, and our newest brand, Puttery, generated revenue of $6.6 million.

RESULTS OF OPERATIONS

The following tables summarize our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2022	2021	Amount	%
Revenues
Golf operations (A)	$70,872	$62,257	$8,615	13.8%
Sales of food and beverages	17,802	14,109	3,693	26.2%
Total revenues	88,674	76,366	12,308	16.1%
Operating costs
Operating expenses (A)	70,026	60,729	9,297	15.3%
Cost of sales - food and beverages	4,985	3,696	1,289	34.9%
General and administrative expense	8,572	9,685	(1,113)	(11.5)%
Depreciation and amortization	6,819	5,823	996	17.1%
Pre-opening costs	2,145	2,030	115	5.7
(Gain) loss on lease terminations and impairment	1,318	324	994	306.8%
Total operating costs	93,865	82,287	11,578	14.1%
Operating gain (loss)	(5,191)	(5,921)	(730)	(12.3)%
Other income (expenses)
Interest and investment income	220	190	30	15.8%
Interest expense, net	(2,608)	(2,626)	(18)	(0.7)%
Other income (loss), net	920	107	813	(759.8)%
Total other income (expenses)	(1,468)	(2,329)	861	37.0%
Loss before income tax	$(6,659)	$(8,250)	$(1,591)	(19.3)%
	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	2022	2021	Amount	%
Revenues
Golf operations (A)	$193,732	$177,170	$16,562	9.3%
Sales of food and beverages	50,612	34,167	16,445	48.1%
Total revenues	244,344	211,337	33,007	15.6%
Operating costs			0
Operating expenses (A)	190,638	165,234	25,404	15.4%
Cost of sales - food and beverages	14,134	8,951	5,183	57.9%
General and administrative expense	29,190	25,697	3,493	13.6%
Depreciation and amortization	19,144	17,852	1,292	7.2%
Pre-opening costs	4,830	3,375	1,455	43.1%
(Gain) loss on lease terminations and impairment	16,350	2,972	13,378	450.1%
Realized and unrealized (gain) on investments		—	—
Total operating costs	274,286	224,081	50,205	22.4%
Operating loss	(29,942)	(12,744)	17,198	134.9%
Other income (expenses)
Interest and investment income	636	502	134	26.7%
Interest expense, net	(8,802)	(7,964)	838	10.5%
Gain (loss) on extinguishment of debt	—	—	—
Other income (loss), net	4,559	29	4,530	(15,620.7)%
Total other income (expenses)	(3,607)	(7,433)	3,826	51.5%
Loss before income tax	$(33,549)	$(20,177)	$13,372	66.3%
(A) Includes $16.4 million and $44.6 million for the three and nine months ended September 30, 2022, and $14.7 million and $41.3 million for the three and nine months ended September 30, 2021, respectively, related to management contract reimbursements reported under ASC 606.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Golf operations	$70,872	$62,257	$8,615	13.8%
Percentage of total revenue	79.9%	81.5%

Revenues from golf operations increased by $8.6 million primarily due to a $4 million increase in entertainment venues as compared to the prior period. The increase in entertainment venues was primarily due to increased event and bay play at our entertainment venues and the full operation during the quarter of our Puttery locations in The Colony, Texas, Charlotte, North Carolina, and Washington D.C., and the opening of the Houston, Texas location. Traditional golf increased by $4.6 million during the same period due to an increase in events as compared to prior year due to COVID restrictions being lifted.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Golf operations	$193,732	$177,170	$16,562	9.3%
Percentage of total revenue	79.3%	83.8%

Revenues from golf operations increased by $16.6 million primarily due to increased event and bay play at our entertainment venues and the full operation during the quarter of our Puttery locations in The Colony, Texas, Charlotte, North Carolina, and Washington, D.C., and the opening of the Houston, Texas location. Traditional golf increased during the same period due to less COVID restrictions in place as compared to prior period.

Sales of Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Sales of food and beverages	$17,802	$14,109	$3,693	26.2%
Percentage of total revenue	20.1%	18.5%

Sales of food and beverages increased by $3.7 million, due to a $2.1 million increase in traditional golf, and a $1.6 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifted. Entertainment golf increased due primarily to the opening of Puttery locations in The Colony, Texas, Charlotte, North Carolina, and Washington, D.C., and the recent opening of the Houston, Texas location and stronger performance from Drive Shack venues.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Sales of food and beverages	$50,612	$34,167	$16,445	48.1%
Percentage of total revenue	20.7%	16.2%

Sales of food and beverages increased by $16.4 million, due to a $10 million increase in traditional golf, and a $6.4 million increase in entertainment golf. The increase in traditional golf was primarily due to the return of tournament and large group event-related revenues as COVID-19 related restrictions were lifted. Entertainment golf increased due primarily to the recent opening of Puttery locations in The Colony, Texas, Charlotte, North Carolina, and Washington, D.C., and the opening of the Houston, Texas location and stronger performance from Drive Shack venues.

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Operating expenses	$70,026	$60,729	$9,297	15.3%
Percentage of total revenue	79.0%	79.5%

Operating expenses increased by $9.3 million, primarily due to a $5.7 million increase in traditional golf, and a $3.7 million increase in entertainment golf. The increase was primarily due to increases in payroll and payroll related expenses as venues and events continue to ramp up this year with COVID-19 restrictions lifting as compared to the prior period.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Operating expenses	$190,638	$165,234	$25,404	15.4%
Percentage of total revenue	78.0%	78.2%

Operating expenses increased by $25.4 million, primarily due to a $15.7 million increase in traditional golf, and a $9.8 million increase in entertainment golf. The increase was primarily due to increases in payroll and payroll related expenses as venues and events continue to ramp up this year with COVID-19 restrictions lifting as compared to the prior period.

Cost of Sales - Food and Beverages

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Cost of sales - food and beverages	$4,985	$3,696	$1,289	34.9%
Percentage of total revenue	5.6%	4.8%

Cost of sales - food and beverages increased by $1.3 million directionally in-line with corresponding increase in food and beverage sales in traditional golf and entertainment golf. This increase was mainly driven by higher traffic at our venues due to lifted COVID restrictions as compared to the prior period.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Cost of sales - food and beverages	$14,134	$8,951	$5,183	57.9%
Percentage of total revenue	5.8%	4.2%

Cost of sales - food and beverages increased by $5.2 million directionally in-line with corresponding increase in food and beverage sales in traditional golf and entertainment golf. This increase was mainly driven by higher traffic at our venues due to lifted COVID restrictions as compared to the prior period.

General and Administrative Expense (including Acquisition and Transaction Expense)

General and administrative expense consists of costs associated with our corporate support and administrative functions that support development and operations and includes stock-based compensation.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
General and administrative expense	$8,572	$9,685	$(1,113)	(11.5)%
Percentage of total revenue	9.7%	12.7%

General and administrative expense decreased by $1.1 million consisting of a $0.1 million decrease in traditional golf and a $1.0 million decrease at corporate and entertainment. The decreases are due primarily to reduced headcount, resulting in lower payroll and payroll-related expenses.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
General and administrative expense	$29,190	$25,697	$3,493	13.6%
Percentage of total revenue	11.9%	12.2%

General and administrative expense increased by $3.5 million consisting of a $1.6 million increase in traditional golf resulting from payroll expenses and a $1.9 million increase at corporate. The increases are due primarily to higher payroll and payroll-related expenses compared to reduced headcounts during the pandemic during the first six months of 2021 and an offset due to reduced headcount during the three months ended September 30, 2022.

Depreciation and Amortization

Depreciation and amortization consists of depreciation on property and equipment and financing lease assets, as well as amortization of intangible assets.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Depreciation and amortization	$6,819	$5,823	$996	17.1%
Percentage of total revenue	7.7%	7.6%

Depreciation and amortization increased by $1.0 million primarily due to additions in the Puttery locations in The Colony, Texas, Charlotte, North Carolina, Washington, D.C., and Houston, Texas, partially offset by certain assets becoming fully depreciated.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Depreciation and amortization	$19,144	$17,852	$1,292	7.2%
Percentage of total revenue	7.8%	8.4%

Depreciation and amortization increased by $1.3 million primarily due to additions in the Puttery locations in The Colony, Texas, Charlotte, North Carolina, Washington, D.C., and Houston, Texas, partially offset by certain assets becoming fully depreciated.

Pre-Opening Costs
Pre-opening costs consist primarily of venue-related lease expenses, employee payroll, marketing expenses, travel and related expenses, training costs, food, beverage and other operating expenses incurred prior to opening an entertainment golf venue.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Pre-opening costs	$2,145	$2,030	$115	5.7%
Percentage of total revenue	2.4%	2.7%

The increase is due to the ongoing development of Puttery venues that have not opened yet.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Pre-opening costs	$4,830	$3,375	$1,455	43.1%
Percentage of total revenue	2.0%	1.6%

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
(Gain) loss on lease terminations and impairment	$1,318	$324	$994	306.8%
Percentage of total revenue	1.5%	0.4%

Loss on lease terminations and impairment increased by $1.0 million. The increase is driven by impairment charges related to Dyker Beach and the Puttery location in Philadelphia as compared to the prior period that only had $0.3 million of other losses.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
(Gain) loss on lease terminations and impairment	$16,350	$2,972	$13,378	450.1%
Percentage of total revenue	6.7%	1.4%

Loss on lease terminations and impairment increased by $13.4 million primarily due to the impairment of construction in progress assets for the Drive Shack New Orleans venue and certain assets acquired for Puttery venues in Charlotte, North Carolina; Miami, Florida; and Washington, DC, and a $2.2 million loss on lease terminations related to the Drive Shack New Orleans venue. It also consists of impairment charges related to Dyker Beach and the Puttery location in Philadelphia.

Interest and Investment Income

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Interest and investment income	$220	$190	$30	15.8%
Percentage of total revenue	0.2%	0.2%

There was no significant change in interest and investment income.

Interest and investment income consists primarily of interest earned on cash balances and a real estate security.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Interest and investment income	$636	$502	$134	26.7%
Percentage of total revenue	0.3%	0.2%

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

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Interest expense, net	$(2,608)	$(2,626)	$(18)	(0.7)%
Percentage of total revenue	(2.9)%	(3.4)%

There was no significant change in interest expense, net.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Interest expense, net	$(8,802)	$(7,964)	$838	10.5%
Percentage of total revenue	(3.6)%	(3.8)%

Interest expense, net increased by less than $0.8 million, not a significant change.

Other Income (Loss), Net

	Three Months Ended		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Other income (loss), net	$920	$107	$813	(759.8)%
Percentage of total revenue	1.0%	0.1%

There was no significant change in other income (loss), net.

	Nine Months Ended September 30,		Increase (Decrease)
(dollar amounts in thousands)	September 30, 2022	September 30, 2021	Amount	%
Other income (loss), net	$4,559	$29	$4,530	(15,620.7)%
Percentage of total revenue	1.9%	—%

Other income (loss), net increased by $4.5 million primarily due to insurance proceeds received related to fire damages at two traditional golf venues in 2021.

SEGMENT RESULTS

Entertainment Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2022	September 30, 2021	Amount
Revenues
Golf operations	$9,067	$5,239	$3,828
Sales of food and beverages	7,617	6,070	1,547
Total revenues	16,684	11,309	5,375
Total operating costs	19,156	17,392	1,764
Operating loss	$(2,472)	$(6,083)	$(3,611)

Total revenues

The increase in total entertainment golf revenues during the three months ended September 30, 2022 was due to the addition of four Puttery venues in The Colony, Texas, Charlotte, North Carolina, Washington D.C., and most recently, Houston, Texas and the return of events and customers as the venues reopened following pandemic closures.

Operating loss

The decrease in operating loss during the three months ended September 30, 2022 was mainly due to higher revenues due to the opening of new Puttery venues with an offset driven by impairment charges on the Philadelphia Puttery location as compared to the prior period.

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2022	September 30, 2021	Amount
Revenues
Golf operations	$22,892	$13,976	$8,916
Sales of food and beverages	23,682	17,145	6,537
Total revenues	46,574	31,121	15,453
Total operating costs	69,760	42,712	27,048
Operating loss	$(23,186)	$(11,591)	$11,595

Total revenues

The increase in total entertainment golf revenues during the nine months ended September 30, 2022 was due to the addition of four Puttery venues in The Colony, Texas, Charlotte, North Carolina, Washington D.C., and most recently Houston, Texas and the return of events and customers as the venues reopened following pandemic closures.

Operating loss

The increase in operating loss during the nine months ended September 30, 2022 was mainly due to impairment charges of $11.3 million related to construction in progress assets for the Drive Shack New Orleans venue and $1.6 million of impairment charges related to Puttery equipment, and $2.2 million loss on lease terminations related to the Drive Shack New Orleans venue.

Traditional Golf

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2022	September 30, 2021	Amount
Revenues
Golf operations	$61,608	$57,018	$4,590
Sales of food and beverages	10,185	8,039	2,146
Total revenues	71,793	65,057	6,736
Total operating costs	69,200	62,049	7,151
Operating income (loss)	$2,593	$3,008	$(415)

Total revenues

The increase in total traditional golf revenues during the three months ended September 30, 2022 was primarily due to increased revenue as demand for events remain strong.

Operating income

The decrease of our operating income during the three months ended September 30, 2022 was primarily due to the impairment of long-lived assets related to one of the traditional golf courses as compared to the prior period offset by a favorable change in payroll and payroll-related expenses due to reduced headcount.

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2022	September 30, 2021	Amount
Revenues
Golf operations	$170,252	$163,194	$7,058
Sales of food and beverages	26,930	$17,022	9,908
Total revenues	197,182	180,216	16,966
Total operating costs	189,762	169,113	20,649
Operating income (loss)	$7,420	$11,103	$(3,683)

Total revenues

The increase in total traditional golf revenues during the nine months ended September 30, 2022 was primarily due to increased revenue as demand for events remain strong.
Operating loss

The decrease of our operating income during the nine months ended September 30, 2022 was due to the lease terminations for Tilden Park, The River Club, and Vista Valencia after June 30, 2021.

Corporate

	Three Months Ended		Increase (Decrease)
(in thousands)	September 30, 2022	September 30, 2021	Amount
Revenues
Golf operations	$197	$—	$197
Total revenues	197	—	197
Total operating costs	5,509	2,846	2,663
Operating loss	$(5,312)	$(2,846)	$(2,466)
Total revenues

The increase in total corporate revenues during the three months ended September 30, 2022 was primarily due to income generated through the sub-lease of its corporate assets located in New York, NY.
Operating loss

The increase in operating loss during the three months ended September 30, 2022 was primarily due to increased payroll expenses and payroll-related expenses as part of our growth strategy.

	Nine Months Ended		Increase (Decrease)
(in thousands)	September 30, 2022	September 30, 2021	Amount
Revenues
Golf operations	$588	$—	$588
Total revenues	588	—	588
Total operating costs	14,764	12,256	2,508
Operating loss	$(14,176)	$(12,256)	$(1,920)
Total revenues

The increase in total corporate revenues during the nine months ended September 30, 2022 was primarily due to income generated through the sub-lease of its corporate assets located in New York, NY.

Operating loss

The increase in operating loss during the nine months ended September 30, 2022 was primarily due to increased headcount for the first six months of 2022, offset by a reduction of payroll and payroll-related expenses for the three months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are our current balances of cash and cash equivalents.

As of September 30, 2022, we had $11.7 million of cash and cash equivalents. Our primary cash needs are capital expenditures for opening new Drive Shack and Puttery entertainment golf venues, preferred dividends, capital lease obligations and for general corporate purposes.

The Company’s current liquidity, including primarily cash and cash equivalents, is not sufficient to fund operations without additional sources of liquidity over the next 12 months. The ability of the Company to continue operations is dependent on the degree of success of management's plans to manage existing cash balances and to obtain additional financing to fund its short-term liquidity requirements. In order to manage existing cash balances, management intends to continue to reduce expenditures broadly across all aspects of its business. However, external sources of liquidity, including through debt financing, asset sales or alternative measures, would be requisite to mitigating the going concern, since even if the Company is able to appropriately manage its cash balances, its existing liquidity would not be sufficient to maintain ongoing operations for the next 12 months. There is no assurance that the Company will be successful in raising additional capital or that such additional funds will be available on acceptable terms, if at all.

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

As of September 30, 2022, we continue to actively explore the capital markets to meet our medium-term liquidity requirements to fund planned growth, including new venue development and construction, product innovation and general corporate needs. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of new debt financings, strategically monetizing our remaining real estate securities and the potential for asset sales. We continually monitor market conditions for these financing and capital opportunities and, at any given time, may enter into or pursue one or more of the transactions described above.

Summary of Cash Flows

The following table and discussion summarize our key cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$11,911	$(7,870)
Investing activities	(47,936)	(22,251)
Financing activities	(10,320)	47,306
Net Increase (Decrease) in Cash and Cash Equivalents, Restricted Cash and Restricted Cash, noncurrent	$(46,345)	$17,185

Operating Activities
Cash flows used in operating activities consist primarily of net losses adjusted for certain items including depreciation and amortization of assets, amortization of prepaid golf member dues, impairment losses, other gains and losses from the sale of assets, stock-based compensation expense, and the effect of changes in operating assets and liabilities.

Net cash used in operating activities was $11.9 million for the nine months ended September 30, 2022 and Net cash provided by operating activities was $7.9 million for the nine months ended September 30, 2021. Changes in operating cash flow activities are described below:

•Operating cash flows increased due to the following:
◦$18.1 million in net operating cash flows generated from traditional golf operations;
◦$0.2 million in net operating cash flows used in the entertainment golf venues.

•Operating cash flows decreased due to the following:
◦$3.2 million decrease in corporate payroll primarily due to decreases in headcount;
◦$3.5 million primarily due to less general and administrative payments.

Investing Activities

Cash flows from investing activities primarily relate to insurance proceeds for property loss, and cash flows used in investing activities primarily consist of capital expenditures for the construction and development of entertainment golf venues and renovations of existing facilities.

Net cash used in investing activities was $47.9 million during the nine months ended September 30, 2022 and $22.3 million during the nine months ended September 30, 2021.

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2022 and 2021 were $51.0 million and $22.3 million, respectively.

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

Financing activities used $10.3 million during the nine months ended September 30, 2022 and provided $47.3 million during the nine months ended September 30, 2021. The decrease was primarily due to $53.9 million of net proceeds from our equity raise that was completed on February 2, 2021.

Off-Balance Sheet Arrangements

There have been no significant changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

CONTRACTUAL OBLIGATIONS

During the nine months ended September 30, 2022, we had all of the material contractual obligations referred to in our annual report on Form 10-K for the year ended December 31, 2021. During the three months ended September 30, 2022, the Company commenced two new leases for entertainment golf venues. Right-of-use assets of $5.4 million and lease liabilities of $5.5 million related to the leases are included on the Consolidated Balance Sheet as of September 30, 2022. During the nine months ended September 30, 2022, the Company commenced five new leases for entertainment golf venues. Right-of-use assets of $30.8 million and lease liabilities of $32.0 million related to these leases are included on the Consolidated Balance Sheet as of September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and completely. Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, because the material weakness discussed below under “Material Weakness in Internal Control Over Financial Reporting” that existed as of December 31, 2021, had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below. Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this filing present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013).

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

Remediation Considerations Related to Material Weakness

With respect to the material weakness related to the design and operating effectiveness of the Company's internal controls associated with long-lived asset impairments, management plans to take a number of actions, including, but not limited to, implementing additional controls over the identification of potential impairment indicators, the determination of the appropriate carrying values for assets subject to impairment, and over the evaluation of the assumptions used in determining any potential long-lived asset impairments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies-Legal Contingencies.

Item 1A. Risk Factors

The following discussion supplements the discussion of risk factors previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

Our financial statements contain a statement regarding a substantial doubt about the Company’s ability to continue as a going concern.

Our audited financial statements as of and for the year ended December 31, 2021, were prepared on the assumption that we would continue as a going concern. Management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months. We do not anticipate that our operational and development cash requirements will be met through current liquidity and internally generated cash flows. Although we have historically depended on external financing sources at this stage in our growth plan, a variety of recent factors, including macroeconomic and geopolitical events such as inflation, rising interest rates and violent conflict in Ukraine, caused financing conditions in the United States to deteriorate in the second quarter and we believe this deterioration accelerated in the third quarter as rates rose. Relatedly, worsening financial conditions make it less likely that the Company will be successful in any effort to sell, finance or otherwise monetize assets to generate liquidity, since potential buyers may be cash constrained, face increased costs due to supply chain issues and face difficulty in pursuing financing sources.

The Company’s current liquidity, including primarily cash and cash equivalents, is not sufficient to fund operations without additional sources of liquidity over the next 12 months. Therefore, the ability of the Company to continue operations is dependent on the degree of success of management’s plans to manage existing cash balances and to obtain additional financing to fund its short-term liquidity requirements. In order to manage existing cash balances, management intends to continue to reduce expenditures broadly across all aspects of its business. In order to mitigate the going concern, management expects that it will need to obtain external financing sources notwithstanding the negative conditions afflicting debt markets and other sources of potential liquidity. There can be no assurances that such liquidity can be obtained on favorable terms or at all.

We are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, and, as a result, shares of our common stock may be delisted from the NYSE.

On October 5, 2022, we received written notification from the NYSE that we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to Section 802.01C, we can regain compliance with the minimum share price requirement if, on the last trading-day of any calendar month, our common stock has a closing share price, and a 30 trading-day average closing share price, of at least $1.00. If we do not regain compliance by April 5, 2023, NYSE may commence suspension and delisting procedures with respect to our common stock. If shares of our common stock are delisted from the NYSE, there may be no public market for our common shares. Any over-the-counter or other public market that does develop would likely be characterized by decreased liquidity and greater volatility, which may materially and adversely affect the value of our common shares. We notified NYSE on October 19, 2022, that we intend to cure the continued listing standard deficiency and to return to compliance with Section 802.01C. However, our common stock share price may not meet the applicable requirements during the cure period ending on April 5, 2023 and there can be no assurances that further options to cure the deficiency considered that we may consider can or will be effectuated as an alternative to proceeding to delisting.

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

The annual assessment for fiscal year 2021 resulted in the identification of a material weakness that existed as of December 31, 2021, regarding controls over our long-lived asset impairment analysis.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Loss; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

DRIVE SHACK INC.

By:	/s/ Hana Khouri
Hana Khouri
Chief Executive Officer and President

November 18, 2022

By:	/s/ Kelley Buchhorn
Kelley Buchhorn
Interim Chief Financial Officer

November 18, 2022